Form 10-K
period 2014-09-30
Great Western Bancorp, Inc.
filed 2014-12-12
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
Or
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-36688

Great Western Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-1308512
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 North Phillips Avenue Sioux Falls, South Dakota	57104
(Address of principal executive offices)	(Zip Code)
(605) 334-2548
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer ☒ (Do not check if a smaller company)	Smaller reporting company 
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of March 31, 2014, there was no voting or non-voting common equity held by non-affiliates. As of December 8, 2014, the number of shares of the registrant’s Common Stock outstanding was 57,886,114 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year to which this report relates.

GREAT WESTERN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2014

EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
Except as otherwise stated or the context otherwise requires, references in this Annual Report on Form 10-K to:

•	“we,” “our,” “us” and our “company” refer to:

◦	Great Western Bancorporation, Inc., an Iowa corporation, and its consolidated subsidiaries, for all periods prior to the Formation Transactions;

◦	Great Western Bancorp, Inc., a Delaware corporation, and its consolidated subsidiaries, for all periods after the completion of the Formation Transactions;

•
“Great Western” refer to Great Western Bancorporation, Inc. but not its consolidated subsidiaries, for all periods prior to the Formation Transaction, and Great Western Bancorp, Inc. but not its consolidated subsidiaries, for all periods after the completion of the Formation Transaction;

•	our “bank” refer to Great Western Bank, a South Dakota banking corporation; and

•	“NAB” refer to National Australia Bank Limited, an Australian public company and our controlling stockholder.

•	the “Formation Transactions” means a series of transactions completed on October 17, 2014 and undertaken in preparation for our initial public offering comprised of:

◦	the cash contribution by National Americas Holdings LLC to Great Western Bancorp, Inc. in an amount equal to the total stockholder’s equity of Great Western Bancorporation, Inc.;

◦
the sale by National Americas Investment, Inc. of all outstanding capital stock of Great Western Bancorporation, Inc. to Great Western Bancorp, Inc. for an amount in cash equal to the total stockholder’s equity of Great Western Bancorporation, Inc.; and

◦
the merger of Great Western Bancorporation, Inc. with and into Great Western Bancorp, Inc., with Great Western Bancorp, Inc. continuing as the surviving corporation and succeeding to all the assets, liabilities and business of Great Western Bancorporation, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Item 1A. Risk Factors” or “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•	current and future economic and market conditions in the United States generally or in our states in particular, including the rate of growth and employment levels;

•	changes in market interest rates;

•	the geographic concentration of our operations, and our concentration on originating business and agribusiness loans;

•	the relative strength or weakness of the agricultural and commercial credit sectors and of the real estate markets in the markets in which our borrowers are located;

•	declines in the market prices for agricultural products for any reason;

•	our ability to effectively execute our strategic plan and manage our growth;

•	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan loss;

•	our ability to attract and retain skilled employees or changes in our management personnel;

•	our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;

•	changes in the demand for our products and services;

•	the effectiveness of our risk management and internal disclosure controls and procedures;

•	fluctuations in the values of our assets and liabilities and off-balance sheet exposures;

•	our ability to attract and retain customer deposits;

•	our access to sources of liquidity and capital to address our liquidity needs;

•	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;

•	our ability to identify and address cyber-security risks;

•	any failure or interruption of our information and communications systems;

•	our ability to keep pace with technological changes;

•	our ability to successfully develop and commercialize new or enhanced products and services;

•	possible impairment of our goodwill and other intangible assets, or any adjustment of the valuation of our deferred tax assets;

•	the effects of problems encountered by other financial institutions;

•	the effects of geopolitical instability, including war, terrorist attacks, and man-made and natural disasters;

•	the effects of the failure of any component of our business infrastructure provided by a third party;

•	the impact of, and changes in applicable laws, regulations and accounting standards and policies;

•	market perceptions associated with our separation from NAB and other aspects of our business;

•	our likelihood of success in, and the impact of, litigation or regulatory actions;

•	our inability to receive dividends from our bank and to service debt, pay dividends to our common stockholders and satisfy obligations as they become due;

•	the effect of NAB’s control over us as a result of its continuing beneficial ownership of a majority of our outstanding common stock;

•	the incremental costs of operating as a standalone public company;

•	our ability to retain service providers to perform oversight or control functions or services that have otherwise been performed in the past by NAB; and

•	damage to our reputation from any of the factors described above, in “Item 1A. Risk Factors” or in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I
ITEM 1.    BUSINESS
Our Business
We are a full-service regional bank holding company focused on relationship-based business and agribusiness banking. We serve our customers through 162 branches in attractive markets in seven states: South Dakota, Iowa, Nebraska, Colorado, Arizona, Kansas and Missouri. We were established more than 70 years ago and have achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. By leveraging our business and agribusiness focus, presence in attractive markets, highly efficient operating model and robust approach to risk management, we have achieved significant and profitable growth—both organically and through disciplined acquisitions. We have successfully completed eight acquisitions since 2006, including our 2010 Federal Deposit Insurance Corporation, or FDIC, assisted acquisition of TierOne Bank, which represented approximately $2.5 billion in acquired assets. Our net income was $105.0 million for fiscal year 2014 and our total loans and total assets were $6.8 billion and $9.4 billion, respectively, at September 30, 2014.
We focus on business and agribusiness banking, complemented by retail banking and wealth management services. Our loan portfolio consists primarily of business loans, comprised of commercial and industrial, or C&I, loans and commercial real estate, or CRE, loans, and agribusiness loans. At September 30, 2014, our business and agribusiness loans collectively accounted for 85% of our total loan portfolio. In addition, 62% of our aggregate loan portfolio, comprising our CRE loans (representing 37% of our aggregate loan portfolio), residential real estate loans (representing 13% of our aggregate loan portfolio) and agriculture real estate loans (representing 11% of our aggregate loan portfolio), was primarily secured by interests in real estate predominantly located in the states in which we operate. In addition, and some of our other lending occasionally involves taking real estate as primary or secondary collateral. We offer small and mid-sized businesses a focused suite of financial products and have established strong relationships across a diversified range of sectors, including key areas supporting regional growth such as agribusiness services, freight and transport, healthcare and tourism. We have developed extensive expertise in agribusiness lending, which serves one of the most prominent industries across our markets, and we offer a variety of financial services designed to meet the specific needs of our agribusiness customers. We also provide a range of deposit and loan products to our retail customers through several channels, including our branch network, online banking system, mobile banking applications and customer care centers. In our wealth management business, we seek to expand our private banking, financial planning, investment management and insurance operations to better position us to capture an increased share of the business of managing the private wealth of many of our business and agribusiness customers.
Our banking model seeks to balance the best of being a “big enough” & “small enough” bank, providing capabilities typical of a much larger bank, such as diversified product specialists, customized banking solutions and multiple delivery channels, with a customer-focused culture usually associated with smaller banks. Our focus on balancing these capabilities with a service-oriented culture is embedded within our operations and is enhanced by focusing on our core competencies. We are well recognized within our markets for our relationship-based banking model that provides for local, efficient decision making. We believe we serve our customers in a manner that is responsive, flexible and accessible. Our relationship bankers strive to build deep, long-term relationships with customers and understand the customers’ specific needs to identify appropriate financial solutions. We believe we have been successful in attracting customers from larger competitors because of our flexible approach and the speed and efficiency with which we provide banking solutions to our customers while maintaining disciplined underwriting standards.
Our Business Strategy
We believe that stable long-term growth and profitability are the result of building strong customer relationships while maintaining disciplined underwriting standards. We plan to focus on originating high-quality loans and growing our low-cost deposit base through our relationship-based business and agribusiness banking. We believe that continuing to focus on our core strengths will enable us to gain market share, continue to improve our operational efficiency and increase profitability. The key components of our strategy for continued success and future growth include the following:
Attract and Retain High-Quality Relationship Bankers
A key component of our growth in our existing markets and entry into new markets has been our ability to attract and retain high-quality relationship bankers. We have recruited approximately 42 new business and agribusiness relationship bankers since

January 1, 2011 (out of a total of approximately 160 business and agribusiness relationship bankers at September 30, 2014), with average industry experience of over 15 years when hired. We believe we have been successful in recruiting qualified relationship bankers due primarily to our decentralized management approach, focused product suite and flexible and customer-focused culture while continuing to provide sophisticated banking capabilities to serve our customers’ needs. We intend to continue to hire experienced relationship bankers to execute our relationship-driven banking model. We utilize a variable compensation structure designed to incentivize our relationship bankers by tying their compensation to their individual overall performance and the performance of the loans that they help originate, which we measure based on revenues, return on assets and asset quality/risk, among other things. We believe this structure establishes the appropriate incentives to maximize performance and satisfy our risk management objectives. By leveraging the strong networks and reputation of our experienced relationship bankers, we believe we can continue to grow our loan portfolio and deposit base as well as cross-sell other products and services.
Optimize Footprint in Existing and Complementary Markets
We pursue attractive growth opportunities to expand within our existing footprint and enter new markets aligned with our business model and strategic plans. We believe we can increase our presence in under-represented areas in our existing markets and broaden our footprint in attractive markets adjacent and complementary to our current markets by continuing our emphasis on business and agribusiness banking. Our branch strategy is guided by our ability to recruit experienced relationship bankers in under-represented and new markets. These bankers expand our banking relationships into these markets prior to opening a branch, which increases our likelihood of expanding profitably by developing an asset base before we establish a branch in that market. We will continue to opportunistically consider opening new branches. We intend to capitalize on growth opportunities we believe exist in growing economies in and adjacent to our existing markets.
Deepen Customer Relationships
We believe that our reputation, expertise and relationship-based banking model enables us to deepen our relationships with our customers. We look to leverage our relationships with existing customers by cross-selling our products and services. We have sought to grow our low-cost customer deposit base by attracting more deposits from our business and agribusiness customers. We offer alternative cash management solutions intended to help retain business customers. We seek to expand and enhance our wealth management platform through focused product offerings that we believe will appeal to our more affluent customers. We intend to continue to capitalize on opportunities to capture more business from existing customers throughout our banking network.
Continue to Improve Efficiency and Lower Costs
We believe that our focus on operational efficiency, even in light of incremental costs from being a public company, is critical to our profitability and future growth. We intend to carefully manage our cost structure and continuously refine and implement internal processes to create further efficiencies and enhance our earnings. We continue to optimize our branch network and have commenced reviews of additional internal processes and our vendor relationships, with a view to identifying opportunities to further improve efficiency and enhance earnings. We are also continuing our efforts to shift our deposit base to lower-cost customer deposits, a strategic initiative that has been primarily responsible for driving our cost of deposit funding down since September 30, 2012. We believe our scalable systems, risk management infrastructure and operating model will better enable us to achieve further operational efficiencies as we grow our business.
Opportunistically Pursue Acquisitions
Our management team has extensive expertise and a successful track record in evaluating, executing and integrating attractive, franchise-enhancing acquisitions. We have successfully completed eight acquisitions since 2006, including our 2010 Federal Deposit Insurance Corporation, or FDIC, assisted acquisition of TierOne Bank, which represented approximately $2.5 billion in acquired assets. We will continue to consider acquisitions that are consistent with our business strategy and financial model as opportunities arise. Illustrated below, as of September 30 of each indicated year, is the growth in our total assets as a result of our acquisitions in that fiscal year.

Acquired Security Bank
($0.1 billion)
Acquired Sunstate Bank and three branches from HF Financial Corp.
($0.2 billion total)
Acquired First Community Bank's Colorado franchise and a branch from Wachovia
($0.6 billion total)
Acquired F&M Bank-Iowa and TierOne Bank
($3.0 billion total)
Acquired North Central Bancshares Inc.
($0.4 billion)
Total Assets ($BN)
$10
$9
$8
$7
$6
$5
$4
$3
$2
$1
$0
$3.1
$3.4
$4.2
$5.2
$8.3
$8.2
$9.0
$9.1
$9.4
2006
2007
2008
2009
2010
2011
2012
(1)
2013
2014
Pre-Acquisition Assets
Acquired Assets

(1) Acquired assets are the total of the fair value of assets acquired and the net cash and cash equivalents received at the time of acquisition in each indicated year.
Our Operating Model
We believe our highly efficient and scalable operating model has enabled us to operate profitably, remain competitive, increase market share and develop new business. We emphasize company-wide operating principles focused on proactive expense management, targeted investment, disciplined lending practices and focused product offerings. We have achieved cost efficiencies by consolidating our branch network through the closure of less profitable locations and through our demonstrated success in acquiring and integrating banks. We have also achieved significant cost efficiencies through the use of Kaizen & Lean principles, which are management techniques for improving processes and reducing waste, to eliminate redundancies and improve the efficient allocation of resources throughout our operations. We believe our focus on operating efficiency has contributed significantly to our return on equity, return on assets and net income.
Our Relationship With NAB
Great Western Bancorp, Inc., a Delaware corporation, was formed in July 2014 as a wholly owned subsidiary of National Americas Holdings LLC to be the publicly traded holding company for Great Western Bank.  National Americas Holdings LLC was formed as a Delaware limited liability company in 2008 by NAB to facilitate NAB’s purchase of Great Western Bank.  In connection with our initial public offering in October 2014, Great Western Bancorp, Inc. purchased all outstanding common stock issued by Great Western Bancorporation, Inc., an Iowa corporation formed in 1968 which was then the holding company for Great Western Bank, from National Americas Investments, Inc., a wholly owned subsidiary of National Americas Holdings LLC.  Following this purchase, Great Western Bancorporation, Inc. merged with and into Great Western Bancorp, Inc., with Great Western Bancorp, Inc. continuing as the surviving corporation and succeeding to all the assets, liabilities and business of Great Western Bancorporation, Inc. We conduct our business through our bank as a single reportable segment, with all of our identifiable assets located in the United States.
As a wholly owned subsidiary of NAB prior to our initial public offering, we historically received financial and administrative support from NAB and its affiliates and engaged in business transactions with them, including NAB London Branch (a branch of National Australia Bank Limited), or NAB London Branch, acting as counterparty pursuant to an ISDA master agreement with our bank on approximately $978.3 million in total notional amount of interest rate swaps outstanding at September 30, 2014. NAB continues to own 68.2% of our outstanding common stock and to have significant control over us and our operations. In connection with our initial public offering, we and NAB entered into certain agreements providing a framework for our ongoing relationship with NAB, including a stockholder agreement, which we refer to as the Stockholder Agreement, governing NAB’s rights as a stockholder until such time as NAB ceases to control us for purposes of the U.S. Bank Holding Company Act of 1956, as amended, or the BHC Act, a transitional services agreement, which we refer to as the Transitional Services Agreement, pursuant to which NAB has agreed to continue to provide us with certain services for a transition period and a registration rights agreement, which we refer to as the Registration Rights Agreement, requiring that we register shares of our common stock beneficially owned by NAB under certain circumstances. As part of the Formation Transactions, we also assumed certain outstanding previously existing indebtedness owed by our predecessor Great Western Bancorporation, Inc. to NAB. We may continue to engage in business transactions with NAB and its affiliates in the future, including by continuing to use NAB London Branch as a counterparty to our bank for interest rate swaps.
Our Business Lines
Business Banking
Business banking is a key focus of our business model and is one of our core competencies. We provide business banking services to small and mid-sized businesses across a diverse range of industries, including key sectors supporting regional growth such as ancillary agribusiness services (e.g., farm equipment suppliers and grain and seed merchants), freight and transport, healthcare (e.g., hospitals, physicians, care facilities and dentists) and tourism. We offer our business banking customers a focused range of financial products designed to meet the specific needs of their businesses, including loans, lines of credit, cash management services, online business deposit and wire transfer services, in addition to checking and savings accounts and corporate credit cards. At September 30, 2014, business banking represented $2.41 billion in deposits and $4.11 billion in loans, representing 34% and 60%, respectively, of our total deposits and loans.
Our business banking model is based on a fundamental understanding of the communities we serve and the banking needs of our customers. Our bank employs experienced relationship bankers across our footprint, each of whom offers our bank’s suite of business banking products and services to our customers. Our relationship bankers strive to build deep, long-term customer relationships with our banking customers and to understand our customers’ specific needs to identify appropriate financial solutions.
Our business banking lending portfolio comprises C&I and CRE loans. C&I loans represent one of our core competencies in business banking. We offer a focused range of lending products to our C&I customers, including working capital and other shorter-term lines of credit, fixed-rate loans over a wide range of terms, including our tailored business loans, and variable-rate loans with varying terms. CRE loans include both owner-occupied CRE and non-owner-occupied CRE loans, multifamily residential real estate loans and construction and development loans. CRE lending is a significant component of our overall loan portfolio, although we are focused on managing our exposure to construction and development lending, in particular, which we believe is relatively riskier than other types of CRE lending, including owner-occupied CRE lending. The composition of our business lending, as of September 30, 2014, is as follows:

	September 30, 2014
	Nebraska	Iowa / Kansas / Missouri	South Dakota	Arizona / Colorado	Other(1)	Total	% of Total Loan Unpaid Principal Balance
	(dollars in thousands)
C&I loans	$369,688	$710,259	$267,581	$189,163	$34,949	$1,571,640	23.0%
Owner-occupied CRE loans	231,920	365,828	250,039	294,243	9,838	1,151,868	16.9%
Non-owner-occupied CRE loans	171,956	254,815	310,543	163,236	21,845	922,395	13.5%
Construction and development loans	102,321	101,654	61,429	34,922	13,674	314,000	4.6%
Multifamily residential real estate loans	41,591	24,689	37,996	35,104	13,551	152,931	2.2%
Total business loans	$917,476	$1,457,245	$927,588	$716,668	$93,857	$4,112,834	60.3%

(1)
Balances in this column represent acquired workout loans and certain other loans managed by our staff, commercial credit card loans, fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

The compositions of our C&I and CRE loan portfolios, aggregated by customer exposure as of September 30, 2014, are diversified across loan sizes, as set forth below:
C&I and CRE Loan Portfolio Compositions

C&I	CRE

Agribusiness Banking
In addition to business banking, we consider agribusiness lending one of our core competencies. We have been providing banking services to the agricultural community since our bank was founded in 1935. We have developed extensive expertise and brand recognition in agribusiness lending (which we believe is one of the fastest growing industries in the markets where we operate and which is the largest single industry that we serve) and provide loans and banking services to agribusiness customers across our geographic footprint. We predominantly lend to grain and protein producers who produce a range of agricultural commodities. Our agribusiness customers range in size from small, family farms to large, commercial farming operations. At September 30, 2014, our agribusiness loan portfolio was $1.68 billion, representing 25% of our bank’s $6.82 billion in total lending. Our agribusiness loan portfolio was balanced at September 30, 2014, among the major types of agricultural production undertaken in our footprint, with grains (primarily corn, soybeans and wheat) representing 38% of our agribusiness loan portfolio; proteins representing 46% of our agribusiness loan portfolio (primarily beef cattle, dairy products and hogs); and other products representing 16% of our agribusiness loan portfolio (including cotton, trees, fruits and nuts and vegetables, among others), as set forth below:
Agribusiness Loan Portfolio

The composition of our agribusiness lending portfolio is also geographically diversified across our locations in our four business regions, as set forth below:

	September 30, 2014
	Agribusiness Loans	% of Agribusiness Loan Portfolio
	(dollars in thousands)
South Dakota	$575,755	34.2%
Arizona and Colorado	512,207	30.5%
Iowa, Kansas and Missouri	451,859	26.9%
Nebraska	139,922	8.3%
Other(1)	1,466	0.1%
Total	$1,681,209	100.0%

(1)    Balances in this row represent acquired workout loans and certain other loans managed by our staff, fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

We offer a number of products to meet our agribusiness customers’ banking needs, from short-term working capital funding to long-term land-related lending, as well as other tailored services. Through relationships with insurance agencies, we offer and sell crop insurance that can provide farms with options for financial protection from various events, including flood, drought, hail, fire, disease, insect damage, wildfire and earthquake. We service our agribusiness customers through dedicated relationship bankers with deep industry/sector knowledge, supplemented by a team of local bankers focused on agriculture who build long-term relationships with customers.
Retail Banking
Retail banking provides a source of low-cost funds and deposit-related fee income. At September 30, 2014, our branch network consisted of 162 branch offices located in 116 communities. Our branch network enhances our ability to gather deposits, expand our brand presence, service our customers’ needs, originate loans and maintain our lending relationships.
We offer traditional banking products to our retail customers, including checking accounts, savings and money market accounts, individual retirement accounts, or IRAs, and certificates of deposit, or CDs. As the banking industry continues to experience broader customer acceptance of online and mobile banking tools for conducting basic banking functions and retail customers use branch locations with less frequency than they have historically, we serve our customers through a wide range of non-branch channels, including online, telephone and mobile banking platforms. In addition, we continue to optimize our branch network and have closed less profitable branches. We continue to strive to optimize the effectiveness of our distribution channels and increase our operational efficiency to adapt to increasing customer preferences for self-service banking capabilities. At September 30, 2014, we had ATMs at 155, or 96%, of our branches and had another 41 company-owned ATMs at off-site locations. We are part of the MoneyPass, SHAZAM and NETS networks, enabling our customers to take out cash surcharge-free and service charge-free at over 25,000 ATM locations across the country.
Our retail branch network is spread among our four regions as follows:

	September 30, 2014
	Number of branches	% of branches
South Dakota	25	15%
Arizona and Colorado	27	17%
Iowa, Kansas and Missouri	54	33%
Nebraska	56	35%
Total	162	100%
We also provide a variety of loan products to individuals. At September 30, 2014, our residential real estate and consumer portfolio was $993 million, representing 15% of our total lending, and comprised residential mortgage loans, home equity loans and home equity lines of credit and general lines of credit, and auto loans and other loans. We also have a small amount of consumer credit card balances outstanding. In addition to retail loans held in our portfolio, we also originate residential mortgage loans for resale (including their servicing) on the secondary market and, in the fiscal year ended September 30, 2014, we originated $216.4 million of these loans. At September 30, 2014, we had a retail and mortgage loan officer base of 399 individuals. Home equity originations (including residential mortgages) are sourced almost exclusively through our branch network. Our home equity loan portfolio is conservatively underwritten, including assessment of the borrower’s FICO score and the loan-to-value ratio. See “—Loans—Underwriting Principles” for discussion of our credit underwriting standards.
Wealth Management
We also provide our customers with a selection of wealth management solutions, including financial planning, private banking, investment management and trust services through associations with third party vendors, including a registered broker-dealer and investment adviser. Our investment representatives offer our customers investment management services through our branch network which entails overseeing and recommending investment allocations between asset classes based on a review of a client’s risk tolerance. These representatives also offer and sell insurance solutions, including life insurance and offer trust services, including personal trusts and estate planning. At September 30, 2014 our investment representatives had $592 million in assets under management, and, through our trust services group, we had $691 million in assets under management, for a combined total of $1.28 billion in assets under management. Enhancing and expanding our wealth management business is an important component of our strategic plan, as we believe it can deepen our customer relationships, create cross-selling opportunities and drive stable and recurring revenue.
Loans
Overview
Our loan portfolio consists primarily of C&I, CRE and agribusiness loans. We also originate residential real estate loans, personal loans, home equity loans, lines of credit, credit cards and auto loans. As described below, our loan portfolio is diversified across our customer base, and less than 1% of the outstanding balances in the portfolio are unsecured.
The following chart sets forth the composition of our loan portfolio by loan category as of September 30, 2014:

Our underwriting standards, discussed below, require portfolio diversification across geographies, industries and customers. Our lending is spread among our four geographic regions, with each region representing between 19% and 33% of our lending portfolio at September 30, 2014. Within each region, our lending is also diversified both across our loan categories referenced above and within each of these categories. For example, within agribusiness lending, our portfolio is diversified across grain, protein and other types of agribusiness. Our C&I and owner-occupied CRE lending categories are well diversified, with no individual industry comprising more than 8% of lending in these combined categories. See “—Our Business Lines—Agribusiness Banking” for information about the composition of our agribusiness loan portfolio and “—Our Business Lines—Business Banking” for information about the composition of our business banking loan portfolio. At a customer level, our largest exposure represents approximately 1% of our total loans, and our top ten loan exposures represent approximately 8% of our total loans at September 30, 2014.
Underwriting Principles
General. We apply consistent credit principles in our assessment of lending proposals across all loan categories. We are a cash flow-focused lender, which means our assessment of any potential loan includes an analysis of whether the customer can generate sufficient cash flow, not only in normal operating conditions but in a range of circumstances, to ensure the likelihood that the borrowers’ repayment obligations to our bank can be fully met. Our underwriting procedures include an assessment of the borrower’s cash flow sustainability, the acceptability of the borrowing purpose, the borrower’s liquidity, collateral quality and adequacy, industry dynamics, and management capability, integrity and experience. For residential real estate, consumer and other lending, our underwriting process is intended to assess the prospective borrower’s credit standing and ability to repay (which we analyze based on the borrower’s cash flow, liquidity, credit standing, employment history and overall financial condition) and the value and adequacy of any collateral.

We establish conservative collateral guidelines that recognize the potential effects of volatility or deterioration of the value of collateral we accept, such as real estate, inventory, receivables and machinery. We manage this risk in a number of ways, including through advance rate guidelines for the various types of collateral we typically accept. In addition, where we take real estate as collateral, and for some other specialized assets, we require assessment of value based on appropriate methodology and benchmarks. For our larger real estate commitments, this can include an independent third party appraisal review and, where appropriate, additional reviews.
We also assess the presence and viability of one or more acceptable secondary sources of repayment to mitigate potential future borrower cash flow deterioration. To improve the reliability of secondary sources of repayment, we prefer originating loans on a secured basis, and at September 30, 2014, less than 1% of our total lending was on an unsecured basis. We typically engage in unsecured lending only in situations involving long-standing customers of sound net worth and above-average liquidity with strong repayment ability (other than in connection with credit cards we issue).
We have a delegated commitment authorities framework that provides a conservative level of lending authority to our bankers commensurate with their role and lending experience. Commitments above the lending thresholds established for a banker require the approval, depending on the size of the commitment, of our regional credit managers, central senior credit managers, Chief Credit Officer or Chief Risk Officer or, for our largest commitments, our transactional credit committee. Loan analyses and decisions are documented and form part of the loan’s continual monitoring and relationship management record. We believe this framework provides the necessary separation of authority and independence in the credit underwriting process while providing flexibility to expedite appropriate credit decisions and provide competitive customer service.
Agribusiness. The underwriting principles described above generally apply to our agribusiness lending, although our assessment of cash flow sustainability, acceptability of borrowing purpose, borrower liquidity, industry environment, and management capability, integrity and experience are considered in light of the unique attributes of agribusiness lending. For example, we review the adequacy and sustainability of an agribusiness customer’s operating cash flows to determine adequate coverage of interest and principal repayments, and, generally, require a minimum of 1.25 times average coverage over a medium term of two to five years. We ensure that we understand the purpose of the loan and are willing to fund it. We work with the borrower to select the appropriate funding facility, such as working capital funding for short-term needs, medium-term borrowing to fund purchases of durables like machinery or equipment and long-term real estate loans, which are typically committed for five to ten years, with a maximum of 15 years. All of our agribusiness real estate loans are fully amortizing, based on full loan repayment over 15 to 25 years, and, for fixed-rate loans longer than five years, we typically enter into matching fixed-to-floating interest rate swaps as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Business and Financial Statements—Loans and Interest Rate Swaps Accounted for at Fair Value.”
As described above, we establish conservative collateral guidelines for our lending that recognize the volatility of asset prices. We also tailor the structure of certain loans, apply additional policies and require appropriate covenants to ensure our bank is well protected against the key potential risks. For livestock, we adopt conservative valuations to reduce the effects of cyclical trends before applying our collateral guidelines. For growing grain crops, we generally limit our lending to the coverage provided by crop insurance.
As is the case with all types of lending, external risks beyond a customer’s business and operations can affect repayment. Our agribusiness lending, in particular, is subject to several external risks that we manage in various ways, including:

•
Price cycles and volatility—Agricultural commodity prices are both cyclical and volatile, and we seek to manage these factors by diversifying our portfolio across a range of agribusiness customers including grain producers and protein producers (e.g., generally low grain prices assist protein producers since their businesses use grains as inputs) and by determining and applying appropriate advance rate guidelines to agricultural commodities used as collateral, as discussed above.

•
Weather, disease and other perils—Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business and the business of our borrowers. We seek to mitigate our exposure to this risk through our geographic diversification across seven states and a number of agricultural products. Federally subsidized crop insurance coverage is also available for over 120 kinds of crops, typically of 50% to 85% of a grower’s average yield, against various agriculture-related perils, including flood, drought, hail, fire, disease, insect damage, wildlife and earthquake.

•
Land prices—As discussed above, we focus on cash flow lending, which helps farms to ensure that they have sufficient cash flow to service debt and support their businesses, and generally take land as secondary collateral, with conservative advance rate guidelines in assessing collateral adequacy.

Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to businesses and other customers with a variety of rates and terms. Deposits at our bank are insured by the FDIC up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At September 30, 2014, we held $7.05 billion of total deposits, which have grown at a CAGR of 13% from September 30, 2009 to September 30, 2014 (attributable primarily to growth in fiscal year 2010 as a result of our acquisition of TierOne Bank) and 1% in fiscal year 2014. At September 30, 2014, our deposit base consisted of $2.66 billion, or 38%, in checking accounts, $2.65 billion, or 38%, in money market checking, savings and passbook accounts, and $1.74 billion, or 25%, in CDs and IRAs.
Our deposit base is diversified across our geographic footprint, as illustrated by the following table showing the composition of our deposit base by the geographic region of our branches at September 30, 2014:

	September 30, 2014
State	Number of Branches	Deposits (in thousands)	% of Deposits
Nebraska	56	$2,366,196	33.6%
Iowa, Kansas and Missouri	54	2,096,212	29.7%
South Dakota	25	1,431,737	20.3%
Arizona and Colorado	27	1,105,535	15.7%
Corporate and other	—	52,500	0.7%
Total	162	$7,052,180	100.0%
Our deposit base is also diversified by client type. As of September 30, 2014, no individual depositor represented more than 2% of our total deposits, and our top ten depositors represented only 9% of our total deposits. The composition of our deposit mix has recently changed with an increased proportion of non-interest-bearing deposits and other transaction accounts and a lower proportion of more expensive time deposits as a result of a strategic initiative launched during fiscal year 2013. This shift in deposit mix has been largely responsible for the recent declines in our average cost of deposits from 0.79% at September 30, 2011 to 0.36% at September 30, 2014. At September 30, 2014, our deposit base included $1.0 billion of municipal deposits, against which we were required to hold $760 million of collateral. Municipal deposits represent approximately 581 customers with an average balance per customer of $1.73 million.

The graph below shows our non-interest-bearing deposits, interest-bearing demand deposits and time deposits at the end of each fiscal year presented, as well as weighted average costs of deposits for each fiscal year presented:

 Risk Oversight and Management
We believe risk management is another core competency of our business. Following the acquisition of us by NAB, we have expanded our risk management staff and risk capabilities significantly in recent years to conform to NAB’s global standards. We have also implemented comprehensive policies and procedures for credit underwriting and monitoring of our loan portfolio, including strong credit practices among our relationship bankers, allowing credit decisions to be made efficiently on a local basis consistent with our underwriting standards. We believe that our risk management is more robust than that of most banks our size, resulting in our ability to grow our loan portfolio without compromising credit quality. We were also able to remain profitable while maintaining strong asset quality through the financial crisis, in part due to our focus on our core business and adherence to our disciplined risk management which enabled us to largely avoid higher-risk lending practices that impacted other lenders in the industry during 2009 to 2011. Our robust risk capabilities are embedded into our operations.
Our risk management consists of comprehensive policies and processes and seeks to emphasize personal ownership and accountability for risk with all our employees. We expect our people to focus on managing our risks, and we support this with appropriate oversight and governance and 79 risk management employees as of September 30, 2014 (including 8 internal audit employees who report directly to the Audit Committee of our board of directors). We delegate authority for our risk management oversight and governance to a number of executive management committees, each responsible for overseeing various aspects of our risk management process. Various board committees provide oversight over our risk management function.
Our executive risk committee is responsible for oversight and governance of all risks across the enterprise. These responsibilities include monitoring our bank’s overall risk profile to ensure it remains within the board-approved risk appetite and adjusting activities as appropriate, assessing new and emerging risks, monitoring our risk management culture, assessing acceptability of the risk impacts of any material changes (or additions) to our products, vendor relationships, partnerships or other processes and overseeing compliance with regulatory expectations and requirements. The executive risk committee is chaired by our President and Chief Executive Officer and includes our Chief Risk Officer and executives representing our business and support areas together with senior risk managers. The executive risk committee is supported by the following four subcommittees, each with specific responsibility to monitor, oversee and approve changes in their respective areas of focus relating to risks: asset & liability committee, operational risk & compliance committee, transactional credit committee and technology committee. Our transactional credit committee reviews and approves our largest lending exposures (i.e., those over $25 million).
Our Chief Risk Officer leads our integrated risk management function that oversees all enterprise risk, including strategic risk, credit risk and operational risk (such as compliance, regulatory, legal and reputational risk), as well as overseeing ongoing enhancements to our risk management processes. Our Chief Risk Officer, a member of our executive committee, reports to our President and Chief Executive Officer and has direct access to the risk committee of our board of directors. In addition, our executive leadership team and other members of management have responsibility for oversight and management of risk across business and operational lines.

Risk Framework and Appetite
Our risk framework is structured to guide decisions regarding the appropriate balance between risk and return considerations in our business. Our risk framework is informed by our strategy, risk appetite and financial plans approved by our board of directors. This framework includes risk policies, procedures, limits and targets, and reporting. Our board of directors approves our stated risk appetites, which set forth the amount and type of risk we are willing to accept in pursuit of our strategy, business and financial objectives. Our risk appetites provide the context for our risk management tools, including, among others, risk policies, delegated authorities, limits, portfolio composition, underwriting standards and operational processes.
We manage risk through three lines of defense that allocate responsibility and accountability for risk management throughout our business. Our first line of defense is our business lines and support functions, which are accountable for being aware of and managing the risks in their respective business areas and for operating within our established risk framework and appetite. Our second line of defense is our risk team, which provides monitoring, control, oversight and advice on risk to our business lines, and our third line of defense is our internal audit function, which provides independent oversight that risks are being managed to an acceptable level and that our internal control frameworks are operating effectively.
Credit Risk Management
Credit risk is the potential for loss arising from a customer, counterparty or issuer failing to meet its contractual obligations to us. Our strategy for managing credit risk includes well-defined, centralized credit policies, uniform underwriting criteria, clearly delegated authority levels and accountability, ongoing risk monitoring and review processes for credit exposures and portfolio diversification by geography, industry and customer. We segment our loan portfolio into a number of asset classes for purposes of developing and documenting our credit risk management procedures and determining associated allowance for loan losses, including real estate, CRE, commercial non-real estate, agriculture, consumer and other lending. For a discussion of our underwriting standards, see “—Loans—Underwriting Principles.”
We emphasize regular credit examinations and management reviews of loans with deteriorating credit quality as part of our credit risk management strategy. As part of this process, we perform assessments of asset quality, compliance with commercial and consumer credit policies and other critical credit information. We also monitor and update risk ratings on our non-consumer loans on an ongoing basis. With respect to consumer loans, we typically use standard credit scoring systems to assess our credit risks. We also rely on a dedicated risk asset review team to provide independent assurance of portfolio asset quality and policy compliance.
We have well-established procedures for managing loans that either show early signs of weakness or appear to have actually weakened. These procedures include moving a loan to our “watch” list when we have early concerns. Loans on our watch list receive more intense focus, along with more senior-level monitoring and reporting, a requirement of higher credit authority approval for any further lending increase and action plans for improving the prospects for such loans. Loans that we rate “substandard” (or lower) will generally fall under the management or consultation of our strategic business services team, or SBS, our specialist loan rehabilitations, workout and other real estate owned, or OREO, asset team. These loans are actively managed, with the primary goal of SBS rehabilitating the loans to “performing” status. If rehabilitation is not feasible, a loan workout strategy is developed and put into execution to maximize our bank’s recovery of loan proceeds and other costs to which it is legally entitled. SBS also oversees the litigation of troubled assets, when appropriate. In addition, appropriate reserves and charge-offs are made based on assessment of potential realization levels and related costs.
Our non-lending activities also give rise to credit risk, including exposures resulting from our investment in securities and our entry into interest rate swap contracts for balance sheet hedging purposes. For more information on these activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition—Investments” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition—Derivatives.”

Operational Risk
Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (such as natural disasters), or compliance failures, reputational damage or legal matters. We have a framework in place that includes the reporting and assessment of any operational risk events, including narrowly avoided operational risk events, and the assessment of our mitigating strategies within our key business lines. This framework is implemented through our policies, processes and reporting requirements, including those governing business and information technology continuity, information security and cyber-security, technological capability, fraud-risk management, operational risk profiling and vendor management. Our operational risk review process is a core part of our assessment of any material new or modified business or support initiative.
Our operational risks related to legal and compliance matters are heightened by the heavily regulated environment in which we operate. We have designed our processes and systems, and provide education of applicable legal and regulatory standards to our employees, to comply with these requirements. For information on the legal framework in which we operate, and which our operational risk processes and systems are designed to address, see “—Supervision and Regulation.”
Competition
The financial services industry and each of the markets in which we operate in particular are highly competitive. We face strong competition in gathering deposits, making loans and obtaining client assets for management by our investment or trust operations. We compete for deposits and loans by seeking to provide a higher level of personal service than is generally offered by our larger competitors, many of whom have more assets, capital and resources and higher lending limits than we do and may be able to conduct more intensive and broader based promotional efforts to reach both commercial and retail customers. We also compete based on advertising impact and interest rates. Our principal competitors for deposits, loans and client assets for management by our investment or trust operations include U.S. Bank, Wells Fargo, Bank of America, First National Bank of Omaha and various other nationwide, regional and community banks operating in our markets.
Competition for deposits is also affected by the ease with which customers can transfer deposits from one institution to another. Our cost of funds fluctuates with market interest rates and may be affected by higher rates being offered by other financial institutions. In certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and government debt securities and money market mutual funds. Our management believes that our most direct competition for deposits comes from nationwide and regional banks, savings banks and associations, credit unions, insurance companies, money market funds, brokerage firms, other non-bank financial services companies and service-focused community banks that target the same customers we do.
We compete for loans principally through the quality of service we provide to borrowers while maintaining competitive interest rates, loan fees and other loan terms. We emphasize personalized relationship banking services and the local and efficient decision-making of our banking businesses. Because of economies of scale, our larger, nationwide competitors may offer loan pricing that is more attractive than loan pricing we can offer. Our most direct competition for loans comes from larger regional and national banks, savings banks and associations, credit unions, insurance companies and service-focused community banks that target the same customers we do. We also face competition for agribusiness loans from participants in the nationwide Farm Credit System and global banks.
We compete for wealth management clients on the basis of the level of investment performance, fees and personalized client service. Our competition in wealth management services comes primarily from other institutions, particularly larger regional and national banks, providing similar services, wealth management companies and brokerage firms, many of which are larger than us and provide a wider array of products and services.
Intellectual Property
In the highly competitive banking industry in which we operate, intellectual property is important to the success of our business. We own a variety of trademarks, service marks, trade names and logos and spend time and resources maintaining this intellectual property portfolio. We control access to our intellectual property through license agreements, confidentiality procedures, non-disclosure agreements with third parties, employment agreements and other contractual rights to protect our intellectual property.

Information Technology Systems
We devote significant resources to maintain stable, reliable, efficient and scalable information technology systems. We utilize a single, highly integrated core processing system from a third party vendor across our business that improves cost efficiency and acquisition integration. We work with our third party vendors to monitor and maximize the efficiency of our use of their applications. We use integrated systems to originate and process loans and deposit accounts, which reduces processing time, improves customer experience and reduces costs. Most customer records are maintained digitally. We are also currently executing several initiatives to enhance our online and mobile banking services to further improve the overall client experience. We will continue to rely on NAB for certain non-core banking information technology needs for a transitional period following our initial public offering completed in October 2014.
Protecting our systems to ensure the safety of our customers’ information is critical to our business. We use multiple layers of protection to control access and reduce risk, including conducting a variety of vulnerability and penetration tests on our platforms, systems and applications to reduce the risk that any attacks are successful. To protect against disasters, we have a backup offsite core processing system and recovery plans.
We invested in an enterprise data warehouse system in order to capture, analyze and report key metrics associated with customer and product profitability. Data that previously was arduous to collect across multiple systems is now available daily through standard and ad hoc reports to assist with managing our business and competing effectively in the marketplace.
Employees
As of September 30, 2014, we had 1,492 total employees, which included 1,298 full-time employees, 182 part-time employees and 12 temporary employees. Of our 1,492 employees, 1,112 are in core banking (i.e., non-line of business branch network employees, including relationship bankers), 81 employees are in lines of business (e.g., mortgage, credit cards, investments), 31 employees are in finance, 151 employees are in support services (i.e., employees in operations, IT and projects), 79 employees are in risk management (including 8 internal audit employees that report directly to the Audit Committee of our board of directors) and 38 employees are in other functions. We believe our relationship with our employees to be generally good. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements.
Executive Officers of the Registrant
The following table and the descriptions below set forth biographical information regarding our executive officers:

Name	Age	Position
Ken Karels	58	President, Chief Executive Officer and Director
Peter Chapman	41	Chief Financial Officer and Executive Vice President
Stephen Ulenberg	57	Chief Risk Officer and Executive Vice President
Allen Shafer	52	Executive Vice President of Support Services
Doug Bass	53	Regional President and Executive Vice President
Bryan Kindopp	48	Regional President and Executive Vice President
Ken Karels has served as Great Western Bancorporation, Inc.’s President and Chief Executive Officer and on its board of directors since 2010, as well as the President and Chief Executive Officer and on the board of directors of Great Western Bancorp, Inc. since July 2014. Mr. Karels is also the President and Chief Executive Officer of Great Western Bank and serves on the boards of directors of Great Western Bank and our other subsidiaries. Mr. Karels’s duties include overall leadership and executive oversight of Great Western Bank. Mr. Karels has 37 years of banking experience and expertise in all areas of bank management and strategic bank acquisitions. He has served in several different capacities at Great Western Bank since February 2002, including Regional President and Chief Operating Officer for the bank’s branch distribution channel including agriculture, business and retail lending and deposits functions. During his executive tenure, Mr. Karels has helped grow Great Western Bank from $5.2 billion in assets at September 30, 2009 to over $9 billion in assets today. Before joining Great Western Bank, Mr. Karels served as President and Chief Executive Officer at Marquette Bank, Milbank, SD, where he was employed for 25 years.
Peter Chapman has served as Great Western Bancorporation, Inc.’s Chief Financial Officer and Executive Vice President and on its board of directors since January 2013, as well as the Chief Financial Officer and Executive Vice President of Great Western Bancorp, Inc. since its formation in July 2014. Mr. Chapman is also the Chief Financial Officer and Executive Vice President of Great Western Bank. Mr. Chapman has nearly 20 years of industry experience and is responsible for all aspects of our financial and regulatory reporting together with planning and strategy and treasury management of our balance sheet. From 2010 until he was appointed as our Chief Financial Officer in November 2012, Mr. Chapman served as the General Manager, Finance Performance Management & Non Traded Businesses for NAB’s Wholesale Banking business. From 2007 to 2010, Mr. Chapman served as Head of Financial Control at NAB and was responsible for oversight and delivery of NAB’s external financial reporting and internal management reporting. From 2004 to 2007, Mr. Chapman was Manager, and then Senior Manager, in NAB’s Group Accounting Policy team. From 1995 to 2004, Mr. Chapman held various roles with Ernst & Young’s Financial Services Audit Division, including Group Manager of its Melbourne, Australia office’s Financial Services Audit practice, and he was seconded to Ernst & Young’s New York office from 1998 to 2000. Mr. Chapman has been a Chartered Accountant with the Institute of Chartered Accountants Australia since 1998 and is currently a Fellow of the Institute.
Stephen Ulenberg has served as Great Western’s Chief Risk Officer and Executive Vice President since 2012. Mr. Ulenberg has also served as the Chief Risk Officer and Executive Vice President of Great Western Bank since 2010. Mr. Ulenberg is responsible for ensuring that risk is effectively managed and overseen across our enterprise. Mr. Ulenberg has over 30 years of experience in the financial services industry, including a 24-year career with NAB and its subsidiaries, where he has worked in a number of senior positions including frontline business leadership in commercial and wholesale banking, risk management and major, cross-organizational strategic initiatives—at both Bank of New Zealand (a NAB subsidiary) and NAB. Immediately prior to joining Great Western Bank, Mr. Ulenberg was responsible for the leadership of Bank of New Zealand’s enterprise risk management capability across a $60 billion lending portfolio. In that role, Mr. Ulenberg provided related analytics, risk reporting, portfolio metrics, risk insights, asset quality information and oversight of decision analysis, managed provisioning, risk appetite and advanced Basel models and led ongoing enhancements to Bank of New Zealand’s risk management capabilities.
Allen Shafer has served as the Executive Vice President of Support Services of Great Western Bank since August 2012. Mr. Shafer is responsible for our operations and information technology groups, along with our project management office. Mr. Shafer joined Great Western Bank in December 2002 and has held the positions of Chief Credit Officer, Regional President and Group President at Great Western Bank. Mr. Shafer has 29 years of banking experience. Prior to joining Great Western Bank, he served as Market Manager at Wells Fargo after Wells Fargo acquired Brenton Bank in Iowa. At Brenton Bank, Mr. Shafer held a variety of positions from 1991 to 2001, including President of Business Banking and Regional Manager of Commercial Banking. In 1987, Mr. Shafer joined First Interstate Bank, Seattle, WA, as a Commercial Banking Manager. Mr. Shafer began his banking career in 1985 at Citizen’s Bank and Trust, Belle Plaine, IA.
Doug Bass has served as a Regional President of Great Western Bank since 2010 and is also an Executive Vice President of Great Western Bank. Mr. Bass oversees all of our banking operations within the states of Arizona, Colorado, Iowa, Kansas and Missouri, as well as our wealth management, brokerage and mortgage banking business lines. In total, Mr. Bass has over 31 years of banking experience. Mr. Bass has worked in various capacities with Great Western Bank since 2009 and has expertise in all areas of bank management within Great Western Bank. Before joining Great Western Bank, Mr. Bass served as President of First American Bank Group. Previously Mr. Bass served in various capacities over 15 years with Firstar Corporation, which is now known as US Bank, including as President and Chief Executive Officer of Firstar’s Sioux City and Council Bluffs operations in Western Iowa and as Manager of Correspondent Banking for its Eastern Iowa operations, which also included responsibility for commercial banking and agribusiness lending.
Bryan Kindopp has served as a Regional President of Great Western Bank since 2011 and is also an Executive Vice President of Great Western Bank. Mr. Kindopp oversees all of our banking operations within the states of South Dakota and Nebraska. In these two states, Mr. Kindopp is responsible for branch operations of 83 of our locations and 600 of our employees. Mr. Kindopp has 23 years of banking experience. Mr. Kindopp has expertise in all areas of bank management and strategic bank acquisitions and has served in several different capacities at Great Western Bank since 2001. Mr. Kindopp’s roles have included Market President and

Group President for our bank’s branch distribution channel for the Northeastern region of South Dakota. In these roles, Mr. Kindopp had responsibility for agriculture and commercial business and retail lending and deposit functions. Before joining Great Western Bank, Mr. Kindopp served as Vice President and Market Manager for three years at Marquette Bank, Kimball, SD, where he was employed for a total of ten years.
Supervision and Regulation
We and our subsidiaries are subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations. This framework may materially impact our growth potential and financial performance and is intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. Significant elements of the statutes, regulations and policies applicable to us and our subsidiaries are described below. This description is qualified in its entirety by reference to the full text of the statutes, regulations and policies described.
Regulatory Agencies
Great Western is a bank holding company under the BHC Act. Consequently, Great Western and its subsidiaries are subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System, or the Federal Reserve. The BHC Act provides generally for “umbrella” regulation of bank holding companies and functional regulation of holding company subsidiaries by applicable regulatory agencies. Great Western Bank, our bank subsidiary, is an FDIC-insured commercial bank chartered under the laws of South Dakota. Our bank is not a member of the Federal Reserve System. Consequently, the FDIC and the Division of Banking of the South Dakota Department of Labor and Regulation, or the South Dakota Division of Banking, are the primary regulators of our bank and also regulate our bank’s subsidiaries. As the owner of a South Dakota-chartered bank, Great Western is also subject to supervision and examination by the South Dakota Division of Banking. Great Western is also subject to the disclosure and regulatory requirements of the Exchange Act administered by the Securities and Exchange Commission, or SEC, and, following the listing of our common stock, the rules adopted by the New York Stock Exchange, or NYSE, applicable to listed companies. We offer certain insurance and investment products through one of our bank’s subsidiaries that is subject to regulation and supervision by applicable state insurance regulatory agencies and by the Financial Industry Regulatory Authority, or FINRA, as a result of a contractual relationship we have with a third party broker-dealer relating to the provision of some of wealth management and investment services to customers.
Regulatory Impact of Control by NAB
As long as we are controlled by NAB for purposes of the BHC Act, NAB’s regulatory status may impact our regulatory status as well as our regulatory burden and hence our ability to expand by acquisition or engage in new activities. For example, unsatisfactory examination ratings or enforcement actions regarding NAB could impact our ability to obtain or preclude us from obtaining any necessary approvals or informal clearance for the foregoing. Furthermore, to the extent that we are required to obtain regulatory approvals under the BHC Act to make acquisitions or expand our activities, as long as NAB controls us, NAB would also be required to obtain BHC Act approvals for such acquisitions or activities as well. In addition, U.S. regulatory restrictions and requirements on non-U.S. banks such as NAB that have a certain amount of assets may result in additional restrictions and burdens on us that would not otherwise be applicable.
NAB is also an Australian authorized deposit-taking institution regulated by the Australian Prudential Regulatory Authority, or APRA, under the Banking Act 1959 (Cth), or the Banking Act. NAB does not guarantee our obligations. Pursuant to the Banking Act, APRA has issued a legally enforceable prudential standard that restricts associations between an authorized deposit-taking institution (such as NAB) and its related entities. Any provision of material financial support by NAB to us or our bank would need to comply with the requirements of the prudential standard.
APRA also has broad powers under the Banking Act to give legally enforceable directions to NAB in circumstances, for example, where it considers that NAB has not complied with prudential standards or that it is in the interests of NAB’s deposit holders to do so. In the event that NAB becomes unlikely to be able to meet its obligations, APRA has the power to take control of NAB’s business or appoint an administrator for NAB’s affairs. The priority of creditors of NAB in the event that NAB is unable to meet its obligations is governed by various Australian laws, including the Banking Act. The Banking Act provides that the assets of NAB in Australia are to be available to meet liabilities to certain governmental agencies and deposit holders in Australia in priority to all other liabilities.

Permissible Activities for Bank Holding Companies
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto.
Bank holding companies that qualify and elect to be treated as “financial holding companies” may engage in a broad range of additional activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance underwriting and making merchant banking investments. We have not elected to be treated as a financial holding company and currently have no plans to make a financial holding company election.
The BHC Act does not place territorial restrictions on permissible non-banking activities of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.
Permissible Activities for Banks
As a South Dakota-chartered commercial bank, our bank’s business is generally limited to activities permitted by South Dakota law and any applicable federal laws. Under the South Dakota Banking Code, our bank may generally engage in all usual banking activities, including taking commercial and saving deposits; lending money on personal and real security; issuing letters of credit; buying, discounting, and negotiating promissory notes, bonds, drafts and other forms of indebtedness; buying and selling currency and, subject to certain limitations, certain investment securities; engaging in all facets of the insurance business; and maintaining safe deposit boxes on premises. Subject to prior approval by the Director of the South Dakota Division of Banking, our bank may also permissibly engage in any activity permissible as of January 1, 2008 for a national bank doing business in South Dakota.
South Dakota law also imposes restrictions on our bank’s activities and corporate governance requirements intended to ensure the safety and soundness of our bank. For example, South Dakota law requires our bank’s officers to be elected annually and the election of each officer to be confirmed by the Director of the South Dakota Division of Banking. In addition, South Dakota law also requires at least 75% of our bank’s board of directors be U.S. citizens. Our bank is also restricted under South Dakota law from investing in certain types of investment securities and is generally limited in the amount of money it can lend to a single borrower or invest in securities issued by a single issuer (in each case, 20% of our bank’s capital stock and surplus plus 10% of our bank’s undivided profits).
Acquisitions by Bank Holding Companies
The BHC Act, the Bank Merger Act, the South Dakota Banking Code and other federal and state statutes regulate acquisitions of commercial banks and other FDIC-insured depository institutions. We must obtain the prior approval of the Federal Reserve before (i) acquiring more than 5% of the voting stock of any FDIC-insured depository institution or other bank holding company (other than directly through our bank), (ii) acquiring all or substantially all of the assets of any bank or bank holding company or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the FDIC is required for our bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act of 1977, or the CRA, the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

Dividends; Stress Testing
Great Western is a legal entity separate and distinct from its banking and other subsidiaries. As a bank holding company, Great Western is subject to certain restrictions on its ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
A significant portion of our income comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, our bank is subject to limitations under South Dakota law regarding the level of dividends that it may pay to us. In general, dividends by our bank may only be declared from its net profits and may be declared no more than once per calendar quarter. The approval of the South Dakota Director of Banking is required if our bank seeks to pay aggregate dividends during any calendar year that would exceed the sum of its net profits from the year to date and retained net profits from the preceding two years, minus any required transfers to surplus.
In October 2012, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the Federal Reserve and the FDIC published final rules regarding company-run stress testing. These rules require bank holding companies and banks with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Although our assets are currently below this threshold, we have nevertheless commenced a project to ensure that we are able to meet these requirements in a timely fashion. Neither we nor our bank is currently subject to the stress testing requirements, but we expect that once we are subject to those requirements, the Federal Reserve, the FDIC and the South Dakota Division of Banking will consider our results as an important factor in evaluating our capital adequacy, and that of our bank, in evaluating any proposed acquisitions and in determining whether any proposed dividends or stock repurchases by us or by our bank may be an unsafe or unsound practice.
Transactions with Affiliates
Transactions between our bank and its subsidiaries, on the one hand, and Great Western or any other subsidiary, on the other hand, are regulated under federal banking law. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by Great Western Bank with, or for the benefit of, its affiliates, and generally requires those transactions to be on terms at least as favorable to our bank as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, any such transaction by our bank or its subsidiaries must be limited to certain thresholds on an individual and aggregate basis and, for credit transactions with any affiliate, must be secured by designated amounts of specified collateral.
Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate.
Source of Strength
Federal Reserve policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, we are expected to commit resources to support our bank, including at times when we may not be in a financial position to provide such resources, and it may not be in our, or our stockholders’ or creditors’, best interests to do so. In addition, any capital loans we make to our bank are subordinate in right of payment to depositors and to certain other indebtedness of our bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of our bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
Regulatory Capital Requirements
Current Capital Guidelines. The Federal Reserve monitors the capital adequacy of our holding company on a consolidated basis, and the FDIC and the South Dakota Division of Banking monitor the capital adequacy of our bank. The bank regulators currently use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy. The current risk-based capital guidelines applicable to us and our bank are based on the 1988 capital accord, known as Basel I, of the Basel Committee on Banking Supervision, or the Basel Committee, as implemented by the federal bank regulators. The current risk-based guidelines are intended to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to weighted risk categories, and capital is classified in one of the two following tiers depending on its characteristic:

•
Tier 1 (Core) Capital—Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities at the holding company level), less goodwill, most intangible assets and certain other assets.

•
Tier 2 (Supplementary) Capital—Tier 2 capital includes perpetual preferred stock and trust preferred securities not meeting the definition of Tier 1 capital, qualifying mandatory convertible debt securities, qualifying subordinated debt and a limited amount of allowances for loan and lease losses.

Under current requirements, we must maintain Tier 1 capital and total capital (that is, Tier 1 capital plus Tier 2 capital, less certain deductions) equal to at least 4% and 8%, respectively, of our total risk-weighted assets (including various off-balance sheet items such as letters of credit). Our bank must maintain similar capital ratios. To be considered “well capitalized” under the regulatory framework for a variety of purposes, we and our bank must maintain Tier 1 and total capital ratios of at least 6% and 10%, respectively. See “—Prompt Corrective Action Framework.”
Bank holding companies and banks are also currently required to comply with minimum leverage requirements, measured based on the ratio of a bank holding company’s or a bank’s, as applicable, Tier 1 capital to adjusted quarterly average total assets (as defined for regulatory purposes). These requirements generally necessitate a minimum Tier 1 leverage ratio of 4% for all bank holding companies and banks, with a lower 3% minimum for bank holding companies and banks meeting certain specified criteria, including having the highest composite regulatory supervisory rating. To be considered “well capitalized” under the regulatory framework for prompt corrective action, our bank must maintain minimum Tier 1 leverage ratios of at least 5%. See “—Prompt Corrective Action Framework.”
Basel III and the New Capital Rules. In July 2013, the federal bank regulators approved final rules, or the New Capital Rules, implementing the Basel Committee’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, and various provisions of the Dodd-Frank Act. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and banks, including us and our bank, compared to the current risk-based capital rules. The New Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratio calculations. The New Capital Rules also address risk weights and other issues affecting the denominator in regulatory capital ratio calculations, including by replacing the existing risk-weighting approach derived from Basel I with a more risk-sensitive approach based, in part, on the standardized approach adopted by the Basel Committee in its 2004 capital accords, known as Basel II. The New Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal bank regulators’ rules. Subject to a phase-in period for various provisions, the New Capital Rules are effective for us and for our bank beginning on January 1, 2015.
The New Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1,” or CET1, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

Under the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets and (iii) 8% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.
The New Capital Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the New Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us or our bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in, the New Capital Rules will require us, and our bank, to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. The New Capital Rules also eliminate the more permissive 3% minimum Tier 1 leverage ratio under the current capital guidelines, resulting in a 4% minimum Tier 1 leverage ratio for all bank holding companies and banks.
The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The New Capital Rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital for most bank holding companies. Bank holding companies such as us who had less than $15 billion in assets as of December 31, 2009 (and who continue to have less than $15 billion in assets) are permitted to include trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital under the New Capital Rules, however.
The New Capital Rules also prescribe a new standardized approach for risk weightings that expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0%, for U.S. government and agency securities, to 600%, for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.
With respect to our bank, the New Capital Rules also revise the prompt corrective action regulations pursuant to Section 38 of the Federal Deposit Insurance Act, or the FDIA. See “—Prompt Corrective Action Framework.”
We believe that, as of September 30, 2014, we and our bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if such requirements were then in effect.

Liquidity Requirements
Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.
In September 2014, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to us or our bank. The federal bank regulators have not yet proposed rules to implement the NSFR, but the Federal Reserve has stated its intent to adopt a version of this measure as well.
Prompt Corrective Action Framework
The FDIA requires the federal bank regulators to take prompt corrective action in respect of depository institutions that fail to meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and the federal bank regulators are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the regulator to appoint a receiver or conservator for an institution that is critically undercapitalized.
Currently, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

“Well capitalized”	“Adequately capitalized”
• Total capital ratio of at least 10%,	• Total capital ratio of at least 8%,
• Tier 1 capital ratio of at least 6%,	• Tier 1 capital ratio of at least 4%, and
• Tier 1 leverage ratio of at least 5%, and	• Tier 1 leverage ratio of at least 4%.
• Not subject to any order or written directive requiring a specific capital level.

“Undercapitalized”	“Significantly undercapitalized”
• Total capital ratio of less than 8%,	• Total capital ratio of less than 6%,
• Tier 1 capital ratio of less than 4%, or	• Tier 1 capital ratio of less than 3%, or
• Tier 1 leverage ratio of less than 4%.	• Tier 1 leverage ratio of less than 3%.

“Critically undercapitalized”
• Tangible equity to average quarterly tangible assets of 2% or less.
An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The New Capital Rules revise the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.
As of September 30, 2014, we and our bank were well capitalized with Tier 1 capital ratios of 11.8% and 12.3%, respectively, total capital ratios of 12.9% and 13.0%, respectively, and Tier 1 leverage ratios of 9.1% and 9.5%, respectively, in each case calculated under the currently applicable risk-based capital guidelines. As of September 30, 2014, we and our bank also had a CET1 ratio of 10.6% and 11.8%, respectively, and a Tier 1 capital ratio of 11.4% and 11.8%, respectively, each calculated as if the New Capital Rules were fully phased in as of the calculation date. The CET1 ratios and Tier 1 capital ratios calculated in accordance with the New Capital Rules presented are unaudited, non-GAAP financial measures. These ratios are calculated based on our estimates of the required adjustments under the New Capital Rules to the current regulatory-required calculation of risk-weighted assets and estimates of the application of provisions of the New Capital Rules to be phased in over time. We believe these estimates are reasonable, but they may ultimately be incorrect as we finalize our calculations under the New Capital Rules. For more information on these financial measures, including reconciliations to our and our bank’s Tier 1 capital ratio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital.”
An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal bank regulator. Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a bank holding company must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The bank holding company must also provide appropriate assurances of performance. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions and capital distributions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Institutions that are undercapitalized or significantly undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions failing to submit or implement an acceptable capital restoration plan are subject to appointment of a receiver or conservator.
In addition, the FDIA prohibits an insured depository institution from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is well capitalized or is adequately capitalized and receives a waiver from the FDIC. A depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates.
Safety and Soundness Standards
The FDIA requires the federal bank regulators to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the bank regulator must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution may be subject under the FDIA. See “—Prompt Corrective Action Framework.” If an institution fails to comply with such an order, the bank regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Deposit Insurance
FDIC Insurance Assessments. As an FDIC-insured bank, our bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. As an institution with less than $10 billion in assets, our bank’s assessment rates are based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund). Institutions classified as higher risk pay assessments at higher rates than institutions that pose a lower risk. For institutions with $10 billion or more in assets, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and regulatory supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.
The FDIC’s deposit insurance fund is currently underfunded, and the FDIC has raised assessment rates and imposed special assessments on certain institutions during recent years to raise funds. Under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund is 1.35% of the estimated total amount of insured deposits. In October 2010, the FDIC adopted a restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.
Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
Other Assessments. In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation to impose assessments on deposit insurance fund applicable deposits in order to service the interest on the Financing Corporation’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. Assessment rates may be adjusted quarterly to reflect changes in the assessment base.
Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. Following the fourth consecutive quarter (and any applicable phase-in period) where our or our bank’s total consolidated assets, as applicable, equal or exceed $10 billion, we or our bank, as applicable, will, among other requirements:

•	be required to perform annual stress tests as described above in “—Dividends; Stress Testing;”

•
be required to establish a dedicated risk committee of our board of directors responsible for overseeing our enterprise-wide risk management policies, which must be commensurate with our capital structure, risk profile, complexity, activities, size and other appropriate risk-related factors, and including as a member at least one risk management expert;

•	calculate our FDIC deposit assessment base using the performance score and a loss-severity score system described above in “—Deposit Insurance;” and

•	be examined for compliance with federal consumer protection laws primarily by the Consumer Financial Protection Bureau, or CFPB, as described below in “—Consumer Financial Protection.”

While neither we nor our bank currently have $10 billion or more in total consolidated assets, we have begun analyzing these rules to ensure we are prepared to comply with the rules when and if they become applicable. In particular, we have established a risk committee and have begun running periodic and selective stress tests on liquidity, interest rates and certain areas of our loan portfolio to prepare for compliance with FDIC stress testing requirements. Based on our historic organic growth rates, we expect that our total assets and our bank’s total assets could exceed $10 billion over the next two to five years, or sooner if we engage in any acquisitions.
The Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The statutory provision is commonly called the “Volcker Rule.” In December 2013, federal regulators adopted final rules to implement the Volcker Rule that became effective in April 2014. The Federal Reserve, however, issued an order extending the period that institutions have to conform their activities to the requirements of the Volcker Rule to July 21, 2015. Banks with less than $10 billion in total consolidated assets, such as our bank, that do not engage in any covered activities, other than trading in certain government, agency, state or municipal obligations, do not have any significant compliance obligations under the rules implementing the Volcker Rule. We are continuing to evaluate the effects of the Volcker Rules on our business, but we do not currently anticipate that the Volcker Rule will have a material effect on our operations.
Depositor Preference
Under federal law, depositors (including the FDIC with respect to the subrogated claims of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver.
Interchange Fees
Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.
Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
On July 31, 2013, the U.S. District Court for the District of Columbia found the interchange fee cap and the exclusivity provision adopted by the Federal Reserve to be invalid. The U.S. Court of Appeals for the District of Columbia, or D.C. Circuit, reversed this decision on March 21, 2014, generally upholding the Federal Reserve’s interpretation of the Durbin Amendment and the Federal Reserve’s rules implementing it. On August 18, 2014, the plaintiffs in this litigation filed a petition for a writ of certiorari asking the U.S. Supreme Court to review the D.C. Circuit’s decision with respect to the interchange fee cap. We continue to monitor developments in the litigation surrounding these rules.
Currently, we are subject to the interchange fee cap as a result of NAB’s ownership of us. Once NAB no longer controls us for bank regulatory purposes, we may be able to qualify for the small issuer exemption from the interchange fee cap depending on our total assets at the time. The small issuer exemption applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. In the event we qualify for the small issuer exemption, we will once again become subject to the interchange fee cap beginning July 1 of the year following the time when our total assets reaches or exceeds $10 billion. Reliance on the small issuer exemption would not exempt us from federal regulations prohibiting network exclusivity arrangements or from routing restrictions, however, and these regulations have negatively affected the interchange income we have received from our debit card network.
Consumer Financial Protection
We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in

Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.
The Dodd-Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. The FDIC has primary responsibility for examination of our bank and enforcement with respect to federal consumer protection laws so long as our bank has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as our bank, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.
The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.
Community Reinvestment Act of 1977
Under the CRA, our bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which includes providing credit to low- and moderate-income individuals and communities. In connection with its examination of our bank, the FDIC is required to assess our bank’s compliance with the CRA. Our bank’s failure to comply with the CRA could, among other things, result in the denial or delay in certain corporate applications filed by us or our bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. Our bank received a rating of “satisfactory” in its most recently completed CRA examination.
Financial Privacy
The federal bank regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to an unaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.
Anti-Money Laundering and the USA PATRIOT ACT
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
Office of Foreign Assets Control Regulation
The U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We and our bank are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
Incentive Compensation
The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including us and our bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.
In June 2010, the Federal Reserve and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (1) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (2) be compatible with effective internal controls and risk management and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.
The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
Future Legislation and Regulation
Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, and limit our ability to pursue business opportunities in an efficient manner. Our business, financial condition, results of operations or prospects may be adversely affected, perhaps materially, as a result.

ITEM 1A.	RISK FACTORS
The material risks and uncertainties that management believes affect us are described below. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition or results of operations. Further, to the extent that any of the information in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary Note Regarding Forward-Looking Statements.”
Risks Related to Our Business
Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in our states in particular.
Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our future growth, is highly dependent upon the business environment in the markets in which we operate, principally in our states, and in the United States as a whole. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers in South Dakota, Iowa, Nebraska, Colorado, Arizona, Kansas and Missouri. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels (particularly for agricultural commodities), monetary policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; state or local government insolvency; or a combination of these or other factors.
In recent years, the U.S. economy has faced a severe economic crisis including a major recession from which it is slowly recovering. Business growth across a wide range of industries and regions in the United States remains reduced, and local governments and many businesses continue to experience financial difficulty. Since the recession, economic growth has been slow and uneven, unemployment levels generally remain elevated and there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition or results of operations.
The agricultural economy in our states has been affected by recent declines in prices and the rates of price growth for various crops. Weaker crop prices themselves could increase the risk of default on agricultural loans. Similarly, weaker crop prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral for certain of our loans. Moreover, weaker crop prices might threaten farming operations in the United States, reducing market demand for agricultural lending. In particular, farm income has seen recent declines as a result of lower crop prices and some drought conditions. In line with the downturn in farm income, farmland prices are coming under pressure.
In addition, certain local economies in our states rely to varying extents on manufacturing, which has experienced steep declines in the United States over the last decade. Declines in agriculture or manufacturing in these local economies may cause the local commercial environment to decline, which may impact the credit quality of our borrowers or reduce the demand for our products or services. Further, because unemployment is now slightly lower in certain of our states than nationwide, the economies of our states may not improve as much as the economies of other regions in any nationwide economic recovery.

We focus on originating business loans (in the form of commercial and industrial loans and commercial real estate loans), which may involve greater risk than residential mortgage lending.
As of September 30, 2014, our business lending, which consists of our C&I and CRE loans, represented approximately $4.11 billion, or 60%, of our loan portfolio. Our C&I loans and CRE loans secured by borrower-occupied property, or owner-occupied CRE loans, which together form the core of our business banking focus, totaled approximately $2.72 billion, or 40%, of our loan portfolio at September 30, 2014, with undisbursed loan commitments for these loans amounting to an additional $781 million. We also had approximately $1.39 billion of other CRE loans (i.e., construction and development loans, multifamily residential real estate loans and CRE loans secured by commercial property that is not borrower-occupied) at September 30, 2014, or 20% of our loan portfolio, including construction and development loans representing approximately 23% of our other CRE loans. Because payments on C&I loans, owner-occupied CRE loans and other CRE loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. These types of loans may have a greater risk of loss than residential mortgage lending, in part because these loans are generally larger or more complex to underwrite than residential mortgages. In particular, real estate construction, acquisition and development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. If a decline in economic conditions or other issues cause difficulties for our borrowers of these types of business loans, if we fail to evaluate the credit of these loans accurately when we underwrite them or if we do not continue to monitor adequately the performance of these loans, our lending portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations.
In addition to business loans, much of our lending is agricultural, and agricultural loans are dependent for repayment on the successful operation and management of the farm property, the health of the agricultural industry broadly, and in the location of the borrower in particular, and other factors outside of the borrower’s control.
At September 30, 2014, our agricultural loans, consisting primarily of agricultural operating loans (e.g., loans to farm and ranch owners and operators) and agricultural real estate loans, were $1.68 billion, representing 25% of our total loan portfolio. At September 30, 2014, agricultural operating loans totaled $898 million, or 13% of our loan portfolio; and agricultural real estate loans totaled $783 million, or 11%, of our loan portfolio. The primary livestock of our customers to whom we have extended agricultural loans include dairy cows, hogs and feeder cattle, and the primary crops of our customers to whom we have extended agricultural loans include corn, soybeans and, to a lesser extent, cotton and wheat. In addition, we estimate that 12% of our C&I loans and owner-occupied CRE loans were agriculture-related loans at September 30, 2014.
Agricultural markets are highly sensitive to real and perceived changes in the supply and demand of agricultural products. As over 84% of our agricultural lending (excluding C&I loans and owner-occupied CRE loans) is to farms producing grain, beef cattle, dairy products or hogs, our performance is closely related to the performance of, and supply and demand in, these agricultural sub-sectors. Weaker crop prices, particularly for grains, could reduce the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serves as collateral for certain of our loans.
Our agricultural loans are dependent on the profitable operation and management of the farm property securing the loan and its cash flows. The success of a farm property may be affected by many factors outside the control of the borrower, including:

•	adverse weather conditions (such as hail, drought and floods), restrictions on water supply or other conditions that prevent the planting of a crop or limit crop yields;

•	loss of crops or livestock due to disease or other factors;

•	declines in the market prices or demand for agricultural products (both domestically and internationally), for any reason;

•	increases in production costs (such as the costs of labor, rent, feed, fuel and fertilizer);

•	adverse changes in interest rates, currency exchange rates, agricultural land values or other factors that may affect delinquency levels and credit losses on agricultural loans;

•
the impact of government policies and regulations (including changes in price supports, subsidies, government-sponsored crop insurance, minimum ethanol content requirements for gasoline, tariffs, trade barriers and health and environmental regulations);

•	access to technology and the successful implementation of production technologies; and

•	changes in the general economy that could affect the availability of off-farm sources of income and prices of real estate for borrowers.
In addition, many farms are dependent on a limited number of key individuals whose injury or death could significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than residential mortgage lending, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized) or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.
Our business is significantly dependent on the real estate markets where we operate, as a significant portion of our loan portfolio is secured by real estate.
At September 30, 2014, 62% of our aggregate loan portfolio, comprising our CRE loans (representing 37% of our aggregate loan portfolio), residential real estate loans (representing 13% of our aggregate loan portfolio) and agriculture real estate loans (representing 11% of our aggregate loan portfolio), was primarily secured by interests in real estate predominantly located in the states in which we operate. In addition, some of our other lending occasionally involves taking real estate as primary or secondary collateral. Real property values in these states may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes, commercial properties and farmland, in the states in which we operate could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally. Our CRE loans, in particular, totaled approximately $2.54 billion at September 30, 2014, or 37% of our loan portfolio, and may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. Agricultural real estate loans may be affected by similar factors to those that affect agricultural loans generally, including adverse weather conditions, disease and declines in the market prices for agricultural products or farm real estate. In addition, declines in real property values in the states in which we operate could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition or results of operations.
Our business depends on our ability to successfully manage credit risk.
The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

Severe weather, natural disasters, acts of war or terrorism or other external events could significantly impact our business.
Severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. Because of the concentration of agricultural loans in our lending portfolio and the volume of our borrowers in regions dependent on agriculture, we could be disproportionally affected relative to others in the case of external events such as floods, droughts, and hail effecting the agricultural conditions in the markets we serve. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.
Our allowance for loan losses, our fair value adjustments related to credit on loans for which we have elected the fair value option and our credit marks (which reduce the fair value) on acquired loan portfolios may be insufficient, which could lead to additional losses on loans beyond those currently anticipated.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense representing management’s best estimate of probable losses that have been incurred within our existing portfolio of loans, fair value adjustments related to credit risk on our loans for which we have elected the fair value option and credit marks, which are estimates of expected credit losses that reduce the fair value of certain loans acquired through acquisitions. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; the quality of the loan portfolio; the value of the underlying collateral; the level of nonaccruing loans; and economic, political and regulatory conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks, all of which may undergo material changes. We also establish fair value adjustments related to our estimates of expected credit losses for loans accounted for using the fair value option.
The application of the acquisition method of accounting in our acquisitions has impacted our allowance for loan losses. Under the acquisition method of accounting, loans we acquired were recorded in our consolidated financial statements at their fair value at the time of acquisition and the related allowance for loan loss was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that the estimates we made at the time of acquisition prove to be inadequate based on changing facts and circumstances arising from reporting period to reporting period, we may incur losses (some of which may be covered by our loss-sharing arrangements with the FDIC) associated with the acquired loans.
Although our management has established an allowance for loan losses it believes is adequate to absorb probable and reasonably estimable losses in our loan portfolio, this allowance may not be adequate. We could sustain credit losses that are significantly higher than the amount of our allowance for loan losses. Higher credit losses could arise for a variety of reasons, such as growth in our loan portfolio, changes in economic conditions affecting borrowers, new information regarding our loans and other factors within and outside our control. For example, if agricultural commodity prices or real estate values were to decline or if economic conditions in one or more of our principal markets were to deteriorate unexpectedly, additional loan losses not incorporated in the existing allowance for loan losses might occur. Losses in excess of the existing allowance for loan losses will reduce our net income and could have a material adverse effect on our business, financial condition or results of operations.
In addition, bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate we acquire through foreclosure. Such regulatory agencies may require us to adjust our determination of the value for these items, increase our allowance for loan losses or reduce the carrying value of owned real estate, reducing our net income. Further, if charge-offs in future periods exceed the allowance for loan losses, we may need additional adjustments to increase the allowance for loan losses. These adjustments could have a material adverse effect on our business, financial condition or results of operations.
We may not be able to attract and retain key personnel and other skilled employees.
Our success depends, in large part, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial and agribusiness banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations as discussed in “Item 1. Business—Supervision and Regulation—Incentive Compensation.” The loss of the services of any senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition or results of operations.
We operate in a highly competitive industry and market area.
We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies and other financial institutions operating within or near the areas we serve, particularly nationwide and regional banks and larger community banking institutions that target the same customers we do. We also face competition for agricultural loans from participants in the nationwide Farm Credit System and global banks. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. We may not be able to compete successfully with other financial institutions in our market, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in reduced profitability. Further, increased lending activity by competing banks following the recent recession has led to increased competitive pressures on loan rates and terms for high-quality credits. Continued loan pricing pressure could have a further negative effect on our loan yields and net interest margin.
Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. Several of our competitors are also larger and have significantly more resources, greater name recognition and larger market shares than we do, enabling them to maintain numerous banking locations, provide technology-based banking tools we do not provide, maintain a wider range of product offerings, mount extensive promotional and advertising campaigns and be more aggressive than us in competing for loans and deposits. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate. Our inability to compete successfully in the markets in which we operate could have a material adverse effect on our business, financial condition or results of operations.
We may not be able to successfully execute our strategic plan or manage our growth.
Our growth strategy requires us to manage several different elements simultaneously. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees and successfully implementing strategic projects and initiatives. Our growth strategy may also change from time to time as a result of various internal and external factors. Our inability to manage our growth successfully could have a material adverse effect on our business, financial condition or results of operations.
We may be adversely affected by risks associated with completed and potential acquisitions.
We plan to continue to grow our business organically. However, from time to time, we may consider potential acquisition opportunities that we believe support our business strategy and may enhance our profitability. Acquisitions involve numerous risks, including:

•
incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	the risk that the acquired business will not perform to our expectations;

•	difficulties, inefficiencies or cost overruns in integrating and assimilating the organizational cultures, operations, technologies, services and products of the acquired business with ours;

•	the risk of key vendors not fulfilling our expectations or not accurately converting data;

•	entering geographic and product markets in which we have limited or no direct prior experience;

•	the potential loss of key employees;

•	the potential for liabilities and claims arising out of the acquired businesses; and

•	the risk of not receiving required regulatory approvals or such approvals being restrictively conditional.
In addition, we face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions.
Acquisitions of financial institutions also involve operational risks and uncertainties, and acquired companies may have unknown or contingent liabilities with no corresponding accounting allowance, exposure to unexpected asset quality problems that require write-downs or write-offs (as well as restructuring and impairment or other charges), difficulty retaining key employees and customers and other issues that could negatively affect our business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Failure to successfully integrate the entities we acquire into our existing operations could increase our operating costs significantly and have a material adverse effect on our business, financial condition and results of operations.
Failed bank acquisitions involve risks similar to acquiring operating banks even though the FDIC might provide assistance to mitigate certain risks, such as sharing in exposure to loan losses and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions are typically conducted by the FDIC in a manner that does not allow the time typically taken for a due diligence review or for preparing the integration of an acquired institution, we may face additional risks in transactions with the FDIC. These risks include, among other things, accuracy or completeness of due diligence materials, the loss of customers and core deposits, strain on management resources related to collection and management of problem loans and problems related to integration and retention of personnel and operating systems. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions (including FDIC-assisted transactions), nor that any FDIC-assisted opportunities will be available to us in our markets. Our inability to overcome these risks could have a material adverse effect on our business, financial condition or results of operations.
In addition, we must generally satisfy a number of meaningful conditions prior to completing any acquisition, including, in certain cases, federal and state bank-regulatory approval. Bank regulators consider a number of factors when determining whether to approve a proposed transaction, including the effect of the transaction on financial stability and the ratings and compliance history of all institutions involved, including the CRA, examination results and anti-money laundering and Bank Secrecy Act compliance records of all institutions involved. The process for obtaining required regulatory approvals has become substantially more difficult as a result of the financial crisis, which could affect our future business. We may fail to pursue, evaluate or complete strategic and competitively significant business opportunities as a result of our inability, or our perceived inability, to obtain any required regulatory approvals in a timely manner or at all.

Any proposed acquisition must in certain circumstances be approved by NAB pursuant to the Stockholder Agreement, and, until such time as we cease to be a subsidiary of NAB for purposes of the Corporations Act 2001 (Cth), by the Australian Prudential Regulation Authority, or APRA. In addition, as long as NAB controls us for purposes of the BHC Act, NAB’s regulatory status may impact our regulatory status, and hence our ability to expand by acquisition or engage in new activities, and NAB would be required to obtain BHC Act approvals for such acquisitions or activities as well. See “Item 1. Business—Supervision and Regulation—Regulatory Impact of Control by NAB.”
New lines of business, products, product enhancements or services may subject us to additional risks.
From time to time, we may implement or acquire new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In acquiring, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. Any material change from the scope of our business immediately prior to our initial public offering must also be approved by NAB pursuant to the Stockholder Agreement we entered into with NAB in connection with our initial public offering. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition or results of operations.
If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.
In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to material risks, such as credit, operational, legal and reputational risks. Our risk management methods may prove to be ineffective due to their design, their implementation or the degree to which we adhere to them, or as a result of the lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our business, financial condition or results of operations. In addition, we could be subject to litigation, particularly from our customers, and sanctions or fines from regulators. Our techniques for managing the risks we face may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate.
We are subject to interest rate risk.
Fluctuations in interest rates may negatively impact our banking business and may weaken demand for some of our products. Our earnings and cash flows are largely dependent on net interest income, which is the difference between the interest income we receive from interest-earning assets (e.g., loans and investment securities) and the interest expense we pay on interest-bearing liabilities (e.g., deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities. Interest rates are volatile and highly sensitive to many factors that are beyond our control, such as economic conditions and policies of various governmental and regulatory agencies, and, in particular the monetary policy of the Federal Open Market Committee of the Federal Reserve System, or the FOMC. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but also our ability to originate loans and deposits. Historically, there has been an inverse correlation between the demand for loans and interest rates. Loan origination volume usually declines during periods of rising or high interest rates and increases during periods of declining or low interest rates. Changes in interest rates also have a significant impact on the carrying value of certain of our assets, including loans, real estate and investment securities, on our balance sheet. We may incur debt in the future and that debt may also be sensitive to interest rates.
The cost of our deposits is largely based on short-term interest rates, the level of which is driven primarily by the FOMC’s actions. However, the yields generated by our loans and securities are often difficult to re-price and are typically driven by longer-term interest rates, which are set by the market or, at times, the FOMC’s actions, and vary over time. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. If the interest rates paid on our deposits and other borrowings increase at a faster pace than the interest rates on our loans and other investments, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and earnings would be similarly affected if the interest rates on our interest-earning assets declined at a faster pace than the interest rates on our deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition or results of operations.
Changes in interest rates can also affect the level of loan refinancing activity, which impacts the amount of prepayment penalty income we receive on loans we hold. Because prepayment penalties are recorded as interest income when received, the extent to which they increase or decrease during any given period could have a significant impact on the level of net interest income and net income we generate during that time. A decrease in our prepayment penalty income resulting from any change in interest rates or as a result of regulatory limitations on our ability to charge prepayment penalties could therefore adversely affect our net interest income, net income or results of operations.
Changes in interest rates can also affect the slope of the yield curve. A decline in the current yield curve or a flatter or inverted yield curve could cause our net interest income and net interest margin to contract, which could have a material adverse effect on our net income and cash flows, as well as the value of our assets. An inverted yield curve may also adversely affect the yield on investment securities by increasing the prepayment risk of any securities purchased at a premium.
Changes in interest rates could also have a negative impact on our results of operation by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. As of September 30, 2014, 52.8% of our loans were advanced to our customers on a variable or adjustable-rate basis. As a result, an increase in interest rates could result in increased loan defaults, foreclosures and charge-offs and could necessitate further increases to the allowance for loan losses, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, a decrease in interest rates could negatively impact our margins and profitability.
As of September 30, 2014, we had $1.30 billion of noninterest-bearing demand deposits and $4.01 billion of interest-bearing demand deposits. The prohibition restricting depository institutions from paying interest on demand deposits, such as checking accounts, was repealed effective on July 21, 2011 as part of the Dodd-Frank Act. We then began offering interest-bearing corporate checking accounts. Current interest rates for this product are very low because of current market conditions and, so far, the impact of the repeal has not been significant to us. However, we do not know what market rates will eventually be and, therefore, we cannot estimate at this time the long-term impact of the repeal on our interest expense on deposits. If we need to offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.
We are subject to liquidity risk that may affect our ability to meet our obligations and grow our business.
Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. This risk can increase due to a number of factors, including an over-reliance on a particular source of funding (including, for example, short-term and overnight funding) or market-wide phenomena such as market dislocation and major disasters. Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We obtain deposits directly from retail and commercial customers and through brokerage firms that offer our deposit products to their customers. As of September 30, 2014, we had $6.69 billion in direct deposits (which includes deposits from banks and financial institutions and deposits related to prepaid cards) and $359 million in deposits originated through brokerage firms (including network deposit sweeps). A key part of our liquidity plan and funding strategy is to expand our direct deposits as a source of funding. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for retail or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current or attract additional deposits.

Competition among U.S. banks for customer deposits is intense, may increase the cost of retaining current deposits or procuring new deposits and may otherwise negatively affect our ability to grow our deposit base. Any changes we make to the rates offered on our deposit products to remain competitive with other financial institutions may adversely affect our profitability and liquidity. In addition, our ability to originate and maintain deposits could be adversely affected by the loss of our association with NAB and NAB’s strategic plan to reduce its ownership in our business. The demand for the deposit products we offer may also be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products. An inability to grow, or any material decrease in, our deposits could have a material adverse effect on our cost of funds and our ability to satisfy our liquidity needs. Further, the consequences of our liquidity risk may be more severe than other institutions because we do not currently have a credit rating from any major agency.
Maintaining a diverse and appropriate funding strategy remains challenging, and any tightening of credit markets could have a material adverse impact on us. In particular, our funding from corporate and financial institution counterparties may cease to be available if such counterparties seek to reduce their credit exposures to banks and other financial institutions, which could be reflected, for example, in reductions in unsecured deposits supplied by these counterparties. Under such circumstances, we may need to seek funds from alternative sources, potentially at higher costs than our current sources.
Reductions in interchange fees would reduce our associated income.
An interchange fee is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which is paid to debit, credit and prepaid card issuers to compensate them for the costs associated with card issuance and operation. In the case of credit cards, this includes the risk associated with lending money to customers. We earn interchange fees on these card transactions, including $5.9 million in fees during the fiscal year ended September 30, 2014. Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. In particular, the Durbin Amendment to the Dodd-Frank Act limited the amount of interchange fees that may be charged for debit and prepaid card transactions. Several recent events and actions indicate a continuing focus on interchange fees by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are further reduced, our income from those fees will be reduced, which could have a material adverse effect on our business and results of operations. In addition, the payment card industry is subject to the operating regulations and procedures set forth by payment card networks, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees or the termination of our license to use the payment card networks, all of which could have a material adverse effect on our business, financial condition or results of operations.
Operational risks are inherent in our business.
Our operations depend on our ability to process a very large number of transactions efficiently and accurately while complying with applicable laws and regulations. Operational risk and losses can result from internal and external fraud; errors by employees or third parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements and conduct of business rules; equipment failures, including those caused by natural disasters or by electrical, telecommunications or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyber-attacks or unforeseen problems encountered while implementing major new computer systems or upgrades to existing systems; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties. Although we have implemented risk controls and loss mitigation actions, and substantial resources are devoted to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and training staff, it is not possible to be certain that such actions have been or will be effective in controlling each of the operational risks faced by us. Any weakness in these systems or controls, or any breaches or alleged breaches of such laws or regulations, could result in increased regulatory scrutiny, enforcement actions or legal proceedings and could have an adverse impact on our business, financial condition or results of operations.
Cyber-attacks or other security breaches could have a material adverse effect on our business.
In the normal course of business, we collect, process and retain sensitive and confidential information regarding our customers. We also have arrangements in place with other third parties through which we share and receive information about their customers who are or may become our customers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events.
Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.
We also face risks related to cyber-attacks and other security breaches in connection with credit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks (e.g., Visa, MasterCard) and our processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments on these third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, which could have a material adverse effect on our business, financial condition or results of operations. In addition, recently there have been a number of well-publicized attacks or breaches affecting others in our industry that have heightened concern by consumers generally about the security of using credit cards, which have caused some consumers, including our customers, to use our credit cards less in favor of alternative methods of payment and has led to increased regulatory focus on, and potentially new regulations relating to, these matters. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of our cards and increased costs, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyber-attacks or other breaches, our brand and reputation could be affected, would could also have a material adverse effect on our business, financial condition or results of operations.
Our information systems may experience an interruption or breach in security.
Our communications, information and technology systems supporting our operations are important to our efficiency and vulnerable to unforeseen problems. Our operations depend on our ability, as well as that of third party service providers, to protect computer systems and network infrastructure against damage from fires, other natural disasters or pandemics; power or telecommunications failures; acts of terrorism or wars or other catastrophic events; or other physical break-ins. Any damage or failure that causes interruptions in operations or disruptions in our business could result in liability to clients, regulatory intervention or reputational harm and, thus, could have a material adverse effect on our business, financial condition or results of operations.
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan or other systems. Moreover, if any such failures, interruptions or security breaches do occur, they may not be adequately addressed. If we experience a disruption in the provision of any functions or services performed by third parties, we may have difficulty in finding alternate providers on terms favorable to us and in reasonable timeframes. The occurrence of any failures, interruptions or security breaches of our communications and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition or results of operations.

We continually encounter technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Failure to successfully keep pace with technological change affecting the financial services industry and avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.
We expect that new technologies and business processes applicable to the consumer credit industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition or results of operations.
Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.
Our customers rely on us to deliver superior, personalized financial services with the highest standards of ethics, performance, professionalism and compliance. Damage to our reputation could undermine the confidence of our current and potential customers in our ability to provide high-quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, customer and other third party fraud, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the “Great Western Bank” brand and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition or results of operations.
Employee misconduct could expose us to significant legal liability and reputational harm.
We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage in fraudulent, illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, customer relationships and ability to attract new customers. Our business often requires that we deal with confidential information. If our employees were to improperly use or disclose this information, even if inadvertently, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our business, financial condition or results of operations.
We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.
Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Within the financial services industry, loss of public confidence, including through default by any one institution, could lead to liquidity challenges or to defaults by other institutions. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges with which we interact on a daily basis or key funding providers such as the Federal Home Loan Banks, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition or results of operations.
We may need to raise additional capital in the future, and such capital may not be available when needed or at all.
We may need to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System.
We may not be able to obtain capital on acceptable terms—or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.
The value of our securities in our investment portfolio may decline in the future.
As of September 30, 2014, we owned $1.34 billion of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
The value of our goodwill and other intangible assets may decline in the future.
As of September 30, 2014, we had $712 million of goodwill and other intangible assets. Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. We review our goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired. We determine impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. A significant decline in our expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates or a significant or sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. We cannot provide assurance that we will not be required to record any charges for goodwill impairment in the future. If we conclude that such a write-down of goodwill and other intangible assets has become necessary, we will record the appropriate charge in the period in which it becomes known to us, which could have a material adverse effect on our business, financial condition or results of operations.
We rely on the mortgage secondary market for some of our liquidity.
We originate and sell mortgage loans and their servicing rights, including $214.3 million of mortgage loans sold during fiscal year 2014. We rely on Federal National Mortgage Association, or FNMA, and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of FNMA. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to FNMA. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.
We are subject to a variety of risks in connection with any sale of loans we may conduct.
When we sell mortgage loans we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated and serviced. If any of these representations and warranties are incorrect, we may be required to indemnify the purchaser for any related losses, or we may be required to repurchase or provide substitute mortgage loans for part or all of the affected loans. We may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan we have sold. If the level of repurchase and indemnity activity becomes material, it could have a material adverse effect on our liquidity, business, financial condition or results of operations.
Mortgage lending is highly regulated. Our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may impact our ability to continue selling mortgage loans.
In addition, we must report as held for sale any loans which we have undertaken to sell, whether or not a purchase agreement for the loans has been executed. We may therefore be unable to ultimately complete a sale for part or all of the loans we classify as held for sale. We must exercise our judgment in determining when loans must be reclassified from held for investment status to held for sale status under applicable accounting guidelines. Any failure to accurately report loans as held for sale could result in regulatory investigations and monetary penalties. Any of these actions could have a material adverse effect on our business, financial condition or results of operations. Our policy is to carry loans held for sale at the lower of cost or fair value. As a result, prior to being sold, any loans classified as held for sale may be adversely affected by market conditions, including changes in interest rates, and by changes in the borrower’s creditworthiness, and the value associated with these loans, including any loans originated for sale in the secondary market, may decline prior to being sold. We may be required to reduce the value of any loans we mark held for sale as a result, which could have a material adverse effect on our business, financial condition or results of operations.
The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property may not accurately describe the net value of the collateral that we can realize.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other OREO and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations.
Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations.
We depend to a significant extent on relationships with third party service providers. Specifically, we utilize third party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. If these third party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking, credit card and debit card services, in a timely manner if they were unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace them, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition or results of operations. In addition, if a third party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.
We rely on dividends and other payments from our bank for substantially all of our revenue.
We are a separate and distinct legal entity from our bank, and we receive substantially all of our operating cash flows from dividends and other payments from our bank. These dividends and payments are the principal source of funds to pay dividends on our capital stock and interest and principal on any debt we may have. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event our bank is unable to pay dividends to us, we may not be able to service debt, pay obligations, or pay dividends on our common stock. The inability to receive dividends from our bank could have a material adverse effect on our business, financial condition or results of operations.
Loans that we make through certain federal programs are dependent on the federal government’s continuation and support of these programs and on our compliance with their requirements.
We participate in various U.S. government agency guarantee programs, including programs operated by the United States Department of Agriculture, Small Business Administration, Farm Service Administration and the United States Department of the Interior. We are responsible for following all applicable U.S. government agency regulations, guidelines and policies whenever we originate loans as part of these guarantee programs. If we fail to follow any applicable regulations, guidelines or policies associated with a particular guarantee program, any loans we originate as part of that program may lose the associated guarantee, exposing us to credit risk we would not otherwise be exposed to or underwritten as part of our origination process for U.S. government agency guaranteed loans, or result in our inability to continue originating loans under such programs. The loss of any guarantees for loans we have extended under U.S. government agency guarantee programs or the loss of our ability to participate in such programs could have a material adverse effect on our business, financial condition or results of operations.
We depend on the accuracy and completeness of information about clients and counterparties.
In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers or counterparties or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, fraudulent or misleading financial statements, credit reports or other financial information could result in loan losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition or results of operations.
Downgrades to the credit rating of the U.S. government or of its securities or any of its agencies by one or more of the credit ratings agencies could have a material adverse effect on general economic conditions, as well as our business.
On August 5, 2011, Standard & Poor’s cut the credit rating of the U.S. federal government’s long-term sovereign debt from AAA to AA+, while also keeping its outlook negative. Moody’s had lowered its own outlook for the same debt to “Negative” on August 2, 2011, and Fitch also lowered its outlook for the same debt to “Negative,” on November 28, 2011. In 2013, both Moody’s and Standard & Poor’s revised their outlooks from “Negative” to “Stable,” and on March 21, 2014, Fitch revised its outlook from “Negative” to “Stable.” Further downgrades of the U.S. federal government’s sovereign credit rating, and the perceived creditworthiness of U.S. government-backed obligations, could impact our ability to obtain funding that is collateralized by affected instruments and our ability to access capital markets on favorable terms. Such downgrades could also affect the pricing of funding, when funding is available. A downgrade of the credit rating of the U.S. government, or of its agencies, government-sponsored enterprises or related institutions, agencies or instrumentalities, may also adversely affect the market value of such instruments and, further, exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition or results of operations.

Our internal controls, processes and procedures may fail or be circumvented.
Our internal controls, disclosure controls, processes and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on our business, financial condition or results of operations.
Our accounting estimates and risk management processes rely on analytical and forecasting techniques and models.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.
Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include credit risk management, the allowance for loan losses and unfunded commitments, FDIC indemnification asset and clawback liability, goodwill, core deposits and other intangibles and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided; recognize significant impairment on goodwill and other intangible asset balances; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Impact of Accounting Estimates.”
We rely extensively on models in managing many aspects of our business, and these models may be inaccurate or misinterpreted.
We rely extensively on models in managing many aspects of our business, including liquidity and capital planning, customer selection, credit and other risk management, pricing, reserving and collections management. The models may prove in practice to be less predictive than we expect for a variety of reasons, including errors in constructing, interpreting or using the models or inaccurate assumptions (e.g., failures to update assumptions appropriately or in a timely manner). Our assumptions may be inaccurate for many reasons as they often involve matters that are inherently difficult to predict and beyond our control (e.g., macroeconomic conditions and their impact on behavior) and often involve complex interactions between a number of variables, factors and other assumptions. The errors or inaccuracies in our models may be material, and could lead us to make wrong or sub-optimal decisions in managing our business, and this could have a material adverse effect on our business, financial condition or results of operations.
We may have exposure to tax liabilities that are larger than we anticipate.
The tax laws applicable to our business activities, including the laws of the United States, South Dakota and other jurisdictions, are subject to interpretation and may change over time. From time to time, legislative initiatives, such as proposals for fundamental federal tax reform and corporate tax rate changes, which may impact our effective tax rate and could adversely affect our deferred tax assets or our tax positions or liabilities. The taxing authorities in the jurisdictions in which we operate may challenge our tax positions, which could increase our effective tax rate and harm our financial position and results of operations. In addition, our future income taxes could be adversely affected by earnings being higher than anticipated in jurisdictions that have higher statutory tax rates or by changes in tax laws, regulations or accounting principles. We are subject to audit and review by U.S. federal and state tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our provision for income taxes and other liabilities requires significant judgment by management. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could have a material adverse effect on our financial results in the period or periods for which such determination is made.
Fulfilling our public company financial reporting and other regulatory obligations will be expensive and time consuming and may strain our resources.
As a public company, we are subject to the reporting requirements of the Exchange Act and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and the related rules and regulations of the SEC, as well as the rules of the NYSE. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these requirements places significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems and will increase our legal and accounting compliance costs as well as our compensation expense from historical levels, particularly if we are required to hire additional accounting, tax, finance and legal staff. We may also need to enhance our investor relations and corporate communications functions and attract additional qualified board members. These additional efforts may strain our resources and divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition or results of operations.
In accordance with Section 404 of Sarbanes-Oxley, our management is required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in the annual reports we file with the SEC on Form 10-K. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls until the later of the year following the first annual report required to be filed with the SEC and the date on which we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. When required, this process will require significant documentation of policies, procedures and systems, review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm, and testing of our internal control over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and attention, may strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.
If we are not able to satisfy the requirements of Section 404 of Sarbanes-Oxley, we may be subject to adverse regulatory consequences and there could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could have a material adverse effect on business, financial condition or results of operations.
We may not be able to report our future financial results accurately and timely as a publicly listed company if we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, or if we fail to remediate the material weakness identified relating to the design and operation of our internal control over financial reporting.
As a publicly traded company, we are subject to the financial reporting standards prescribed under GAAP and SEC rules, which are more extensive than the standards applicable to us as a wholly owned subsidiary of NAB prior to our initial public offering. Complying with these heightened financial reporting standards has required us to implement enhancements to the design and operation of our internal control over financial reporting. In the process of preparing additional disclosures required by the SEC for public companies contained within our consolidated financial statements under these requirements in connection with our initial public offering, during the third quarter of fiscal year 2014, we concluded a material weakness existed in the design and operation of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness identified resulted primarily from a lack of sufficient resources and personnel within the accounting function engaged in the preparation and review of our consolidated financial statements and a lack of formal controls and procedures with respect to our internal review of the accuracy and completeness of our application of SEC rules to our consolidated financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Internal Control Over Financial Reporting” for more information. The material weakness did not affect our reported net income or stockholder’s equity for any financial reporting period or materially affect our reported total assets and total liabilities for any financial reporting period.
Following identification of the material weakness, we implemented a number of controls and procedures designed to improve our control environment. In particular, we included additional members of our accounting and financial reporting staff in the preparation and review of the consolidated financial statements for the year ended September 30, 2014, and have implemented a more formal preparation and review hierarchy designed to identify and resolve potential errors on a timely basis. We have also contracted with two independent consulting firms to assist us in the preparation of our consolidated financial statements, and we plan to hire and utilize additional experienced, qualified personnel within our financial reporting function in the future to assist with the preparation and review of future financial statements. Although we believe these changes to our control environment will be sufficient to remediate our previously identified material weakness, we believe that further reporting periods are required to confirm the remediation as well as the ongoing effectiveness of the revised control environment. We may be unsuccessful in implementing all remedial measures we may undertake, and these measures may not significantly improve or remediate the material weakness identified in the design and operating effectiveness of our internal control over financial reporting, which, in future periods, could impact our ability to report our financial results accurately or on a timely basis.
More generally, if we are unable to meet the demands that have been placed upon us as a public company, including the requirements of Sarbanes-Oxley, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Sarbanes-Oxley, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Under such circumstances, we may be unable to implement the necessary internal controls in a timely manner, or at all, and future material weaknesses may exist or may be discovered. If we fail to implement the necessary improvements, or if material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the NYSE and could have a material adverse effect on our business, results of operations or financial condition. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.
We have not performed an evaluation of our internal control over financial reporting, as contemplated by Section 404 of Sarbanes-Oxley, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, additional control deficiencies, including additional material weaknesses and significant deficiencies, may have been identified. In addition, the JOBS Act provides that, so long as we qualify as an “emerging growth company,” we will be exempt from the provisions of Section 404(b) of Sarbanes-Oxley, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. We may take advantage of this exemption so long as we qualify as an “emerging growth company.”
We are an emerging growth company within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies, our common stock could be less attractive to investors.
For as long as we remain an “emerging growth company,” as defined in the JOBS Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these and other exemptions until we are no longer an emerging growth company. Further, the JOBS Act allows us to present less than five years of selected financial data in this Annual Report on Form 10-K.

The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period is irrevocable.
We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.0 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the end of the fiscal year in which the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year.
We are subject to environmental liability risk associated with our bank branches and any real estate collateral we acquire upon foreclosure.
During the ordinary course of business, we may foreclose on and take title to properties securing certain loans that we have originated or acquired. We also have an extensive branch network, owning separate branch locations throughout the areas we serve. For any real property that we may possess, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage and costs of complying with applicable environmental regulatory requirements. Failure to comply with such requirements can result in penalties. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition or results of operations.
We may be alleged to have infringed upon intellectual property rights owned by others, or may be unable to protect our intellectual property.
Competitors or other third parties may allege that we, or consultants or other third parties retained or indemnified by us, infringe on their intellectual property rights. We also may face allegations that our employees have misappropriated intellectual property of their former employers or other third parties. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against us may cause us to spend significant amounts to defend the claim (even if we ultimately prevail); to pay significant money damages; to lose significant revenues; to be prohibited from using the relevant systems, processes, technologies or other intellectual property; to cease offering certain products or services or to incur significant license, royalty or technology development expenses. Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. In addition, although in some cases a third party may have agreed to indemnify us for such costs, such indemnifying party may refuse, or be unable, to uphold its contractual obligations.
Moreover, we rely on a variety of measures to protect our intellectual property and proprietary information, including copyrights, trademarks, patents and controls on access and distribution. These measures may not prevent misappropriation or infringement of our intellectual property or proprietary information and a resulting loss of competitive advantage, and in any event, we may be required to litigate to protect our intellectual property and proprietary information from misappropriation or infringement by others, which is expensive, could cause a diversion of resources and may not be successful. Third parties may challenge, invalidate or circumvent our intellectual property, or our intellectual property may not be sufficient to provide us with competitive advantages. In addition, the usage of branding that could be confused with ours could create negative perceptions and risks to our brand and reputation. Our competitors or other third parties may independently design around or develop technology similar to ours or otherwise duplicate our services or products such that we could not assert our intellectual property rights against them. In addition, our contractual arrangements may not effectively prevent disclosure of our intellectual property or confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure.
We may be subject to claims and litigation pertaining to our fiduciary responsibilities.
Some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our customers and others. From time to time, third parties make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a material adverse effect on our business, financial condition or results of operations.
Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
From time to time, the Financial Accounting Standards Board, or the FASB, and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Impact of Accounting Estimates.”
Risks Related to the Regulatory Oversight of Our Business
The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.
The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our bank is subject to regulation and supervision by the FDIC and the South Dakota Division of Banking. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves our bank must hold against deposits it takes, the types of deposits our bank may accept and the rates it may pay on such deposits, maintenance of adequate capital and liquidity, changes in the control of us and our bank, restrictions on dividends and establishment of new offices by our bank. We must obtain approval from our regulators before engaging in certain activities, and there can be no assurance that any regulatory approvals we may require will be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.
Since the recent financial crisis, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change. In particular, the Dodd-Frank Act drastically revised the laws and regulations under which we operate. Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. These changes and increased scrutiny may result in increased costs of doing business, decreased revenues and net income, may reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state law and regulations, as well as the interpretations and implementations of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

We will be subject to heightened regulatory requirements if we exceed $10 billion in assets.
Based on our historic organic growth rates, we expect that our total assets and our bank’s total assets could exceed $10 billion over the next two to five years, or sooner if we engage in any acquisitions. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Currently, our bank is subject to regulations adopted by the CFPB, but the FDIC is primarily responsible for examining our bank’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.
Compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before our or our bank’s total assets equal or exceed $10 billion. As a result, we may incur compliance-related costs before we might otherwise be required, including if we do not continue to grow at the rate we expect or at all. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.
We continue to be subject to regulation and supervision as a subsidiary of NAB.
As long as we continue to be controlled by NAB for purposes of the BHC Act, NAB’s regulatory status may impact our regulatory status and hence our ability to expand by acquisition or engage in new activities. For example, unsatisfactory examination ratings or enforcement actions regarding NAB could impact our ability or preclude us from obtaining any necessary approvals or informal clearance for the foregoing. Furthermore, to the extent that we are required to obtain regulatory approvals under the BHC Act to make acquisitions or expand our activities, as long as NAB controls us, NAB would also be required to obtain BHC Act approvals for such acquisitions or activities as well. In addition, because we continue to be partially owned by NAB, we are also subject to indirect regulation and supervision by APRA through APRA’s broad powers to give legally enforceable directions to NAB in certain circumstances. See “Item 1. Business—Supervision and Regulation—Regulatory Impact of Control by NAB” for more information.
We are required to act as a source of financial and managerial strength for our bank in times of stress.
Under federal law and longstanding Federal Reserve policy, we are expected to act as a source of financial and managerial strength to our bank, and to commit resources to support our bank if necessary. We may be required to commit additional resources to our bank at times when we may not be in a financial position to provide such resources or when it may not be in our, or our stockholders’ or creditors’, best interests to do so. Providing such support is more likely during times of financial stress for us and our bank, which may make any capital we are required to raise to provide such support more expensive than it might otherwise be. In addition, any capital loans we make to our bank are subordinate in right of payment to depositors and to certain other indebtedness of our bank. In the event of our bankruptcy, any commitment by us to a federal banking regulator to maintain the capital of our bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
We may be subject to more stringent capital requirements in the future.
We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators change these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.
In particular, the capital requirements applicable to us under the recently adopted capital rules implementing the Basel III capital framework in the United States will begin to be phased-in starting in 2015. Once these new rules take effect, we will be required to satisfy additional, more stringent, capital adequacy standards than we have in the past. In addition, if we become subject to annual stress testing requirements, our stress test results may have the effect of requiring us to comply with even greater capital requirements. While we expect to meet the requirements of the new Basel III-based capital rules, we may fail to do so. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity.
Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.
Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the recent financial crisis, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws (including, in foreign jurisdictions, products similar to our fixed-term tailored business loan products), classification of held for sale assets and compliance with anti-money laundering statutes, the Bank Secrecy Act and sanctions imposed by the Office of Foreign Assets Control of the U.S. Department of the Treasury.
In the normal course of business, from time to time, we are or have been named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions included claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. In addition, while the arbitration provisions in certain of our customer agreements historically have limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could have a material adverse effect on our business, financial condition or results of operations.
Increases in FDIC insurance premiums may adversely affect our earnings.
Our bank’s deposits are insured by the FDIC up to legal limits and, accordingly, our bank is subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums our bank will be required to pay for FDIC insurance. Once our bank exceeds $10 billion in assets, the method for calculating its FDIC assessments will change and we expect our bank’s FDIC assessments will increase as a result. See “Item 1. Business—Supervision and Regulation—Deposit Insurance.” In addition, the FDIC recently increased the deposit insurance fund’s target reserve ratio to 2.0% of insured deposits following the Dodd-Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio and has put in place a restoration plan to restore the deposit insurance fund to its 1.35% minimum reserve ratio mandated by the Dodd-Frank Act by September 30, 2020. Additional increases in assessment rates may be required in the future to achieve this targeted reserve ratio. In addition, higher levels of bank failures in recent years and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put pressure on the deposit insurance fund. In response, the FDIC increased assessment rates on insured institutions, charged a special assessment to all insured institutions as of June 30, 2009, and required banks to prepay three years’ worth of premiums on December 30, 2009. If there are additional financial institution failures, our bank may be required to pay even higher FDIC insurance premiums than the recently increased levels, or the FDIC may charge additional special assessments. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.
We are subject to the CRA and fair lending laws, and our failure to comply with these laws could lead to material penalties.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The costs of defending, and any adverse outcome from, any such challenge could damage our reputation or could have a material adverse effect on our business, financial condition or results of operations.
Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.
Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.
Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.
We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.
Risks Related to Our FDIC-Assisted Acquisition of TierOne Bank
Our bank has purchased certain assets and assumed certain liabilities of TierOne Bank in an FDIC-assisted transaction.
On June 4, 2010, our bank acquired certain assets and assumed certain liabilities of TierOne Bank from the FDIC in an assisted transaction, which could present additional risks to our business. Although this transaction provides for FDIC assistance to our bank to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the former TierOne Bank, we are still subject to some of the same risks we face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect.
Our decisions regarding the fair value of assets acquired and our estimated loss-sharing indemnification asset may be inaccurate.
We make various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In the FDIC-assisted transaction, we recorded a fair value adjustment and a related loss-sharing indemnification asset, representing 80% of expected credit losses. We have subsequently analyzed the portfolio on a regular basis, taking into account historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions and other pertinent information. As a result of these analyses, we have recorded allowance for loan losses, partially offset by additional indemnification assets, to address subsequent impairment in certain loans and pools of loans. While we believe that our current levels of fair value adjustments and allowance for loan losses are adequate to absorb future losses that may occur in the acquired loan portfolio, if our assumptions are incorrect, our actual losses could be higher than estimated and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a material adverse effect on our business, financial condition or results of operations.
Our ability to obtain reimbursement under the loss-sharing agreements on covered assets depends on our compliance with the terms of the loss-sharing agreements.
The loss-sharing agreements contain specific terms and conditions regarding the management of the covered assets that our bank must follow to receive reimbursement on losses from the FDIC. At September 30, 2014, $234.0 million of loans and $10.6 million of OREO was eligible for reimbursement to our bank. Under the loss-sharing agreements, our bank must, among other things:

•
manage and administer the covered assets in a manner consistent with its usual and prudent business and banking practices and, with respect to single family shared-loss loans, the procedures (including collection procedures) customarily employed by our bank in servicing and administering mortgage loans for its own account and the servicing procedures established by FNMA or the Federal Home Loan Mortgage Corporation, as in effect from time to time, and in accordance with accepted mortgage servicing practices of prudent lending institutions;

•	exercise its best judgment in managing, administering and collecting amounts on covered assets;

•
use commercially reasonable efforts to maximize recoveries with respect to losses on single family shared-loss assets and best efforts to maximize collections with respect to commercial shared-loss assets;

•	retain sufficient staff to perform the duties under the loss-sharing agreements;

•	adopt and implement accounting, reporting, record-keeping and similar systems with respect to the commercial shared-loss assets;

•	comply with the terms of the modification guidelines approved by the FDIC or another federal agency for any single-family shared-loss loan;

•	provide notice with respect to proposed transactions pursuant to which a third party or affiliate will manage, administer or collect any commercial shared-loss assets;

•	file monthly and quarterly certificates with the FDIC specifying the amount of losses, charge-offs and recoveries;

•	undergo periodic reviews by the FDIC and their agents to assess our bank’s operations and compliance with these requirements; and

•	maintain books and records sufficient to ensure and document compliance with the terms of the loss- sharing agreements.

The terms of the loss-sharing agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. No assurances can be given that we will manage the covered assets in such a way as to always maintain loss-sharing coverage on all such assets and fully recover the value of our loss-sharing asset, and any loss-sharing coverage could have a material adverse effect on our business, financial condition or results of operations.
Risks Related to Our Controlling Stockholder
NAB has significant control over us, and its interests may conflict with ours or our other stockholders' in the future.
Immediately following our initial public offering, NAB indirectly beneficially owned approximately 68.2% of our common stock. As a result, NAB continues to have significant control over us. Going forward, NAB’s degree of control will depend on, among other things, its level of ownership of our common stock and its ability to exercise certain rights under the terms of the Stockholder Agreement that we entered into with NAB in connection with our initial public offering. NAB will be entitled to exercise most of its rights under the Stockholder Agreement until the date that NAB ceases to control us for purposes of the BHC Act. We and NAB believe that NAB will not have a reasonable opportunity to seek a non-control determination under the BHC Act until NAB owns less than 25% of our outstanding common stock, although NAB’s ownership interest may need to be substantially less than 25% in order for NAB to obtain a non-control determination.
Under the Stockholder Agreement, NAB will be entitled to designate nominees for election to our board of directors (the number of which will depend on its level of ownership) and make certain appointments to committees of our board. For so long as NAB controls more than 50% of our outstanding common stock, it will be able to determine the outcome of all matters requiring approval of stockholders, cause or prevent a change of control of our company and preclude all unsolicited acquisitions of our company, including transactions that may be in the best interests of our stockholders. Further, following the completion of this offering until the earlier of (i) the date that NAB ceases to control us for purposes of the BHC Act and (ii) the one-year anniversary of the date when NAB ceases to directly or indirectly beneficially own 50% of our outstanding common stock, NAB will have the right to designate a majority of the nominees for election to our board of directors. If NAB continues to control us for purposes of the BHC Act following such one-year anniversary, NAB will have the right to designate for nomination and election a number of individuals equal to the number of independent directors nominated to serve on our board (other than any independent directors who have been designated by NAB) minus two until such time as NAB ceases to have such control. Following the date that NAB ceases to control us for purposes of the BHC Act, NAB will have the right to designate one nominee for election to our board of directors so long as NAB continues to beneficially own at least 5% of our outstanding common stock.
Until the date that NAB ceases to control us for purposes of the BHC Act, we will be required to obtain NAB’s prior written approval before undertaking (or permitting or authorizing any of our subsidiaries to undertake) various significant corporate actions, including engaging in certain business activities, entrance into mergers or consolidations, entrance into amendments to or terminations of material agreements, issuance of capital stock (subject to certain exceptions), incurrence or guarantee of indebtedness in excess of certain thresholds (subject to certain exceptions), termination of our or our bank’s Chief Executive Officer or Chief Financial Officer (other than for cause) and certain other significant transactions.
NAB’s concentration of voting power and veto rights could deprive stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company, and could affect the market price of our common stock. NAB’s interests may differ from our interests or those of our other stockholders. NAB will have access to our internal information in the same manner and to the same extent as we provided immediately prior to our initial public offering and may affect the management of our business, or exercise its voting power, consent rights or information access in a manner unfavorable to our other stockholders. Moreover, NAB may be able to exercise its veto and other rights under the Stockholder Agreement for an extended period of time, depending on whether and when NAB is able to obtain a non-control determination from the Federal Reserve. In addition, although the Stockholder Agreement may only be assigned with the written consent of both parties, NAB, as our controlling stockholder, will have the ability to cause us to consent to NAB’s assignment of its rights under the Stockholder Agreement. Such assignment could be to one or more persons whose interests may differ from ours, including a direct or indirect competitor who may use the rights to harm our business and our stockholders. We will also continue to be subject to the regulatory supervision applicable to NAB and companies under its control. See “—Risks Related to the Regulatory Oversight of Our Business.” Accordingly, NAB’s control over us and the consequences of such control could have a material adverse effect on our business and business prospects and negatively impact the trading price of our common stock.

We may fail to replicate or replace functions, systems and infrastructure provided by NAB before our initial public offering, and NAB may fail to perform the services provided for in the Transitional Services Agreement.
Although, historically, we have operated largely as a standalone company without significant services being received from NAB, NAB has provided certain financial, personnel and administrative support to us. NAB has no obligation to provide any support to us other than the limited services being provided pursuant to the Transitional Services Agreement. Under this agreement, NAB has agreed to continue to provide us with certain services currently provided to us by NAB for the applicable transitional period, including continuing to act as a counterparty to us on interest rate swaps and providing fair value calculations related to specified loans and interest rate swaps consistent with past practice, access to certain reporting systems and applications, certain risk, credit rating and tax oversight currently provided to us by NAB and certain insurance coverage under NAB’s group-wide insurance policies, for a period of time following our initial public offering. NAB has also agreed to continue to provide us with access to NAB systems required for us to continue reporting to NAB financial and other information consistent with our status immediately following our initial public offering as a consolidated NAB subsidiary. We currently expect to incur aggregate annual costs of approximately $1.8 million for all services provided by NAB under the Transitional Services Agreement, though our actual costs may vary.
We are currently expanding our infrastructure to replicate or replace the services provided by NAB under the Transitional Services Agreement that we will continue to need in the operation of our business following the termination of that agreement. Although we have negotiated the terms of the Transitional Services Agreement on an arms’-length basis, we cannot provide assurance that we could obtain these services at the same or better levels or at the same or lower costs from third party providers. As a result, when NAB ceases providing these services to us, either as a result of the termination of the Transitional Services Agreement or a failure by NAB to perform its obligations under the Transitional Services Agreement, our costs of procuring these services or comparable replacement services may increase, may result in service interruptions and may divert management attention from other aspects of our operations. In particular, our cost of procuring insurance coverage for our business could increase following the termination of the Transitional Services Agreement as we lose the ability to leverage NAB’s relationships with insurance providers. While we do not expect any increase in cost associated with replicating and replacing services provided to us under the Transitional Services Agreement to be material, there is a risk that these costs could have a material adverse effect on our business, financial condition or results of operations.
As long as NAB owns a majority of our common stock, we will rely on certain of the exemptions from the corporate governance requirements of the NYSE available for “controlled companies.”
We are currently a “controlled company” within the meaning of the corporate governance listing standards of the NYSE because NAB continues to own more than 50% of our outstanding common stock. A controlled company may elect not to comply with certain corporate governance requirements of the NYSE. Consistent with this, the Stockholder Agreement provides that, so long as we are a controlled company, we will not be required to comply with the requirements to have a majority of independent directors or to have the corporate governance and nominating committee and compensation committee of our board of directors consist entirely of independent directors. Six of the nine members of our board of directors, and one member of each of the corporate governance and nominating committee and compensation committee of our board of directors, do not currently qualify as “independent directors” under the applicable rules of the NYSE. As a result, investors in our common stock do not have certain of the protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
NAB may not complete the divestiture of our common stock that it owns as planned or at all.
On August 29, 2014 in Australia, NAB announced that it intends to divest itself of our bank over time, subject to market conditions. NAB’s announced divestiture of our bank is consistent with its strategy of focusing on its core Australian and New Zealand franchises. Our initial public offering, through which NAB indirectly sold 18,400,000 shares of our common stock representing 31.8% of NAB’s ownership interest in us at the time of sale, was the first stage of NAB’s planned divestment. Immediately following our initial public offering, NAB continued to beneficially own 68.2% of our outstanding common stock. The timing of any subsequent sales by NAB of shares of our common stock is unknown at this time and will be subject to market conditions and the lock-up agreement entered into by NAB in connection with our initial public offering.
Although NAB has indicated that it intends to divest 100% of its ownership in our company over time, subject to market conditions and other considerations, it may not be able to do so. Any delay by NAB in completing, or uncertainty about its ability or intention to complete, the divestiture of our common stock that it owns on the planned timetable, on the contemplated terms (including at the contemplated capital and liquidity levels), or at all, could have a material adverse effect on our company and the market price for our common stock.
Conflicts of interest and other disputes may arise between NAB and us that may be resolved in a manner unfavorable to us and our other stockholders.
Conflicts of interest and other disputes may arise between NAB and us in connection with our past and ongoing relationships, and any future relationships we may establish in a number of areas, including, but not limited to, the following:

•
Contractual Arrangements. We entered into several agreements with NAB prior to the completion of our initial public offering that provide a framework for our ongoing relationship with NAB, including a Stockholder Agreement, Transitional Services Agreement and a Registration Rights Agreement. The Stockholder Agreement will provide NAB with certain governance rights, including board and committee membership rights, and approval rights over our business, as well as obligate us to comply with certain covenants including certain information rights, access privileges and confidentiality matters. For example, we will be required to obtain the written consent of NAB prior to engaging in certain acquisitions and similar transactions, acquiring or disposing of assets, liabilities or securities with a value in excess of $5 million or entering into, terminating or modifying a material contract, among other matters relating to our business and structure, for so long as NAB continues to control us for purposes of the BHC Act. The Transitional Services Agreement will govern the continued provision of certain services to us by NAB for specified transition periods. The Registration Rights Agreement will govern our obligation to register shares of our common stock beneficially owned by NAB under certain circumstances. Disagreements regarding the rights and obligations of NAB or us under each of these agreements could create conflicts of interest for certain of our directors and officers, as well as actual disputes that may be resolved in a manner unfavorable to us and our other stockholders. Interruptions to or problems with services provided under the Transitional Services Agreement could result in conflicts between us and NAB that increase our costs both for the processing of business and the potential remediation of disputes. Although we believe each of these agreements contains commercially reasonable terms, the terms of these agreements may later prove not to be in the best interests of our future stockholders or may contain terms more or less favorable than we could obtain from third parties. In addition, certain of our officers negotiating these agreements may appear to have conflicts of interest as a result of their employment with NAB or Bank of New Zealand at the time these agreements were negotiated. However, we have entered into employment agreements with these individuals, and their employment with NAB or Bank of New Zealand, as applicable, has terminated.

•
Competing Business Activities. In the ordinary course of its business, NAB may also engage in activities where NAB’s interests conflict or are competitive with our or our other stockholders’ interests. These activities may include NAB’s interests in any transactions it conducts with us (including any interest rate swaps we may enter into with NAB to manage the interest rate risk associated with certain of our long-term fixed-rate loans), any exercise by NAB of its rights to register and sell additional stock under the Registration Rights Agreement, any sale by NAB of a controlling interest in us to a third party or, subject to the terms of the Stockholder Agreement, any investments by NAB in, or business activities conducted by NAB for, one or more of our competitors. Any of these disputes or conflicts of interests that arise may be resolved in a manner adverse to us or to our stockholders other than NAB and its affiliates. Subject to the non-competition restrictions contained in the Stockholder Agreement, NAB also may pursue acquisition and other opportunities that may be part of or complementary to our business, and, as a result, those acquisition opportunities may not be available to us. As a result, our future competitive position and growth potential could be adversely affected.

•
Cross Officerships, Directorships and Stock Ownership. Those members of our board of directors nominated by NAB may have, or appear to have, conflicts of interest with respect to certain of our operations as a result of any roles they may have as officers or employees of NAB or any of its affiliates or any investments or interests they may own in companies that compete with our business. The ownership interests of our directors or executive officers in the common stock of NAB could create, or appear to create, conflicts of interest when directors and executive officers are faced with decisions that could have different implications for the two companies. For example, these decisions could relate to (i) the nature, quality and cost of services rendered to us by NAB, (ii) disagreement over the desirability of a potential business or acquisition opportunity or business plans, (iii) employee retention or recruiting or (iv) our dividend policy.

•
Business Opportunities. Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, none of NAB or any of its affiliates will have any duty to refrain from (i) engaging in a corporate opportunity in the same or similar lines of business in which we or our affiliates now engage or propose to engage or (ii) otherwise competing with us or our affiliates. As a result of these charter provisions, our future competitive position and growth potential could be adversely affected.

These and other conflicts of interest and potential disputes could have a material adverse effect on our business, financial condition, results of operations or on the market price of our common stock.
Risks Related to Our Common Stock
Our stock price may be volatile, and our stockholders could lose part or all of their investment as a result.
Stock price volatility may make it more difficult for our stockholders to resell their common stock when they want and at prices they find attractive. Our stock price may fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in our quarterly results of operations;

•	recommendations or research reports about us or the financial services industry in general published by securities analysts;

•	the failure of securities analysts to cover, or continue to cover, us;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us, our competitors or other financial institutions;

•	future sales of our common stock;

•	departure of our management team or other key personnel;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws and regulations;

•	litigation and governmental investigations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.
If any of the foregoing occurs, it could cause our stock price to fall and may expose us to litigation that, even if our defense is successful, could distract our management and be costly to defend. General market fluctuations, industry factors and general economic and political conditions and events—such as economic slowdowns or recessions, interest rate changes or credit loss trends—could also cause our stock price to decrease regardless of operating results.
We may not pay dividends on our common stock in the future.

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. However, our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, we are a bank holding company, and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. In addition, our ability to pay dividends depends primarily on our receipt of dividends from our bank, the payment of which is subject to numerous limitations under federal and state banking laws, regulations and policies. See “Item 1. Business—Supervision and Regulation—Dividends; Stress Testing.” As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock.
Future sales of our common stock in the public market, including expected sales by NAB, could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute the ownership interests of our stockholders.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock available for sale or from the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate. As of December 8, 2014, we had a total of 57,886,114 outstanding shares of common stock. Of the outstanding shares, approximately 18,400,000 are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, may be sold only in compliance with certain limitations under applicable law.
In particular, the 39,486,114 shares outstanding beneficially owned by NAB are subject to certain restrictions on resale. NAB has agreed with the underwriters not to offer, pledge, sell, or otherwise dispose of or hedge any shares of our common stock, subject to certain exceptions, for the 180-day period following October 14, 2014, the date of the prospectus used in connection with our initial public offering, without the prior consent of Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. NAB and our officers and directors have entered into similar lock-up agreements with the underwriters. The underwriters may, at any time, release us, NAB or any of our officers or directors from this lock-up agreement and allow us to sell shares of our common stock within this 180-day period. Upon the expiration of these lock-up agreements, all of such shares will be eligible for resale in a public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144. We expect that NAB will continue to be considered an affiliate based on its current share ownership, as well as its rights under the Stockholder Agreement.
In connection with our initial public offering, we also entered into the Registration Rights Agreement with NAB which grants NAB demand and “piggyback” registration rights with respect to the shares of our common stock that NAB beneficially owns. NAB may exercise its demand and piggyback registration rights at any time, subject to certain limitations, and any shares of our common stock registered pursuant to NAB’s registration rights will be freely tradable in the public market, other than any shares acquired by any of our affiliates. NAB has announced that this offering is the first stage of its planned divestment of its U.S. retail banking operations and that, subject to market conditions and other considerations, it intends to divest 100% of its ownership in our company over time.
As restrictions on resale end, the market price of our shares of common stock could drop significantly. The timing and manner of the sale of NAB’s remaining ownership of our common stock remains uncertain, and we have no control over the manner in which NAB may seek to divest such remaining shares. NAB could elect to sell its common stock in a number of different ways, including in a number of tranches via future registrations or, alternatively, by the sale of all or a significant tranche of such remaining shares to a single third party purchaser. Any such sale would impact the price of our shares of common stock and there can be no guarantee that the price at which NAB is willing to sell its remaining shares will be at a level that our board of directors would be prepared to recommend to holders of our common stock or that our stockholders determine adequately values our shares of common stock.
We have also filed a registration statement registering 897,222 shares of our common stock for issuance pursuant to awards granted under the equity incentive plans that we have adopted. We may increase the number of shares registered for this purpose from time to time. Once we issue these shares, their holders will be able to sell them in the public market.

We cannot predict the size of future issuances or sales of our common stock or the effect, if any, that future issuances or sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our common stock to decline.
NAB may sell a controlling interest in us to a third party in a private transaction, which may not lead to the realization of any change-of-control premium on shares of our common stock held by stockholders other than NAB and may subject us to the control of a presently unknown third party.
NAB continues to beneficially own a significant equity interest of our company and has the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company.
The ability of NAB to privately sell its shares of our common stock, with no requirement for a concurrent offer to be made to acquire all of the shares of our outstanding common stock that will be publicly traded hereafter, could prevent our stockholders other than NAB from realizing any change-of-control premium on their shares of our common stock that may accrue to NAB on its private sale of our common stock. In addition, if NAB privately sells its significant equity interest in our company, we may become subject to the control of a presently unknown third party. Such third party may have interests that conflict with those of other stockholders. In addition, if a third party acquires a controlling interest in us, NAB may terminate the Transitional Services Agreement and other transitional arrangements, and our other commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business and could have a material adverse effect on our business, financial condition or results of operations.
Certain banking laws and certain provisions of our certificate of incorporation may have an anti-takeover effect.
Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. Acquisition of 10% or more of any class of voting stock of a bank holding company or depository institution, including shares of our common stock, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including our bank.
There also are provisions in our amended and restated certificate of incorporation and amended and restated bylaws, such as limitations on the ability to call a special meeting of our stockholders, and the classification of our board of directors into three separate classes each serving for three-year terms, that may be used to delay or block a takeover attempt. In addition, our board of directors will be authorized under our amended and restated certificate of incorporation to issue shares of our preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without stockholder approval. These provisions may effectively inhibit a non-negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of our common stock.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters is located at 100 N. Phillips Ave, Sioux Falls, South Dakota 57104, and we have two leased facilities in Sioux Falls for our data center and operations centers. In addition to our corporate headquarters, we operate from 162 branch offices located in 116 communities in South Dakota, Iowa, Nebraska, Colorado, Arizona, Kansas and Missouri. We lease 36 of our branch offices, all on market terms, and we own the remainder of our offices, including our main office. All of our banking offices are in free-standing, permanent facilities. We generally believe our existing and contracted-for facilities are adequate to meet our requirements.

ITEM 3.	LEGAL PROCEEDINGS
From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would be material to our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Approximate Number of Holders of Common Stock
As of December 8, 2014, there were approximately 3 holders of record of our common stock.
Dividends
We intend to pay quarterly cash dividends on our common stock at an initial amount of approximately $0.12 per share, subject to approval by our board of directors. Although we expect to pay dividends according to our dividend policy, we may elect not to pay dividends. Any declarations of dividends will be at the discretion of our board of directors. In determining the amount of any future dividends, our board of directors will take into account: (i) our financial results; (ii) our available cash, as well as anticipated cash requirements (including debt servicing); (iii) our capital requirements and the capital requirements of our subsidiaries (including our bank); (iv) contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our stockholders or by our bank to us; (v) general economic and business conditions; and (vi) any other factors that our board of directors may deem relevant. Therefore, there can be no assurance that we will pay any dividends to holders of our stock, or as to the amount of any such dividends. See “Item 1A. Risk Factors—Risks Related to Our Common Stock—We may not pay dividends on our common stock in the future.”

Our ability to declare and pay dividends on our stock is also subject to numerous limitations applicable to bank holding companies under federal and state banking laws, regulations and policies. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In addition, under the General Corporation Law of the State of Delaware, we may only pay dividends from legally available surplus or, if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and the preceding fiscal year. Surplus is generally defined as the excess of the fair value of our total assets over the sum of the fair value of our total liabilities plus the aggregate par value of our issued and outstanding capital stock.
Because we are a holding company and do not engage directly in other business activities of a material nature, our ability to pay dividends on our stock depends primarily upon our receipt of dividends from our bank, the payment of which is subject to numerous limitations under federal and state banking laws, regulations and policies. In general, dividends by our bank may only be declared from its net profits and may be declared no more than once per calendar quarter. The approval of the South Dakota Director of Banking is required if our bank seeks to pay aggregate dividends during any calendar year that would exceed the sum of its net profits from the year to date and retained net profits from the preceding two years, minus any required transfers to surplus. Moreover, under the FDIA an insured depository institution may not pay any dividends if the institution is undercapitalized or if the payment of the dividend would cause the institution to become undercapitalized. In addition, the federal bank regulatory agencies have issued policy statements providing that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings. See “Item 1. Business—Supervision and Regulation—Dividends; Stress Testing” for more information on federal and state banking laws, regulations and policies limiting our and our bank’s ability to declare and pay dividends. The current and future dividend policy of our bank is also subject to the discretion of its board of directors. Our bank is not obligated to pay dividends to us. For additional information, see “Item 1A. Risk Factors—Risks Related to Our Business—We rely on dividends and other payments from our bank for substantially all of our revenue” and “Item 1A. Risk Factors—Risks Related to Our Common Stock—We may not pay dividends on our common stock in the future.”
None of the indentures governing our outstanding junior subordinated debentures contain covenants limiting our ability or the ability of our subsidiaries to pay dividends, absent a default under the terms of the indenture, or under our guarantee of the trust preferred securities issued by our affiliate that owns the applicable debentures, or a deferral of the payment of interest on such debentures in accordance with the terms of the applicable indenture.

Under our amended and restated certificate of incorporation, holders of our common stock and non-voting common stock will be equally entitled to receive ratably such dividends as may be declared from time to time by our board of directors out of legally available funds. No shares of our non-voting common stock are currently outstanding.
Prior to the completion of our initial public offering, Great Western declared and paid dividends to National Americas Investment, Inc., as the sole beneficial owner of its common stock, on a semi-annual basis. Great Western declared and paid to National Americas Investment, Inc. three dividends during fiscal year 2014, including an accelerated dividend in September 2014 related to fiscal year 2014 earnings, totaling $102.0 million.
Price Range of Common Stock
Our common stock trades on the New York Stock Exchange under the ticker symbol “GWB”. Our common stock was initially offered and sold to the public at a price of $18.00 per share and has been publicly traded since October 15, 2014. Prior to that date, there was no public market in our stock. Since our common stock began trading on the New York Stock Exchange on October 15, 2014, the high and low closing prices, through December 8, 2014, were $23.25 and $18.00, respectively.
Securities Authorized for Issuance under Equity Compensation Plan
Prior to the completion of our initial public offering, we did not have any equity compensation plans authorized to issue shares of our common stock. The following table provides information as of October 20, 2014, the date of the completion of our initial public offering, about our common stock that has been or may be issued under our equity compensation plans, which consist of the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan and the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted average exercise price of outstanding options (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	301,445	(1)	$18.00	(1)	595,777
Equity compensation plans not approved by security holders(2)	—		—		—
TOTAL	301,445		$18.00		595,777

(1)	Each of our equity compensation plans was approved by National Americas Holdings LLC, as our sole stockholder, on October 10, 2014.
Purchases of Equity Securities
We did not repurchase any of our common stock during fiscal year 2014.
Recent Sales of Unregistered Equity Securities
On October 20, 2014, we completed our initial public offering. As part of our formation in preparation for our initial public offering, on July 9, 2014 we issued and sold 100 shares of our common stock to National Americas Holdings LLC, an indirect, wholly owned subsidiary of NAB, for aggregate cash consideration of $100. This transaction was exempt from registration under the Securities Act. In addition, on October 17, 2014, we effected a 578,861.14-for-1 split of our outstanding common stock.

ITEM 6.	SELECTED FINANCIAL DATA
The following tables present our selected consolidated financial data as of and for the dates and periods indicated. We derived the selected consolidated financial data set forth below for the fiscal years ended September 30, 2014, 2013 and 2012 and as of September 30, 2014 and 2013 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below is not indicative of our future results for any period. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical financial information below also contains non-GAAP financial measures, which have not been audited.

	At and for the fiscal year ended September 30,
	2014	2013	2012
	(dollars in thousands)
Income Statement Data:
Interest and dividend income	$346,125	$294,257	$344,304
Interest expense	32,052	39,161	50,971
Net interest income	314,073	255,096	293,333
Provision (recovery) for loan losses	684	11,574	30,145
Net interest income, after provision (recovery) for loan losses	313,389	243,522	263,188
Noninterest income	58,054	74,904	82,153
Noninterest expense	212,144	168,285	228,188
Income before income taxes	159,299	150,141	117,153
Provision for income taxes	54,347	53,898	44,158
Net income	$104,952	$96,243	$72,995
Cash net income(1)	$117,923	$112,289	$89,397

Other Financial Info / Performance Ratios:
Net interest margin	3.88%	3.24%	3.98%
Adjusted net interest margin(2)	3.73%	3.76%	3.72%
Adjusted efficiency ratio(3)	50.4%	50.6%	52. 8%
Return on average total assets	1.14%	1.07%	0.85%
Return on average common equity	7.34%	6.97%	5.40%
Return on average tangible common equity(1)	16.6%	17.5%	15.0%

Balance Sheet Data:
Loans(4)	$6,787,467	$6,362,673	$6,138,574
Allowance for loan losses	47,518	55,864	71,878
Securities	1,341,242	1,480,449	1,581,875
Goodwill	697,807	697,807	697,807
Total assets	9,371,429	9,134,258	9,008,252
Total deposits	7,052,180	6,948,208	6,884,515
Total liabilities	7,950,339	7,717,044	7,619,689
Total stockholder’s equity	1,421,090	1,417,214	1,388,563

Asset Quality Ratios:
Nonperforming loans / total loans	1.16%	2.03%	2.76%
Allowance for loan losses / total loans	0.70%	0.88%	1.17%
Net charge-offs / average total loans	0.14%	0.44%	0.54%

Capital Ratios:
Tier 1 capital ratio	11.8%	12.4%	11.9%
Total capital ratio	12.9%	13.8%	13.7%
Tier 1 leverage ratio	9.1%	9.2%	8.3%
Tangible common equity to tangible assets(5)	8.2%	8.2%	7.8%

(1)
Two of the financial measures we use to evaluate our profitability and performance are cash net income and return on average tangible common equity, which are not presented in accordance with U.S. generally accepted accounting principles, or GAAP. We compute our cash net income by adding to net income (and thereby effectively excluding) amortization expense relating to intangible assets and related tax effects that have accumulated as a result of the acquisition of us by NAB and our various acquisitions of other institutions as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Business and Financial Statements—Goodwill and Amortization of Other Intangibles.” We compute our return on average tangible common equity as the ratio of our cash net income to our average tangible common equity, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill and other intangible assets described above from our average common equity. We believe each of these measures is helpful in highlighting trends associated with our financial condition and results of operations by providing net income and return information based on our cash payments and receipts during the applicable period. The following table shows our cash net income and return on average tangible common equity as well as reconciliations to our net income and return on average common equity, respectively, for the periods indicated:

	Fiscal year ended Sept. 30
	2014	2013	2012
	(dollars in thousands)
Cash net income and return on average tangible common equity:
Net income	$104,952	$96,243	$72,995
Add: Amortization of intangible assets	16,215	19,290	19,646
Add: Tax on amortization of intangible assets	(3,244)	(3,244)	(3,244)
Cash net income	$117,923	$112,289	$89,397

Average common equity	$1,430,772	$1,380,296	$1,352,069
Less: Average goodwill and other intangible assets	719,573	738,140	756,149
Average tangible common equity	$711,199	$642,156	$595,920
Return on average common equity	7.34%	6.97%	5.40%
Return on average tangible common equity	16.6%	17.5%	15.0%

(2)
Two of the financial measures we use to evaluate our profitability and efficiency are adjusted net interest margin and adjusted yield on loans other than loans acquired with deteriorated credit quality, which are not presented in accordance with GAAP. We compute each measure by subtracting from net interest income and interest income, respectively, changes in fair value related to interest rates associated with certain of our fixed-rate loans measured at fair value as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Business and Financial Statements—Loans and Interest Rate Swaps Accounted for at Fair Value.” The changes in fair value related to interest rates of these loans are offset by changes in fair value associated with the related fixed-to-floating interest rate swaps we enter into to manage our interest rate risk on these loans. We believe that these measures are helpful in highlighting trends in our business that may not otherwise be apparent when relying solely on our GAAP-calculated results by eliminating these matching and offsetting changes in fair value. The following table shows our adjusted net interest margin as well as a reconciliation to our net interest margin and our adjusted yield on loans other than loans acquired with deteriorated credit quality as well as a reconciliation to unadjusted yield for the periods indicated:

	Fiscal year ended Sept. 30,
	2014	2013	2012
	(dollars in thousands)
Adjusted net interest income and adjusted net interest margin:
Net interest income	$314,073	$255,096	$293,333
Less: Loan FV adjustment related to interest rates	11,922	(40,305)	19,369
Adjusted net interest income	$302,151	$295,401	$273,964
Average interest-earning assets	$8,093,861	$7,862,860	$7,367,085
Net interest margin	3.88%	3.24%	3.98%
Adjusted net interest margin	3.73%	3.76%	3.72%

Adjusted interest income and adjusted yield on Loans, other than acquired with deteriorated credit quality, net:
Interest income	$312,424	$249,527	$291,692
Less: Loan FV adjustment related to interest rates	11,922	(40,305)	19,369
Adjusted interest income	$300,502	$289,832	$272,323
Average Loans, other than acquired with deteriorated credit quality	$6,311,857	$5,876,116	$5,093,013
Yield	4.95%	4.25%	5.73%
Adjusted yield	4.76%	4.93%	5.35%

(3)
One of the financial measures we use to evaluate our operational efficiency is our adjusted efficiency ratio, which is not presented in accordance with GAAP. We compute our adjusted efficiency ratio as the ratio of our noninterest expense to our total revenue (equal to the sum of our net interest income and noninterest income). For purposes of this computation, each of our noninterest expense and total revenue are adjusted from their GAAP computation by excluding changes in fair value related to interest rates associated with certain of our fixed-rate loans measured at fair value and the matching fixed-to-floating interest rate swaps as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Business and Financial Statements—Loans and Interest Rate Swaps Accounted for at Fair Value.” Our noninterest expense is also adjusted to exclude amounts related to the amortization of core deposits and other intangibles, which are non-cash expense items, and our total revenue is adjusted to include the tax-related benefit associated with our tax-advantaged loans and investments. We believe that our adjusted efficiency ratio is helpful in highlighting trends in our business that may not otherwise be apparent when relying solely on our GAAP-calculated results by eliminating fluctuations resulting from these matching and offsetting changes in fair value related to interest rates and from non-cash expense items which do not represent cash flow expenditures during the relevant period, and by reflecting all tax-related benefits associated with our loan and investment portfolio.

We also present below our unadjusted efficiency ratio. Our unadjusted efficiency ratio is calculated in the same manner as our adjusted efficiency ratio, except that we do not exclude from our noninterest expense and total revenue the effects of changes in fair value related to fluctuations in interest rates on certain of our long-term fixed rate loans and related interest rate swaps as discussed above. Including these amounts increases or decreases both our interest income and noninterest expense in a way we believe does not reflect our results of our operations, materially distorting our efficiency ratio and the related trends. As a result, our management relies on our adjusted efficiency ratio when analyzing our operational efficiency. We have provided the computation of our unadjusted efficiency ratio for comparative purposes only.

The following table shows our adjusted efficiency ratio as well as a reconciliation with the components used in the calculation for the periods indicated:

	Fiscal year ended Sept. 30,
	2014	2013	2012
	(dollars in thousands)
Adjusted noninterest expense and adjusted efficiency ratio:
Total revenue	$372,127	$330,000	$375,486
Plus: Tax equivalent adjustment	4,663	3,541	2,111
Total revenue (FTE)	376,790	333,541	377,597
Less: Loan FV adjustment related to interest rates	11,922	(40,305)	19,369
Adjusted revenue	$364,868	$373,846	$358,228
Noninterest expense	$212,144	$168,285	$228,188
Less: Amortization of core deposit and other intangibles	16,215	19,290	19,646
Tangible noninterest expense	195,929	148,995	208,542
Less: Derivatives, net (gain) loss	11,922	(40,305)	19,369
Adjusted noninterest expense	$184,007	$189,300	$189,173
Adjusted efficiency ratio *	50.4%	50.6%	52.8%
Unadjusted efficiency ratio **	52.0%	44.7%	55.2%

* Calculated as ratio of adjusted noninterest expense to adjusted revenue. ** Calculated as ratio of tangible noninterest expense to total revenue (FTE).

(4)	Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.

(5)
One of the financial measures we use to evaluate our financial condition is our tangible common equity to tangible assets ratio, which is not presented in accordance with GAAP. We compute this figure as the ratio of our tangible common equity to our tangible assets, each of which we calculate by subtracting (and thereby effectively excluding) the value of our goodwill and other intangible assets. We believe this measure is helpful in highlighting the common equity component of our capital and because of its focus by federal bank regulators when reviewing the health and strength of financial institutions in recent years, and when considering regulatory approvals for certain actions, including capital actions.

The following table shows our tangible common equity to tangible assets ratio as well as a reconciliation with the components used in its calculation for the periods indicated:

	Sept. 30,
	2014	2013	2012
	(dollars in thousands)
Tangible common equity and tangible common equity to tangible assets:
Total stockholder’s equity	$1,421,090	$1,417,214	$1,388,563
Less: Goodwill, core deposits and other intangibles	712,036	728,251	747,552
Tangible common equity	$709,054	$688,963	$641,011
Total assets	$9,371,429	$9,134,258	$9,008,252
Less: Goodwill, core deposits and other intangibles	712,036	728,251	747,552
Tangible assets	$8,659,393	$8,406,007	$8,260,700
Tangible common equity to tangible assets	8.2%	8.2%	7.8%

Selected Quarterly Results of Operations
We believe the following quarterly unaudited consolidated statements of income data has been prepared on substantially the same basis as our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our consolidated results of operations for the quarters presented. The historical results for any quarter do not necessarily indicate the results expected for any future period. This unaudited condensed consolidated quarterly data should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the quarter ended:
	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014
Operating Data:	(dollars in thousands)
Interest and dividend income	$79,764	$74,226	$56,569	$83,698	$75,373	$89,227	$97,164	$84,361
Interest expense	11,201	9,942	9,206	8,812	8,630	7,929	7,778	7,715
Noninterest income	21,341	19,027	17,010	17,526	15,099	13,846	14,225	14,884
Noninterest expense	45,667	45,519	22,766	54,333	39,174	57,373	67,476	48,121
Provision for loan losses	10,000	534	3,500	(2,460)	(875)	(2,690)	1,500	2,749
Net income	21,684	23,918	24,318	26,323	28,604	25,970	22,503	27,875
Adjusted net interest income	74,426	72,545	74,874	73,556	75,868	73,251	76,189	76,843
EPS	$0.37	$0.41	$0.42	$0.46	$0.49	$0.45	$0.39	$0.48

One of the financial measures we use to evaluate our profitability is adjusted net interest income, which is calculated in the process of calculating our adjusted net interest margin, and which is not presented in accordance with GAAP. We compute our adjusted net interest income by subtracting from net interest income changes in fair value related to interest rates associated with certain of our fixed-rate loans measured at fair value as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Business and Financial Statements—Loans and Interest Rate Swaps Accounted for at Fair Value.” The changes in fair value related to interest rates of these loans are offset by changes in fair value associated with the related fixed-to-floating interest rate swaps we enter into to manage our interest rate risk on these loans. We believe that our adjusted net interest income is helpful in highlighting trends in our business that may not otherwise be apparent when relying solely on our GAAP-calculated results by eliminating these matching and offsetting changes in fair value. The following table shows our adjusted net interest income as well as a reconciliation to our net interest income for the periods indicated:

	For the quarter ended:
	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014
Adjusted net interest income:	(dollars in thousands)
Net interest income	$68,563	$64,284	$47,363	$74,886	$66,743	$81,298	$89,386	$76,646
Less: Loan FV adjustment related to interest rates	(5,863)	(8,261)	(27,511)	1,330	(9,125)	8,047	13,197	(197)
Adjusted net interest income	$74,426	$72,545	$74,874	$73,556	$75,868	$73,251	$76,189	$76,843

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The historical consolidated financial data discussed below reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented elsewhere in this Annual Report on Form 10-K. In addition to historical financial data, this discussion includes certain forward-looking statements regarding events and trends that may affect our future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. See “Cautionary Note Regarding Forward-Looking Statements.” For a more complete discussion of the factors that could affect our future results, see “Item 1A. Risk Factors.”
Any discrepancies included in this filing between totals and the sums of percentages and dollar amounts presented, or between rounded dollar amounts, are due to rounding.
Overview
We are a full-service regional bank holding company focused on relationship-based business and agribusiness banking. We serve our customers through 162 branches in attractive markets in seven states: South Dakota, Iowa, Nebraska, Colorado, Arizona, Kansas and Missouri. We were established more than 70 years ago and have achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. By leveraging our business and agribusiness focus, presence in attractive markets, highly efficient operating model and robust approach to risk management, we have achieved significant and profitable growth—both organically and through disciplined acquisitions. We provide financial results based on a fiscal year ending September 30 and as a single reportable segment.
Growth in our loan portfolio, which totaled $6.82 billion at September 30, 2014, has driven growth in our total assets during fiscal years 2013 and 2014. From September 30, 2009 to September 30, 2014, we have grown our total assets at a CAGR of 12%, our loan portfolio at a CAGR of 15% and our deposit base at a CAGR of 13%. This growth was primarily generated by our acquisition of TierOne Bank in 2010, which represented approximately $2.5 billion of our $3.1 billion total asset growth in fiscal year 2010. From September 30, 2013 to September 30, 2014, our total assets, loan portfolio and deposit base grew by 3%, 7% and 1%, respectively, as our loan growth drove continued asset growth, despite being offset by a reduction in the size of our investment portfolio. We achieved this overall loan growth while adhering to our strategy of focusing growth in the commercial non-real estate and agriculture segments of our portfolio, along with certain sub-segments of commercial real estate loans. Our commercial non-real estate loans represent a range of sectors, including key areas such as agribusiness services, freight and transport, healthcare and tourism. Our agriculture loan portfolio remains well diversified across the range of crops and livestock produced in our markets, including grains (primarily corn, soybeans and wheat), proteins (primarily beef cattle, dairy products and hogs) and other (including cotton and vegetables). Adjusted for the effect of fixed-to-floating interest rate swaps matching certain of our fixed-rate loans, our loan portfolio generally has a short duration, with an average tenor of 1.4 years.
Our asset quality remains strong with continuing declines in nonperforming loans despite our overall loan growth. Total nonperforming loans have decreased from $169.4 million on September 30, 2012 to $129.0 million on September 30, 2013 and $78.9 million on September 30, 2014. Excluding charge-offs on acquired loans subject to purchase accounting fair value adjustments, net charge-offs as a percentage of average total loans have also declined from 54 basis points for fiscal year 2012 to 44 basis points for fiscal year 2013 and 14 basis points for fiscal year 2014. We had $234.0 million book value of loans subject to FDIC loss-sharing arrangements at September 30, 2014, and we continue to run off portions of these loans that we do not consider core to our ongoing operations. To date, we have not had any indemnity claims arising from the FDIC loss-sharing arrangements rejected by the FDIC.
Net income was $105.0 million for fiscal year 2014, an increase of $8.7 million, or 9%, compared $96.2 million for fiscal year 2013, and an increase of $32.0 million compared to fiscal year 2012. Our net interest margin increased to 3.88% for fiscal year 2014 from 3.24% for fiscal year 2013. On an adjusted basis excluding offsetting changes in fair value related to interest rates associated with certain of our loans and interest rate swaps, our adjusted net interest margin of 3.73% represented a decline of 3 basis points compared to fiscal year 2013, primarily due to competition for loan pricing across our footprint that was partially offset by improvements in our deposit funding cost. Our noninterest income declined during fiscal year 2014 primarily as a result of slower home mortgage activity, particularly refinancings, and a reduction in gains on sales of investment securities. For more information on our adjusted net interest margin, adjusted efficiency ratio and adjusted noninterest income, including a reconciliation of each to the most directly comparable GAAP financial measure, see “Item 6. Selected Financial Data.”

We believe our operating efficiency is a key component of our growth and profitability. We continue to monitor salary and benefits costs, optimize our branch network (which resulted in the net closure of 21 branches between September 30, 2012 and September 30, 2014) and focus on our core business and agribusiness banking competencies. Our adjusted efficiency ratio decreased to 50.4% for fiscal year 2014, compared to 50.6% for fiscal year 2013 and 52.8% for fiscal year 2012, driven by lower adjusted noninterest expense, partially offset by lower adjusted revenue. Our operating efficiency helped drive returns on average total assets and average tangible common equity for fiscal year 2014 which were 1.14% and 16.6%, respectively, compared to 1.07% and 17.5%, respectively, for fiscal year 2013. While we expect to incur additional costs associated with operating as a public company, we believe our efficiency initiatives, including continuing to optimize our branch network, will allow us to continue our historically efficient operations. For more information on our return on average tangible common equity, including a reconciliation to the most directly comparable GAAP financial measure, see “Item 6. Selected Financial Data.”
We have achieved significant and profitable growth organically and through disciplined acquisitions. We have successfully completed eight acquisitions since 2006, including our 2010 FDIC-assisted acquisition of TierOne Bank, which represented approximately $2.5 billion in acquired assets.
We maintain a solid funding position supported substantially by customer deposits, which have continued to grow in recent years. Our deposit balances were $7.05 billion at September 30, 2014, an increase of $104.0 million compared with September 30, 2013 and an increase of $167.7 million compared with September 30, 2012. In fiscal year 2013, we began a strategic initiative to transition the composition of our deposit portfolio away from higher-cost term deposits (such as certificates of deposit, or CDs) toward more cost-effective transaction accounts (such as negotiable order of withdrawal, or NOW, accounts, money market deposit accounts, or MMDAs, and savings accounts). As a result, CDs have decreased to 27% of our average deposits for fiscal year 2014 compared to 37% for fiscal year 2013. The effects of this initiative have included a decline in our deposit-related interest expense, with average cost of deposits at 0.36% for fiscal year 2014, a decline of 12 basis points compared with fiscal year 2013 and 32 basis points compared with fiscal year 2012. This initiative has also led to slower overall growth in deposits compared to previous years, driven by the runoff of higher cost CD balances, more than offset by growth in transaction accounts. We expect to continue to drive a transformation in our funding by focusing on attracting business deposits by leveraging our agribusiness and business banking relationships.
Our capital position has remained strong, with Tier 1 capital, total capital and Tier 1 leverage ratios of 11.8%, 12.9% and 9.1%, respectively, at September 30, 2014, compared to 12.4%, 13.8% and 9.2%, respectively, as of September 30, 2013. Our tangible common equity to tangible assets ratio was 8.2% at September 30, 2014 and at September 30, 2013. For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see “Item 6. Selected Financial Data.”
Until our initial public offering, which occurred in October 2014, we were a wholly owned subsidiary of NAB, and our results have been part of NAB’s consolidated business operations since NAB acquired us in 2008. NAB is a large financial institution incorporated in Australia and listed on the Australian Securities Exchange with operations in Australia, New Zealand, the United Kingdom, the United States and parts of Asia. Historically, NAB and its affiliates have provided financial and administrative support to us. In connection with our initial public offering, we and NAB entered into certain agreements that provide a framework for our ongoing relationship, including a Stockholder Agreement governing NAB’s rights as a controlling stockholder and a Transitional Services Agreement pursuant to which NAB has agreed to continue to provide us with certain services for a transition period. We do not expect our costs associated with these services to be significant.
Key Factors Affecting Our Business and Financial Statements
Formation Transactions
On October 17, 2014, Great Western Bancorp, Inc. completed the Formation Transactions, which were a series of internal reorganization transactions comprised of:

•	the cash contribution by National Americas Holdings LLC to Great Western Bancorp, Inc. in an amount equal to the total stockholder’s equity of Great Western Bancorporation, Inc.;

•
the sale by National Americas Investment, Inc. of all outstanding capital stock of Great Western Bancorporation, Inc. to Great Western Bancorp, Inc. for an amount in cash equal to the total stockholder’s equity of Great Western Bancorporation, Inc.; and

•
the merger of Great Western Bancorporation, Inc. with and into Great Western Bancorp, Inc., with Great Western Bancorp, Inc. continuing as the surviving corporation and succeeding to all the assets, liabilities and business of Great Western Bancorporation, Inc.

As a result of these transactions, Great Western Bancorp, Inc. succeeded to the business of Great Western Bancorporation, Inc. The Formation Transactions did not result in a change in our business or our management team, however. Following the completion of the Formation Transactions, and in connection with the completion of our initial public offering, we entered into the Stockholder Agreement, the Transitional Services Agreement and the Registration Rights Agreement with NAB, as our controlling stockholder.
Economic Conditions
Our loan portfolio can be affected in several ways by changes in economic conditions in our local markets and across the country. For example, declining local economic prospects can reduce borrowers’ willingness to take out new loans or our expectations of their ability to repay existing loans, while declining national conditions can limit the markets for our commercial and agribusiness borrowers’ products. Conversely, rising consumer and business confidence can increase demand for loans to fund consumption and investments, which can lead to opportunities for us to grant new loans and further develop our banking relationships with our customers. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, inflation and price levels (particularly for agricultural commodities), monetary policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Because commercial non-real estate and owner-occupied CRE borrowers are particularly exposed to external economic conditions such as consumer sentiment, repayment of commercial non-real estate loans and owner-occupied CRE loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. These loans totaled approximately $2.72 billion, or 40%, of our loan portfolio as of September 30, 2014. In addition, agricultural loans, which comprised 25% of our loan portfolio as of September 30, 2014, depend on the health of the agricultural industry broadly and in the location of the borrower in particular and on commodity prices. Overall, our markets continue to experience moderate economic growth, although leading indicators point to some softening. Farm income has seen recent declines as a result of lower crop prices and some drought conditions. The United States Department of Agriculture expects farm income to fall in 2014 but remain relatively high by historical standards. In line with the downturn in farm income, farmland prices are coming under pressure. Declines in economic conditions in our local markets, or in farm incomes or farmland prices, could negatively impact our financial results.
See “Item 1A. Risk Factors—Risks Related to Our Business—Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in our states in particular.”
Interest Rates
Net interest income is our largest source of income and is the difference between the interest income we receive from interest-earning assets (e.g., loans and investment securities) and the interest expense we pay on interest-bearing liabilities (e.g., deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities. Interest rates can be volatile and are highly sensitive to many factors beyond our control, such as economic conditions, the policies of various governmental and regulatory agencies and, in particular, the monetary policy of the FOMC.
The cost of our deposits and short-term borrowings is largely based on short-term interest rates, the level of which is driven primarily by the Federal Reserve’s actions. However, the yields generated by our loans and securities are typically driven by longer-term interest rates, which are dictated by the market or, at times, the Federal Reserve’s actions, and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates, the changing mix in our funding sources and the pace at which such movements occur. In 2013 and 2014, short-term and long-term interest rates were very low by historical standards, with many benchmark rates, such as the federal funds rate and one- and three-month LIBOR, near zero. Further declines in the yield curve or a decline in longer-term yields relative to short-term yields (a flatter yield curve) would have an adverse impact on our net interest margin and net interest income. Increases in the yield curve or an increase in longer-term yields relative to short-term yields (a steeper yield curve) would have a positive impact on our net interest margin and net interest income.
See “Item 1A. Risk Factors—Risks Related to Our Business—We are subject to interest rate risk” and “Quantitative and Qualitative Disclosures About Market Risk.”
Asset Quality and Loss-Sharing Arrangements
Our asset quality remained strong during fiscal year 2014 with continued declines in total nonperforming loans, net charge-offs and allowance for loan losses. These declines helped drive reductions in our provision for loan losses. We continue to run off assets from our acquisition of TierOne Bank that are not part of our core lending business, including non-owner-occupied CRE loans and construction and development loans, particularly those outside our footprint. At September 30, 2014, we had approximately $257.4 million of loans acquired as part of the TierOne Bank acquisition, representing 4% of our overall loan portfolio. The majority of our loans acquired from TierOne Bank are subject to loss-sharing arrangements with the FDIC where we are indemnified by the FDIC for 80% of our losses associated with any covered loans. Our ability to seek indemnification under the commercial loss-sharing arrangement, which covered $110 million in loans at September 30, 2014, terminates in June of 2015, and the single-family loss-sharing arrangement, which covered $124 million in loans at September 30, 2014, terminates in June of 2020. The amount of reimbursement we receive as a result of these indemnity payments, and the amount of income derived from the underlying loans, has decreased over time as the volume of covered loans we continue to hold declines. To date, we have not had any indemnity claims arising from the FDIC loss-sharing arrangements rejected by the FDIC. Future indemnity claims may be denied if we fail to comply with the requirements of our loss-sharing arrangements with the FDIC, which could result in additional losses and charge-offs related to these loans. See “Item 1A. Risk Factors—Risks Related to Our FDIC-Assisted Acquisition of TierOne Bank—Our ability to obtain reimbursement under the loss-sharing agreements on covered assets depends on our compliance with the terms of the loss-sharing agreements.”
Banking Laws and Regulations
We are subject to extensive supervision and regulation under federal and state banking laws. See “Item 1. Business—Supervision and Regulation” and “Item 1A. Risk Factors—Risks Related to the Regulatory Oversight of Our Business.” Financial institutions have been subject to increased regulatory scrutiny in recent years as significant structural changes in the bank regulatory framework have been adopted in response to the recent financial crisis. In particular, federal bank regulators have increased regulatory expectations generally and with respect to consumer compliance, economic sanctions, anti-money laundering and Bank Secrecy Act requirements. As a result of these heightened expectations, we may incur additional costs associated with legal compliance that may affect our financial results in the future.
Payment of Interest on Demand Deposits. In addition, effective July 2011, the Dodd-Frank Act repealed the prohibition restricting depository institutions from paying interest on demand deposits, such as checking accounts. We have begun offering an interest-bearing corporate checking account, but interest rates on this product remain low due to current market conditions. Consequently, this change has not significantly affected our financial results. If interest rates on this product increase in the future, our business may be affected.
Basel III and Its Implementing Regulations. In July 2013, the federal bank regulators approved new regulations implementing the Basel III capital framework and various provisions of the Dodd-Frank Act. These regulations will become effective for us on January 1, 2015, subject to phase-in of various provisions. The most significant changes from the current risk-based capital guidelines applicable to us will be the revisions affecting the numerator in regulatory capital calculations and the increased risk weightings for higher-volatility CRE loans, for revolving lines of credit of less than one year in duration and for past-due and impaired loans. See “—Capital” for further information.
Interchange Fees. We are currently subject to the interchange fee cap adopted under the Durbin Amendment to the Dodd-Frank Act as a result of NAB’s ownership of us. Once NAB no longer controls us for bank regulatory purposes, we may be able to qualify for the small issuer exemption from the interchange fee cap depending on our total assets at the time. The small issuer exemption applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. In the event we qualify for the small issuer exemption, we will once again become subject to the interchange fee cap beginning July 1 following the time when our total assets reach or exceed $10 billion. Reliance on the small issuer exemption would not exempt us from federal regulations prohibiting network exclusivity arrangements or from routing restrictions, however, and those regulations have negatively affected the interchange income we have received from our debit card network.
Heightened Prudential Requirements. We and our bank both currently have less than $10 billion in total consolidated assets. Following the fourth consecutive quarter (and any applicable phase-in period) where we or our bank exceeds this threshold, as applicable, we or our bank, as applicable, will become subject to a number of additional requirements (such as annual stress testing requirements implemented pursuant to the Dodd-Frank Act and general oversight by the CFPB) that will impose additional compliance costs on our business. See “Item 1. Business—Supervision and Regulation—Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets.” While neither we nor our bank is currently subject to these requirements, we have begun analyzing these rules to ensure we are prepared to comply with the rules when and if they become applicable. For example, we have begun running periodic and selective stress tests on liquidity, interest rates and certain areas of our loan portfolio to prepare for compliance with FDIC stress testing requirements.
Competition
Our profitability and growth are affected by the highly competitive nature of the financial services industry. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies and other financial institutions operating within the areas we serve, particularly nationwide and regional banks and larger community banks that target the same customers we do. We also face competition for agribusiness loans from participants in the nationwide Farm Credit System and global banks. Recently, we have seen increased competitive pressures on loan rates and terms for high-quality credits, driven in part by the prolonged low-interest rate environment. Continued loan pricing pressure may continue to affect our financial results in the future. See “Item 1A. Risk Factors—Risks Related to Our Business—We operate in a highly competitive industry and market area.”
Operational Efficiency
We believe that our focus on operational efficiency is critical to our profitability and future growth, and our management has adopted numerous processes to improve our level of operational efficiency. In contrast to some competitor banks, our business offers a focused range of profitable products. In addition, instead of using multiple information technology solutions, we have increased the efficiency of our operations by using a single integrated third party core processing system across all of our locations. We continue to optimize our branch network and have commenced reviews of additional internal processes and our vendor relationships, with a view to identifying opportunities to further improve efficiency and enhance earnings. We are also continuing our efforts to shift our deposit base to lower-cost customer deposits, a strategic initiative that has been primarily responsible for driving our cost of deposit funding down since September 30, 2012. To foster a culture of operational efficiency, we have implemented the management principles of Kaizen & Lean across all of our front-office and back-office operations. We feel that appropriate use of these management principles both encourages efficiency and contributes to the efficient integration of acquired businesses.
We incurred additional one-time and recurring expenses to support our operations as a standalone public company following the completion of our initial public offering in October 2014, including expenses related to compliance with applicable legal and financial reporting standards and expansion of our investor relations and corporate communications functions. Many of these expenses are not reflected in our results of operations for fiscal year 2014 and will adversely affect our future financial results. See “Item 1A. Risk Factors—Risks Related to Our Business—Fulfilling our public company financial reporting and other regulatory obligations will be expensive and time consuming and may strain our resources.”

Goodwill and Amortization of Other Intangibles
Since 2006, we have completed eight acquisitions. We accounted for these transactions using the acquisition method of accounting, under which the acquired company’s net assets are recorded at fair value at the date of acquisition and the difference between the purchase price and fair value of the net assets acquired is recorded as goodwill, if positive, and as bargain purchase gain, if negative. At September 30, 2014, we had $697.8 million of goodwill, the majority of which relates to the acquisition of us by NAB in 2008 and was pushed down to our balance sheet, with the balance relating to subsequent acquisitions completed by us.
Under relevant accounting guidance, we are required to review goodwill for impairment annually, or more frequently if events or circumstances indicate that the fair value of our business may be less than its carrying value. The valuation of goodwill is dependent on forward-looking expectations related to nationwide and local economic conditions and our associated financial performance. A significant decline in our expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates or a significant or sustained decline in the price of our common stock, may necessitate taking charges in the future related to the impairment of our intangible assets. Our recognition of any such impairment could adversely affect our future financial results. See “Item 1A. Risk Factors—Risks Related to Our Business—The value of our goodwill and other intangible assets may decline in the future.”
As a result of these acquisitions, including the acquisition of us by NAB in 2008, we also have recorded intangible assets related to core deposits, brand intangibles, customer relationships and other intangibles. Each of these intangible assets is amortized as noninterest expense according to a specified schedule. The most significant component of these intangibles relates to our core deposits, of which $13.8 million was amortized as noninterest expense during fiscal year 2014. Total scheduled amortization for all intangible assets includes approximately $7 million for fiscal year 2015, approximately $3 million for fiscal year 2016 and immaterial amounts for fiscal years 2017 through 2023. For additional information on these intangible assets and their respective amortization schedules, see “Note 1. Nature of Operations and Summary of Significant Accounting Policies—Core Deposits and Other Intangibles” and “Note 12. Core Deposits and Other Intangibles” contained in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Loans and Interest Rate Swaps Accounted for at Fair Value
In the normal course of business, we enter into fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) with certain of our business and agribusiness banking customers to assist them in facilitating their risk management strategies. We mitigate our interest rate risk associated with these loans by entering into equal and offsetting fixed-to-floating interest rate swap agreements for these loans with NAB London Branch. We have elected to account for the loans at fair value under Accounting Standards Codification, or ASC, 825 Fair Value Option. Changes in the fair value of these loans are recorded in earnings as a component of interest income in the relevant period. We also record an adjustment for credit risk in interest income based on our loss history for similar loans, adjusted for our assessment of existing market conditions for the specific portfolio of loans. If a specific relationship becomes impaired, we measure the estimated credit loss and record that amount through the credit risk adjustment.
The related interest rate swaps are recognized as either assets or liabilities in our financial statements and any gains or losses on these swaps are recorded in earnings as a component of noninterest expense. The hedges are fully effective from an interest rate risk perspective, as gains and losses on our swaps are directly offset by changes in fair value of the hedged loans (i.e., swap interest rate risk adjustments are directly offset by associated loan interest rate risk adjustments). Consequently, any changes in interest income associated with changes in fair value resulting from interest rate movement, as opposed to changes in credit quality, on the loans are directly offset by equal and opposite charges to, or reductions in, noninterest expense for the related interest rate swap. To ensure the correlation of movements in fair value between the interest rate swap and the related loan, we pass on all economic costs associated with our hedging activity resulting from loan customer prepayments (partial or full) to the borrower. For additional information about the treatment of interest rate swaps and related loans in our financial statements, see “Note 22. Fair Value of Financial Instruments and Interest Rate Risk” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations—Fiscal Years Ended September 30, 2014, 2013 and 2012

Overview
The following table highlights certain key financial and performance information at and for the years ended September 30, 2014, 2013 and 2012:

	At and for the fiscal year ended September 30,
	2014	2013	2012
	(dollars in thousands)
Operating Data:
Interest and dividend income	$346,125	$294,257	$344,304
Interest expense	32,052	39,161	50,971
Noninterest income	58,054	74,904	82,153
Noninterest expense	212,144	168,285	228,188
Provision for loan losses	684	11,574	30,145
Net income	104,952	96,243	72,995
Cash net income(1)	117,923	112,289	89,397

Performance Ratios:
Net interest margin	3.88%	3.24%	3.98%
Adjusted net interest margin(1)	3.73%	3.76%	3.72%
Return on average total assets	1.14%	1.07%	0.85%
Return on average tangible common equity(1)	16.6%	17.5%	15.0%
Adjusted efficiency ratio(1)	50.4%	50.6%	52.8%

Balance Sheet and Other Information:
Total assets	$9,371,429	$9,134,258	$9,008,252
Loans(2)	6,787,467	6,362,673	6,138,574
Allowance for loan losses	47,518	55,864	71,878
Deposits	7,052,180	6,948,208	6,884,515
Stockholder’s equity	1,421,090	1,417,214	1,388,563
Tangible common equity(1)	709,054	688,963	641,011
Tier 1 capital ratio	11.8%	12.4%	11.9%
Total capital ratio	12.9%	13.8%	13.7%
Tier 1 leverage ratio	9.1%	9.2%	8.3%
Tangible common equity / tangible assets(1)	8.2%	8.2%	7.8%
Nonperforming loans / total loans	1.16%	2.03%	2.76%
Net charge-offs / average total loans	0.14%	0.44%	0.54%
Allowance for loan losses / total loans	0.70%	0.88%	1.17%

(1)
This is a non-GAAP financial measure. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see “Item 6. Selected Financial Data.”

(2)	Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.

Our total assets were $9.37 billion at September 30, 2014, compared with $9.13 billion at September 30, 2013 and $9.01 billion at September 30, 2012. The increase in total assets in each year was principally attributable to organic loan growth, partially offset by reductions in the investment portfolio. At September 30, 2014, loans as shown above were $6.79 billion, an increase of $424.8 million, or 7%, from $6.36 billion at September 30, 2013 and an increase of $648.9 million compared to September 30, 2012. This growth was primarily driven by targeted growth in agricultural and commercial lending. In our most recent fiscal year, total deposits grew 1% to $7.05 billion from September 30, 2013 to September 30, 2014.
For the fiscal year ended September 30, 2014:

•
net income was $105.0 million, an increase of $8.7 million, or 9%, compared with fiscal year 2013, and cash net income was $117.9 million, an increase of 5% compared to fiscal year 2013, in each case due in large part to continued improvement in the overall credit quality of our lending portfolio, leading to lower net charge-offs compared to fiscal year 2013 and a $10.9 million pre-tax reduction in provision for loan losses;

•
net interest margin was 3.88%, an increase of 64 basis points compared with fiscal year 2013, however, our adjusted net interest margin decreased 3 basis points to 3.73% compared with fiscal year 2013. The increase in our net interest margin was primarily attributable to changes in fair value associated with certain of our long-term loans measured at fair value where we have entered into interest rate swaps, while the decrease in our adjusted net interest margin was primarily due to yield pressures driven by a prolonged low-rate environment driving interest income on loans and investments downward, partially offset by a reduction in interest expense from our strategic efforts undertaken to transition the composition of our deposit portfolio away from higher-cost term deposits toward more cost-effective transaction accounts;

•
net interest income was $314.1 million, an increase of $59.0 million, or 23%, compared with fiscal year 2013, and our adjusted net interest income was $302.2 million, a 2% increase compared with fiscal year 2013. The increase in our adjusted net interest income is primarily due to 3% growth in average interest-earning assets, which slightly outpaced growth in interest-bearing liabilities. The increase in our net interest income was primarily attributable to changes in fair value associated with certain of our long- term loans measured at fair value where we have entered into interest rate swaps;

•
provision for loan losses was $0.7 million, a decrease of $10.9 million, or 94%, compared with fiscal year 2013. The decrease was driven by continued improvement in our incurred loss history and reductions in impaired loans requiring specific reserves for loan losses;

•
noninterest income was $58.1 million, a decrease of $16.9 million, or 22%, compared with fiscal year 2013, due in large part to an $8.2 million decrease in gains on sales of originated home mortgage loans and a $5.5 million reduction in other noninterest income, which was largely driven by lower incentive payments received from vendors;

•
noninterest expense was $212.1 million, an increase of $43.9 million, or 26%, compared with fiscal year 2013, and our adjusted noninterest expense decreased 3% compared with fiscal year 2013. The increase in noninterest expense was driven by changes in fair value associated with certain of our interest rate swaps used to manage interest rate risk associated with some of our long-term loans measured at fair value, while the decrease in our adjusted noninterest expense was driven by our focus on right-sizing our branch footprint, continued devotion of resources to process improvement initiatives across the organization and a reduction in total salary and employee benefit costs; and

•
return on average total assets increased 7 basis points, from 1.07% for fiscal year 2013 to 1.14% for fiscal year 2014, while return on average tangible common equity declined from 17.5% to 16.6% over the same period, driven by higher average equity balances.

Our cash net income, adjusted net interest margin, adjusted net interest income, adjusted noninterest expense and return on average tangible common equity discussed above are all non-GAAP financial measures. For more information on these financial measures, including a reconciliation to the most directly comparable GAAP financial measures, see “Item 6. Selected Financial Data.”

Net Interest Income
The following table presents net interest income, net interest margin and adjusted net interest margin for fiscal years 2014, 2013 and 2012:

	Fiscal year ended September 30,
	2014	2013	2012
	(dollars in thousands)
Net interest income:
Total interest and dividend income	$346,125	$294,257	$344,304
Less: Total interest expense	32,052	39,161	50,971
Net interest income	314,073	255,096	293,333
Less: Provision for loan losses	684	11,574	30,145
Net interest income after provision for loan losses	$313,389	$243,522	$263,188

Net interest margin and adjusted net interest margin:
Average interest-earning assets	8,093,861	7,862,860	7,367,085
Average interest-bearing liabilities	7,752,325	7,560,749	7,149,294
Net interest margin	3.88%	3.24%	3.98%
Adjusted net interest margin(1)	3.73%	3.76%	3.72%

(1)
This is a non-GAAP financial measure. For more information on this financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see “Item 6. Selected Financial Data.”

Net interest income was $314.1 million in fiscal year 2014, compared to $255.1 million in fiscal year 2013 and $293.3 million in fiscal year 2012. Net of the impact of the change in fair value on fixed-rate loans measured at fair value where we have entered into matching interest rate swaps, our adjusted net interest income increased to $302.2 million in fiscal year 2014 from $295.4 million in fiscal year 2013 and $274.0 million in fiscal year 2012, increases of 2% and 10%, respectively. Our average interest-earning assets grew slightly faster than our average interest-bearing liabilities during fiscal year 2014. In fiscal year 2014, the average yield on interest-earning assets increased 54 basis points to 4.28% while the average rate on interest-bearing liabilities decreased 11 basis points to 0.41%. Net interest margin was 3.88% in fiscal year 2014, compared with 3.24% in fiscal year 2013. Adjusted net interest margin remained consistent over the period at 3.73% for fiscal year 2014, 3.76% for fiscal year 2013 and 3.72% for fiscal year 2012. For more information on our adjusted net interest margin and adjusted net interest income, including a reconciliation of each to the most directly comparable GAAP financial measure, see “Item 6. Selected Financial Data.”
The following table presents the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for each of the last three fiscal years. Loans on nonaccrual status (excluding those loans covered by an FDIC loss-sharing arrangement), totaling $43.9 million at September 30, 2014, $81.5 million at September 30, 2013 and $93.8 million at September 30, 2012 are included in the average balances below. Any interest that had accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $436.2 million at September 30, 2014, $340.2 million at September 30, 2013 and $273.9 million at September 30, 2012, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. Interest income earned on these assets is presented below at contractual rate, as opposed to a tax equivalent yield concept, with any tax benefit realized presented in the provision for income taxes and reflected in the effective tax rate for the period. Loans acquired with deteriorated credit quality represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Loans other than loans acquired with deteriorated credit quality represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	Fiscal year ended September 30,
	2014			2013			2012
	Average Balance	Interest	Yields/Rates	Average Balance	Interest	Yields/Rates	Average Balance	Interest	Yields/Rates
Assets:
Cash and due from banks	$167,982	$455	0.27%	$132,517	$336	0.25%	$141,722	$331	0.23%
Investment securities	1,419,354	27,411	1.93%	1,575,343	29,588	1.88%	1,746,789	33,791	1.93%
Loans, other than acquired with deteriorated credit quality, net(1)	6,311,857	312,424	4.95%	5,876,116	249,527	4.25%	5,093,013	291,692	5.73%
Loans acquired with deteriorated credit quality, net	194,668	5,835	3.00%	278,884	14,806	5.31%	385,561	18,490	4.80%
Loans, net	6,506,525	318,259	4.89%	6,155,000	264,333	4.29%	5,478,574	310,182	5.66%
Total interest-earning assets	8,093,861	346,125	4.28%	7,862,860	294,257	3.74%	7,367,085	344,304	4.67%
Other noninterest-earning assets	1,149,957			1,158,231			1,210,866
Total Assets	$9,243,818	$346,125	3.74%	$9,021,091	$294,257	3.26%	$8,577,951	$344,304	4.01%
Liabilities and Equity:
Non-interest demand deposits	$1,242,097			$1,159,581			$973,551
NOW, MMDA and savings deposits	3,952,765	$9,329	0.24%	3,296,745	$6,921	0.21%	2,748,001	$6,967	0.25%
CDs	1,909,269	16,435	0.86%	2,447,553	26,196	1.07%	2,799,666	37,449	1.34%
Total deposits	7,104,131	25,764	0.36%	6,903,879	33,117	0.48%	6,521,218	44,416	0.68%
Securities sold under agreements to repurchase	193,901	600	0.31%	230,516	644	0.28%	226,955	1,014	0.45%
FHLB advances and other borrowings	356,915	3,452	0.97%	328,976	3,103	0.94%	303,743	3,098	1.02%
Related party notes payable	41,295	921	2.23%	41,295	950	2.30%	41,295	1,007	2.44%
Subordinated debentures and other	56,083	1,315	2.34%	56,083	1,347	2.40%	56,083	1,436	2.56%
Total borrowings	648,194	6,288	0.97%	656,870	6,044	0.92%	628,076	6,555	1.04%
Total interest-bearing liabilities	7,752,325	32,052	0.41%	7,560,749	39,161	0.52%	7,149,294	50,971	0.71%
Noninterest-bearing other liabilities	60,721			80,047			76,587
Equity	1,430,772			1,380,295			1,352,070
Total Liabilities and Equity	$9,243,818			$9,021,091			$8,577,951
Net interest spread			3.33%			2.74%			3.30%
Net interest income and net interest margin		$314,073	3.88%		$255,096	3.24%		$293,333	3.98%
Adjusted net interest income and adjusted net interest margin(2)		$302,151	3.73%		$295,401	3.76%		$273,964	3.72%
Adjusted interest income and adjusted yield on Loans, other than acquired with deteriorated credit quality, net (2)		$300,502	4.76%		$289,832	4.93%		$272,323	5.35%
_______________________________________________________________________________________________________________________________________

(1)
Interest income includes $11.9 million, ($40.3) million and $19.4 million for fiscal years 2014, 2013 and 2012, respectively, resulting from changes in fair value of certain of our fixed-rate loans where we have entered into matching fixed-to-floating interest rate swaps, and $1.8 million, $1.1 million and $6.3 million for fiscal years 2014, 2013 and 2012 , respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

(2)
These are non-GAAP financial measures. For more information on these financial measures, including a reconciliation to the most directly comparable GAAP financial measures, see “Item 6. Selected Financial Data.”

Interest and Dividend Income

The following table presents interest and dividend income for fiscal years 2014, 2013 and 2012:

	Fiscal year ended September 30,
	2014	2013	2012
	(dollars in thousands)
Interest and dividend income:
Loans	$318,259	$264,333	$310,182
Taxable securities	26,363	28,552	32,581
Nontaxable securities	80	127	180
Dividends on securities	968	909	1,030
Federal funds sold and other	455	336	331
Total interest and dividend income	$346,125	$294,257	$344,304

Total interest and dividend income consists primarily of interest income on loans and interest and dividend income on our investment portfolio. Total interest and dividend income was $346.1 million for fiscal year 2014, compared to $294.3 million for fiscal year 2013 and $344.3 million for fiscal year 2012. Significant components of interest and dividend income are described in further detail below.
Loans. Interest income on all loans increased to $318.3 million in fiscal year 2014 from $264.3 million in fiscal year 2013, an increase of 20% during fiscal year 2014. In particular, interest income on our loans, other than loans acquired with deteriorated credit quality, increased $62.9 million, or 25%, to $312.4 million for fiscal year 2014 from $249.5 million for fiscal year 2013. The most significant driver of the increase in interest income on loans was a $52.2 million difference in the net fair value change due to movements in interest rates on fixed-rate loans measured at fair value where we had entered into matching interest rate swaps. Adjusted for the impact related to the net increase in fair value of these loans involving matching fixed-to-floating interest rate swaps, our interest income on loans, other than loans acquired with deteriorated credit quality, increased $10.7 million, or 4%, primarily as a result of growth in this portion of our loan portfolio. Interest income on loans acquired with deteriorated credit quality decreased $9.0 million, or 61%, to $5.8 million for fiscal year 2014 from $14.8 million for fiscal year 2013, primarily as a result of continued runoff in this portion of our loan portfolio and acceleration of amortization of the FDIC indemnification assets for those loans covered by FDIC loss-sharing arrangements as the overall cash flow expectations related to that portion of the portfolio continue to improve.
Interest income on all loans decreased to $264.3 million in fiscal year 2013 from $310.2 million in fiscal year 2012, a decrease of 15% during fiscal year 2013. In particular, interest income on our loans, other than loans acquired with deteriorated credit quality, decreased $42.2 million, or 14%, to $249.5 million for fiscal year 2013 from $291.7 million for fiscal year 2012. The most significant driver of the decrease in interest income on loans was a $59.7 million difference in the net fair value change due to movements in interest rates on fixed-rate loans measured at fair value where we had entered into matching interest rate swaps. Adjusted for the impact related to the net increase in fair value of these loans involving matching fixed-to-floating interest rate swaps, our interest income on loans, other than loans acquired with deteriorated credit quality, increased $17.5 million, or 6%, primarily as a result of growth in this portion of our loan portfolio. Interest income on loans acquired with deteriorated credit quality decreased $3.7 million, or 20%, to $14.8 million for fiscal year 2013 from $18.5 million for fiscal year 2012, primarily as a result of continued runoff in this portion of our loan portfolio.
Our yield on loans is affected by market rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, movement in the fair value of long-term fixed-rate loans accounted for under ASC 825 Fair Value Option, and the level of nonaccrual loans. The average yield on loans, other than loans acquired with deteriorated credit quality, was 4.95% for fiscal year 2014, an increase of 70 basis points compared to 4.25% for fiscal year 2013, which represented a decrease of 148 basis points from 5.73% for fiscal year 2012. Adjusted for the impact related to the fair value of certain of our fixed-rate loans where we have entered into matching fixed-to-floating interest rate swaps, the average yield on our loans, other than loans acquired with deteriorated credit quality, for fiscal year 2014 was 4.76%, a decrease of 17 basis points compared to 4.93% in fiscal year 2013, which in turn was a decrease of 42 basis points from 5.35% for fiscal year 2012. These decreases are attributable to the competitive interest rate environment for high quality commercial and agricultural credits across our footprint and a prolonged rate cycle with short-term rates at or near zero. The average yield on loans acquired with deteriorated credit quality was 3.00% for fiscal year 2014, compared to 5.31% for fiscal year 2013and 4.80% for fiscal year 2012. The yield on this portion of the portfolio is heavily impacted by the amortization rates for the related FDIC indemnification assets, which we pass through interest income. These rates have generally been accelerated over the course of fiscal year 2014, leading to lower net interest income and lower yield for the portfolio.
Average net loan balances for fiscal year 2014 were $6.51 billion, an increase of $351.5 million, or 6% compared to $6.16 billion for fiscal year 2013, which in turn was an increase of $676.4 million, or 12%, compared to $5.48 billion for fiscal year 2012. Growth in our loan portfolio is attributable to organic growth, primarily in commercial non-real estate, agriculture, and targeted commercial real estate lending in fiscal year 2014 and, in fiscal year 2013, to our acquisition of North Central Bancshares, Inc. in June 2012, which contributed approximately $311.6 million of outstanding loan balances, as well as organic growth through the year, primarily in our agriculture and commercial non-real estate loan categories.
Loan-related fee income of $8 million is included in interest income for fiscal year 2014 compared to $9 million for fiscal year 2013 and $8 million for fiscal year 2012. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $14.6 million, $14.8 million and $21.7 million for fiscal years 2014, 2013 and 2012, respectively, is included as a reduction to interest income.
Investment Portfolio. Interest and dividend income on investments includes income earned on investment securities and FHLB stock. In fiscal year 2014, our investment portfolio decreased from $1.48 billion as of September 30, 2013 to $1.34 billion as of September 30, 2014, a decrease of 9%, driven primarily by the fact that our loans grew faster than our deposits, and certain holdings were liquidated or not reinvested upon maturity to fund loan growth. Concurrently, the composition of the portfolio changed from substantially all residential agency mortgage-backed securities in periods prior to September 30, 2013 to include holdings in U.S. Treasury securities, which comprised 17% of the portfolio as of September 30, 2014. We elected to invest in these securities primarily for interest rate risk management reasons. Interest and dividend income on investments decreased from $29.6 million in fiscal year 2013 to $27.4 million in fiscal year 2014, a decrease of 7%, driven entirely by the decrease in average balance of the portfolio, as overall yields increased 5 basis points year-over-year from 1.88% in fiscal year 2013 to 1.93% in fiscal year 2014.
In fiscal year 2013, our investment portfolio consisted primarily of mortgage-backed securities, substantially all of which were residential agency mortgage-backed securities. Interest and dividend income on investments decreased to $29.6 million in fiscal year 2013, from $33.8 million in fiscal year 2012, a decrease of 12%. The average balance in our investment portfolio was $1.58 billion in fiscal year 2013 and $1.75 billion in fiscal year 2012, a decrease of 10%, while the average yield decreased from 1.93% to 1.88%, a decrease of 5 basis points. The volume decrease is due to overall balance sheet composition, as the loan portfolio grew faster than the deposit portfolio, with the investment portfolio decreased to balance liquidity and funding requirements. Due to the rate environment and specific securities available in the market, funds from maturing securities and new funds available for investment in fiscal year 2012 and the first half of fiscal year 2013 were invested in purchases of new holdings of investment securities that generated much lower yields than the previous return levels in the portfolio, leading to lower total income and lower weighted yields.
The weighted average life of the portfolio was 3.1 years, 3.9 years and 2.6 years at September 30, 2014, 2013 and 2012, respectively. Average investments in fiscal years 2014, 2013 and 2012 were 18%, 20% and 24%, respectively, of total average interest-earning assets. The carrying value of investment securities and FHLB stock was $1.38 billion, $1.51 billion and $1.61 billion, respectively as of the end of the last three fiscal years.

Interest Expense
The following table presents interest expense for fiscal years 2014, 2013 and 2012:

	Fiscal year ended September 30,
	2014	2013	2012
	(dollars in thousands)
Interest expense:
Deposits	$25,764	$33,117	$44,416
Securities sold under agreements to repurchase	600	644	1,014
FHLB advances and other borrowings	3,452	3,103	3,098
Related party notes payable	921	950	1,007
Subordinated debentures and other	1,315	1,347	1,436
Total interest expense	$32,052	$39,161	$50,971

Total interest expense consists primarily of interest expense on five components: deposits, securities sold under agreements to repurchase, FHLB advances and other borrowings, related party notes payable and our outstanding subordinated debentures. Total interest expense decreased to $32.1 million in fiscal year 2014, from $39.2 million in fiscal year 2013, a decrease of $7.1 million, or 18%. Total interest expense decreased to $39.2 million in fiscal year 2013, from $51.0 million in fiscal year 2012, a decrease of $11.8 million, or 23%. Average interest-bearing liabilities increased to $7.75 billion in fiscal year 2014 from $7.56 billion in fiscal year 2013 and $7.15 billion in fiscal year 2012, increases of $0.19 billion, or 3%, and $0.41 billion, or 6%, respectively. The average cost of total interest-bearing liabilities decreased to 0.41% in fiscal year 2014, compared to 0.52% in fiscal year 2013 and 0.71% in fiscal year 2012. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of checking accounts, MMDAs, NOW accounts, savings accounts and CDs, was $25.8 million in fiscal year 2014 compared with $33.1 million in fiscal year 2013, a decrease of $7.4 million, or 22%. Interest expense on deposits was $33.1 million in fiscal year 2013 compared with $44.4 million in fiscal year 2012, a decrease of $11.3 million, or 25%. Average deposit balances were $7.10 billion in fiscal year 2014, compared with $6.90 billion in fiscal year 2013 and $6.52 billion for fiscal year 2012. Our average deposits increased 3% during fiscal year 2014, and the average rate paid on deposits decreased 12 basis points to 0.36% during fiscal year 2014. At September 30, 2014, our total deposits were $7.05 billion, an increase of 1% compared to September 30, 2013.
Average non-interest-bearing demand account balances comprised 17% of average total deposits for fiscal year 2014 and fiscal year 2013, compared with 15% for fiscal year 2012. Total average other liquid accounts, consisting of money market and savings accounts, continued to increase in fiscal year 2014 to 56% of total average deposits, compared to 48% of total average deposits for fiscal year 2013 and 42% in fiscal year 2012, while CD accounts decreased in fiscal year 2014 to 27% of total average deposits from 35% in fiscal year 2013 and 43% in fiscal year 2012. This shift in our deposit composition accounted for much of the improvement in the cost of our deposit funding among these three periods.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $3.5 million for fiscal year 2014, compared to $3.1 million for both fiscal year 2013 and fiscal year 2012, reflecting weighted average cost of 0.97%, 0.94% and 1.02%, respectively. Our average balance for FHLB advances and other borrowings increased to $356.9 million in fiscal year 2014 from $329.0 million in fiscal year 2013 and $303.7 million in fiscal year 2012, an increase of 8% in each period. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 5% for fiscal year 2014 and 4% for both fiscal year 2013 and fiscal year 2012. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. Our total outstanding FHLB advances were $575.0 million at September 30, 2014, compared with $390.5 million at September 30, 2013 and $305.5 million at September 30, 2012. The weighted average contractual rate paid on our FHLB advances was 0.62% at September 30, 2014, 1.05% at September 30, 2013 and 1.04% at September 30, 2012, with the significant decrease in fiscal year 2014 reflecting lower rates offered on long-term variable rate advances taken during the second half of the year. The average tenor of our FHLB advances was 56 months, 25 months and 10 months at September 30, 2014, 2013 and 2012, respectively. The amount of other borrowings and related interest expense are immaterial in each of fiscal years 2014, 2013 and 2012.

We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At September 30, 2014, we had pledged $2.1 billion of loans to the FHLB, against which we had borrowed $575.0 million.
Subordinated Debentures and Other. Interest expense on our outstanding subordinated debentures was $1.3 million for fiscal years 2014 and 2013 and $1.4 million for fiscal year 2012. At September 30, 2014, September 30, 2013 and September 30, 2012, the weighted average contractual rate on outstanding subordinated notes was 2.29%, 2.31% and 2.45%, respectively.
Securities Sold Under Agreements to Repurchase; Related Party Notes Payable. Securities sold under agreements to repurchase represent retail repurchase agreements with customers and, together, with our related party notes payable, represent a small portion of our overall funding profile. The interest expense associated with these two classes of liabilities remained largely consistent through the periods disclosed.
Rate and Volume Variances
Net interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets and average interest-bearing liabilities. Rate changes result from increases or decreases in the yields earned on assets or the rates paid on liabilities.
The following table presents for each of the last two fiscal years a summary of the changes in interest income and interest expense resulting from changes in the volume of average asset and liability balances and changes in the average yields or rates compared with the preceding fiscal year. If significant, the change in interest income or interest expense due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance. The table illustrates a trend of continued balance sheet growth over the last two fiscal years, while margins remain under pressure, particularly on the asset side of the balance sheet, nearly despite improvements in our overall cost of deposits. The rate impact related to loans in each period is exacerbated by the impact of the change in fair value of fixed-rate loans where we have entered into matching interest rate swaps; absent this change, we experienced continued pressure on loan pricing as a result of strong competition in the markets where we operate and the prolonged low-interest rate environment. The table also illustrates the favorable impact to rate and volume attributes of strategic efforts undertaken in fiscal years 2014 and 2013 to shift the balance of our deposit portfolio away from CDs toward more cost-effective NOW accounts, MMDAs and savings accounts and to more closely monitor deposit pricing and exceptions to rates set internally for specific deposit products.

	2014 vs. 2013			2013 vs. 2012
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and due from banks	$95	$24	$119	$(16)	$21	$5
Investment securities	(3,046)	869	(2,177)	(3,242)	(961)	(4,203)
Loans, other than acquired with deteriorated credit quality	19,452	43,445	62,897	61,865	(104,030)	(42,165)
Loans, acquired with deteriorated credit quality	(3,674)	(5,297)	(8,971)	(6,009)	2,325	(3,684)
Loans	15,778	38,148	53,926	55,856	(101,705)	(45,849)
Total increase (decrease)	12,827	39,041	51,868	52,598	(102,645)	(50,047)
Increase (decrease) in interest expense:
NOW, MMDA & savings deposits	1,482	926	2,408	(330)	284	(46)
CDs	(5,165)	(4,596)	(9,761)	(4,346)	(6,906)	(11,252)
Securities sold under agreements to repurchase	(136)	92	(44)	16	(386)	(370)
FHLB advances and other borrowings	269	80	349	56	(51)	5
Related party notes payable	—	(29)	(29)	—	(57)	(57)
Subordinated debentures and other	—	(32)	(32)	—	(90)	(90)
Total increase (decrease)	(3,550)	(3,559)	(7,109)	(4,604)	(7,206)	(11,810)
Increase (decrease) in net interest income	$16,377	$42,600	$58,977	$57,202	$(95,439)	$(38,237)
Provision for Loan Losses
We recognized a provision for loan losses of $0.7 million for fiscal year 2014 compared to a provision for loan losses of $11.6 million for fiscal year 2013, a reduction of $10.9 million, or 94%. A reduction in both the level of impaired loans requiring specific reserves and in our incurred loss history resulted in a $4.5 million provision for loan losses for fiscal year 2014 related to the portion of our loan portfolio that was not acquired with deteriorated credit quality or for which we have elected the fair value option, which represented a reduction of $9.2 million, or 67%, related to this portion of the portfolio compared to fiscal year 2013. We believe the reduction in provision for loan losses compared to the prior fiscal year, despite continued growth in this portion of the portfolio and the level of charge-offs that we recognized during fiscal year 2014, is representative of improvement in the overall credit quality of the portfolio. We also recorded a net improvement of $3.8 million during fiscal year 2014 associated with loans acquired with deteriorated credit quality. This compares to an improvement of $2.1 million related to this portion of the portfolio recorded in fiscal year 2013. All loans acquired with deteriorated credit quality for which we recognized an improvement in fiscal year 2014 are covered by FDIC loss-sharing arrangements. We recorded provision for loan losses of $1.7 million, included in the $4.5 million noted previously, related to loans covered by FDIC loss-sharing arrangements related to loans other than loans acquired with deteriorated credit quality during fiscal year 2014. The net change in the amount of provision for loan losses related to this portion of the portfolio was driven by improvements in the level of customer principal and interest cash flows that we received and expect to receive in future periods.
We recognized a provision for loan losses of $11.6 million for fiscal year 2013 compared to a provision for loan losses of $30.1 million for fiscal year 2012, a reduction of $18.5 million, or 62%. A reduction in both the level of impaired loans requiring specific reserves and in our incurred loss history resulted in a $13.7 million provision for loan losses for fiscal year 2013 related to the portion of our loan portfolio that was not acquired with deteriorated credit quality or for which we have elected the fair value option, which represented a reduction of $2.7 million, or 17%, related to this portion of the portfolio compared to fiscal year 2012. We also recorded a net improvement of $2.1 million during fiscal year 2013 associated with loans acquired with deteriorated credit quality. This compares to provision for loan losses of $13.8 million related to this portion of the portfolio recorded in fiscal year 2012, a reduction of $15.9 million. All loans acquired with deteriorated credit quality for which we recognized an improvement in fiscal year 2013 are covered by FDIC loss-sharing arrangements; we had no provision associated with our loans covered by FDIC loss-sharing arrangements other than loans acquired with deteriorated credit quality during fiscal year 2013. The change in the amount of provision for loan losses related to this portion of the portfolio was driven by improvements in the level of customer principal and interest cash flows that we received and expect to receive in future periods.

Noninterest Income
The following table presents noninterest income for fiscal years 2014, 2013 and 2012:

	Fiscal year ended September 30,
	2014	2013	2012
	(dollars in thousands)
Non-interest income:
Service charges and other fees	$40,204	$41,692	$38,937
Net gain on sale of loans	5,539	13,724	11,794
Casualty insurance commissions	1,073	1,426	1,383
Investment center income	2,417	3,137	1,847
Net gain on sale of securities	90	917	7,305
Trust department income	3,738	3,545	3,241
Gain on acquisition of business	—	—	3,950
Other	4,993	10,463	13,696
Total noninterest income	$58,054	$74,904	$82,153

Noninterest income was $58.1 million for fiscal year 2014, compared with $74.9 million for fiscal year 2013, a decrease of $16.8 million or 22%. The principal drivers of the decrease were an $8.2 million decrease in gains on home mortgage loans sold into the secondary market and a decrease in other noninterest income resulting from lower vendor incentive payments earned during the year.
Noninterest income was $74.9 million for fiscal year 2013, compared with $82.2 million for fiscal year 2012, a decrease of 9%. The principal drivers of the decrease were declines in gains on sales of investment securities and a $4.0 million bargain purchase gain recorded on the purchase of North Central Bancshares, Inc. in fiscal year 2012 that was not a recurring item. Significant components of noninterest income are described in further detail below.
Service Charges and Other Fees. Service charges and other fees are primarily fees charged to deposit customers, including OD/NSF fees, commercial deposit account analysis and other charges, and ATM interchange and foreign activity fees. Service charges and other fees decreased to $40.2 million in fiscal year 2014 from $41.7 million in fiscal year 2013, a decrease of 4%. The decrease was driven primarily by a $1.8 million decrease in net OD/NSF fees generated by consumer and business checking accounts. Although this portion of our deposit base continues to grow, we believe this decrease is driven by a shift toward more business accounts with higher average balances and fewer average OD/NSF occurrences.
Service charges and other fees increased to $41.7 million in fiscal year 2013 from $38.9 million in fiscal year 2012, an increase of 7%. The increase was primarily driven by higher ATM usage volumes, an increase in customer OD/NSF fees, and charges generated from the launch of a new fee-based consumer checking product offering.
Because of our ownership by NAB, we are subject to the limitations on permissible interchange fees contained in the Durbin Amendment to the Dodd-Frank Act, and the implementing regulations, which are reflected in the ATM interchange income we generated during fiscal years 2014, 2013 and 2012. We estimate that the annual impact of this limitation is approximately $6.0 million.
Net Gain on Sale of Loans. The net gain on the sale of $214.3 million in aggregate principal balance of loans was $5.5 million in fiscal year 2014. In comparison, the net gain on sale of loans was $13.7 million on loan sales of $450.0 million in fiscal year 2013 and $11.8 million on loan sales of $417.0 million in fiscal year 2012. Our average gain as a percentage of loans sold decreased approximately 50 basis points in fiscal year 2014 compared to fiscal year 2013 and approximately 30 basis points compared to 2012, as we reduced pricing to the end customer in order to defend market share. Our loan sale activity in all three fiscal years was primarily the sale of conforming residential mortgage loans to FNMA, other commercial banks and, to a lesser extent, various state-sponsored first-time homebuyer programs. Net gain on sales of loans fluctuates with the volume of loans sold, the type of loans sold and market conditions such as the current interest rate environment. The volume of loans that we sell depends upon conditions in the mortgage origination, loan securitization and secondary loan sale markets. Volumes were substantially lower in fiscal year 2014 compared to fiscal years 2013 and 2012 as the increased rates in the home mortgage market during the year substantially slowed refinance activity that had driven a significant portion of our revenues in the prior two fiscal years; this decrease was partially offset by a reduction in costs incurred in our mortgage business.
Investment Center Income. Investment center income consists of revenues from the investment advisory and wealth management services, other than trust services, we make available to our customers. Investment center income was $2.4 million in fiscal year 2014, compared to $3.1 million for fiscal year 2013 and $1.8 million for fiscal year 2012. The decrease in fiscal year 2014 was primarily driven by turnover of our investment staff and related customer attrition, whereas the increase in fiscal year 2013 was primarily the result of an increase in assets under management based on positive market conditions and trends.
Net Gain on Sale of Securities. Net gain on sale of securities represents the difference between gross sale proceeds and carrying value at amortized cost of investment securities sold during the period. We received total proceeds related to security sales of $542.8 million during fiscal year 2012, generating net gains of $7.3 million, compared to the $0.9 million of gains on the sale of securities on total proceeds of $72.4 million during fiscal year 2013 and $0.1 million of gains on the sale of securities on total proceeds of $47.2 million during fiscal year 2014. The decrease in each year is primarily attributable to lower volumes of security sales in each year relative to the prior year.
Other income. Other income includes rental income derived from leasing certain portions of bank-owned real estate, vendor incentive payments and other miscellaneous income items. Other income decreased to $5.0 million in fiscal year 2014 compared to $10.5 million in fiscal year 2013 and $13.7 million in fiscal year 2012, driven primarily by a decrease in the amount of vendor incentives earned.
Noninterest Expense
The following table presents noninterest expense for fiscal years 2014, 2013 and 2012:

	Fiscal year ended September 30,
	2014	2013	2012
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$95,105	$100,660	$97,689
Occupancy expenses, net	17,526	18,532	17,366
Data processing	19,548	18,980	15,270
Equipment expenses	4,350	4,518	5,438
Advertising	4,746	6,267	8,169
Communication expenses	4,510	4,609	4,826
Professional fees	12,233	12,547	13,049
Derivatives, net (gain) loss	11,922	(40,305)	19,369
Net gain from sale of repossessed property and other assets	(2,451)	(2,788)	(6,822)
Amortization of core deposits and other intangibles	16,215	19,290	19,646
Other	28,440	25,975	34,188
Total noninterest expense	$212,144	$168,285	$228,188

Our noninterest expense consists primarily of salaries and employee benefits, net occupancy expenses, data processing, professional fees, net gain or loss on derivatives and amortization of core deposits and other intangibles. Noninterest expense increased to $212.1 million in fiscal year 2014 from $168.3 million in fiscal year 2013, an increase of 26%. A substantial portion of the increase was driven by a $52.2 million change in derivatives, net (gain) loss, which is offset by a corresponding change in net interest income related to our fair value loans. Adjusted for this variance and amortization of intangible assets, our core adjusted noninterest expenses decreased 3% from $189.3 million in fiscal year 2013 to $184.0 million in fiscal year 2014. Our adjusted efficiency ratio was 50.4% for fiscal year 2014 and 50.6% for fiscal year 2013. The decline in our adjusted noninterest expenses was driven primarily by lower salaries and employee benefits and lower net occupancy expenses. For more information on our adjusted net interest expense and adjusted efficiency ratio, including a reconciliation of each to the most directly comparable GAAP financial measures, see “Item 6. Selected Financial Data.”
Noninterest expense decreased to $168.3 million in fiscal year 2013 from $228.2 million in fiscal year 2012, a decrease of 26%. A substantial portion of the decrease was driven by a $59.7 million change in derivatives, net (gain) loss, which is offset by a corresponding change in net interest income related to our fair value loans. Adjusted for this variance and amortization of intangible assets, our adjusted noninterest expenses increased marginally from $189.2 million in fiscal year 2012 to $189.3 million in fiscal year 2013. Our adjusted efficiency ratio was 50.6% for fiscal year 2013 and 52.8% for fiscal year 2012, a decrease of 4%. The remaining portion of the reduction in noninterest expense was driven primarily by decreases in costs related to OREO, including valuation declines and property maintenance and protection, and integration expenses. For more information on our adjusted net interest expense and adjusted efficiency ratio, including a reconciliation of each to the most directly comparable GAAP financial measures, see “Item 6. Selected Financial Data.” Significant components of noninterest expense are described in further detail below.
Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses were $95.1 million for fiscal year 2014, a 6% decrease from $100.7 million for fiscal year 2013. The decrease was primarily driven by steps we took to streamline our retail management structure and savings realized from a net closure of 21 branches over the last two fiscal years. Salaries and employee benefits were $100.7 million for fiscal year 2013, a 3% increase from $97.7 million for fiscal year 2012. The increase was driven primarily by the impact of a standard annual increase in wages and higher costs of employee benefits including health insurance, retirement plan contributions and other fringe benefits.
Occupancy Expenses. Occupancy costs were $17.5 million for fiscal year 2014, $18.5 million for fiscal year 2013 and $17.4 million for fiscal year 2012. Occupancy expenses relate to our branch network and administrative office locations throughout our footprint, including both owned and leased locations. The reduction in fiscal year 2014 was primarily driven by savings related to branch closures, whereas the increase in fiscal year 2013 was spread over all classes of expenses, including utilities, rent, insurance and real estate taxes.
Data Processing. These expenses include payments to vendors who provide software, data processing, and services on an outsourced basis, costs related to supporting and developing Internet-based activities, credit card rewards provided to our customers and depreciation of bank-owned hardware and software. Expenses for data processing were $19.5 million for fiscal year 2014, a 3% increase from $19.0 million for fiscal year 2013. The year-over-year increase was primarily driven by higher credit card rewards paid to customers due to increased purchase activity volumes. Expenses for data processing were $19.0 million for fiscal year 2013, a 24% increase from $15.3 million for fiscal year 2012. The year-over-year increase was primarily driven by higher depreciation and third party vendor expenditures, mostly related to online and mobile applications, and higher credit card processing expenses on increased volumes.
Advertising. Advertising expenses declined by $1.5 million to $4.7 million in fiscal year 2014 and by $1.9 million to $6.3 million for fiscal year 2013. The decrease was a result of more focused marketing campaigns.
Professional Fees. Professional fees include legal services required to complete transactions, resolve legal matters or delinquent loans, our FDIC and FICO assessments, and the cost of accountants and other consultants. These expenses were $12.2 million for fiscal year 2014, a 3% decrease from $12.5 million for fiscal year 2013, which similarly was a 4% decrease from $13.0 million for fiscal year 2012. The decrease in fiscal year 2014 was driven largely by reduced legal expenses which primarily relates to overall improvements in asset quality and fewer problem assets to consume third-party costs, while the decrease in fiscal year 2013 was primarily driven by a 66% decline in consulting fees resulting from a renewed focus on controlling third party expenses.
Derivatives, Net (Gain) Loss. In the normal course of business, we use interest rate swaps to manage our interest rate risk. The interest rate swap agreements are entered into in order to facilitate the risk management strategies of a small number of commercial real estate, commercial non-real estate and agriculture fixed-rate loan customers with original maturities 5 years or greater, and typically 5 to 15 years. We mitigate this risk by entering into equal and offsetting interest rate swap agreements with NAB. The related interest rate swaps are recognized as either assets or liabilities in our financial statements and any gains or losses on these swaps are recorded in earnings as a component of noninterest expense. These arrangements resulted in a $11.9 million net loss in fiscal year 2014, a $40.3 million net gain in fiscal year 2013 and a $19.4 million net loss in fiscal year 2012, representing significant fluctuations each period, which are offset by corresponding changes in net interest income related to our fair value loans. For more information on these accounting arrangements, including the accounting for the related fixed-term loans, see “—Key Factors Affecting Our Business and Financial Statements—Loans and Interest Rates Swaps Accounted for at Fair Value.”
Net Gain from Sale of Repossessed Property and Other Assets. Our net gain on the sale of repossessed property and other assets was $2.5 million for fiscal year 2014, a decline of $0.3 million from $2.8 million for fiscal year 2013, consistent with a decrease of approximately 20% of book value of OREO assets sold year-over-year. Net gain on the sale of repossessed property and other assets was $2.8 million for fiscal year 2013, a decline of $4.0 million from $6.8 million for fiscal year 2012. This decline was primarily the result of a decrease in the number and carrying value of properties held as OREO and available for sale, resulting in fewer sales and lower cumulative gains in fiscal year 2013 compared to fiscal year 2012.
Amortization of Core Deposits and Other Intangibles. Amortization of core deposits and other intangibles represents the scheduled amortization of specifically-identifiable intangible assets arising from acquisitions, including NAB’s acquisition of us as well as subsequent acquisitions completed by us. The most significant component of amortization of core deposits and other intangibles relates to core deposit intangible assets, which represented $13.8 million in fiscal year 2014 compared to $16.8 million in fiscal year 2013 and $17.2 million in fiscal year 2012. The intangible assets currently recorded are scheduled to amortize through May 2023. Total scheduled amortization for all intangible assets includes approximately $7 million for fiscal year 2015, approximately $3 million for fiscal year 2016 and immaterial amounts for fiscal years 2017 through 2023.
Other. Other noninterest expenses include costs related to OREO, business development and professional membership fees, travel and entertainment costs and costs specific to integrating newly acquired banks. Other noninterest expenses increased from $26.0 million in fiscal year 2013 to $28.4 million in fiscal year 2014, an increase of 9%. The increase was driven primarily by a $4.7 million increase in net OREO costs which was related in large part to a valuation adjustment related to a specific construction and development loan that was foreclosed during the year, partially offset by reductions across other categories of expenses. Other noninterest expenses decreased from $34.2 million in fiscal year 2012 to $26.0 million in fiscal year 2013, a decrease of 24%. The decrease was driven primarily by a $6.5 million decrease in net OREO costs and a $7.1 million decrease in integration expenses, partially offset by a $2.5 million increase related to the FDIC clawback liability recorded in conjunction with our FDIC loss-sharing arrangements.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the investments in tax-advantaged securities and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $54.3 million in fiscal year 2014 represents an effective tax rate of 34.1%, compared to $53.9 million or 35.9% for fiscal year 2013 and $44.2 million or 37.7% for fiscal year 2012, with the continuing decrease in rate primarily due to a larger amount of tax exempt interest and the mix of state and local taxes we recognized. We have historically calculated our provision for income taxes as though we were a standalone company and we do not expect any material changes in our provisioning for income taxes as a result of our initial public offering.

Return on Assets and Equity
The table below presents our return on average total assets, return on average common equity, dividend payout ratio, average common equity to average assets ratio and net income per average common share at and for the dates presented:

	At and for the fiscal year ended September 30,
	2014	2013	2012
Return on average total assets	1.14%	1.07%	0.85%
Return on average common equity	7.34%	6.97%	5.40%
Dividend payout ratio	97%	43%	57%
Average common equity to average assets ratio	15.48%	15.30%	15.76%
Net income per average common share(1)	$1.81	$1.66	$1.26
(1) Net income per average common share is calculated using 57,886,114 shares outstanding after the stock split we effected on October 17, 2014

Analysis of Financial Condition
Loan Portfolio
The following table presents our loan portfolio by category at the end of each of the last five fiscal years:

	September 30,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Unpaid principal balance:
Commercial non-real estate(1)
Loans, other than loans acquired with deteriorated credit quality	$1,562,540	$1,469,834	$1,334,760	$941,009	$875,458
Loans acquired with deteriorated credit quality	9,100	11,922	19,042	29,859	83,343
Total	1,571,640	1,481,756	1,353,802	970,868	958,801
Agriculture(1)
Loans, other than loans acquired with deteriorated credit quality	$1,681,209	$1,587,248	$1,396,472	$1,091,755	$923,015
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total	1,681,209	1,587,248	1,396,472	1,091,755	923,015
Commercial real estate(1)
Loans, other than loans acquired with deteriorated credit quality	$2,476,935	$2,208,816	$2,196,543	$2,083,289	$2,113,863
Loans acquired with deteriorated credit quality	64,259	103,158	167,556	259,179	430,498
Total	2,541,194	2,311,974	2,364,099	2,342,468	2,544,361
Residential real estate
Loans, other than loans acquired with deteriorated credit quality	$789,386	$765,390	$757,947	$532,198	$616,412
Loans acquired with deteriorated credit quality	112,219	141,079	182,278	244,498	376,128
Total	901,605	906,469	940,225	776,696	992,540
Consumer
Loans, other than loans acquired with deteriorated credit quality	$88,163	$97,874	$119,644	$87,409	$103,825
Loans acquired with deteriorated credit quality	1,923	3,603	7,592	15,742	65,645
Total	90,086	101,477	127,236	103,151	169,470
Other lending
Loans, other than loans acquired with deteriorated credit quality	$34,243	$24,630	$15,028	$7,814	$21,684
Loans acquired with deteriorated credit quality	—	81	386	456	524
Total	34,243	24,711	15,414	8,270	22,208
Total loans, other than loans acquired with deteriorated credit quality	$6,632,476	$6,153,792	$5,820,394	$4,743,474	$4,654,257
Total loans acquired with deteriorated credit quality	187,501	259,843	376,854	549,734	956,138
Total unpaid principal balance	6,819,977	6,413,635	6,197,248	5,293,208	5,610,395
Less: Unamortized discount on acquired loans	(25,638)	(34,717)	(55,836)	(94,475)	(184,622)
Less: Unearned net deferred fees and costs and loans in process	(6,872)	(16,245)	(2,838)	(4,692)	(5,053)
Total loans	6,787,467	6,362,673	6,138,574	5,194,041	5,420,720
Allowance for loan losses	(47,518)	(55,864)	(71,878)	(71,543)	(55,620)
Loans, net	$6,739,949	$6,306,809	$6,066,696	$5,122,498	$5,365,100
_______________________________________________________________________________________________________________________________________

(1)
Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk. See “—Key Factors Affecting Our Business and Financial Statements—Loans and Interest Rate Swaps Accounted for at Fair Value” for more information.

From September 30, 2010 to September 30, 2014, net of the change in the balance of acquired credit-impaired loans from our acquisition of TierOne Bank that are accounted for in accordance with ASC 310-30 Accounting for Purchased Loans, our loan portfolio grew at a CAGR of 7%. During fiscal year 2014, we continued to focus growth efforts on our commercial non-real estate, agriculture, and certain commercial real estate loan categories. Over the same time period, residential real estate and consumer loans continue to gradually run off in real dollar terms and as a percentage of the portfolio. A large portion of those loans are acquired and continue to run off faster than we originate similar loans.
The following tables present an analysis of the unpaid principal balance of our loan portfolio at September 30, 2014, by borrower and collateral type and by each of the four major geographic areas we use to manage our markets.

	September 30, 2014
	Nebraska	Iowa / Kansas / Missouri	South Dakota	Arizona / Colorado	Other(2)	Total	%
	(dollars in thousands)
Commercial non-real estate(1)	$369,688	$710,259	$267,581	$189,163	$34,949	$1,571,640	23.0%
Agriculture(1)	139,922	451,859	575,755	512,207	1,466	1,681,209	24.7%
Commercial real estate(1)	547,788	746,986	660,007	527,505	58,908	2,541,194	37.3%
Residential real estate	227,114	319,152	159,908	129,151	66,280	901,605	13.2%
Consumer	26,266	28,844	26,452	6,038	2,486	90,086	1.3%
Other lending	—	—	—	—	34,243	34,243	0.5%
Total	$1,310,778	$2,257,100	$1,689,703	$1,364,064	$198,332	$6,819,977	100%
% by location	19.2%	33.1%	24.8%	20.0%	2.9%	100%

(1)
Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk. See “—Key Factors Affecting Our Business and Financial Statements—Loans and Interest Rate Swaps Accounted for at Fair Value” for more information.

(2)
Balances in this column represent acquired workout loans and certain other loans managed by our staff, commercial and consumer credit card loans, fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at September 30, 2014:

Sept. 30, 2014
(dollars in thousands)
Commercial non-real estate	$1,571,640
Agriculture real estate	783,405
Agriculture operating loans	897,804
Agriculture	1,681,209
Construction and development	314,000
Owner-occupied CRE	1,151,868
Non-owner-occupied CRE	922,395
Multifamily residential real estate	152,931
Commercial real estate	2,541,194
Home equity lines of credit	340,819
Closed-end first lien	438,708
Closed-end junior lien	63,626
Residential construction	58,452
Residential real estate	901,605
Consumer	90,086
Other	34,243
Total unpaid principal balance	$6,819,977

Commercial Non-Real Estate. Commercial non-real estate, or business lending, represents one of our core competencies. We believe that providing a tailored range of integrated products and services, including lending, to small- and medium-enterprise customers is the business at which we excel and through which we can generate favorable returns for our stockholders. We offer a number of different products including working capital and other shorter-term lines of credit, fixed-rate loans over a wide range of terms including our tailored business loans, for which we enter into matching interest rate swaps that give us floating payments for all deals over five years, and variable-rate loans with varying terms. During fiscal year 2014, commercial non-real estate lending grew by $89.4 million, or 6%.
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Bankers Association, at June 30, 2014, we were ranked the eighth-largest farm lender bank in the United States measured by total dollar volume of farm loans, and we take great pride in our knowledge of the agricultural industry across our footprint. We consider agriculture lending one of our core competencies. In 2008, agriculture loans comprised approximately 15% of our overall loan portfolio, compared to 25% as of September 30, 2014. We target a 20% to 35% portfolio composition for agriculture loans according to our risk appetite statement approved by our board of directors. Within our agriculture portfolio, we are further diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. Total agriculture lending grew by approximately $94.0 million, or 6%, during fiscal year 2014.
Commercial Real Estate. CRE includes both owner-occupied CRE and non-owner-occupied CRE and construction and development lending. While CRE lending will remain a significant component of our overall loan portfolio, we are committed to managing our exposure to riskier construction and development deals specifically, and to CRE lending in general, by targeting relationships with relatively low loan-to-value positions, priced to reflect the amount of risk we accept as the lender. This focus on rebalancing the portfolio is reflected in the fact that CRE lending comprised nearly 50% of the portfolio at the time of the NAB acquisition in 2008, compared to 37% as of September 30, 2014. We saw the most growth of any segment of our portfolio in CRE lending during fiscal year 2014, as the segment grew 10% to $2.54 billion. Construction and development lending grew at a rate of 7%, slower than the overall rate of CRE lending growth, and at $314 million represents only 5% of our overall loan portfolio.
Residential Real Estate. Residential real estate lending reflects 1-to-4-family real estate construction loans, closed-end first-lien mortgages (primarily single-family long-term first mortgages resulting from acquisitions of other banks), closed-end junior-lien mortgages and home equity lines of credit, or HELOCs. Our closed-end first-lien mortgages include a small percentage of single-family first mortgages that we originate and cannot subsequently sell into the secondary market, including jumbo products, adjustable-

rate mortgages and rural home mortgages. Conversely, a large percentage of our total single-family first mortgage originations are sold into the secondary market in order to meet our interest rate risk management objectives.
Consumer. Our consumer lending offering comprises a relatively small portion of our total loan portfolio, and predominantly reflects small-balance secured and unsecured products marketed by our retail branches.
Other Lending. Other lending includes all other loan relationships that do not fit within the categories above, primarily consumer and commercial credit cards and customer deposit account overdrafts.
The following table presents the maturity distribution of our loan portfolio as of September 30, 2014. The maturity dates were determined based on the contractual maturity date of the loan:

	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$638,371	$507,990	$424,761	$1,571,122
Agriculture	774,993	605,563	300,653	1,681,209
Commercial real estate	341,197	1,127,383	1,072,614	2,541,194
Residential real estate	113,163	403,041	386,714	902,918
Consumer	17,650	53,833	18,603	90,086
Other lending	33,448	—	—	33,448
Total	$1,918,822	$2,697,810	$2,203,345	$6,819,977

The following table presents the distribution, as of September 30, 2014, of our loans that were due after one year between fixed and variable interest rates:

	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$574,608	$358,143	$932,751
Agriculture	676,334	229,882	906,216
Commercial real estate	1,153,903	1,046,094	2,199,997
Residential real estate	223,707	566,048	789,755
Consumer	64,662	7,774	72,436
Total	$2,693,214	$2,207,941	$4,901,155

OREO
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. OREO assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the assets at an acceptable price in a timely manner. Our total OREO carrying value was $49.6 million as of September 30, 2014, a decrease of $7.8 million compared to September 30, 2013. The amount of OREO covered by FDIC loss-sharing arrangements was $10.6 million as of September 30, 2014 and $24.4 million as of September 30, 2013. The increase in valuation adjustments and other from fiscal year 2013 to fiscal year 2014 was primarily driven by valuations of a small number of specific exposures. The following table presents our OREO balances for the periods indicated:

	Fiscal year ended Sept. 30,
	2014	2013	2012
	(dollars in thousands)
Beginning balance	$57,422	$68,526	$99,640
Additions to OREO	33,502	28,980	62,158
Valuation adjustments and other	(14,074)	(6,884)	(14,060)
Sales	(27,270)	(33,200)	(79,212)
Ending balance	$49,580	$57,422	$68,526

Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated:

	Sept. 30,
	2014	2013	2012
	(dollars in thousands)
U.S. Treasury securities	$222,868	$—	$5,005
Mortgage-backed securities:
Government National Mortgage Association	1,113,363	1,470,822	1,502,442
Federal National Mortgage Association	—	1	1
States and political subdivision securities	2,188	3,513	5,757
Corporate debt securities	11,732	11,889	32,878
Other	1,006	5,449	5,449
Total	$1,351,157	$1,491,674	$1,551,532

We have historically invested excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and issuances of U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. Dating to the beginning of fiscal year 2011, the portfolio composition was heavily weighted toward Government National Mortgage Association residential agency mortgage-backed securities to fit the risk appetite and financial return targets of NAB; however, we rebalanced approximately $223 million of the portfolio into U.S. Treasury securities in the last half of fiscal year 2014 to balance our interest rate risk exposures. U.S. Treasury securities comprised 17% of the total portfolio as of September 30, 2014. During fiscal year 2014, the carrying value of the portfolio decreased by $139.2 million, or 9% from September 30, 2013 to September 30, 2014, as our loan portfolio growth outpaced deposit growth and certain holdings were liquidated to ensure interest rate risk metrics remained within policy limits.
The following tables present the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period at September 30, 2014. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	September 30, 2014
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return
	(dollars in thousands)
U.S. Treasury securities	$—	—%	$222,868	1.33%	$—	—%	$—	—%	$—	—%	$—	—%	$222,868	1.33%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,113,363	1.87%	—	—%	1,113,363	1.87%
States and political subdivision securities	470	5.78%	414	3.41%	1,304	5.30%	—	—%	—	—%	—	—%	2,188	5.04%
Corporate debt securities	6,737	2.41%	—	—%	4,995	1.75%	—	—%	—	—%	—	—%	11,732	2.13%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$7,207	2.63%	$223,282	1.33%	$6,299	2.48%	$—	—%	$1,113,363	1.87%	$1,006	—%	$1,351,157	1.79%

Asset Quality
We place an asset on nonaccrual status when any installment of principal or interest is more than 90 days past due (except for loans that are well secured and in the process of collection) or earlier when management determines the ultimate collection of all contractually due principal or interest to be unlikely. Restructured loans for which we grant payment or significant interest rate concessions are placed on nonaccrual status until collectability improves and a satisfactory payment history is established, generally by the receipt of at least six consecutive payments. Our collection policies related to delinquent and charged-off loans are highly focused on individual relationships, and we believe that these policies are in compliance with all applicable laws and regulations.
The following table presents the dollar amount of nonaccrual loans, OREO, restructured performing loans and accruing loans over 90 days past due, at the end of the dates indicated. Loans covered by FDIC loss-sharing arrangements are generally pooled with other similar loans and are generally accreting purchase discount into income each period. Subject to compliance with the applicable loss-sharing agreement, we are generally indemnified by the FDIC at a rate of 80% for any future credit losses on loans covered by FDIC loss-sharing arrangements through June 4, 2015 for commercial loans and June 4, 2020 for single-family real estate loans.

	Sept. 30,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Nonaccrual loans(1)
Commercial non-real estate
Loans covered by FDIC loss-sharing arrangements	$2,126	$2,947	$9,898	$18,223	$43,774
Loans not covered by FDIC loss-sharing arrangements	4,908	6,641	7,394	12,359	14,168
Total	7,034	9,588	17,292	30,582	57,942
Agriculture
Loans covered by FDIC loss-sharing arrangements	$—	$—	$—	$—	$2,197
Loans not covered by FDIC loss-sharing arrangements	11,453	8,236	3,757	6,200	5,109
Total	11,453	8,236	3,757	6,200	7,306
Commercial real estate
Loans covered by FDIC loss-sharing arrangements	$21,995	$31,151	$48,822	$120,141	$179,341
Loans not covered by FDIC loss-sharing arrangements	20,767	57,652	71,455	116,465	45,741
Total	42,762	88,803	120,277	236,606	225,082
Residential real estate
Loans covered by FDIC loss-sharing arrangements	$10,839	$13,401	$16,890	$21,513	$37,323
Loans not covered by FDIC loss-sharing arrangements	6,671	8,746	10,798	7,377	6,334
Total	17,510	22,147	27,688	28,890	43,657

	Sept. 30,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Consumer
Loans covered by FDIC loss-sharing arrangements	$—	$—	$—	$17	$1,173
Loans not covered by FDIC loss-sharing arrangements	146	226	401	823	686
Total	146	226	401	840	1,859
Other lending
Loans covered by FDIC loss-sharing arrangements	$—	$—	$—	$—	$—
Loans not covered by FDIC loss-sharing arrangements	—	—	—	—	—
Total	—	—	—	—	—

Total nonaccrual loans covered by FDIC loss-sharing arrangements	$34,960	$47,499	$75,610	$159,894	$263,808
Total nonaccrual loans not covered by FDIC loss-sharing arrangements	43,945	81,501	93,805	143,224	72,038
Total nonaccrual loans	78,905	129,000	169,415	303,118	335,846

OREO	49,580	57,422	68,526	99,640	132,988

Total nonperforming assets	$128,485	$186,422	$237,941	$402,758	$468,834
Restructured performing loans	36,837	39,130	40,009	14,244	—

Total nonperforming and restructured assets	$165,322	$225,552	$277,950	$417,002	$468,834

Accruing loans 90 days or more past due	$28	$227	$1,832	$352	$203
Nonperforming restructured loans included in total nonaccrual loans	$20,415	$63,140	$50,305	$14,244	*
Nonaccretable difference outstanding related to loans acquired with deteriorated credit quality	$62,606	$92,541	$179,199	$303,413	$495,665
Percent of total assets
Nonaccrual loans(1)
Loans not covered by FDIC loss-sharing arrangements	0.47%	0.89%	1.04%	1.75%	0.87%
Total	0.84%	1.41%	1.88%	3.70%	4.05%
OREO	0.53%	0.63%	0.76%	1.22%	1.61%
Nonperforming assets(2)	1.37%	2.04%	2.64%	4.92%	5.66%
Nonperforming and restructured assets(2)	1.76%	2.47%	3.09%	5.09%	5.66%

*	Information not available for periods indicated.

(1)	Includes nonperforming restructured loans.

(2)	Includes nonaccrual loans, which includes nonperforming restructured loans.
At September 30, 2014, our nonperforming assets were approximately 1.37% of total assets, compared to 2.04% at September 30, 2013.
Excluding loans covered by FDIC loss-sharing arrangements, we had simple average nonaccrual loans of $65.5 million outstanding during fiscal year 2014. Based on the average loan portfolio yield for these loans for the year of 4.95%, we estimate that we would have received approximately $3 million to $4 million of additional interest income during the year if that entire portion of the portfolio had been performing. During the same period, the amount of net interest income that we recorded on these loans was immaterial.
We have experienced a decline in nonaccrual loans and total nonperforming assets in both total-dollar terms and as a percentage of total assets since both measures peaked in fiscal year 2011. Most notably, nonaccrual commercial real estate loans not covered by FDIC loss-sharing arrangements have declined from $116.5 million at September 30, 2011 to $20.8 million at September 30, 2014, a reduction of 82%. This change was driven by our focused workout through restructure and foreclosure of a number of problem loans that were written primarily prior to 2009, supported by our overall focus on managing our exposure to construction and development loans, in particular, which we believe are relatively riskier than other types of CRE loans, including owner-occupied CRE loans. Nonaccrual agriculture loans not covered by FDIC loss-sharing arrangements have increased since the end of fiscal year 2011; however, this increase was driven by a small number of specific loans that we do not believe are representative of our broader agriculture lending portfolio. Further, this increase is proportionate to growth in our overall agriculture loan portfolio since September 30, 2011. Our OREO assets decreased by $7.8 million from September 30, 2013 to September 30, 2014.
Nonaccrual loans covered by FDIC loss-sharing arrangements have declined by 87% since peaking after our acquisition of TierOne Bank in fiscal year 2010, and we expect these loans to continue to decline due to the expiration of the commercial loss-sharing arrangement on June 4, 2015 and the natural runoff through payment or foreclosure of the underlying assets.
We consistently monitor all loans internally rated “watch” or worse because that rating indicates we have identified some potential weakness emerging; but loans rated “watch” will not necessarily become problem loans or become impaired. Aside from the loans on the watch list, we do not believe we have any potential problem loans that are not already identified as nonaccrual, past due or restructured as it is our policy to promptly reclassify loans as soon as we become aware of doubts as to the borrowers’ ability to meet repayment terms. We do not have any material interest-bearing assets that would be disclosed as nonperforming loans or restructured performing loans if they were loans.
When we grant concessions to borrowers that we would not otherwise grant if not for the borrowers’ financial difficulties, such as reduced interest rates or extensions of loan periods, we consider these modifications troubled debt restructurings, or TDRs. The table below outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated:

	Sept. 30,
	2014	2013	2012
	(dollars in thousands)
Commercial non-real estate
Performing TDRs	$6,753	$4,769	$14,235
Nonperforming TDRs	1,785	5,007	5,719
Total	8,538	9,776	19,954
Agriculture
Performing TDRs	$3,780	$4,326	$410
Nonperforming TDRs	9,994	7,268	352
Total	13,774	11,594	762
Commercial real estate
Performing TDRs	$25,177	$29,373	$25,323
Nonperforming TDRs	6,884	49,736	41,955
Total	32,061	79,109	67,278
Residential real estate
Performing TDRs	$1,112	$662	$41
Nonperforming TDRs	1,730	1,100	2,279
Total	2,842	1,762	2,320
Consumer
Performing TDRs	$35	$—	$—
Nonperforming TDRs	22	29	—
Total	57	29	—
Other lending
Performing TDRs	$—	$—	$—
Nonperforming TDRs	—	—	—
Total	—	—	—

Total performing TDRs	$36,857	$39,130	$40,009
Total nonperforming TDRs	20,415	63,140	50,305

Total TDRs	$57,272	$102,270	$90,314

We entered into loss-sharing arrangements with the FDIC related to certain assets (loans and OREO) acquired from TierOne Bank on June 4, 2010. We are generally indemnified by the FDIC at a rate of 80% for any future credit losses through June 4, 2015 for commercial loans and OREO and June 4, 2020 for single-family real estate loans and OREO. The table below presents nonaccrual loans, TDRs, and OREO covered by loss-sharing arrangements; a rollforward of the allowance for loan losses for loans covered by loss-sharing arrangements; a rollforward of allowance for loan losses for only those loans purchased with deteriorated credit quality covered by loss-sharing arrangements; and a rollforward of OREO covered by loss-sharing arrangements at and for the periods presented.

	At and for the fiscal year ended Sept. 30,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Assets covered by FDIC loss-sharing arrangements
Nonaccrual loans(1)	$34,960	$47,499	$75,610	$159,894	$263,808
TDRs	5,293	6,145	1,939	1,859	—
OREO	10,628	24,412	44,332	83,417	108,578
Allowance for loan losses, loans covered by FDIC loss-sharing arrangements
Balance at beginning of period	$7,246	$14,470	$12,542	$—	$—
Additional impairment recorded	2,364	2,509	20,232	18,841	—
Recoupment of previously-recorded impairment	(4,482)	(5,095)	(6,387)	(874)	—
Charge-offs	(20)	(4,638)	(11,917)	(5,425)	—
Recoveries	—	—	—	—	—
Balance at end of period	$5,108	$7,246	$14,470	$12,542	$—

OREO covered by FDIC loss-sharing arrangement
Balance at beginning of period	$24,412	$44,332	$83,417	$108,578	$—
Additions to OREO	1,785	6,100	28,395	66,299	123,167
Valuation adjustments and other	(3,750)	(3,754)	(11,851)	(33,280)	(7,749)
Sales	(11,819)	(22,266)	(55,629)	(58,180)	(6,840)
Balance at end of period	$10,628	$24,412	$44,332	$83,417	$108,578

(1)	Includes nonperforming restructured loans.
Allowance for Loan Losses
We establish an allowance for the inherent risk of probable losses within our loan portfolio. The allowance for loan losses is management’s best estimate of probable credit losses that are incurred in the loan portfolio. We determine the allowance for loan losses based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies and other credit risk indicators, which is an inherently subjective process. We consider the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. In addition, we consider concentration risks associated with the various loan portfolios and current economic conditions that might impact the portfolio. All of these estimates are susceptible to significant change. Changes to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged off against the allowance for loan losses. Recoveries of amounts previously charged-off are credited to the allowance for loan losses.
Our allowance for loan losses consists of two components. For non-impaired loans, we calculate a weighted average ratio of 12-, 36- and 60-month historical realized losses by collateral type; adjust as necessary for our interpretation of current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio and/or significant policy and underwriting changes not entirely covered by the calculated historical loss rates; and apply the loss rates to outstanding loan balances in each collateral category. We calculate the weighted average ratio of 12-, 36- and 60-month historical realized losses for each collateral type by dividing the average net annual charge-offs by the average outstanding loans of such type subject to the calculation for each of the 12-, 36- and 60-month periods, then averaging those three results. For impaired loans, we estimate our exposure for each individual relationship, given the current payment status of the loan, the present value of expected payments and the value of the underlying collateral as supported by third party appraisals, broker’s price opinions, and/or the borrower’s audited financial statements, each adjusted for liquidation costs. Any shortfall between the liquidation value of the underlying collateral and the recorded investment value of the loan is considered the required specific reserve amount. Actual losses in any period may exceed allowance amounts. We evaluate and adjust our allowance for loan losses, and the allocation of the allowance between loan categories, each month.

The following table presents an analysis of our allowance for loan losses, including provisions for loan losses, charge-offs and recoveries, for the periods indicated:

	At and for the fiscal year ended Sept. 30,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$55,864	$71,878	$71,543	$55,620	$33,762
Provision charged to expense	4,456	13,650	16,300	43,810	48,711
Purchase accounting adjustment	—	—	—	—	—
Impairment of loans acquired with deteriorated credit quality	(3,772)	(2,076)	13,845	17,967	—
Charge-offs:
Commercial non-real estate	(5,380)	(3,636)	(7,304)	(9,482)	(10,966)
Agriculture	(2,429)	(4,069)	(49)	(1,075)	(1,155)
Commercial real estate	(3,199)	(19,648)	(24,854)	(32,862)	(11,911)
Residential real estate	(631)	(1,766)	(1,625)	(3,900)	(5,207)
Consumer	(211)	(244)	(1,137)	(526)	(192)
Other lending	(1,893)	(1,851)	(1,764)	(1,521)	(1,044)
Total charge-offs	(13,743)	(31,214)	(36,733)	(49,366)	(30,475)

Recoveries:
Commercial non-real estate	1,439	1,206	1,386	1,156	1,853
Agriculture	58	22	160	201	3
Commercial real estate	1,470	689	3,268	761	830
Residential real estate	233	279	630	379	218
Consumer	156	396	226	241	27
Other lending	1,357	1,034	1,253	774	691
Total recoveries	4,713	3,626	6,923	3,512	3,622

Net loan (charge-offs) recoveries	(9,030)	(27,588)	(29,810)	(45,854)	(26,853)

Balance at end of period	$47,518	$55,864	$71,878	$71,543	$55,620

Average total loans for the period(1)	$6,556,818	$6,223,009	$5,549,685	$5,226,325	$4,147,054
Total loans at period end(1)	$6,787,467	$6,362,673	$6,138,574	$5,194,041	$5,420,720
Ratios
Net charge-offs (recoveries) to average total loans	0.14%	0.44%	0.54%	0.88%	0.65%
Allowance for loan losses to:
Total loans	0.70%	0.88%	1.17%	1.38%	1.03%
Nonaccruing loans(2)	108.13%	68.54%	76.62%	49.95%	77.21%

(1)	Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.

(2)	Nonaccruing loans excludes loans covered by FDIC loss-sharing arrangements.
In fiscal year 2014, we recorded net charge-offs of $9.0 million, compared to net charge-offs of $27.6 million in fiscal year 2013 and $29.8 million in fiscal year 2012. Net charge-offs as a percentage of average total loans were 0.14% in fiscal year 2014 compared to 0.44% in fiscal year 2013 and 0.54% in fiscal year 2012.

Total charge-offs and net charge-offs have each decreased since fiscal year 2011. The majority of charge-offs in fiscal years 2011, 2012 and 2013 were related to commercial real estate loans, primarily loans that were written prior to 2009. We believe this continued decline is reflective of our focus on managing our exposure to non-owner-occupied commercial real estate and construction and development loans, which we believe are relatively riskier than owner-occupied CRE loans, and represents that the majority of our most problematic commercial real estate loans have been worked out of our portfolio. Agriculture charge-offs increased in fiscal years 2013 and 2014; however, these increases are related to a small number of specific loans and, we believe, are not representative of underlying issues in our broader agriculture portfolio.
At September 30, 2014, the allowance for loan losses was 0.70% of our total loan portfolio, compared with 0.88% at September 30, 2013. Our allowance for loan losses, both in total dollars and as a percentage of total loans, has declined since September 30, 2013. Since that point in time we have experienced a consistent decline in annual net charge-offs as a percentage of total loans which impacts the allowance calculation for non-impaired loans and a reduction in nonperforming (and typically impaired) loans which generally require higher specific reserves. Additionally, certain of our loans which are carried at fair value, totaling $985 million and $842 million at September 30, 2014 and September 30, 2013, respectively, have no associated allowance for loan losses, but rather have a fair value adjustment related to credit risk, which is reflected in interest income, thus driving the overall ratio of allowance for loan losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $6.0 million at each of September 30, 2014 and September 30, 2013.
The following tables present management’s historical allocation of the allowance for loan losses by loan category, in both dollars and percentage of our total allowance for loan losses, to specific loans in those categories at the dates indicated:

	Sept. 30,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Allocation of allowance for loan losses:
Commercial non-real estate	$10,550	$11,222	$18,979	$16,450	$14,687
Agriculture	10,655	9,296	6,906	2,509	2,298
Commercial real estate	16,884	22,562	30,234	40,733	31,593
Residential real estate	8,342	11,779	14,761	10,758	6,026
Consumer	264	312	542	832	624
Other lending	823	693	456	261	392
Total	$47,518	$55,864	$71,878	$71,543	$55,620

	Sept. 30,
	2014	2013	2012	2011	2010
Allocation of allowance for loan losses:
Commercial non-real estate	22.2%	20.1%	26.4%	23.0%	26.4%
Agriculture	22.4%	16.6%	9.6%	3.5%	4.1%
Commercial real estate	35.5%	40.4%	42.1%	56.9%	56.8%
Residential real estate	17.6%	21.1%	20.5%	15.0%	10.8%
Consumer	0.6%	0.6%	0.8%	1.2%	1.1%
Other lending	1.7%	1.2%	0.6%	0.4%	0.7%

Management will continue to evaluate the loan portfolio and assess economic conditions in order to determine future allowance levels and the amount of loan loss provisions. We review the appropriateness of our allowance for loan losses on a monthly basis. Management monitors closely all past due and restructured loans in assessing the appropriateness of its allowance for loan losses. In addition, we follow procedures for reviewing and grading all substantial commercial and agriculture relationships at least annually. Based predominantly upon the review and grading process, we determine the appropriate level of the allowance in response to our assessment of the probable risk of loss inherent in our loan portfolio. Management will make additional loan loss provisions when the results of its problem loan assessment methodology or overall allowance appropriateness test indicate additional provisions are required.
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We recorded provision for loan losses of $0.7 million during fiscal year 2014. We recorded provisions for loan losses of $11.6 million and $30.1 million during fiscal years 2013 and 2012, respectively. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.4 million at September 30, 2014 and September 30, 2013.
Deposits
We obtain funds from depositors by offering consumer and business demand deposit accounts, MMDAs, NOW accounts, savings accounts and term CDs. At September 30, 2014 and September 30, 2013, our total deposits were $7.05 billion and $6.95 billion, respectively. Deposits increased 1% at September 30, 2014 as compared to September 30, 2013. Our accounts are federally insured by the FDIC up to the legal maximum. We advertise in newspapers, on the Internet and on television and radio to attract deposits and perform limited direct telephone solicitation of potential institutional depositors such as investment managers, public depositors and pension plans. We have significantly shifted the composition of our deposit portfolio away from CDs toward demand, NOW, MMDA and savings accounts over the last 24 months. This has dramatically reduced our overall cost of deposit funding, in addition to the fact that we have greatly increased adherence to internally published rate offerings for various types of deposit account offerings. The following table presents the balances and weighted average cost of our deposit portfolio at the following dates:

	Sept. 30
	2014		2013		2012
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Non-interest-bearing demand	$1,303,015	—%	$1,199,427	—%	$1,076,437	—%
NOW accounts, money market and savings	4,005,471	0.24%	3,601,796	0.21%	3,037,382	0.22%
Time certificates, $100,000 or more	733,376	0.98%	850,817	1.04%	1,178,095	1.36%
Other time certificates	1,010,318	0.82%	1,296,168	0.97%	1,592,601	1.27%
Total	$7,052,180	0.36%	$6,948,208	0.42%	$6,884,515	0.62%

Municipal public deposits constituted $1.00 billion and $982 million of our deposit portfolio at September 30, 2014, and September 30, 2013, respectively, of which $760 million and $666 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 9% of our total deposits at September 30, 2014 and September 30, 2013.

The following table presents deposits by region:

	Sept. 30,
	2014	2013	2012
	(dollars in thousands)
Nebraska	$2,366,196	$2,455,229	$2,481,965
Iowa / Kansas / Missouri	2,096,212	2,103,593	1,827,833
South Dakota	1,431,737	1,315,652	1,428,004
Arizona / Colorado	1,105,535	1,038,201	1,100,562
Corporate and other	52,500	35,533	46,151
Total deposits	$7,052,180	$6,948,208	$6,884,515

We fund a portion of our assets with CDs that have balances of $100,000 or more and that have maturities generally in excess of six months. At September 30, 2014 and September 30, 2013, our CDs of $100,000 or more totaled $733 million and $851 million, respectively. The following table presents the maturities of our CDs of $100,000 or more and less than $100,000 in size at September 30, 2014:

	Greater than or equal to $100,000	Less than $100,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$162,461	$238,132
Over three through six months	123,192	195,454
Over six through twelve months	212,494	236,031
Over twelve months	235,229	340,701
Total	$733,376	$1,010,318
Percent of total deposits	10.4%	14.3%

At September 30, 2014 and September 30, 2013, the average remaining maturity of all CDs was approximately 13 months. The average CD amount per account was approximately $28,581 and $29,538 at September 30, 2014 and September 30, 2013, respectively.
We have acquired term CDs that matured prior to September 30, 2014 from a source that was deemed to be a broker. The total amount of these deposits was approximately $0.4 million at September 30, 2013. We no longer acquire deposits from this source.
Derivatives
In the normal course of business, we enter into fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) with certain of our commercial and agribusiness banking customers to assist them in facilitating their risk management strategies. We mitigate our interest rate risk associated with these loans by entering into equal and offsetting fixed-to-floating interest rate swap agreements for these loans with NAB London Branch. We have elected to account for the loans at fair value under ASC 825 Fair Value Option. Changes in the fair value of these loans are recorded in earnings as a component of interest income in the relevant period. The related interest rate swaps are recognized as either assets or liabilities in our financial statements and any gains or losses on these swaps are recorded in earnings as a component of noninterest expense. The economic hedges are fully effective from an interest rate risk perspective, as gains and losses on our swaps are directly offset by changes in fair value of the hedged loans (i.e., swap interest rate risk adjustments are directly offset by associated loan interest rate risk adjustments). Consequently, any changes in interest income associated with changes in fair value resulting from interest rate movement, as opposed to changes in credit quality, on the loans are directly offset by equal and opposite charges to or reductions in noninterest expense for the related interest rate swap. To ensure the correlation of movements in fair value between the interest rate swap and the related loan, we pass on all economic costs associated with our hedging activity resulting from loan customer prepayments (partial or full) to the customer.
Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at fiscal year-end for each of our last three fiscal years:

	As of and for the fiscal year ended Sept. 30,
	2014	2013	2012
	(dollars in thousands)
Short-term borrowings:
FHLB advances	$—	$50,000	$150,000
Securities sold under agreements to repurchase	157,979	213,940	231,247
Related party notes payable	5,500	5,500	5,500
Other short-term borrowings	94	107	121
Total short-term borrowings	$163,573	$269,547	$386,868

Maximum amount outstanding at any month-end during the period	$264,345	$387,769	$447,274
Average amount outstanding during the period	$205,483	$315,611	$347,937
Weighted average rate for the period	0.42%	0.30%	0.36%
Weighted average rate as of date indicated	0.37%	0.29%	0.34%

Great Western also has a $10 million revolving line of credit issued by NAB that is due on demand. Amounts outstanding under the line of credit bear interest at a rate equal to the London inter-bank offered rate, or LIBOR, for three-month U.S. dollar deposits plus 125 basis points, with interest payable quarterly. The interest rate is recalculated every quarter and was 1.4067% at September 30, 2014. There were outstanding advances of $5.5 million on this line of credit at each of September 30, 2014 and September 30, 2013. We incurred $0.1 million in interest expense on outstanding amounts under the line of credit during each of fiscal years 2014, 2013 and 2012.
Other Borrowings
Great Western has outstanding $56.1 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of September 30, 2014, September 30, 2013, and September 30, 2012. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
Great Western also has outstanding a subordinated capital note issued to NAB New York Branch having an aggregate principal amount of approximately $35.8 million maturing in June 2018. Interest on the note is payable quarterly and accrues at a rate equal to LIBOR for three-month U.S. dollar deposits plus 205 basis points. The interest rate on the note is recalculated every quarter and was 2.2836% at September 30, 2014. We incurred $0.8 million and $0.9 million in interest on outstanding amounts under the line of credit during the fiscal years ended September 30, 2014 and 2013, respectively. Subject to receipt of regulatory approval, we may prepay the note at any time, in whole but not in part, without penalty.
Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at September 30, 2014. Customer deposit obligations categorized as “not determined” include noninterest-bearing demand accounts, NOW accounts, MMDAs and passbook accounts.

	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$1,167,763	$310,157	$246,893	$18,881	$5,308,486	$7,052,180
Securities sold under agreement to repurchase	805	—	2,802	—	158,080	161,687
FHLB advances and other borrowings	65,094	90,000	150,000	270,000	—	575,094
Related party notes payable	5,500	—	35,795	—	—	41,295
Subordinated debentures(1)	—	—	—	56,083	—	56,083
Accrued interest payable	5,273	—	—	—	—	5,273
Operating leases, net of sublease income	3,437	2,957	5,253	1,261	—	12,908
Interest on FHLB advances	3,512	2,672	5,649	4,526	—	16,359
Interest on related party notes payable(1)	83	—	—	—	—	83
Other Commitments:
Commitments to extend credit—non-credit card	$1,255,999	$122,041	$271,372	$111,122	$16,223	$1,776,747
Commitments to extend credit—credit card	—	—	—	—	162,797	162,797
Letters of credit	54,381	—	—	—	—	54,381

(1)
The outstanding balance on our $10 million line of credit with NAB New York Branch and our subordinated debentures can be prepaid at any time without penalty; therefore, no future interest payments, other than those already accrued, are reflected.

Instruments with Off-Balance Sheet Risk
In the normal course of business, we enter into various transactions that are not included in our consolidated financial statements in accordance with GAAP. These transactions include commitments to extend credit to our customers and letters of credit. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued primarily to support or guarantee the performance of a customer’s obligations to a third party. The credit risk involved in issuing letters of credit is essentially the same as originating a loan to the customer. We manage the risks associated with these arrangements by evaluating each customer’s creditworthiness prior to issuance through a process similar to that used by us in deciding whether to extend credit to the customer.
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated:

	Sept. 30,
	2014	2013	2012
	(dollars in thousands)
Commitments to extend credit	$1,939,544	$1,713,869	$1,451,680
Letters of credit	54,381	51,893	61,111
Total	$1,993,925	$1,765,762	$1,512,791

Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. We consider the effective and prudent management of liquidity to be fundamental to our health and strength. Our objective is to manage our cash flow and liquidity reserves so that they are adequate to fund our obligations and other commitments on a timely basis and at a reasonable cost.
Our liquidity risk is managed through a comprehensive framework of policies and limits overseen by our bank’s asset and liability committee. We continuously monitor and make adjustments to our liquidity position by adjusting the balance between sources and uses of funds as we deem appropriate. Our primary measures of liquidity include monthly cash flow analyses under ordinary business activities and conditions and under situations simulating a severe run on our bank. We also monitor our bank’s deposit to loan ratio to ensure high quality funding is available to support our strategic lending growth objectives, and have internal management targets for the FDIC’s liquidity ratio, net short-term non-core funding dependence ratio and non-core liabilities to total assets ratio. The results of these measures and analyses are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs.
Great Western. Great Western’s primary source of liquidity is cash obtained from dividends by our bank. We primarily use our cash for the payment of dividends, when and if declared by our board of directors, and the payment of interest on our outstanding junior subordinated debentures and related party notes payable. We also use cash, as necessary, to satisfy the needs of our bank through equity contributions and for acquisitions. At September 30, 2014, Great Western had $5.8 million of cash. Great Western declared and paid to National Americas Investment, Inc. an aggregate dividend of $34.0 million (related to our earnings in the second half of fiscal year 2014) during our fourth fiscal quarter, bringing total dividends paid to National Americas Investment, Inc. during the fiscal year to $102.0 million. The outstanding amounts under our revolving line of credit with NAB and subordinated capital note issued to NAB New York Branch together totaled $41.3 million at September 30, 2014. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands.
Great Western Bank. Our bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At September 30, 2014, our bank had cash of $250.9 million and $1.34 billion of highly-liquid securities held in our investment portfolio, of which $1.13 billion were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our bank also had $575.0 million in FHLB borrowings at September 30, 2014, with additional available lines of $659.8 million. Our bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At September 30, 2014, we had a total of $1.99 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our bank are based on the Basel I framework, as implemented by the federal bank regulators. See “Item 1. Business—Supervision and Regulation—Regulatory Capital Requirements.”
The following table presents our regulatory capital ratios at September 30, 2014 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements.

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western
Tier 1 capital	$782,872	11.8%	4.0%	6.0%
Total capital	851,867	12.9%	8.0%	10.0%
Tier 1 leverage	782,872	9.1%	4.0%	5.0%

Great Western Bank
Tier 1 capital	$813,874	12.3%	4.0%	6.0%
Total capital	861,392	13.0%	8.0%	10.0%
Tier 1 leverage	813,874	9.5%	4.0%	5.0%

At September 30, 2014 and September 30, 2013, our Tier 1 capital included an aggregate of $56.1 million of trust preferred securities issued by our subsidiaries. At September 30, 2014, our Tier 2 capital included $47.5 million of the allowance for loan losses and $21.5 million of an intercompany subordinated capital note, subject to phase-out and a current haircut of 60%. At September 30, 2013, our Tier 2 capital included $55.9 million of the allowance for loan losses and $28.6 million of subordinated intercompany notes payable, subject to phase-out and a current haircut of 80%. Our total risk-weighted assets were $6.62 billion at September 30, 2014.
In July 2013, the federal bank regulators approved the New Capital Rules (as defined and discussed in “Item 1. Business—Supervision and Regulation—Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act. We and our bank will be required to comply with these rules beginning on January 1, 2015, subject to the phase-in of certain provisions. In addition to other changes, the New Capital Rules establish a new common equity Tier 1 capital ratio. At September 30, 2014, calculated on a fully phased-in basis, our common equity Tier 1 capital ratio would have been 10.6%, which exceeds the 4.5% minimum ratio requirement in the rules (and the 7.0% minimum ratio requirement after including the full phase-in of the capital conservation buffer). At September 30, 2014, calculated on a fully phased-in basis, our bank’s common equity Tier 1 capital ratio would have been 11.4%.
The New Capital Rules also make changes to the calculation of Tier 1 capital and total capital, as well as changing the risk weightings associated with calculating our risk weighted assets. We believe the most significant changes from the current risk-based capital guidelines currently applicable to us will be the increased risk weightings for higher-volatility CRE, revolving lines of credit with less than a one year term and on past-due and impaired loans. In addition, our outstanding trust preferred securities will continue to qualify as additional Tier 1 capital under the New Capital Rules until we exceed $15 billion in consolidated total assets. At September 30, 2014, calculated on a fully phased-in basis, our Tier 1 capital ratio calculated under the New Capital Rules was 11.4%, and our bank’s Tier 1 capital ratio calculated under the New Capital Rules was 11.8%. We believe that, as of September 30, 2014, we and our bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if such requirements were then in effect.
The common equity Tier 1 capital and Tier 1 capital ratio calculated under the New Capital Rules for both us and our bank are unaudited, non-GAAP financial measures. These ratios are calculated based on our estimates of the required adjustments under the New Capital Rules to the current regulatory-required calculation of risk-weighted assets and estimates of the application of provisions of the New Capital Rules to be phased in over time. We believe these estimates are reasonable, but they may ultimately be incorrect as we finalize our calculations under the New Capital Rules. A reconciliation our and our bank’s common equity Tier 1 capital and Tier 1 capital ratio calculated under the New Capital Rules at September 30, 2014 to our and our bank’s current regulatory-required Tier 1 capital ratios are presented in the table below:

	September 30, 2014
	Great Western	Great Western Bank
	(dollars in thousands)
Common equity Tier 1 capital:
Total Tier 1 capital	$782,872	$813,874
Less: Trust preferred securities	56,083	—
Total common equity Tier 1 capital	$726,789	$813,874

Risk-weighted assets	$6,618,157	$6,617,170
Add: Net change in risk-weighted assets	260,000	260,000
Basel III risk-weighted assets	$6,878,157	$6,877,170

Current regulatory Tier 1 capital ratio	11.8%	12.3%
Common equity Tier 1 capital ratio	10.6%	11.8%
Basel III Tier 1 capital ratio	11.4%	11.8%

Internal Control Over Financial Reporting
Until our initial public offering in October 2014, we were a wholly owned subsidiary of NAB, and our results have been included in NAB’s consolidated financial statements since NAB acquired us in 2008. As a result, we have historically reported our financial results to NAB under International Financial Reporting Standards (“IFRS”), which were applicable to us as a wholly owned subsidiary of NAB. In accordance with the terms of the Stockholder Agreement we entered into with NAB, we will be required to report our financial results to NAB under IFRS until such time as NAB is no longer required under IFRS to account in its financial statements for its holdings in our business under an equity method of accounting (unless our obligation is terminated earlier by NAB). In addition, as regulated financial institutions, we and our bank have also reported our financial results under GAAP for an extended period of time, as required under the financial reporting regulatory regime applicable to financial institutions and their holding companies in the U.S. We are required to report financial results under GAAP to the Federal Reserve, and our bank is required to report financial results under GAAP to the FDIC and the South Dakota Division of Banking.
As a publicly traded company, we are subject to the financial reporting standards prescribed under GAAP and SEC rules, which are more extensive than the standards applicable to us as a wholly owned subsidiary of NAB prior to our initial public offering. Complying with these heightened financial reporting standards has required us to implement enhancements to the design and operation of our internal control over financial reporting. In the process of preparing additional disclosures required by the SEC for public companies contained within our consolidated financial statements under these requirements in connection with our initial public offering, during the third quarter of fiscal year 2014, we concluded a material weakness existed in the design and operation of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness identified resulted primarily from a lack of sufficient resources and personnel within the accounting function engaged in the preparation and review of our consolidated financial statements and a lack of formal controls and procedures with respect to our internal review of the accuracy and completeness of our application of SEC rules to our consolidated financial statements. The material weakness did not affect our reported net income or stockholder’s equity for any financial reporting period or materially affect our reported total assets and total liabilities for any financial reporting period.
Following identification of the material weakness, we implemented a number of controls and procedures designed to improve our control environment. In particular, we included additional members of our accounting and financial reporting staff in the preparation and review of the consolidated financial statements for the year ended September 30, 2014, and have implemented a more formal preparation and review hierarchy designed to identify and resolve potential errors on a timely basis. We have also contracted with two independent consulting firms to assist us in the preparation of our consolidated financial statements, and we plan to hire and utilize additional experienced, qualified personnel within our financial reporting function in the future to assist with the preparation and review of future financial statements. Although we believe these changes to our control environment will be sufficient to remediate our previously identified material weakness, we believe that further reporting periods are required to confirm the remediation as well as the ongoing effectiveness of the revised control environment. We may be unsuccessful in implementing all remedial measures we may undertake, and these measures may not significantly improve or remediate the material weakness identified in the design and operating effectiveness of our internal control over financial reporting, which, in future periods, could impact our ability to report our financial results accurately or on a timely basis.
More generally, if we are unable to meet the demands that have been placed upon us as a public company, including the requirements of Sarbanes-Oxley, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Sarbanes-Oxley, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Under such circumstances, we may be unable to implement the necessary internal controls in a timely manner, or at all, and future material weaknesses may exist or may be discovered. If we fail to implement the necessary improvements, or if material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the NYSE and could have a material adverse effect on our business, results of operations or financial condition. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.
We have not performed an evaluation of our internal control over financial reporting, as contemplated by Section 404 of Sarbanes-Oxley, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, additional control deficiencies, including additional material weaknesses and significant deficiencies, may have been identified. In addition, the JOBS Act provides that, so long as we qualify as an “emerging growth company,” we will be exempt from the provisions of Section 404(b) of Sarbanes-Oxley, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. We may take advantage of this exemption so long as we qualify as an “emerging growth company.”
Impact of Inflation and Changing Prices
Our financial statements included in this prospectus have been prepared in accordance with GAAP, which requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession generally are not considered. The primary effect of inflation on our operations is reflected in increased operating costs. In our management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.
Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update, or ASU, 2011-11 Disclosures about Offsetting Assets and Liabilities. Under the ASU, an entity is required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. In January 2013, the FASB released ASU 2013-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which amended ASU 2011-11 to specifically include only derivatives accounted for under Topic 815, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement. The disclosure requirements became effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The adoption of these accounting pronouncements did not have a material impact on our consolidated financial statements.
In January 2014, the FASB issued ASU 2014-04 Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The update amends existing literature to eliminate diversity in practice by clarifying and defining when an in substance repossession or foreclosure occurs. The terms “in substance a repossession or foreclosure” and “physical possession” are not currently defined in the accounting literature, resulting in diversity in practice when a creditor derecognizes a loan receivable and recognizes the real estate property collateralizing the loan receivable as an asset. Additionally, the update requires interim and annual disclosures of both the amount of foreclosed residential real estate property and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The update is effective for annual periods and the interim periods within those annual periods beginning after December 15, 2014. The adoption of the update to existing standards is not expected to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), which does not apply to financial instruments. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early application is not permitted. The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures.
Critical Accounting Policies and the Impact of Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for loan losses, credit risks, estimated loan lives, interest rate risk, investments, intangible assets, income taxes, contingencies, litigation and other operational risks. We base these estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Credit Risk Management
Our strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all credit exposures. The strategy also emphasizes diversification on a geographic, industry and customer level; regular credit examinations; and management reviews of loans exhibiting deterioration of credit quality. The credit risk management strategy also includes a credit risk assessment process that performs assessments of compliance with commercial and consumer credit policies, risk ratings, and other critical credit information. Loan decisions are documented with respect to the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements and risk rating rationale.
For purposes of managing credit risk, we separate our loan portfolio into a number of classes, including: commercial non-real estate, agriculture, CRE, residential real estate, consumer and other lending.
The commercial non-real estate lending class includes loans made to small and middle market businesses and loans made to public sector customers. Loans in this class are secured by the operations and cash flows of the borrowers, and any guarantors. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan losses for the commercial non real estate lending class. Key risk characteristics relevant to the commercial non real estate lending class include the industry and geography of the borrower’s business, purpose of the loan, repayment source, borrower’s debt capacity and financial performance, loan covenants and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan losses.
The agriculture lending class includes loans made to small and mid-size agricultural individuals and businesses. Loans in this class are secured by agricultural real estate, production, cash flows and any guarantors. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan losses for the agriculture lending class. Key risk characteristics relevant to the agriculture lending class include the geography of the borrower’s operations, commodity prices and weather patterns, purpose of the loan, repayment source, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan losses.

The CRE lending class includes loans made to small and middle market businesses, including multifamily properties. Loans in this class are secured by CRE. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan losses for the CRE lending class. Key risk characteristics relevant to the CRE lending class include the industry and geography of the borrower’s business, purpose of the loan, repayment source, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan losses.
The residential real estate lending class includes loans made to consumer customers including residential mortgages, residential construction loans and home equity loans and lines. These loans are typically fixed-rate loans secured by residential real estate. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. Home equity lines typically have variable-rate terms that are benchmarked to a prime rate. Historical loss history is the primary factor in determining the allowance for loan losses for the residential real estate lending class. Key risk characteristics relevant to residential real estate lending class loans primarily relate to the borrower’s capacity and willingness to repay and include unemployment rates and other economic factors, and customer payment history. These risk characteristics, among others, are reflected in the environmental factors considered in determining the allowance for loan losses.
The consumer lending class includes loans made to consumer customers including loans secured by automobiles and other installment loans, and the other lending class includes credit card loans and unsecured revolving credit lines. Historical loss history is the primary factor in determining the allowance for loan losses for the consumer and other lending classes. Key risk characteristics relevant to loans in the consumer and other lending classes primarily relate to the borrower’s capacity and willingness to repay and include unemployment rates and other economic factors, and customer payment history. These risk characteristics, among others, are reflected in the environmental factors considered in determining the allowance for loan losses.
We classify all non-consumer loans by credit quality ratings. These ratings are Pass, Watch, Substandard, Doubtful, and Loss. Loans with a Pass and Watch rating represent those loans not classified on our rating scale for problem credits, with loans with a Watch rating being monitored and updated at least quarterly by management. Substandard loans are those where a well-defined weakness has been identified that may put full collection of contractual cash flows at risk. Doubtful loans are those where a well-defined weakness has been identified and a loss of contractual cash flows is known. Substandard and doubtful loans are monitored and updated monthly. All loan risk ratings are updated and monitored on a continuous basis. We generally do not risk rate consumer loans unless a default event such as bankruptcy or extended nonperformance takes place. Alternatively, standard credit scoring systems are used to assess credit risks of consumer loans.
Allowance for Loan Losses and Unfunded Commitments
We maintain an allowance for loan losses at a level management believes is appropriate to reserve for credit losses inherent in our loan portfolio. The allowance for loan losses is determined based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies and other credit risk indicators, that is inherently subjective.
We consider the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. In addition, consideration is given to concentration risks associated with the various loan portfolios and current economic conditions that might impact the portfolio. We also consider changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry, or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors, such as changes in unemployment rates, gross domestic product and consumer bankruptcy filings.
All of these estimates are susceptible to significant change. Changes to the allowance for loan losses are made by charges to the provision for loan losses, which is reflected in the consolidated statement of comprehensive income. Loans deemed to be uncollectible are charged off against the allowance for loan losses. Recoveries of amounts previously charged-off are credited to the allowance for loan losses.
The allowance for loan losses consists of reserves for probable losses that have been identified related to specific borrowing relationships that are individually evaluated for impairment, which we refer to in this prospectus as the “specific reserve,” as well as probable losses inherent in our loan portfolio that are not specifically identified, which we refer to in this prospectus as the “collective reserve.”

The specific reserve relates to impaired loans. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. Specific reserves are determined on a loan-by-loan basis based on management’s best estimate of our exposure, given the current payment status of the loan, the present value of expected payments, and the value of any underlying collateral. Impaired loans also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Generally, the impairment related to troubled debt restructurings is measured based on the fair value of the collateral, less cost to sell, or the present value of expected payments relative to the unpaid principal balance. If the impaired loan is identified as collateral dependent, then the fair value of the collateral method of measuring the amount of the impairment is used. This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the appraised value, if necessary, and including costs to sell.
Management’s estimate for collective reserves reflects losses incurred in the loan portfolio as of the consolidated balance sheet reporting date. Incurred loss estimates are primarily based on historical loss experience and portfolio mix. Incurred loss estimates may be adjusted to reflect current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and/or significant policy and underwriting changes.
While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in performing the estimates.
Unfunded residential mortgage loan commitments entered into in connection with mortgage loans to be held for sale are considered derivatives and recorded at fair value on the consolidated balance sheet with changes in fair value recorded in other interest income. All other unfunded loan commitments are generally related to providing credit facilities to customers and are not considered derivatives. For purchased loans, the fair value of the unfunded credit commitments is considered in determination of the fair value of the loans recorded at the date of acquisition. Reserves for credit exposure on all other unfunded credit commitments are recorded in other liabilities.
FDIC Indemnification Asset and Clawback Liability
We entered into two loss-sharing agreements with the FDIC in connection with our FDIC-assisted acquisition of TierOne Bank, one covering certain single family residential mortgage loans and one covering commercial loans and other assets. The agreements cover a portion of realized losses on loans, foreclosed real estate and certain other assets. We have recorded assets on the consolidated balance sheets—that is, indemnification assets—representing estimated future amounts recoverable from the FDIC.
Fair values of loans covered by the loss-sharing agreements at the acquisition date were estimated based on projected cash flows available based on the expected probability of default, default timing and loss given default, the expected reimbursement rates (generally 80%) from the FDIC and other relevant terms of the loss-sharing agreements. The initial fair value was established by discounting these expected cash flows with a market discount rate for instruments with like maturity and risk characteristics.
The loss-sharing assets are measured separately from the related loans and foreclosed real estate and recorded as an FDIC indemnification asset on the consolidated balance sheets because they are not contractually embedded in the loans and are not transferrable with the loans should we choose to dispose of them. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses reduce the carrying amount of the loss-sharing assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, also reduce the carrying amount of the loss-sharing assets. Additional expected losses, to the extent such expected losses result in the recognition of an allowance for loan losses, increase the carrying amount of the loss-sharing assets. The corresponding accretion or amortization is recorded as a component of interest income on the consolidated statements of comprehensive income. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.
As part of the loss-sharing agreements, we also assumed a liability, which we refer to as the FDIC Clawback Liability, to be paid within 45 days subsequent to the maturity or termination of the loss-sharing agreements that is contingent upon actual losses incurred over the life of the agreements relative to expected losses considered in the consideration paid at acquisition date and the amount of losses reimbursed to us under the loss-sharing agreements. The liability was recorded at fair value as of the acquisition date. The fair value was based on a discounted cash flow calculation that considered the formula defined in the loss-sharing agreements and projected losses. The difference between the fair value at acquisition date and the projected losses is amortized through other noninterest expense. As projected losses and reimbursements are updated, as described above, the FDIC Clawback Liability is adjusted and a gain or loss is recorded in other noninterest expense.
Goodwill
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. Goodwill is evaluated annually for impairment on the basis of a single reportable segment, consistent with how we prepare and evaluate our financial results. We perform our impairment evaluation in the fourth quarter of each fiscal year. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill are not recognized in the consolidated financial statements.
Core Deposits and Other Intangibles
Intangible assets consist of core deposits, brand intangible, customer relationships and other intangibles. Core deposits represent the identifiable intangible value assigned to core deposit bases arising from purchase acquisitions. Brand intangible represents the value associated with our bank’s charter and our name. Customer relationships intangible represents the identifiable intangible value assigned to customer relationships arising from a purchase acquisition. Other intangibles represent contractual franchise arrangements under which the franchiser grants the franchisee the right to perform certain functions within a designated geographical area.
The methods and lives used to amortize intangible assets are as follows:

Intangible	Method	Years
Core deposit	Straight-line or effective yield	4.75–6.20
Brand intangible	Straight-line	15
Customer relationships	Straight-line	8.5
Other intangibles	Straight-line	5

Intangible assets are evaluated for impairment if indicators of impairment are identified.
Income Taxes
We file a consolidated income tax return with our bank. Income taxes are allocated pursuant to a tax-sharing arrangement, whereby we pay federal and state income taxes as if we were filing on a standalone basis. Income tax expense includes two components: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over income. We determine deferred income taxes using the liability, or balance sheet, method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
Liabilities related to uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination (including upon resolution of the related appeals or litigation processes, if any). References to “more likely than not” refer to a likelihood of more than 50 percent. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.
The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.
We recognize interest and/or penalties related to income tax matters in other interest and noninterest expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk is interest rate risk, which is defined as the risk of loss of net interest income or net interest margin because of changes in interest rates.
We seek to measure and manage the potential impact of interest rate risk. Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or re-price at different times, on a different basis or in unequal amounts. Interest rate risk also arises when our assets, liabilities and off-balance sheet contracts each respond differently to changes in interest rates, including as a result of explicit and implicit provisions in agreements related to such assets and liabilities and in off-balance sheet contracts that alter the applicable interest rate and cash flow characteristics as interest rates change. The two primary examples of such provisions that we are exposed to are the duration and rate sensitivity associated with indeterminate-maturity deposits (e.g., non-interest-bearing checking accounts, NOW accounts, savings accounts and MMDAs) and the rate of prepayment associated with fixed-rate lending and mortgage-backed securities. Interest rates may also affect loan demand, credit losses, mortgage origination volume and other items affecting earnings.
Our management of interest rate risk is overseen by our bank’s asset and liability committee based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure sets limits and management targets, calculated monthly, for various metrics, including our economic value sensitivity, our economic value of equity and net interest income simulations involving parallel shifts in interest rate curves, steepening and flattening yield curves, and various prepayment and deposit duration assumptions. Our risk management infrastructure also requires a periodic review of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates based on historical analysis, non-interest-bearing and interest-bearing demand deposit durations based on historical analysis, and the targeted investment term of capital.
We manage the interest rate risk associated with our interest-bearing liabilities by managing the interest rates and tenors associated with our borrowings from the FHLB and deposits from our customers that we rely on for funding. In particular, from time to time we use special offers on deposits to alter the interest rates and tenors associated with our interest-bearing liabilities. We manage the interest rate risk associated with our interest-earning assets by managing the interest rates and tenors associated with our investment and loan portfolios, from time to time purchasing and selling investment securities and selling residential mortgage loans in the secondary market.
We rely on interest rate swaps to hedge our interest rate exposure on commercial non-real estate, CRE and agricultural loans with fixed interest rates of more than 5 years, such as our tailored business loans. As of September 30, 2014, we had a notional amount of $978.3 million of interest rate swaps outstanding. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.
We do not engage in speculative trading activities relating to interest rates, foreign exchange rates, commodity prices, equities or credit.
We do not maintain a portfolio of mortgage servicing rights.
Evaluation of Interest Rate Risk
We use a net interest income simulation model to measure and evaluate potential changes in our net interest income. We run various hypothetical interest rate scenarios at least monthly and compare these results against a scenario with no changes in interest rates. Our net interest income simulation model incorporates various assumptions, which we believe are reasonable but which may have a significant impact on results such as: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) re-pricing characteristics for market-rate-sensitive instruments on and off balance sheet, (4) differing sensitivities of financial instruments due to differing underlying rate indices, (5) varying loan prepayment speeds for different interest rate scenarios, (6) the effect of interest rate limitations in our assets, such as floors and caps, (7) the effect of our interest rate swaps, and (8) overall growth and repayment rates and product mix of assets and liabilities. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather as a means to better plan and execute appropriate asset-liability management strategies and manage our interest rate risk.

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2014 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Net Interest Income
Change in Market Interest Rates as of September 30, 2014	Fiscal Year Ending September 30, 2015	Fiscal Year Ending September 30, 2016
Immediate Shifts
+400 basis points	14.20%	7.63%
+300 basis points	10.65%	5.90%
+200 basis points	7.00%	4.08%
+100 basis points	3.32%	2.20%
-100 basis points	(1.650)%	(2.140)%

Gradual Shifts
+400 basis points	1.95%
+300 basis points	1.23%
+200 basis points	0.57%
+100 basis points	0.01%
-100 basis points	(0.390)%

We primarily use interest rate swaps to ensure that long-term fixed-rate loans are effectively re-priced as short-term rates change, which we believe would allow us to achieve these results.  The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, our net interest income might vary significantly. Non-parallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads, would also cause our net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term liabilities re-price faster than expected or faster than our assets re-price. Actual results could differ from those projected if we grow assets and liabilities faster or slower than estimated, if we experience a net outflow of deposit liabilities or if our mix of assets and liabilities otherwise changes. Actual results could also differ from those projected if we experience substantially different repayment speeds in our loan portfolio than those assumed in the simulation model. Finally, these simulation results do not contemplate all the actions that we may undertake in response to potential or actual changes in interest rates, such as changes to our loan, investment, deposit, funding or hedging strategies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholder of
Great Western Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of Great Western Bancorp, Inc. (the "Company") as of September 30, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Western Bancorp, Inc. at September 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Chicago, Illinois
December 12, 2014

GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30,
	2014	2013
Assets
Cash and due from banks	$256,639	$282,157
Securities	1,341,242	1,480,449
Investment in affiliates	1,683	1,683
Loans, net of allowance for loan losses of $47,518 and $55,864 in 2014 and 2013, respectively (includes $234,036 and $347,408 of loans covered by FDIC loss share agreements in 2014 and 2013, respectively, $985,411 and $841,862 of loans and written loan commitments at fair value under the fair value option in 2014 and 2013, respectively, and $10,381 and $8,271 of loans held for sale in 2014 and 2013, respectively)	6,739,949	6,306,809
Premises and equipment	103,707	114,380
Accrued interest receivable	42,609	41,065
Other repossessed property (includes $10,628 and $24,412 of property covered under FDIC loss share agreements in 2014 and 2013, respectively)	49,580	57,422
FDIC indemnification asset	26,678	45,690
Goodwill	697,807	697,807
Core deposits and other intangibles	14,229	30,444
Net deferred tax assets	44,703	32,626
Other assets	52,603	43,726
Total assets	$9,371,429	$9,134,258
Liabilities and stockholder’s equity
Deposits:
Noninterest-bearing	$1,303,015	$1,199,427
Interest-bearing	5,749,165	5,748,781
Total deposits	7,052,180	6,948,208
Securities sold under agreements to repurchase	161,687	217,562
FHLB advances and other borrowings	575,094	390,607
Related party notes payable	41,295	41,295
Subordinated debentures	56,083	56,083
Fair value of derivatives	13,092	1,526
Accrued interest payable	5,273	6,790
Income tax payable	4,915	12,390
Accrued expenses and other liabilities	40,720	42,583
Total liabilities	7,950,339	7,717,044
Stockholder’s equity
Common stock, $0.01 par value, authorized 500,000,000 shares; issued and outstanding 2014 and 2013-57,886,114 shares	579	579
Additional paid-in capital	1,260,124	1,260,124
Retained earnings	166,544	163,592
Accumulated other comprehensive income (loss)	(6,157)	(7,081)
Total stockholder’s equity	1,421,090	1,417,214
Total liabilities and stockholder’s equity	$9,371,429	$9,134,258
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Share and Per Share Data)

	Years Ended September 30,
	2014	2013	2012
Interest and dividend income
Loans	$318,259	$264,333	$310,182
Taxable securities	26,363	28,552	32,581
Nontaxable securities	80	127	180
Dividends on securities	968	909	1,030
Federal funds sold and other	455	336	331
Total interest and dividend income	346,125	294,257	344,304

Interest expense
Deposits	25,764	33,117	44,416
Securities sold under agreements to repurchase	600	644	1,014
FHLB advances and other borrowings	3,452	3,103	3,098
Related party notes payable	921	950	1,007
Subordinated debentures and other	1,315	1,347	1,436
Total interest expense	32,052	39,161	50,971

Net interest income	314,073	255,096	293,333

Provision for loan losses	684	11,574	30,145

Net interest income after provision for loan losses	313,389	243,522	263,188

Noninterest income
Service charges and other fees	40,204	41,692	38,937
Net gain on sale of loans	5,539	13,724	11,794
Casualty insurance commissions	1,073	1,426	1,383
Investment center income	2,417	3,137	1,847
Net gain on sale of securities	90	917	7,305
Trust department income	3,738	3,545	3,241
Gain on acquisition of business	—	—	3,950
Other	4,993	10,463	13,696
Total noninterest income	58,054	74,904	82,153

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Share and Per Share Data)

	Years Ended September 30,
	2014	2013	2012
Noninterest expense
Salaries and employee benefits	$95,105	$100,660	$97,689
Occupancy expenses, net	17,526	18,532	17,366
Data processing	19,548	18,980	15,270
Equipment expenses	4,350	4,518	5,438
Advertising	4,746	6,267	8,169
Communication expenses	4,510	4,609	4,826
Professional fees	12,233	12,547	13,049
Derivatives, net (gain) loss	11,922	(40,305)	19,369
Net (gain) loss from sale of repossessed property and other assets	(2,451)	(2,788)	(6,822)
Amortization of core deposits and other intangibles	16,215	19,290	19,646
Other	28,440	25,975	34,188
Total noninterest expense	212,144	168,285	228,188
Income before income taxes	159,299	150,141	117,153
Provision for income taxes	54,347	53,898	44,158
Net income	$104,952	$96,243	$72,995
Other comprehensive income (loss)—change in net unrealized gain (loss) on securities available-for-sale (net of deferred income tax (expense) benefit of $(386), 15,376 and $(1,502) in 2014, 2013 and 2012 respectively)	924	(26,192)	2,569
Comprehensive income	$105,876	$70,051	$75,564
Earnings per common share
Weighted average shares outstanding	57,886,114	57,886,114	57,886,114
Earnings per share	$1.81	$1.66	$1.26

Dividends per share
Dividends issued	$102,000	$41,400	$41,800
Dividends per share	$1.76	$0.72	$0.72

See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statement of Stockholder’s Equity
(In Thousands, Except Per Share Data)
Years Ended September 30, 2014, 2013, and 2012

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2011		$579	$1,260,124	$77,554	$16,542	$1,354,799
Net income	$72,995	—	—	72,995	—	72,995
Other comprehensive income, net of tax:
Net change in net unrealized gain (loss) on securities available for sale	2,569	—	—	—	2,569	2,569
Comprehensive income	$75,564
Cash dividends paid: Common stock, $0.72 per share		—	—	(41,800)	—	(41,800)
Balance, September 30, 2012		$579	$1,260,124	$108,749	$19,111	$1,388,563
Net income	$96,243	—	—	96,243	—	96,243
Other comprehensive income, net of tax:
Net change in net unrealized gain (loss) on securities available for sale	(26,192)	—	—	—	(26,192)	(26,192)
Comprehensive income	$70,051
Cash dividends paid:
Common stock, $0.72 per share		—	—	(41,400)	—	(41,400)
Balance, September 30, 2013		$579	$1,260,124	$163,592	$(7,081)	$1,417,214
Net income	$104,952	—	—	104,952	—	104,952
Other comprehensive income, net of tax:
Net change in net unrealized gain (loss) on securities available for sale	924	—	—	—	924	924
Comprehensive income	$105,876
Cash dividends paid:
Common stock, $1.76 per share		—	—	(102,000)	—	(102,000)
Balance, September 30, 2014		$579	$1,260,124	$166,544	$(6,157)	$1,421,090

See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended September 30,
	2014	2013	2012
Operating activities
Net income	$104,952	$96,243	$72,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,770	43,764	47,333
Net gain on sale of securities	(90)	(917)	(7,305)
Net gain on sale of loans	(5,539)	(13,724)	(11,794)
Net loss on sale of premises and equipment	3,280	632	—
Net gain from sale of repossessed assets and other assets	(2,451)	(2,788)	(6,822)
Gain on acquisition of business	—	—	(3,950)
Provision for loan losses	684	11,574	30,145
Provision for repossessed assets	9,688	4,028	13,820
Proceeds from FDIC indemnification claims	8,914	5,284	57,090
Originations of residential real estate loans held-for-sale	(216,361)	(429,009)	(420,491)
Proceeds from sales of residential real estate loans held-for-sale	219,790	463,730	428,797
Net deferred income taxes	(12,463)	(6,088)	(14,719)
Changes in:
Accrued interest receivable	(1,544)	(329)	(3,326)
Other assets	(1,721)	(2,931)	15,005
FDIC indemnification asset	10,098	17,689	573
FDIC clawback liability	1,153	1,202	(1,284)
Accrued interest payable and other liabilities	(441)	(35,519)	21,653
Net cash provided by operating activities	152,719	152,841	217,720
Investing activities
Purchase of securities available for sale	(222,711)	(520,929)	(874,857)
Proceeds from sales and maturities of securities available for sale	354,399	567,931	858,709
Proceeds from sale of mortgage servicing rights	—	—	510
Net increase in loans	(465,217)	(308,696)	(753,714)
Purchase of premises and equipment	(4,978)	(3,318)	(12,451)
Proceeds from sale of premises and equipment	2,736	5,163	2,567
Proceeds from sale of other assets	34,107	45,877	118,834
Purchase of FHLB stock	(7,157)	(1,967)	(6,716)
Business acquisitions, net of cash acquired	—	—	(23,014)
Net cash used in investing activities	(308,821)	(215,939)	(690,132)
Financing activities
Net increase in deposits	103,972	63,693	254,100
Net increase (decrease) in securities sold under agreements to repurchase	(55,875)	(18,009)	20,923
Proceeds from FHLB advances and other borrowings	184,487	84,986	132,078
Net decrease in note payable to NAB	—	—	(7,000)
Dividends paid	(102,000)	(41,400)	(41,800)
Net cash provided by financing activities	130,584	89,270	358,301
Net increase (decrease) in cash and due from banks	(25,518)	26,172	(114,111)
Cash and due from banks, beginning of year	282,157	255,985	370,096
Cash and due from banks, end of year	$256,639	$282,157	$255,985
Supplemental disclosures of cash flows information
Cash payments for interest	$33,570	$43,832	$51,502
Cash payments for income taxes	$75,695	$58,599	$51,249
Supplemental schedules of noncash investing and financing activities
Loans transferred to repossessed assets and other assets	$(33,502)	$(28,980)	$(62,158)
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Great Western Bancorp, Inc. (the “Company”) is a bank holding company organized under the laws of Delaware. The primary business of the Company is ownership of its wholly owned subsidiary, Great Western Bank (the “Bank”). The Bank is a full-service regional bank focused on relationship-based business and agri-business banking in Arizona, Colorado, Iowa, Kansas, Missouri, Nebraska, and South Dakota. The Company and the Bank are subject to the regulation of certain federal and/or state agencies and undergo periodic examinations by those regulatory authorities. Substantially all of the Company’s income is generated from banking operations. The Company is a wholly owned indirect subsidiary of National Australia Bank Limited (“NAB”) at September 30, 2014.
Segment Reporting
The “Segment Reporting” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a holding company for a regional bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized and does not allocate resources around discernible lines of business or geographies and prefers to work as an integrated unit to customize solutions for its customers, with business line and geographic emphasis and product offerings changing over time as needs and demands change. Therefore, the Company only reports one segment, which is consistent with the Company’s preparation of financial information that is evaluated regularly by management in deciding how to allocate resources and assess performance.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts and results of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Certain items in prior periods have been reclassified to conform to the current presentation.
Subsequent Events
In July 2014, NAB formed the Company, as a wholly owned direct subsidiary of National Americas Holdings LLC, an indirect wholly owned subsidiary of NAB. In October 2014, a series of formation transactions were undertaken whereby the Company acquired Great Western Bancorporation, Inc. (“GWBI”), the former holding company of the Bank, for its carrying value from National Americas Investment, Inc., a wholly owned direct subsidiary of National Americas Holdings LLC, and GWBI was merged with and into the Company, with the Company continuing as the surviving corporation and succeeding to all of the assets, liabilities and business of GWBI. Prior to the formation transactions, the Company held no assets other than a $100 equity contribution, and the Company had not engaged in any business or other activities other than in connection with its formation and as the registrant for an initial public offering of common stock. Because GWBI and the Company were under common control at the time of the formation transactions, the Company’s acquisition of GWBI was accounted for as a transaction among entities under common control. The accompanying consolidated financial statements give effect retrospectively to the combination of the Company, GWBI and the Bank for all periods presented.
In addition, the Company’s certificate of incorporation was amended on October 17, 2014 to give effect to a 578,861.14-for-1 split of its common stock, resulting in 57,886,114 shares of common stock being issued and outstanding. The consolidated financial statements give effect retrospectively to the stock split.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

On October 20, 2014, the Company completed an initial public offering (“IPO”) of 18,400,000 shares of its 57,886,114 outstanding shares of common stock.  All of the shares sold in the offering were shares beneficially owned by NAB.  NAB continues to beneficially own 39,486,114 shares of our common stock.  NAB received all of the net proceeds of $312.16 million from the sale of the shares of common stock sold in the offering.  The 18,400,000 shares sold in the offering are listed on the New York Stock Exchange (“NYSE”) under the symbol GWB.

On September 26, 2014, the Board of Directors adopted, and on October 10, 2014 our shareholder, approved the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”), the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan (the “2014 Director Plan”), and the Great Western Bancorp, Inc. Executive Incentive Compensation Plan (the “Bonus Plan”).  Upon completion of our IPO, the Company granted a total of 216,724 shares of our common stock underlying performance stock units and 65,834 shares of our common stock underlying restricted stock units to certain of our employees. Additionally, a total of 6,666 shares of our common stock underlying performance stock units and 12,221 shares of our common stock underlying restricted stock units were granted to our independent non-employee directors and a non-employee director of our bank.

The Company evaluated subsequent events through the date its consolidated financial statements were issued. Other than those events described above, there were no other material events that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations” (“ASC 805”). The Company recognizes the fair value of the assets acquired and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. There is no separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit related factors are incorporated directly into the fair value of the loans recorded at the acquisition date. The excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. Alternatively, a bargain purchase gain is recorded equal to the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid.
Results of operations of the acquired business are included in the consolidated statements of comprehensive income from the effective date of acquisition.
Cash and Due From Banks
For purposes of the consolidated statements of cash flows, management has defined cash and cash equivalents to include cash on hand, amounts due from banks (including cash items in process of clearing), and amounts held at other financial institutions with an initial maturity of 90 days or less.
Securities
The Company classifies securities upon purchase in one of three categories: trading, held-to-maturity, or available-for-sale. Debt and equity securities held for resale are classified as trading. Debt securities for which the Company has the ability and positive intent to hold until maturity are classified as held-to-maturity. All other securities are classified as available-for-sale as they may be sold prior to maturity in response to changes in the Company’s interest rate risk profile, funding needs, demand for collateralized deposits by public entities or other reasons.
Held-to-maturity securities are stated at amortized cost, which represents actual cost adjusted for premium amortization and discount accretion. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of related taxes, included in stockholder’s equity as a component of accumulated other comprehensive income (loss).
Trading securities are stated at fair value. Realized and unrealized gains and losses from sales and fair value adjustments of trading securities are included in other noninterest income in the consolidated statements of comprehensive income.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Purchases and sales of securities are recognized on a trade date basis. The cost of securities sold is based on the specific identification method.
Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are recognized in earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an other-than-temporary impairment loss is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.
Interest and dividends, including amortization of premiums and accretion of discounts, are recognized as interest or dividend income when earned. Realized gains and losses on sales (using the specific identification method) and declines in value judged to be other-than-temporary are included in noninterest income in the consolidated statements of comprehensive income (loss).
Federal Home Loan Bank Stock
Investments in the Federal Home Loan Bank (“FHLB”) stock are restricted as to redemption and are carried at cost. Investments in FHLB stock are reviewed regularly for possible other-than-temporary impairment, and the cost basis of this investment is reduced by any declines in value determined to be other-than-temporary.
Loans
The Company’s accounting method for loans differs depending on whether the loans were originated or purchased and, for purchased loans, whether the loans were acquired at a discount related to evidence of credit deterioration since date of origination.
Originated Loans
Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are reported at their outstanding principal balance, adjusted for charge-offs, the allowance for loan losses, and any unamortized deferred fees or costs. Other fees, not associated with originating a loan are recognized as fee income when earned.
Interest income on loans is accrued daily on the outstanding balances. Accrual of interest is discontinued when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful. Generally, when loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectability of principal and interest.
The Company has elected to measure certain long-term loans and written loan commitments at fair value to assist in managing interest rate risk for longer-term loans. Fair value loans are fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) to our business and agribusiness banking customers to assist them in facilitating their risk management strategies. The fair value option was elected upon the origination or acquisition of these loans and written loan commitments. Interest income is recognized in the same manner on loans reported at fair value as on non-fair value loans, except in regard to origination fees and costs which are recognized immediately upon closing. The changes in fair value of long-term loans and written loan commitments at fair value are reported in loan interest income.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

For loans held for sale, loan fees charged or received on origination, net of certain direct loan origination costs, are recognized in income when the related loan is sold. For loans held for investment, loan fees, net of certain direct loan origination costs, are deferred, and the net amount is amortized as an adjustment of the related loan’s yield. The Company is generally amortizing these amounts over the contractual lives of the loans. Commitment fees are recognized as income when received.
The Company grants commercial, agricultural, consumer, residential real estate, and other loans to customers primarily in Arizona, Colorado, Iowa, Kansas, Missouri, Nebraska, and South Dakota. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower. Collateral held varies but includes accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial and agricultural properties. Government guarantees are also obtained for some loans, which reduces the Company’s risk of loss.
Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. Loans held for sale include fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within 45 days. These loans are sold with the mortgage servicing rights released. Under limited circumstances, buyers may have recourse to return a purchased loan to the Company. Recourse conditions may include early payment default, breach of representation or warranties, or documentation deficiencies.
Fair value of loans held for sale is determined based on prevailing market prices for loans with similar characteristics, sale contract prices, or, for certain portfolios, discounted cash flow analyses. Declines in fair value below cost (and subsequent recoveries) are recognized in net gain on sale of loans. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold. Gains or losses on sales are recognized upon delivery and included in net gain on sale of loans.
Purchased Loans
Loans acquired (non-impaired and impaired) in a business acquisition are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.
In determining the acquisition date fair value of purchased loans with evidence of credit deterioration (“purchased impaired loans”), and in subsequent accounting, the Company generally aggregates impaired purchased consumer and certain smaller balance impaired commercial loans into pools of loans with common risk characteristics, while accounting for larger-balance impaired commercial loans individually. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level-yield method.
Management estimates the cash flows expected to be collected at acquisition and at subsequent measurement dates using internal risk models, which incorporate the estimate of key assumptions, such as default rates, loss severity, and prepayment speeds. Subsequent to the acquisition date, decreases in cash flows over those expected at the acquisition date are recognized by recording an allowance for loan losses. Subsequent increases in cash flow over those expected at the acquisition date are recognized as reductions to allowance for loan losses to the extent impairment was previously recognized and thereafter as interest income prospectively.
For purchased loans not deemed impaired at the acquisition date, the difference between the fair value of the loans and the expected cash flows of the loans at acquisition date is recognized in interest income on a level-yield method over the life of the loans. Credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discounts.
Credit Risk Management
The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all credit exposures. The strategy also emphasizes diversification on a geographic, industry, and customer level; regular credit examinations; and management reviews of loans exhibiting deterioration of credit quality. The credit risk management strategy also includes a credit risk assessment process that performs assessments of compliance with commercial and consumer credit policies, risk ratings, and other critical credit information. Loan decisions are

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

documented with respect to the borrower’s business, purpose of the loan, evaluation of the repayment source, and the associated risks, evaluation of collateral, covenants and monitoring requirements, and risk rating rationale.
The Company categorizes its loan portfolio into six classes, which is the level at which it develops and documents a systematic methodology to determine the allowance for loan losses.
The Company’s six loan portfolio classes are residential real estate, commercial real estate, commercial non real estate, agriculture, consumer and other lending.
The residential real estate lending class includes loans made to consumer customers including residential mortgages, residential construction loans and home equity loans and lines. These loans are typically fixed rate loans secured by residential real estate. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. Home equity lines typically have variable rate terms which are benchmarked to a prime rate. Historical loss history is the primary factor in determining the allowance for loan losses for the residential real estate lending class. Key risk characteristics relevant to residential real estate lending class loans primarily relate to the borrower’s capacity and willingness to repay and include unemployment rates and other economic factors, and customer payment history. These risk characteristics, among others, are reflected in the environmental factors considered in determining the allowance for loan losses.
The commercial real estate lending class includes loans made to small and middle market businesses, including multifamily properties. Loans in this class are secured by commercial real estate. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan losses for the commercial real estate lending class. Key risk characteristics relevant to the commercial real estate lending class include the industry and geography of the borrower’s business, purpose of the loan, repayment source, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan losses.

The commercial non real estate lending class includes loans made to small and middle market businesses, and loans made to public sector customers. Loans in this class are secured by the operations and cash flows of the borrowers, and any guarantors. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan losses for the commercial non real estate lending class. Key risk characteristics relevant to the commercial non real estate lending class include the industry and geography of the borrower’s business, purpose of the loan, repayment source, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan losses.
The agriculture lending class includes loans made to small and mid-size agricultural individuals and businesses. Loans in this class are secured by agricultural real estate, production, and cash flows, and any guarantors. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan losses for the agriculture lending class. Key risk characteristics relevant to the agriculture lending class include the geography of the borrower’s operations, commodity prices and weather patterns, purpose of the loan, repayment source, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan losses.
The consumer lending class includes loans made to consumer customers including loans secured by automobiles and other installment loans, and the other lending class includes credit card loans and unsecured revolving credit lines. Historical loss history is the primary factor in determining the allowance for loan losses for the consumer and other lending classes. Key risk characteristics relevant to loans in the consumer and other lending classes primarily relate to the borrower’s capacity and willingness to repay and include unemployment rates and other economic factors, and customer payment history. These risk characteristics, among others, are reflected in the environmental factors considered in determining the allowance for loan losses.
The Company classifies all non-consumer loans by credit quality ratings. These ratings are Pass, Watch, Substandard, Doubtful, and Loss. Loans with a Pass and Watch rating represent those loans not classified on the Company’s rating scale for problem credits, with loans with a Watch rating being monitored and updated at least quarterly by management. Substandard loans are those where a well-defined weakness has been identified that may put full collection of contractual cash flows at risk. Doubtful loans are those where a well-defined weakness has been identified and a loss of contractual cash flows is known. Substandard and doubtful loans are

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

monitored and updated monthly. All loan risk ratings are updated and monitored on a continuous basis. The Company generally does not risk rate consumer loans unless a default event such as bankruptcy or extended nonperformance takes place. Alternatively, standard credit scoring systems are used to assess credit risks of consumer loans.
Allowance for Loan Losses (“ALL”) and Unfunded Commitments
The Company maintains an allowance for loan losses at a level management believes is appropriate to reserve for credit losses inherent in our loan portfolio. The allowance for loan losses is determined based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies, and other credit risk indicators, which is inherently subjective.
The Company considers the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. In addition, consideration is given to concentration risks associated with the various loan portfolios and current economic conditions that might impact the portfolio. The Company also considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry, or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors, such as changes in unemployment rates, gross domestic product, and consumer bankruptcy filings.
All of these estimates are susceptible to significant change. Changes to the allowance for loan losses are made by charges to the provision for loan losses, which is reflected in the consolidated statements of comprehensive income. Loans deemed to be uncollectible are charged off against the allowance for loan losses. Recoveries of amounts previously charged-off are credited to the allowance for loan losses.
The allowance for loan losses consist of reserves for probable losses that have been identified related to specific borrowing relationships that are individually evaluated for impairment (“specific reserve”), as well as probable losses inherent in our loan portfolio that are not specifically identified (“collective reserve”).
The specific reserve relates to impaired loans. A loan is impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. Specific reserves are determined on a loan-by-loan basis based on management’s best estimate of the Company’s exposure, given the current payment status of the loan, the present value of expected payments, and the value of any underlying collateral. Impaired loans also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection. Generally, the impairment related to troubled debt restructurings is measured based on the fair value of the collateral, less cost to sell, or the present value of expected payments relative to the unpaid principal balance. If the impaired loan is identified as collateral dependent, then the fair value of the collateral method of measuring the amount of the impairment is utilized. This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the appraised value, if necessary, and including costs to sell.
Management’s estimate for collective reserves reflects losses incurred in the loan portfolio as of the consolidated balance sheet reporting date. Incurred loss estimates primarily are based on historical loss experience and portfolio mix. Incurred loss estimates may be adjusted to reflect current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and/or significant policy and underwriting changes.
While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in performing the estimates.
Unfunded residential mortgage loan commitments entered into in connection with mortgage loans to be held for sale are considered derivatives and recorded at fair value on the consolidated balance sheets with changes in fair value recorded in other interest income. All other unfunded loan commitments are generally related to providing credit facilities to customers and are not considered derivatives. For purchased loans, the fair value of the unfunded credit commitments is considered in determination of the fair value of the loans recorded at the date of acquisition. Reserves for credit exposure on all other unfunded credit commitments are recorded in other liabilities on the consolidated balance sheets. We maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

FDIC Indemnification Asset and Clawback Liability
In conjunction with a Federal Deposit Insurance Corporation (“FDIC”)-assisted transaction of TierOne Bank in 2010, the Company entered into two loss share agreements with the FDIC, one covering certain single family residential mortgage loans and one covering commercial loans and other assets, with claim periods ending June 2020 and June 2015, respectively. The agreements cover a portion of realized losses on loans, foreclosed real estate and certain other assets. The Company has recorded assets on the consolidated balance sheets (i.e., indemnification assets) representing estimated future amounts recoverable from the FDIC.
Fair values of loans covered by the loss sharing agreements at the acquisition date were estimated based on projected cash flows available based on the expected probability of default, default timing and loss given default, the expected reimbursement rates (generally 80%) from the FDIC and other relevant terms of the loss sharing agreements. The initial fair value was established by discounting these expected cash flows with a market discount rate for instruments with like maturity and risk characteristics.
The loss share assets are measured separately from the related loans and foreclosed real estate and recorded as an FDIC indemnification asset on the consolidated balance sheets because they are not contractually embedded in the loans and are not transferrable with the loans should the Company choose to dispose of them. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses reduce the carrying amount of the loss share assets. Reductions to expected losses on covered assets, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, also reduce the carrying amount of the loss share assets. The rate of accretion of the indemnification asset discount included in interest income slows to mirror the accelerated accretion of the loan discount. Additional expected losses on covered assets, to the extent such expected losses result in the recognition of an allowance for loan losses, increase the carrying amount of the loss share assets. A related increase in the value of the indemnification asset up to the amount covered by the FDIC is calculated based on the reimbursement rates from the FDIC and is included in other noninterest income. The corresponding loan accretion or amortization is recorded as a component of interest income on the consolidated statements of comprehensive income. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.
As part of the loss sharing agreements, the Company also assumed a liability (“FDIC Clawback Liability”) to be paid within 45 days subsequent to the maturity or termination of the loss sharing agreements that is contingent upon actual losses incurred over the life of the agreements relative to expected losses considered in the consideration paid at acquisition date and the amount of losses reimbursed to the Company under the loss sharing agreements. The liability was recorded at fair value as of the acquisition date. The fair value was based on a discounted cash flow calculation that considered the formula defined in the loss sharing agreements and projected losses. The difference between the fair value at acquisition date and the projected losses is amortized through other noninterest expense. As projected losses and reimbursements are updated, as described above, the FDIC Clawback Liability is adjusted and a gain or loss is recorded in other noninterest expense.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Costs incurred for maintenance and repairs are expensed as incurred. The range of estimated useful lives for buildings and building improvements are 10 to 40 years and 3 to 10 years for furniture and equipment.
Long-lived Asset Impairment
The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset’s carrying value is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of the long-lived asset exceeds its fair value.
No long-lived asset impairments were recognized during the years ended September 30, 2014, 2013 or 2012.
Bank Owned Life Insurance (“BOLI”)
BOLI represents life insurance policies on the lives of certain Company officers or former officers for which the Company is the beneficiary. The carrying amount of bank owned life insurance consists of the initial premium paid plus increases in cash value less

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

the carrying amount associated with any death benefits received, and is recorded in other assets. Death benefits paid in excess of the applicable carrying amount are recognized as income, which is exempt from income taxes.
Other Repossessed Property
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell. Income and expenses from operations of repossessed property are included in other noninterest expense.
Goodwill
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. Goodwill is evaluated annually for impairment. The Company performs its impairment evaluation as of June 30 of each fiscal year. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill are not recognized in the consolidated financial statements. No goodwill impairment was recognized during the years ended September 30, 2014, 2013 or 2012.
Core Deposits and Other Intangibles
Intangible assets consist of core deposits, brand intangible, customer relationships, and other intangibles. Core deposits represent the identifiable intangible value assigned to core deposit bases arising from purchase acquisitions. Brand intangible represents the value associated with the Bank charter. Customer relationships intangible represents the identifiable intangible value assigned to customer relationships arising from a purchase acquisition. Other intangibles represent contractual franchise arrangements under which the franchiser grants the franchisee the right to perform certain functions within a designated geographical area.
The methods and lives used to amortize intangible assets are as follows:

Intangible	Method	Years
Core deposit	Straight-line or effective yield	4.75 - 6.2
Brand intangible	Straight-line	15
Customer relationships	Straight-line	8.5
Other intangibles	Straight-line	5
Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No intangible asset impairments were recognized during the years ended September 30, 2014, 2013 or 2012.
Derivatives
The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company enters into interest rate swap contracts to offset the interest rate risk associated with borrowers who lock in long-term fixed rates (greater than or equal to 5 years to maturity) through a fixed rate loan. These contracts do not qualify for hedge accounting. Generally, under these swaps, the Company agrees with NAB to exchange the difference between fixed-rate and floating-rate interest amounts based upon notional principal amounts. These interest rate derivative instruments are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value, with changes in fair value reported in derivatives net gain or loss. Since each fixed rate loan is paired with an offsetting derivative contract, the impact to net income is minimized.
The Company enters into forward interest rate lock commitments on mortgage loans to be held for sale, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding. The Company also has corresponding forward sales contracts related to these interest rate lock commitments. Both the mortgage loan commitments and the related sales contracts are considered derivatives and are recorded at fair value with changes in fair value recorded in other interest income.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Income Taxes
The Company files a consolidated income tax return with National Americas Investment, Inc. (a wholly owned indirect subsidiary of NAB). Income taxes are allocated pursuant to a tax-sharing arrangement, whereby the Company will pay federal and state income taxes as if it were filing on a stand-alone basis. Income tax expense includes two components: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over income. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
Liabilities related to uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.
The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.
The Company recognizes interest and/or penalties related to income tax matters in other interest and noninterest expense.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company-put presumptively beyond reach of the Company and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.
Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at amounts at which the securities were financed, plus accrued interest.
Revenue Recognition
The Company recognizes revenue as it is earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. Certain specific policies related to service charges and other fees include the following:
Deposit Service Charges
Service charges on deposit accounts are primarily fees related to customer overdraft events and not sufficient funds fees, net of any refunded fees, and are recognized as transactions occur and services are provided. Service charges on deposit accounts also relate to monthly fees based on minimum balances, and are earned as transactions occur and services are provided.
Interchange Fees
Interchange fees include interchange income from consumer debit card transactions processed through card association networks. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the card association networks and are based on cardholder purchase volumes.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income (loss) consists entirely of unrealized appreciation (depreciation) on available-for-sale securities.
New Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities. Under the ASU, an entity is required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. In January 2013, the FASB released ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which amended ASU 2011-11 to specifically include only derivatives accounted for under Topic 815, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The adoption of these accounting pronouncements did not have a material impact on the Company’s consolidated financial statements.
In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The update amends existing literature to eliminate diversity in practice by clarifying and defining when an in substance repossession or foreclosure occurs. The terms “in substance a repossession or foreclosure” and “physical possession” are not currently defined in the accounting literature, resulting in diversity in practice when a creditor derecognizes a loan receivable and recognizes the real estate property collateralizing the loan receivable as an asset. Additionally, the update requires interim and annual disclosures of both the amount of foreclosed residential real estate property and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The update is effective for annual periods and the interim periods within those annual periods beginning after December 15, 2014. The adoption of the update to existing standards is not expected to have a material impact to the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 "Revenue from Contracts with Customers (Topic 606)", which does not apply to financial instruments. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. Early application is not permitted. The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures.

2. Restrictions on Cash and Due from Banks
The Company is required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of deposits. The total requirement was approximately $50.36 million and $52.66 million at September 30, 2014 and 2013, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

3. Securities
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows (in thousands):

	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2014
U.S. Treasury securities	$222,868	$31	$(174)	$222,725
Mortgage-backed securities:
Government National Mortgage Association	1,113,363	4,639	(14,587)	1,103,415
Federal National Mortgage Association	—	—	—	—
States and political subdivision securities	2,188	1	—	2,189
Corporate debt securities	11,732	141	—	11,873
Other	1,006	34	—	1,040
	$1,351,157	$4,846	$(14,761)	$1,341,242

	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2013
U.S. Treasury securities	$—	$—	$—	$—
Mortgage-backed securities:
Government National Mortgage Association	1,470,822	9,634	(21,013)	1,459,443
Federal National Mortgage Association	1	—	—	1
States and political subdivision securities	3,513	19	—	3,532
Corporate debt securities	11,889	133	(9)	12,013
Other	5,449	17	(6)	5,460
	$1,491,674	$9,803	$(21,028)	$1,480,449
The amortized cost and approximate fair value of debt securities available for sale as of September 30, 2014 and 2013, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

	September 30, 2014		September 30, 2013
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,207	$7,218	$1,497	$1,514
Due after one year through five years	223,282	223,140	6,988	7,123
Due after five years through ten years	6,299	6,429	6,917	6,908
Due after ten years	—	—	—	—
	236,788	236,787	15,402	15,545
Mortgage-backed securities	1,113,363	1,103,415	1,470,823	1,459,444
Securities without contractual maturities	1,006	1,040	5,449	5,460
	$1,351,157	$1,341,242	$1,491,674	$1,480,449

Proceeds from sales of securities available for sale were $47.31 million, $72.44 million and $542.8 million for the years ended September 30, 2014, 2013 and 2012, respectively. Gross gains of $0.95 million, $1.70 million and $7.67 million and gross losses of

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

$0.86 million, $0.78 million and $0.36 million were realized on the sales for the years ended September 30, 2014, 2013 and 2012, respectively, using the specific identification method.
Securities with a carrying value of approximately $1,132.31 million and $1,090.37 million at September 30, 2014 and 2013, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 64% and 62% of the Company’s investment portfolio at September 30, 2014 and 2013, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. As the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other than temporarily impaired at September 30, 2014 or 2013. For the years ended September 30, 2014, 2013 and 2012, the Company did not recognize any other-than-temporary impairment.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		September 30, 2014 12 months or more		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
U.S. Treasury securities	$98,344	$(174)	$—	$—	$98,344	$(174)
Mortgage-backed securities	24,625	(125)	730,171	(14,462)	754,796	(14,587)
Corporate debt securities	—	—	—	—	—	—
Other	—	—	—	—	—	—
	$122,969	$(299)	$730,171	$(14,462)	$853,140	$(14,761)

	Less than 12 months		September 30, 2013 12 months or more		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
Mortgage-backed securities	$852,344	$(19,469)	$56,781	$(1,544)	$909,125	$(21,013)
Corporate debt securities	4,436	(9)	—	—	4,436	(9)
Other	—	—	4,986	(6)	4,986	(6)
	$856,780	$(19,478)	$61,767	$(1,550)	$918,547	$(21,028)
The Company’s investments in nonmarketable equity securities are all stock of the Federal Home Loan Bank. The carrying value of Federal Home Loan Bank stock was $35.92 million and $28.77 million as of September 30, 2014 and 2013, respectively, and is reported in other assets on the consolidated balance sheets. No indicators of impairment related to FHLB stock were identified during fiscal year 2014, 2013 or 2012.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The components of other comprehensive income from net unrealized gains (losses) on securities available for sale for the years ended September 30, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Beginning balance accumulated other comprehensive income	$(7,081)	$19,111	$16,542
Net unrealized holding gain (loss) arising during the period	1,400	(40,651)	11,376
Reclassification adjustment for net gain realized in net income	(90)	(917)	(7,305)
Net change in unrealized gain (loss) before income taxes	1,310	(41,568)	4,071
Income tax benefit (expense)	(386)	15,376	(1,502)
Net change in unrealized gain (loss) on securities after taxes	924	(26,192)	2,569
Ending balance accumulated other comprehensive income (loss)	$(6,157)	$(7,081)	$19,111
4. Loans
The composition of net loans as of September 30, 2014 and 2013, is as follows (in thousands):

	2014	2013
Residential real estate	$901,605	$906,469
Commercial real estate	2,541,194	2,311,974
Commercial non real estate	1,571,640	1,481,756
Agriculture	1,681,209	1,587,248
Consumer	90,086	101,477
Other	34,243	24,711
	6,819,977	6,413,635
Less:
Allowance for loan losses	(47,518)	(55,864)
Unamortized discount on acquired loans	(25,638)	(34,717)
Unearned net deferred fees and costs and loans in process	(6,872)	(16,245)
	$6,739,949	$6,306,809
The loan breakouts above include loans covered by FDIC loss sharing agreements totaling $234.04 million and $347.41 million as of September 30, 2014 and 2013, respectively, residential real estate loans held for sale totaling $10.38 million and $8.27 million at September 30, 2014 and 2013, respectively, and $985.41 million and $841.86 million of loans and written loan commitments accounted for at fair value as of September 30, 2014 and 2013, respectively.
Unamortized net deferred fees and costs totaled $6.27 million and $5.19 million as of September 30, 2014 and 2013, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $0.60 million and $11.05 million as of September 30, 2014 and 2013, respectively.
Loans guaranteed by agencies of the U.S. government totaled $106.46 million and $104.04 million at September 30, 2014 and 2013, respectively.

Principal balances of residential real estate loans sold totaled $214.25 million and $450.01 million for the years end September 30, 2014 and 2013, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents the Company’s nonaccrual loans at September 30, 2014 and 2013 (in thousands), excluding loans covered under the FDIC loss-sharing agreements. Loans greater than 90 days past due and still accruing interest as of September 30, 2014 and 2013, were not significant.

Nonaccrual loans	2014	2013
Residential real estate	$6,671	$8,746
Commercial real estate	20,767	57,652
Commercial non real estate	4,908	6,641
Agriculture	11,453	8,236
Consumer	146	226
Total	$43,945	$81,501

The following table (in thousands) presents the Company’s past due loans at September 30, 2014 and 2013. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $985.41 million for 2014 and $841.86 million for 2013.

As of September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
Residential real estate	$675	$611	$2,581	$3,867	$760,887	$764,754
Commercial real estate	11,050	819	3,384	15,253	1,988,585	2,003,838
Commercial non real estate	1,761	6,228	744	8,733	1,303,925	1,312,658
Agriculture	16	368	4,205	4,589	1,364,960	1,369,549
Consumer	244	18	49	311	89,528	89,839
Other	—	—	—	—	34,243	34,243
	13,746	8,044	10,963	32,753	5,542,128	5,574,881
Loans covered by FDIC loss sharing agreements	1,960	1,252	3,728	6,940	227,096	234,036
Total	$15,706	$9,296	$14,691	$39,693	$5,769,224	$5,808,917

As of September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
Residential real estate	$625	$955	$4,942	$6,522	$721,333	$727,855
Commercial real estate	431	158	9,639	10,228	1,797,884	1,808,112
Commercial non real estate	1,342	198	2,821	4,361	1,219,731	1,224,092
Agriculture	102	4,040	2,867	7,009	1,297,208	1,304,217
Consumer	340	65	44	449	100,214	100,663
Other	—	—	—	—	24,711	24,711
	2,840	5,416	20,313	28,569	5,161,081	5,189,650
Loans covered by FDIC loss sharing agreements	1,307	3,861	6,632	11,800	335,608	347,408
Total	$4,147	$9,277	$26,945	$40,369	$5,496,689	$5,537,058

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The composition of the loan portfolio by internal risk rating is as follows as of September 30, 2014 and 2013. This table (in thousands) is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $985.41 million for 2014 and $841.86 million for 2013:

As of September 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$747,485	$1,867,866	$1,218,558	$1,202,145	$89,197	$34,243	$5,159,494
Watchlist	5,320	84,132	65,628	132,262	381	—	287,723
Substandard	11,290	51,692	27,499	35,107	242	—	125,830
Doubtful	659	148	798	35	19	—	1,659
Loss	—	—	175	—	—	—	175
Ending balance	764,754	2,003,838	1,312,658	1,369,549	89,839	34,243	5,574,881
Loans covered by FDIC loss sharing agreements	127,115	95,467	9,390	2,004	60	—	234,036
Total	$891,869	$2,099,305	$1,322,048	$1,371,553	$89,899	$34,243	$5,808,917

As of September 30, 2013	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$707,859	$1,652,694	$1,144,131	$1,192,357	$100,087	$24,711	$4,821,839
Watchlist	5,779	72,924	52,576	87,596	164	—	219,039
Substandard	13,039	78,244	23,538	23,963	398	—	139,182
Doubtful	1,178	4,250	3,847	301	14	—	9,590
Loss	—	—	—	—	—	—	—
Ending balance	727,855	1,808,112	1,224,092	1,304,217	100,663	24,711	5,189,650
Loans covered by FDIC loss sharing agreements	167,835	150,745	28,163	525	140	—	347,408
Total	$895,690	$1,958,857	$1,252,255	$1,304,742	$100,803	$24,711	$5,537,058

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Impaired Loans
The following table presents the Company’s impaired loans (in thousands). This table excludes loans covered by FDIC loss sharing agreements:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
September 30, 2014
Impaired loans:
With an allowance recorded:
Residential real estate	$12,107	$12,737	$2,529	$13,572
Commercial real estate	62,155	64,597	2,017	84,490
Commercial non real estate	32,522	37,882	3,927	31,827
Agriculture	35,528	37,958	1,155	30,546
Consumer	280	491	51	346
	$142,592	$153,665	$9,679	$160,781

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
September 30, 2013
Impaired loans:
With an allowance recorded:
Residential real estate	$15,037	$16,815	$3,217	$15,716
Commercial real estate	106,824	123,523	5,341	106,780
Commercial non real estate	31,132	32,557	5,607	34,817
Agriculture	25,563	29,632	3,022	15,522
Consumer	412	656	90	554
	$178,968	$203,183	$17,277	$173,389
There were no impaired loans with no valuation allowance as of September 30, 2014 or 2013. Interest income recognized on impaired loans was $5.87 million and $7.87 million for the years ended September 30, 2014 and 2013, respectively.
Valuation adjustments made to repossessed properties for the years ended September 30, 2014 and 2013, totaled $9.69 million and $4.03 million, respectively, and are included in other noninterest expense.
Troubled Debt Restructured Loans
Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. These TDRs do not include purchased impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan losses for TDRs were $3.18 million and $6.43 million at September 30, 2014 and 2013, respectively. Commitments to lend additional funds to borrowers whose loans were modified in a TDR were not significant as of September 30, 2014 or 2013.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents the recorded value of the Company’s TDR balances as of September 30, 2014 and 2013 (in thousands):

	September 30, 2014		September 30, 2013
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential real estate	$1,112	$1,730	$662	$1,100
Commercial real estate	25,177	6,884	29,373	49,736
Commercial non real estate	6,753	1,785	4,769	5,007
Agriculture	3,780	9,994	4,326	7,268
Consumer	35	22	—	29
Total	$36,857	$20,415	$39,130	$63,140

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents a summary of all accruing loans restructured in TDRs during the years ended September 30, 2014 and 2013:

	Year ended September 30, 2014			Year ended September 30, 2013
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	6	206	206	7	663	663
Payment modification	6	474	474	—	—	—
Bankruptcy	9	338	338	1	5	5
Other	2	49	49	—	—	—
Total residential real estate	23	1,067	1,067	8	668	668
Commercial real estate
Rate modification	—	—	—	2	990	990
Term extension	3	109	109	7	4,158	4,158
Payment modification	2	2,911	2,911	3	13,497	13,497
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	5	3,020	3,020	12	18,645	18,645
Commercial non real estate
Rate modification	—	—	—	1	529	529
Term extension	7	2,183	2,183	10	14,851	14,851
Payment modification	10	3,593	3,593	9	2,759	2,759
Bankruptcy	—	—	—	—	—	—
Other	5	945	945	—	—	—
Total commercial non real estate	22	6,721	6,721	20	18,139	18,139
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	5	2,755	2,755	6	2,008	2,008
Payment modification	—	—	—	2	1,949	1,949
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	5	2,755	2,755	8	3,957	3,957
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	1	3	3
Payment modification	4	21	21	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	2	28	28	—	—	—
Total consumer	6	49	49	1	3	3
Total accruing	61	$13,612	$13,612	49	$41,412	$41,412
Change in recorded investment due to principal paydown at time of modification	—	—		—	—	—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents a summary of all non-accruing loans restructured in TDRs during the years ended September 30, 2014 and 2013:

	Year ended September 30, 2014			Year ended September 30, 2013
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	5	$119	$119	—	$—	$—
Term extension	13	351	351	15	638	638
Payment modification	6	219	219	—	—	—
Bankruptcy	7	275	275	2	336	336
Other	11	425	425	2	147	147
Total residential real estate	42	1,389	1,389	19	1,121	1,121
Commercial real estate
Rate modification	3	1,618	1,618	2	310	310
Term extension	2	4,031	4,031	7	2,448	2,448
Payment modification	—	—	—	7	17,578	17,578
Bankruptcy	—	—	—	3	3,162	3,162
Other	1	87	87	—	—	—
Total commercial real estate	6	5,736	5,736	19	23,498	23,498
Commercial Non Real Estate
Rate modification	—	—	—	1	1,067	1,067
Term extension	10	438	438	8	1,127	1,127
Payment modification	1	36	36	3	2,051	1,416
Bankruptcy	1	10	10	—	—	—
Other	—	—	—	—	—	—
Total commercial non real estate	12	484	484	12	4,245	3,610
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	3	831	831	3	768	768
Payment modification	—	—	—	4	6,196	6,196
Bankruptcy	—	—	—	—	—	—
Other	2	511	511	—	—	—
Total agriculture	5	1,342	1,342	7	6,964	6,964
Consumer
Rate modification	—	—	—	2	11	11
Term extension	2	15	15	5	30	30
Payment modification	1	2	2	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	2	9	9	—	—	—
Total consumer	5	26	26	7	41	41
Total non-accruing	70	$8,977	$8,977	64	$35,869	$35,234
Change in recorded investment due to principal paydown at time of modification	—	—	—	—	—	—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	1	$635	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

For the years ended September 30, 2014 and 2013, the table below represents defaults on loans that were first modified during the respective fiscal year, that became 90 days or more delinquent or were charged-off during the respective fiscal year.

	Years Ended September 30, 2014		Years Ended September 30, 2013
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	11	$419	5	$647
Commercial real estate	—	—	7	4,401
Commercial non real estate	8	313	1	1,067
Agriculture	2	935	6	5,739
Consumer	1	—	—	—
	22	$1,667	19	$11,854
The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

5. Allowance for Loan Losses
The following table presents the Company’s allowance for loan losses roll forward and respective loan balances for 2014 and 2013. This table (in thousands) is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $985.41 million, loans held for sale of $10.38 million, and guaranteed loans of $106.46 million for 2014 and loans measured at fair value with changes in fair value reported in earnings of $841.86 million, loans held for sale of $8.27 million, and guaranteed loans of $104.04 million for 2013.

As of September 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Allowance for loan losses
Beginning balance October 1, 2013	$11,779	$22,562	$11,222	$9,296	$312	$693	$55,864
Charge-offs	(631)	(3,199)	(5,380)	(2,429)	(211)	(1,893)	(13,743)
Recoveries	233	1,470	1,439	58	156	1,357	4,713
Provision	(788)	(4,114)	4,980	3,730	(18)	666	4,456
Impairment of loans acquired with deteriorated credit quality	(2,251)	165	(1,711)	—	25	—	(3,772)
Ending balance September 30, 2014	$8,342	$16,884	$10,550	$10,655	$264	$823	$47,518
Ending balance: individually evaluated for impairment	$2,528	$1,953	$3,909	$1,152	$51	$—	$9,593
Ending balance: collectively evaluated for impairment	$3,030	$12,034	$6,641	$9,503	$188	$823	$32,219
Ending balance: loans acquired with deteriorated credit quality	$2,784	$645	$—	$—	$25	$—	$3,454
Ending balance: loans acquired without deteriorated credit quality	$—	$2,252	$—	$—	$—	$—	$2,252
Financing receivables
Ending balance	$879,971	$2,057,456	$1,266,103	$1,364,399	$89,899	$34,243	$5,692,071
Ending balance: individually evaluated for impairment	$9,384	$38,457	$28,298	$25,655	$166	$—	$101,960
Ending balance: collectively evaluated for impairment	$649,970	$1,874,474	$1,224,035	$1,319,343	$85,065	$34,243	$5,187,130
Ending balance: loans acquired with deteriorated credit quality	$102,987	$49,202	$6,361	$1,746	$1,843	$—	$162,139
Ending balance: loans acquired without deteriorated credit quality	$117,630	$95,323	$7,409	$17,655	$2,825	$—	$240,842

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

As of September 30, 2013	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agricultural	Consumer	Other	Total
Allowance for loan losses
Beginning balance October 1, 2012	$14,761	$30,234	$18,979	$6,906	$542	$456	$71,878
Charge-offs	(1,766)	(19,648)	(3,636)	(4,069)	(244)	(1,851)	(31,214)
Recoveries	279	689	1,206	22	396	1,034	3,626
Provision	1,043	10,925	(5,427)	6,437	(382)	1,054	13,650
Impairment of loans acquired with deteriorated credit quality	(2,538)	362	100	—	—	—	(2,076)
Ending balance September 30, 2013	$11,779	$22,562	$11,222	$9,296	$312	$693	$55,864
Ending balance: individually evaluated for impairment	$3,212	$5,095	$5,594	$3,016	$90	$—	$17,007
Ending balance: collectively evaluated for impairment	$3,533	$16,986	$3,897	$6,280	$222	$693	$31,611
Ending balance: loans acquired with deteriorated credit quality	$5,034	$481	$1,731	$—	$—	$—	$7,246
Ending balance: loans acquired without deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Financing receivables
Ending balance	$885,245	$1,926,828	$1,191,500	$1,295,661	$100,803	$24,711	$5,424,748
Ending balance: individually evaluated for impairment	$8,917	$77,620	$27,527	$23,719	$292	$—	$138,075
Ending balance: collectively evaluated for impairment	$589,104	$1,623,274	$1,136,611	$1,240,281	$91,178	$24,711	$4,705,159
Ending balance: loans acquired with deteriorated credit quality	$129,905	$85,022	$8,179	$—	$3,202	$—	$226,308
Ending balance: loans acquired without deteriorated credit quality	$157,319	$140,912	$19,183	$31,661	$6,131	$—	$355,206
The reserve for unfunded loan commitments was $0.4 million at both September 30, 2014 and 2013.

6. Accounting for Certain Loans Acquired with Deteriorated Credit Quality
In June 2010, the Company acquired certain loans that had deteriorated credit quality. Loan accounting specific to these purchased impaired loans addresses differences between contractual cash flows expected to be collected from the initial investment in loans if those differences are attributable, at least in part, to credit quality. Several factors were considered when evaluating whether a loan was considered a purchased impaired loan, including the delinquency status of the loan, updated borrower credit status, geographic information, and updated loan-to-values (“LTV”). U.S. GAAP allows purchasers to aggregate purchased impaired loans acquired in the same fiscal quarter in one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Loan pools are periodically reassessed to determine expected cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller, homogenous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large individual loans that consider similar prepayment factors listed above for smaller homogenous loans. The re-assessment of purchased impaired loans resulted in the following changes in the accretable yield during 2014 and 2013 (in thousands):

Balance at September 30, 2012	$93,859
Accretion	(29,674)
Reclassification from nonaccretable difference	6,815
Disposals	(3,340)
Balance at September 30, 2013	67,660
Accretion	(18,204)
Reclassification from nonaccretable difference	6,252
Disposals	(4,819)
Balance at September 30, 2014	$50,889
The reclassifications from nonaccretable difference noted in the table above represent instances where specific pools of loans are expected to perform better over the remaining lives of the loans than expected at the prior re-assessment date.
The following table provides purchased impaired loans at September 30, 2014 and September 30, 2013 (in thousands):

	September 30, 2014			September 30, 2013
	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]
Residential real estate	$115,863	$102,987	$100,203	$143,998	$129,905	$124,871
Commercial real estate	130,825	49,202	48,557	172,706	85,022	84,541
Commercial non real estate	16,697	6,361	6,361	19,539	8,179	6,448
Agriculture	1,747	1,746	1,746	—	—	—
Consumer	2,019	1,843	1,818	3,721	3,202	3,202
Total lending	$267,151	$162,139	$158,685	$339,964	$226,308	$219,062

1    Represents the legal balance of loans acquired with deteriorated credit quality.
2    Represents the book balance of loans acquired with deteriorated credit quality.
3    Represents the book balance of loans acquired with deteriorated credit quality net of the related allowance for loan losses.

Due to improved cash flows of the purchased impaired loans, the reductions to allowance recognized on previous impairments were $4.48 million and $4.58 million for the years ended September 30, 2014 and 2013, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

7. FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the TierOne Bank acquisition, the Company is reimbursed for a portion of the losses incurred on covered assets. As covered assets are resolved, whether it be through repayment, short sale of the underlying collateral, the foreclosure on or sale of collateral, or the sale or charge-off of loans or OREO, any differences between the carrying value of the covered assets versus the payments received during the resolution process, that are reimbursable by the FDIC, are recognized as reductions in the FDIC indemnification asset. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC. The following table represents a summary of the activity related to the FDIC indemnification asset for the years ended September 2014 and 2013 (in thousands):

	2014	2013
Balance at beginning of year	$45,690	$68,662
Amortization	(14,604)	(14,758)
Changes in expected reimbursements from FDIC for changes in expected credit losses	2,148	522
Changes in reimbursable expenses	2,358	(3,453)
Payments to/(from) the FDIC	(8,914)	(5,283)
Balance at end of year	$26,678	$45,690
The loss claims filed are subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.

8. Premises and Equipment
The major classes of premises and equipment and the total amount of accumulated depreciation as of September 30, 2014 and 2013, are as follows (in thousands):

	2014	2013
Land	$22,539	$23,238
Buildings and building improvements	85,370	88,171
Furniture and equipment	32,117	42,721
Construction in progress	144	55
	140,170	154,185
Accumulated depreciation	(36,463)	(39,805)
	$103,707	$114,380
Depreciation expense was $9.64 million, $10.70 million and $9.58 million for the years ended September 30, 2014, 2013 and 2012, respectively.

9. Derivative Financial Instruments
In the normal course of business, the Company uses interest rate swaps to manage its interest rate risk and market risk in accommodating the needs of its customers. Also, the Company enters into interest rate lock commitments on mortgage loans to be held for sale, with corresponding forward sales contracts related to these interest rate lock commitments.
Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at September 30, 2014 and 2013 (in thousands).

	2014
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$986,440	Liabilities	$6,213	$(19,286)
Mortgage loan commitments	22,563	Assets	19	—
Mortgage loan forward sale contracts	28,459	Liabilities	—	(19)

	2013
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$864,040	Liabilities	$12,404	$(13,555)
Mortgage loan commitments	16,040	Assets	375	—
Mortgage loan forward sale contracts	21,881	Liabilities	—	(375)
As with any financial instrument, derivative financial instruments have inherent risk including adverse changes in interest rates. The Company’s exposure to derivative credit risk is defined as the possibility of sustaining a loss due to the failure of the counterparty to perform in accordance with the terms of the contract. Credit risk associated with interest rate swaps is similar to those relating to traditional on-balance sheet financial instruments. The Company manages interest rate swap credit risk with the same standards and procedures applied to its commercial lending activities. Amounts due from NAB to reclaim cash collateral under the interest rate swap master netting arrangements have not been offset against the derivative balances. These receivables are classified on the consolidated balance sheets as cash and were $0 as of September 30, 2014 and 2013, respectively.
The effect of derivatives on the consolidated statements of comprehensive income for the years ended September 30, 2014, 2013 and 2012 (in thousands) was as follows:

	2014
	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments:
Interest rate swaps	Noninterest expense	$(11,922)
Mortgage loan commitments	Interest income (expense)	19
Mortgage loan forward sale contracts	Interest income (expense)	(19)

	2013
	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments:
Interest rate swaps	Noninterest expense	$40,305
Mortgage loan commitments	Interest income (expense)	375
Mortgage loan forward sale contracts	Interest income (expense)	(375)

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

	2012
	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments:
Interest rate swaps	Noninterest expense	$(19,369)
Mortgage loan commitments	Interest income (expense)	(1,661)
Mortgage loan forward sale contracts	Interest income (expense)	1,661
Netting of Derivatives
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company has entered into an ISDA master netting arrangement with NAB. Under the terms of the master netting arrangements, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the non-defaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted.
The table below shows total gross derivative assets and liabilities which are adjusted on an aggregate basis, where applicable to take into consideration the effects of legally enforceable master netting agreements for the net reported amount in the consolidated balance sheets. These amounts are offset on the consolidated balance sheets.
The following tables (in thousands) present the Company's gross derivative financial assets and liabilities at September 30, 2014 and 2013, and the related impact of enforceable master netting arrangements and cash collateral, where applicable:

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments[1]	Net Amount
September 30, 2014
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$6,213	$(6,213)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(19,286)	6,213	(13,073)	13,073	—
Total derivative financial liabilities	$(13,073)	$—	$(13,073)	$13,073	$—
1 The actual amount of collateral exceeds the fair value exposure, at the individual counterparty level, as of the date presented.

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
September 30, 2013
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$12,404	$(12,404)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(13,555)	12,404	(1,151)	—	(1,151)
Total derivative financial liabilities	$(1,151)	$—	$(1,151)	$—	$(1,151)

10. The Fair Value Option

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The Company has elected to measure certain long-term loans and written loan commitments at fair value to assist in managing the interest rate risk for longer-term loans. This fair value option was elected upon the origination of these loans. Interest income is recognized in the same manner as interest on non-fair value loans.
See Note 22 for additional disclosures regarding the fair value of the fair value option loans and written loan commitments.
Long-term loans and written loan commitments for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $7.07 million and a net unfavorable amount of approximately $4.83 million at September 30, 2014 and 2013, respectively. The total unpaid principal balance of these long-term loans was approximately $978.34 million and $846.69 million at September 30, 2014 and 2013, respectively. The fair value of these loans and written loan commitments is included in total loans in the consolidated balance sheets and are grouped with commercial non real estate, commercial real estate, and agricultural loans in Note 4. The fair value of these written loan commitments was not material at September 30, 2014 and 2013, respectively. None of the noted loans were greater than 90 days past due or in nonaccrual status as of September 30, 2014 or 2013.
Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported are as follows for the years ended September 30, 2014 and 2013 (in thousands):

	2014
	Interest Income	Total Changes in Fair Value
Long-term loans and written loan commitments	$11,904	$11,904

	2013
	Interest Income	Total Changes in Fair Value
Long-term loans and written loan commitments	$(41,160)	$(41,160)

	2012
	Interest Income	Total Changes in Fair Value
Long-term loans and written loan commitments	$15,093	$15,093
For long-term loans and written loan commitments at September 30, 2014, 2013 and 2012, approximately $(0.02) million, $(0.85) million and $(4.27) million, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.

11. Goodwill
Changes in the carrying amount of goodwill for the years ended September 30, 2014 and 2013, are as follows (in thousands):

	2014	2013
Balance, beginning of year	$697,807	$697,807
Arising from prior period purchases	—	—
Arising from business acquisitions	—	—
Balance, end of year	$697,807	$697,807
Annually, the Company performs an impairment analysis to determine whether an adjustment to the carrying value of goodwill is required. The analysis is performed by comparing the fair value of the Bank to the carrying amount of its net assets. Fair value is based on the best information available, such as present value or multiple of earnings techniques. For the years ended September 30, 2014, 2013 and 2012, the Company did not recognize any impairment related to goodwill.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

12. Core Deposits and Other Intangibles
A summary of intangible assets subject to amortization is as follows (in thousands):

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Other	Total
As of September 30, 2014
Gross carrying amount	$92,679	$8,464	$16,089	$—	$117,232
Accumulated amortization	(87,423)	(3,572)	(12,008)	—	(103,003)
	$5,256	$4,892	$4,081	$—	$14,229
As of September 30, 2013
Gross carrying amount	$92,679	$8,464	$16,089	$—	$117,232
Accumulated amortization	(73,668)	(3,008)	(10,112)	—	(86,788)
	$19,011	$5,456	$5,977	$—	$30,444
Amortization expense of intangible assets was $16.22 million, $19.29 million and $19.65 million for the years ended September 30, 2014, 2013 and 2012, respectively.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows (in thousands):

2015	$7,110
2016	2,822
2017	1,097
2018	564
2019	564
2020 and thereafter	2,072
$14,229

13. Deposits
The composition of deposits as of September 30, 2014 and 2013, is as follows (in thousands):

	2014	2013
Noninterest-bearing demand	$1,303,015	$1,199,427
NOW accounts, money market and savings	4,005,471	3,601,796
Time certificates, $100,000 or more	733,376	850,817
Other time certificates	1,010,318	1,296,168
	$7,052,180	$6,948,208

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

At September 30, 2014, the scheduled maturities of time certificates in subsequent fiscal years are as follows (in thousands):

2015	$1,137,736
2016	316,194
2017	132,565
2018	78,430
2019	36,359
2020 and thereafter	42,410
$1,743,694

14. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities underlying the agreements had an amortized cost of approximately $190.59 million and $226.16 million and fair value of approximately $188.61 million and $224.16 million at September 30, 2014 and 2013, respectively. The Company holds the securities under third-party safekeeping agreements.

15. FHLB Advances, Related Party Notes Payable and Other Borrowings
FHLB advances, related party notes payable, and other borrowings consist of the following at September 30, 2014 and 2013 (in thousands):

	2014	2013
Subordinated capital note to NAB New York (a branch of NAB), due June 2018 (callable June 2015), interest paid quarterly based on LIBOR plus 205 basis points, unsecured	$35,795	$35,795
$10,000 revolving line of credit to NAB due on demand, interest paid monthly based on LIBOR plus 125 basis points, unsecured	5,500	5,500
Total related party notes payable	41,295	41,295
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 0.21% to 3.66% and maturity dates from April 2015 to July 2023, collateralized by real estate loans and FHLB stock, with various call dates at the option of the FHLB	575,000	390,500
Other	94	107
Total FHLB advances and other borrowings	575,094	390,607
	$616,389	$431,902
As of September 30, 2014, based on its Federal Home Loan Bank stock holdings, the combined aggregate additional borrowing capacity of the Company with the Federal Home Loan Bank was $659.76 million.

Principal balances of loans pledged to the Federal Home Loan Bank to collateralize notes payable totaled $2,145.55 million and $1,984.67 million at September 30, 2014 and 2013, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

As of September 30, 2014, FHLB advances, related party notes payable and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows (in thousands):

2015	$70,594
2016	90,000
2017	25,000
2018	60,795
2019	100,000
2020 and thereafter	270,000
$616,389

16. Subordinated Debentures
The Company has caused three trusts to be created that have issued Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities). These trusts are described herein.
The sole assets of the trusts are junior subordinated deferrable interest debentures (the Debentures) issued by the Company (or assumed as part of the Sunstate Bank acquisition) with interest, maturity, and distribution provisions similar in term to the respective Preferred Securities. Additionally, to the extent interest payments are deferred on the Debentures, payment on the Preferred Securities will be deferred for the same period.
The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes the Debentures qualify as elements of capital. As of September 30, 2014, $56 million of Debentures were eligible for treatment as Tier 1 capital.
The Company caused to be issued 22,400 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of Great Western Statutory Trust IV on December 17, 2003, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 285 basis points. Interest Payment Dates are March 17, June 17, September 17 and December 17 of each year, beginning March 17, 2004 and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid distributions must be paid. The Debentures will be redeemed 30 years from the issuance date; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures in whole, but not in part, at the Special Redemption Date, at a premium as defined by the Indenture if a “Special Event” occurs prior to December 17, 2008. A “Special Event” means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after December 17, 2008, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid distributions to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock. Proceeds from the issue were used for general corporate purposes.
The Company caused to be issued 30,000 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of GWB Capital Trust VI on March 10, 2006, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 148 basis points. Interest Payment dates are December 15, March 15, June 15, and September 15 of each year, beginning June 15, 2006, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed March 15, 2036; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures in

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

whole, but not in part, at any Interest Payment Date, at a premium as defined by the Indenture if a “Special Event” occurs prior to March 15, 2007. A “Special Event” means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after March 15, 2011, subject to the Company receiving approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock. Proceeds from the issue were used for general corporate purposes including redemption of the 9.75% Preferred Securities of GWB Capital Trust II.
The Company acquired the Sunstate Bancshares Trust II in the acquisition of Sunstate Bank. Sunstate Bancshares caused to be issued 2,000 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of Sunstate Bancshares Trust II on June 1, 2005, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 185 basis points. Interest Payment dates are March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2005, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed June 15, 2035; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures in whole or in part, at any time, within 90 days following the occurrence of a Special Event, at a premium as defined by the Indenture if a “Special Event” occurs prior to June 15, 2010. A “Special Event” means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after June 15, 2010, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock. Relating to the trusts, the Company held as assets $1.68 million in common shares at September 30, 2014 and 2013.

17. Income Taxes
The provision for income taxes charged to operations consists of the following for the years ended September 30, 2014 and 2013 (in thousands):

	2014	2013	2012
Currently paid or payable
Federal	$58,172	$51,828	$51,677
State	8,638	8,158	7,200
	66,810	59,986	58,877
Deferred tax (benefit) expense	(12,463)	(6,088)	(14,719)
Income tax expense	$54,347	$53,898	$44,158
The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following for the years ended September 30, 2014 and 2013 (in thousands):

	2014	2013	2012
Computed “expected” tax expense (35%)	$55,754	$52,550	$41,004
Increase (decrease) in income taxes resulting from:
Tax exempt interest income	(4,926)	(3,856)	(2,348)
State income taxes, net of federal benefit	5,615	5,303	4,680
Other	(2,096)	(99)	822
Actual tax expense	$54,347	$53,898	$44,158

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Net deferred tax assets (liabilities) consist of the following components at September 30, 2014 and 2013 (in thousands):

	2014	2013
Deferred tax assets:
Allowance for loan losses	$19,683	$22,686
Compensation	329	320
Net operating loss carryforward	119	170
Securities available for sale	3,758	4,144
Other real estate owned	13,721	7,072
Core deposit intangible and other fair value adjustments	10,573	6,617
Excess tax basis of loans acquired over carrying value	9,595	10,879
Other	6,272	5,668
	64,050	57,556
Deferred tax liabilities:
Goodwill and other intangibles	(9,099)	(5,143)
Securities available for sale	—	—
Premises and equipment	(4,390)	(6,132)
Excess carrying value of FDIC indemnification asset and clawback liability	(4,280)	(11,943)
Other	(1,578)	(1,712)
	(19,347)	(24,930)
Net deferred tax assets (liabilities)	$44,703	$32,626
At September 30, 2014 and 2013, the Company had an income tax payable to National Americas Investment, Inc. for $4.91 million and $12.39 million (included in income tax payable).
Management has determined a valuation reserve is not required for the deferred tax assets because it is more likely than not these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.
Uncertain tax positions were not significant at September 30, 2014 or 2013.
The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2009. In July 2014, the IRS issued the final report on their examination of federal income tax returns for the periods ended September 30, 2010 and 2011.  The results of the examination did not have a material effect on our financial condition or results of operations.

18. Profit-Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan (the Plan). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employers must be equal. The Company contributed $3.60 million, $4.48 million and $4.13 million to the Plan for the years ended September 30, 2014, 2013 and 2012, respectively.

19. Regulatory Matters
The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval and are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table following) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all defined in the regulations). The Company met all capital adequacy and net worth requirements to which they are subject as of September 30, 2014 and 2013.
The most recent notifications from the regulatory agencies categorize the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since those notifications that management believes have changed the categories.
As an approved mortgage seller, the Bank is required to maintain a minimum level of capital specified by the United States Department of Housing and Urban Development. At September 30, 2014 and 2013, the Bank met these requirements.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Capital amounts and ratios are presented in the following table (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Total risk based capital (to risk-weighted assets):
Consolidated	$851,867	12.87%	$529,521	8.00%	N/A	N/A
Bank	861,392	13.02%	529,273	8.00%	$661,591	10.00%
Tier 1 risk based capital (to risk-weighted assets):
Consolidated	782,872	11.83%	264,707	4.00%	N/A	N/A
Bank	813,874	12.30%	264,674	4.00%	397,012	6.00%
Tier 1 leverage capital (to average assets):
Consolidated	782,872	9.10%	344,120	4.00%	N/A	N/A
Bank	813,874	9.46%	344,133	4.00%	430,166	5.00%

As of September 30, 2013
Total risk based capital (to risk-weighted assets):
Consolidated	$846,689	13.80%	$490,865	8.00%	N/A	N/A
Bank	848,534	13.83%	490,793	8.00%	$613,492	10.00%
Tier 1 risk based capital (to risk-weighted assets):
Consolidated	762,189	12.42%	245,433	4.00%	N/A	N/A
Bank	792,670	12.92%	245,397	4.00%	368,095	6.00%
Tier 1 leverage capital (to average assets):
Consolidated	762,189	9.20%	331,374	4.00%	N/A	N/A
Bank	792,670	9.45%	335,348	4.00%	419,185	5.00%

20. Commitments and Contingencies
Financial Instruments with Off-Balance-Sheet Risk
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. A summary of the Company’s commitments as of September 30, 2014 and 2013, is as follows (in thousands):

	2014	2013
Commitments to extend credit	$1,939,544	$1,713,869
Letters of credit	54,381	51,893

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The credit and collateral policy for commitments and letters of credit is comparable to that for granting loans.
Asset Sales
The Bank has provided guarantees in connection with the sale of loans and has assumed a similar obligation in its acquisitions. The guarantees are generally in the form of asset buy back or make whole provisions that are triggered upon a credit event and remain in effect until the loans are collected. The maximum potential future payment related to these guarantees is not readily determinable because the Company’s obligation under these agreements depends on the occurrence of future events. There were $1.73 million and $0.16 million loans repurchased for the year ended September 30, 2014 and 2013, respectively. Incurred losses related to these repurchased loans and guaranteed loans as of September 30, 2014 and 2013, are not significant.
Financial Instruments with Concentration of Credit Risk by Geographic Location
A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in eastern and northern Nebraska, northern Missouri, northeastern Kansas, Iowa, southeastern Arizona, central Colorado, and South Dakota. Although the Company’s loan portfolio is diversified, there is a relationship in these regions between the agricultural economy and the economic performance of loans made to nonagricultural customers. The concentration of credit in the regional agricultural economy is taken into consideration by management in determining the allowance for loan losses.
Lease Commitments
The Company leases several branch locations under terms of operating lease agreements expiring through December 31, 2021. The Company has the option to renew these leases for periods that range from 1 to 5 years. Total rent expense for these leases for the years ended September 30, 2014, 2013 and 2012, was $5.21 million, $5.62 million and $5.32 million, respectively.
Approximate future minimum rental payments for operating leases in excess of one year in subsequent fiscal years are as follows (in thousands):

2015	$3,463
2016	2,884
2017	2,394
2018	1,848
2019	974
2020 and thereafter	1,261
$12,824

Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial statements.
The Company was a defendant in a case that challenged the Company’s ordering of transactions posted to customer checking accounts. The Company entered into and satisfied the settlement during 2012. The settlement was not material to the Company’s consolidated financial statements.

21. Transactions With Related Parties
The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they have 10% or more beneficial ownership (commonly referred to as related parties). Total loans committed to related parties were not significant at September 30, 2014 and 2013.
In conjunction with the purchase of the Company on June 3, 2008, the subordinated capital notes with Capital Investors, LLC were redeemed and a new subordinated capital note was issued to NAB New York (a branch of NAB) in the amount of $35.80 million. The subordinated capital note bears interest at a floating rate of LIBOR plus 205 basis points and is due June 3, 2018, with interest payable quarterly. The interest rate at September 30, 2014, was 2.2836%, and resets quarterly on each September 3, December 3, March 3, and June 3. The Company has the right, subject to regulatory approval, to prepay the subordinated capital note without penalty. The Company’s obligations under its Preferred Securities guarantee and the junior subordinated debentures are unsecured and rank junior to the Company’s obligations under its subordinated capital note.
In addition, the Company obtained a $10.00 million revolving line of credit with NAB, which is due on demand. The line of credit has an interest rate of LIBOR plus 125 basis points, with interest payable quarterly. The interest rate was 1.4067% at September 30, 2014, and will reset on December 5. There were outstanding advances of $5.50 million on this line of credit at September 30, 2014 and 2013.
NAB acts as the counterparty for all of the Company’s interest rate swaps. These swaps are discussed in Note 9.
NAB acts as a dealer on certain security purchases. Securities purchased from NAB totaled $0 and $56.12 million for the years ended September 30, 2014 and 2013, respectively. No commissions were paid to NAB in connection with these purchases.
Interest paid to related parties for notes payable as discussed above and in Note 15 was $0.91 million, $0.91 million and $1.00 million for the years ended September 30, 2014, 2013 and 2012, respectively.
NAB provides the Company’s employees with restricted shares of NAB stock subsequent to meeting short- and long-term incentive goals. A payable is recorded between the Company and NAB based on the value and vesting schedule of issued shares. The liability included in accrued expenses on the consolidated balance sheets was $0.82 million and $2.36 million at September 30, 2014 and 2013, respectively. The expense related to the restricted shares was $2.06 million, $1.94 million and $2.14 million for the years ended September 30, 2014, 2013 and 2012, respectively, and is included within salaries and employee benefits on the consolidated statements of comprehensive income.

Prior to the IPO, our Chief Financial Officer and Chief Risk Officer were employees of NAB and its subsidiary, Bank of New Zealand, respectively. In connection with the IPO, the Company entered into employment agreements with our Chief Financial Officer and Chief Risk Officer, whose employment with NAB or Bank of New Zealand, as applicable, terminated. Additionally, the Company’s Chief Credit Officer is a NAB employee and the Head of Credit-Agribusiness is a Bank of New Zealand employee, both of whom were temporarily seconded to work with the Company beginning in November 2010 and December 2010, respectively, and continuing through December 31, 2014. The Company has generally been responsible for paying the salary and benefits of these individuals while they were or continue to be NAB or Bank of New Zealand employees, however certain of these expenses are reimbursable by NAB. Expenses reimbursed by the Company to NAB in connection with these employees totaled $0.44 million, $0.58 million and $0.88 million for the years ended September 30, 2014, 2013 and 2012, respectively.

During fiscal year 2014, NAB apportioned to its U.S. operations, including the Company, certain costs associated with NAB’s compliance with rules implemented pursuant to authority granted under the Dodd-Frank Act. These costs were apportioned based on the aggregate amount of assets of each of NAB’s U.S. operations relative to the total assets of all of NAB’s U.S. operations. During fiscal year 2014, the Company paid NAB approximately $0.21 million related to these apportioned costs.

In connection with the IPO, other than certain audit-related expenses paid by the Company, NAB has paid or will reimburse all fees and expenses the Company incurred in connection with the IPO. These expenses totaled $1.94 million for the year ended September 30, 2014.

In connection with the IPO, the Company and NAB entered into an agreement providing a framework for our ongoing relationship with NAB referred to as the Transitional Services Agreement whereby NAB will continue to provide us with certain services for a transition period until such time as NAB ceases to control us for purposes of the U.S. Bank Holding Company Act of 1956, as amended, or the BHC Act.

The Company’s Chief Executive Officer’s son owns a 22.5% interest in Sioux Falls Financial Services, LLC, which leases to the Company certain property in South Dakota used as an operations center. The lease agreement for this property commenced on April 1, 2011 and contains customary and standard terms for similar lease arrangements. The term of the lease runs through March 31, 2020, at which point the Company has the option to renew the lease for an additional five year term. Payments under this lease totaled approximately $0.18 million, $0.19 million and $0.17 million for the years ended September 30, 2014, 2013 and 2012, respectively.

The Company’s corporate insurance policies are negotiated and paid by NAB and reimbursed by the Company on an annual basis. The fees we will pay for these services under the Transitional Services Agreement will be based on prevailing market rates.

During the IPO, the underwriters reserved for sale at the initial public offering price up to 5% of the shares offered by this prospectus for sale to some of our directors, officers, employees, friends, family, customers and related persons through a reserved share program. A total of 130,880 shares were purchased in the reserved share program.

22. Fair Value of Financial Instruments and Interest Rate Risk
The Company measures, monitors and discloses certain of its assets and liabilities on a fair value basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value are as follows:

Level 1    Quoted prices in active markets for identical assets or liabilities

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Level 1 inputs are considered to be the most transparent and reliable and Level 3 inputs are considered to be the least transparent and reliable. The Company assumes the use of the principal market to conduct a transaction of each particular asset or liability being measured and then considers the assumptions that market participants would use when pricing the asset or liability. Whenever possible, the Company first looks for quoted prices for identical assets or liabilities in active markets (Level 1 inputs) to value each asset or liability. However, when inputs from identical assets or liabilities on active markets are not available, the Company utilizes market observable data for similar assets and liabilities. The Company maximizes the use of observable inputs and limits the use of unobservable inputs to occasions when observable inputs are not available. The need to use unobservable inputs generally results from the lack of market liquidity of the actual financial instrument or of the underlying collateral. Although in some instances, third party price indications may be available, limited trading activity can challenge the observability of these quotations.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Following is a description of the valuation methodologies and inputs used for assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and classified as Level 2 securities. Level 2 securities include U.S. government agency, agency mortgage-backed, states and political subdivisions, corporate debt, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
Interest Rate Swaps and Loans
Interest rate swaps are valued using the system used to value all of NAB’s traded securities and derivatives using LIBOR rates. The fair value of loans accounted for under the fair value option represents the net carrying value of the loan, plus the equal and opposite amount of the value of the swap needed to hedge the interest rate risk and an adjustment for credit risk based on our assessment of existing market conditions for the specific portfolio of loans. This is used due to the strict prepayment penalties put in the loan terms to cover the cost of exiting the hedge of the loans in the case of early prepayment or termination. The adjustment for credit risk on loans accounted for under the fair value option is not significant to the overall fair value of the loans. The fair values estimated by NAB use interest rates that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The Company is required to post cash collateral to NAB for interest rate derivative contracts that are in a liability position, thus a credit risk adjustment on interest rate swaps is not warranted.
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2014
U.S. Treasury securities	$222,725	$222,725	$—	$—
Mortgage-backed securities	1,103,415	—	1,103,415	—
States and political subdivision securities	2,189	—	160	2,029
Corporate debt securities	11,873	—	11,873	—
Other	1,040	—	1,040	—
Securities available for sale	$1,341,242	$222,725	$1,116,488	$2,029
Derivatives-assets	$19	$—	$19	$—
Derivatives-liabilities	13,092	—	13,092	—
Fair value loans and written loan commitments	985,411	—	985,411	—

	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2013
U.S. Treasury securities	$—	$—	$—	$—
Mortgage-backed securities	1,459,444	—	1,459,444	—
States and political subdivision securities	3,532	—	1,289	2,243
Corporate debt securities	12,013	—	12,013	—
Other	5,460	—	5,460	—
Securities available for sale	$1,480,449	$—	$1,478,206	$2,243
Derivatives-assets	$375	$—	$375	$—
Derivatives-liabilities	1,526	—	1,526	—
Fair value loans and written loan commitments	841,862	—	841,862	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents the changes in Level 3 financial instruments for the years ended September 30, 2014 and 2013 (in thousands):

Other Securities Available for Sale
Balance at September 30, 2012	$3,852
Principal paydown	(1,609)
Balance at September 30, 2013	$2,243
Principal paydown	(214)
Balance at September 30, 2014	$2,029
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.
Impaired Loans (Collateral Dependent)
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.
If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of the impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor, if necessary, to the appraised value and including costs to sell. Because many of these inputs are not observable, the measurements are classified as Level 3.
Other Real Estate Owned (OREO)
Other real estate owned consists of loan collateral that has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate. OREO is recorded initially at fair value of the collateral less estimated selling costs. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further to fair value less selling costs, reflecting a valuation allowance. Fair value measurements may be based upon appraisals, third-party price opinions, or internally developed pricing methods. These measurements are classified as Level 3.
Mortgage Loans Held for Sale
Fair value of mortgage loans held for sale is based on either quoted prices for the same or similar loans, or values obtained from third parties, or are estimated for portfolios of loans with similar financial characteristics and are therefore considered a Level 2 valuation.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and 2013 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2014
Other real estate owned	$36,879	$—	$—	$36,879
Impaired loans	111,265	—	—	111,265
Loans held for sale, at lower of cost or fair value	10,381	—	10,381	—

As of September 30, 2013
Other real estate owned	$40,723	$—	$—	$40,723
Impaired loans	154,512	—	—	154,512
Loans held for sale, at lower of cost or fair value	8,271	—	8,271	—
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at September 30, 2014 were as follows:

Financial Instrument	Fair Value of Assets / (Liabilities) at September 30, 2014	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Other real estate owned	$36,879	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	$111,265	Appraisal value	Property specific adjustment	N/A	N/A
Fair Value of Financial Instruments
For financial instruments that have quoted market prices, those quotes are used to determine fair value. Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate are assumed to have a fair value that approximates carrying value, after taking into consideration any applicable credit risk. If no market quotes are available, financial instruments are valued by discounting the expected cash flows using an estimated current market interest rate for the financial instrument.
The short maturity of the Company’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following consolidated balance sheet categories: cash and due from banks, securities sold under agreements to repurchase, and accrued interest.
Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include premises and equipment, deferred income taxes, goodwill, and core deposit and other intangibles. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.
Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for balance sheet instruments as of September 30, 2014 and 2013, are as follows (in thousands):

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

		2014		2013
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	Level 1	$256,639	$256,639	$282,157	$282,157
Loans, net excluding fair valued loans and loans held for sale	Level 3	5,744,157	5,734,274	5,456,676	5,420,963
Accrued interest receivable	Level 2	42,609	42,609	41,065	41,065
Federal Home Loan Bank stock	Level 2	35,922	35,922	28,765	28,765

Liabilities
Deposits	Level 3	$7,052,180	$7,057,591	$6,948,208	$6,959,936
FHLB advances, related party notes payable, and other borrowings	Level 2	616,389	604,615	431,902	421,593
Securities sold under repurchase agreements	Level 2	161,687	161,687	217,562	217,562
Accrued interest payable	Level 2	5,273	5,273	6,790	6,790
Subordinated debentures	Level 2	56,083	56,084	56,083	56,084
The following methods and assumptions were used in estimating the fair value of financial instruments that were not previously disclosed:
Cash and cash due from banks: Due to the short term nature of cash and cash equivalents, the estimated fair value is equal to the carrying value and they are categorized as a Level 1 fair value measurement.
Loans, net excluding fair valued loans and loans held for sale: The fair value of the loan portfolio is estimated using observable inputs including estimated cash flows, and discount rates based on interest rates currently being offered for loans with similar terms, to borrowers of similar credit quality. Loans held for investment are categorized as a Level 3 fair value measurement.
Accrued interest receivable: Due to the nature of accrued interest receivable, the estimated fair value is equal to the carrying value and they are categorized as a Level 2 fair value measurement.
Federal Home Loan Bank stock: The carrying amount of FHLB stock approximates its fair value as it can only be redeemed with the FHLB at par value. Federal Home Loan Bank stock has been categorized as a Level 2 fair value measurement.
Deposits: The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand. The fair value of interest-bearing time deposits is based on the discounted value of contractual cash flows of such deposits, taking into account the option for early withdrawal. The discount rate is estimated using the rates offered by the Company, at the respective measurement dates, for deposits of similar maturities. Deposits have been categorized as a Level 3 fair value measurement.
FHLB advances, related party notes payable, and other borrowings: The fair value of FHLB advances, related party notes payable, and other borrowings is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements. In the absence of a reasonably precise methodology to determine the fair value of the credit agreement, carrying value has been used to represent fair value. FHLB advances, related party notes payable, and other borrowings have been categorized as a Level 2 fair value measurement.
Securities sold under repurchase agreements: The Company’s repurchase agreements are overnight transactions that mature the day after the transaction, and as a result of this short-term nature, the estimated fair value equals the carrying value. Securities sold under repurchase agreements have been categorized as a Level 2 fair value measurement.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Accrued interest payable: Due to the nature of accrued interest payable, the estimated fair value is equal to the carrying value and they are categorized as a Level 2 fair value measurement.
Subordinated Debentures: The fair value of subordinated debentures is estimated using discounted cash flow analysis, based on current incremental debt rates. In the absence of a reasonably precise methodology to determine the fair value of the credit agreement, carrying value has been used to represent fair value. Subordinated debentures have been categorized as a Level 2 fair value measurement.

23. Earnings per Share
Basic earnings per share computations for the years ended September 30, 2014 and 2013 were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.
The following information was used in the computation of basic earnings per share (EPS) for the years ended September 30, 2014 and 2013 (in thousands except share data).

	2014	2013	2012
Basic earnings per share computation:
Net income	$104,952	$96,243	$72,995
Weighted average common shares outstanding	57,886,114	57,886,114	57,886,114
Basic EPS	$1.81	$1.66	$1.26

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

24. Parent Company Only Financial Statements
Parent company only financial information for Great Western Bancorp, Inc. is summarized as follows:
Condensed Balance Sheets
(In thousands)

	September 30,
	2014	2013
Assets
Cash and due from banks	$5,753	$6,710
Investment in subsidiaries	1,508,175	1,503,778
Investment in affiliates	1,683	1,683
Accrued interest receivable	2	2
Net deferred tax assets	416	413
Other assets	7,469	14,521
Total assets	$1,523,498	$1,527,107
Liabilities and stockholder’s equity
Related party notes payable	$41,295	$41,295
Subordinated debentures	56,083	56,083
Accrued interest payable	115	113
Income taxes payable	4,915	12,390
Accrued expenses and other liabilities	—	12
Total liabilities	102,408	109,893

Stockholder’s equity
Common stock	579	579
Additional paid-in capital	1,260,124	1,260,124
Retained earnings	166,544	163,592
Accumulated other comprehensive income (loss)	(6,157)	(7,081)
Total stockholder’s equity	1,421,090	1,417,214
Total liabilities and stockholder’s equity	$1,523,498	$1,527,107

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Condensed Statements of Comprehensive Income
(In thousands)

	Years Ended September 30,
	2014	2013	2012
Income
Dividends from subsidiary bank	$105,000	$49,900	$45,800
Dividends on securities	257	112	264
Other	40	40	66
Total income	105,297	50,052	46,130

Expenses
Interest on related party notes payable	921	950	1,007
Interest on subordinated debentures	1,315	1,347	1,436
Salaries and employee benefits	661	906	1,655
Professional fees	1,080	135	120
Other	1,834	2,388	1,770
Total expense	5,811	5,726	5,988

Income before income tax and equity in undistributed net income of subsidiaries	99,486	44,326	40,142
Benefit for income taxes	1,993	1,955	2,057
Income before equity in undistributed net income of subsidiaries	101,479	46,281	42,199
Equity in undistributed net income of subsidiaries	3,473	49,962	30,796
Net income	$104,952	$96,243	$72,995

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
(In thousands)

	Year Ended September 30,
	2014	2013	2012
Operating Activities
Net income	$104,952	$96,243	$72,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	1
Deferred income taxes	(7,478)	750	(1,817)
Changes in:
Other assets	7,052	(875)	9,213
Accrued interest and other liabilities	(10)	(558)	369
Equity in undistributed net income of subsidiaries	(3,473)	(49,962)	(30,796)
Net cash provided by operating activities	101,043	45,598	49,965
Financing Activities
Net change in note payable to NAB	—	—	(7,000)
Dividends paid	(102,000)	(41,400)	(41,800)
Net cash used in financing activities	(102,000)	(41,400)	(48,800)
Change in cash and due from banks	(957)	4,198	1,165
Cash and due from banks, beginning of year	6,710	2,512	1,347
Cash and due from banks, end of year	$5,753	$6,710	$2,512

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

25. Selected Quarterly Financial Data (unaudited)
The following is a summary of quarterly results (in thousands except per share data):

	Fiscal Year 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$84,361	$97,164	$89,227	$75,373
Interest expense	7,715	7,778	7,929	8,630
Net interest income	76,646	89,386	81,298	66,743
Provision for loan losses	2,749	1,500	(2,690)	(875)
Noninterest income	14,884	14,225	13,846	15,099
Noninterest expense	48,121	67,476	57,373	39,174
Net income	$27,875	$22,503	$25,970	$28,604
Earnings per share	$0.48	$0.39	$0.45	$0.49

	Fiscal Year 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$83,698	$56,569	$74,226	$79,764
Interest expense	8,812	9,206	9,942	11,201
Net interest income	74,886	47,363	64,284	68,563
Provision for loan losses	(2,460)	3,500	534	10,000
Noninterest income	17,526	17,010	19,027	21,341
Noninterest expense	54,333	22,766	45,519	45,667
Net income	$26,323	$24,318	$23,918	$21,684
Earnings per share	$0.46	$0.42	$0.41	$0.37

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures, as defined in Rule 13a−15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the filing of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 due to the material weakness in our internal control over financial reporting described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Internal Control Over Financial Reporting.”

(b) Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm.    This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
(c) Changes in Internal Controls over Financial Reporting.    This Annual Report on Form 10-K does not include a report on changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter due to a transition period established by the Exchange Act for newly public companies.  Following identification of the material weakness referenced above, we implemented a number of controls and procedures designed to improve our control environment as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Internal Control Over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2014, the end of our fiscal year. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Item 1. Business—Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2014, the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2014, the end of our fiscal year. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5 under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plan” in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2014, the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2014, the end of our fiscal year.
PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
(1)    See “Item 8. Financial Statements and Supplementary Data.”
(2)    Financial statement schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.
(3)    The exhibits listed below under “Index to Exhibits” are filed with or incorporated by reference in this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: December 12, 2014	By: ______/s/_Ken Karels_________________________Name: Ken Karels Title: President and Chief Executive Officer

The undersigned directors and officers do hereby constitute and appoint Ken Karels and Peter Chapman and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended September 30, 2014, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of December, 2014.

Signatures	Title

/s/ Ken Karels
Ken Karels	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Nathan Butler
Nathan Butler	Director

/s/ Swati Dave
Swati Dave	Director

/s/ Frances Grieb
Frances Grieb	Director

/s/ Andrew Hove
Andrew Hove	Director

/s/ Rolfe Lakin
Rolfe Lakin	Director

/s/ Richard Rauchenberger
Richard Rauchenberger	Director

/s/ Daniel Rykhus
Daniel Rykhus	Director

/s/ Richard Sawers
Richard Sawers	Director

/s/ Peter Chapman
Peter Chapman	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

2.1
Purchase and Assumption Agreement (Whole Bank, All Deposits), dated as of June 4, 2010, among Federal Deposit Insurance Corporation, Receiver of TierOne Bank, Lincoln, Nebraska, Federal Deposit Insurance Corporation and Great Western Bank (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.1
Indenture, dated as of December 17, 2003, between Great Western Bancorporation, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.2	First Supplemental Indenture dated October 17, 2014, between Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association

4.3
Amended and Restated Declaration of Trust of Great Western Statutory Trust IV, dated December 17, 2003 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.4
Indenture, dated as of March 10, 2006, between Great Western Bancorporation, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.5	Supplemental Indenture, dated October 17, 2014, between Great Western Bancorp, Inc. and LaSalle Bank National Association

4.6
Amended and Restated Declaration of Trust of GWB Capital Trust VI, dated as of March 10, 2006 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.7
Indenture, dated as of June 1, 2005, between Sunstate Bancshares, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.8
First Supplemental Indenture, dated as of May 10, 2007, between Great Western Bancorporation, Inc. and The Bank of New York Trust Company (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.9	Second Supplemental Indenture, dated October 17, 2014, between Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and The Bank of New York Trust Company, National Association

4.10
Amended and Restated Declaration of Trust of Sunstate Bancshares Trust II, dated as of June 1, 2005 (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.11	Amended and Restated Credit Agreement, dated October 17, 2014, between Great Western Bancorporation, Inc. and National Australia Bank Limited

4.12
Subordinated Note of Great Western Bancorporation, Inc., dated as of June 3, 2008 (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.13	Assumption of Subordinated Note Due June 3, 2018, dated October 17, 2014, between Great Western Bancorp, Inc. and Great Western Bancorporation, Inc.

4.14
Guarantee Agreement, dated as of December 17, 2003, between Great Western Bancorporation, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.15
Guarantee Agreement, dated as of March 10, 2006, between Great Western Bancorporation, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.16
Guarantee Agreement, dated as of June 1, 2005, between Great Western Bancorporation, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

10.1	Stockholder Agreement, dated October 20, 2014, between National Australia Bank Limited and Great Western Bancorp, Inc.

10.2	Transitional Services Agreement, dated October 20, 2014, between National Australia Bank Limited and Great Western Bancorp, Inc.

10.3	First Amendment to the Transitional Services Agreement, dated November [•], 2014, between National Australia Bank Limited and Great Western Bancorp, Inc.

10.4	Registration Rights Agreement, dated October 20, 2014, between National Australia Bank Limited, National Americas Holdings LLC and Great Western Bancorp, Inc.

10.5
Employment Agreement, dated January 16, 2014, between Great Western Bank and Kenneth Karels (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

10.6
Secondment Letter, dated November 8, 2012, between National Australia Bank Limited and Peter Chapman (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

10.7
Secondment Letter, dated August 5, 2010, between National Australia Bank Limited and Stephen Ulenberg, as amended by the letter dated December 23, 2013 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

10.8
Employment Agreement, dated September 15, 2014, between Great Western Bancorp, Inc. and Kenneth Karels (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on September 25, 2014 (File No. 333-198458))

10.9
Employment Agreement, dated September 12, 2014, between Great Western Bancorp, Inc. and Peter Chapman (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on September 25, 2014 (File No. 333-198458))

10.10
Employment Agreement, dated September 12, 2014, between Great Western Bancorp, Inc. and Stephen Ulenberg (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on September 25, 2014 (File No. 333-198458))

10.11
Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Great Western Bancorp, Inc. on October 16, 2014 (File No. 333-199426))

10.12
Great Western Bancorp, Inc. 2014 Non-Employee Director Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by Great Western Bancorp, Inc. on October 16, 2014 (File No. 333-199426))

10.13	Great Western Bancorp, Inc. Executive Incentive Compensation Plan

10.14
Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

5
10.15
Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.16
Form of Great Western Bancorp, Inc. 2014 Non-Employee Director Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 9, 2014 (File No. 333-198458))

10.17
Form of Great Western Bancorp, Inc. 2014 Non-Employee Director Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

21.1	Subsidiaries of Great Western Bancorp, Inc.

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney (including with signature page hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002