Form 10-Q
period 2014-12-31
Great Western Bancorp, Inc.
filed 2015-02-12
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of February 6, 2014, the number of shares of the registrant’s Common Stock outstanding was 57,886,114.

GREAT WESTERN BANCORP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended December 31, 2014
TABLE OF CONTENTS

EXPLANATORY NOTE
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION	6
Item 1. Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures About Market Risk	74
Item 4. Controls and Procedures	75
PART II. OTHER INFORMATION	76
Item 1. Legal Proceedings	76
Item 1A. Risk Factors	76
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3. Defaults Upon Senior Securities	76
Item 4. Mine Safety Disclosures	76
Item 5. Other Information	76
Item 6. Index to Exhibits	77
SIGNATURES	79
EX-2.1
EX-2.2
EX-3.1
EX-3.2
EX-4.1
EX-4.2
EX-4.3
EX-4.4
EX-4.5
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
Except as otherwise stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to:

•	“we,” “our,” “us” and our “company” refer to:

◦	Great Western Bancorporation, Inc., an Iowa corporation, and its consolidated subsidiaries, for all periods prior to the Formation Transactions; and

◦	Great Western Bancorp, Inc., a Delaware corporation, and its consolidated subsidiaries, for all periods after the completion of the Formation Transactions;

•
“Great Western” refer to Great Western Bancorporation, Inc. but not its consolidated subsidiaries, for all periods prior to the Formation Transaction, and Great Western Bancorp, Inc. but not its consolidated subsidiaries, for all periods after the completion of the Formation Transaction;

•	our “bank” refer to Great Western Bank, a South Dakota banking corporation;

•	“NAB” refer to National Australia Bank Limited, an Australian public company and our controlling stockholder;

•	our “states” refer to the seven states (South Dakota, Iowa, Nebraska, Colorado, Arizona, Kansas and Missouri) in which we currently conduct our business;

•	our “footprint” refer to the geographic markets within our states in which we currently conduct our business; and

•	the “Formation Transactions” means a series of transactions completed on October 17, 2014 and undertaken in preparation for our initial public offering comprised of:

◦	the cash contribution by National Americas Holdings LLC to Great Western Bancorp, Inc. in an amount equal to the total stockholder’s equity of Great Western Bancorporation, Inc.;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Item 1A. Risk Factors” or “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•	current and future economic and market conditions in the United States generally or in our states in particular, including the rate of growth and employment levels;

•	changes in market interest rates;

•	the geographic concentration of our operations, and our concentration on originating business and agribusiness loans;

•	the relative strength or weakness of the agricultural and commercial credit sectors and of the real estate markets in the markets in which our borrowers are located;

•	declines in the market prices for agricultural products;

•	our ability to effectively execute our strategic plan and manage our growth;

•	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan loss;

•	our ability to attract and retain skilled employees or changes in our management personnel;

•	our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;

•	changes in the demand for our products and services;

•	the effectiveness of our risk management and internal disclosure controls and procedures;

•	fluctuations in the values of our assets and liabilities and off-balance sheet exposures;

•	our ability to attract and retain customer deposits;

•	our access to sources of liquidity and capital to address our liquidity needs;

•	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;

•	our ability to identify and address cyber-security risks;

•	any failure or interruption of our information and communications systems;

•	our ability to keep pace with technological changes;

•	our ability to successfully develop and commercialize new or enhanced products and services;

•	possible impairment of our goodwill and other intangible assets, or any adjustment of the valuation of our deferred tax assets;

•	the effects of problems encountered by other financial institutions;

•	the effects of geopolitical instability, including war, terrorist attacks, and man-made and natural disasters;

•	the effects of the failure of any component of our business infrastructure provided by a third party;

•	the impact of, and changes in applicable laws, regulations and accounting standards and policies;

•	market perceptions associated with our separation from NAB and other aspects of our business;

•	our likelihood of success in, and the impact of, litigation or regulatory actions;

•	our inability to receive dividends from our bank and to service debt, pay dividends to our common stockholders and satisfy obligations as they become due;

•	the effect of NAB’s control over us as a result of its continuing beneficial ownership of a majority of our outstanding common stock;

•	the incremental costs of operating as a standalone public company;

•	our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002;

•	our ability to retain service providers to perform oversight or control functions or services that have otherwise been performed in the past by NAB; and

•	damage to our reputation from any of the factors described above, in “Item 1A. Risk Factors” or in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2014	2014
Assets
Cash and due from banks	$428,186	$256,639
Securities	1,263,983	1,341,242
Investment in affiliates	1,683	1,683
Loans, net of allowance for loan losses of $51,820 and $47,518 at December 31, 2014 and September 30, 2014, respectively (includes $195,545 and $234,036 of loans covered by FDIC loss share agreements at December 31, 2014 and September 30, 2014, respectively, $1,023,281 and $985,411 of loans and written loan commitments at fair value under the fair value option at December 31, 2014 and September 30, 2014, respectively, and $9,387 and $10,381 of loans held for sale at December 31, 2014 and September 30, 2014, respectively)	6,934,945	6,739,949
Premises and equipment	102,462	103,707
Accrued interest receivable	38,201	42,609
Other repossessed property (includes $10,602 and $10,628 of property covered under FDIC loss share agreements at December 31, 2014 and September 30, 2014, respectively)	43,442	49,580
FDIC indemnification asset	22,162	26,678
Goodwill	697,807	697,807
Core deposits and other intangibles	11,916	14,229
Net deferred tax assets	44,759	44,703
Other assets	51,715	52,603
Total assets	$9,641,261	$9,371,429
Liabilities and stockholders' equity
Deposits:
Noninterest-bearing	$1,381,887	$1,303,015
Interest-bearing	5,857,319	5,749,165
Total deposits	7,239,206	7,052,180
Securities sold under agreements to repurchase	190,585	161,687
FHLB advances and other borrowings	575,085	575,094
Related party notes payable	41,295	41,295
Subordinated debentures	56,083	56,083
Fair value of derivatives	32,409	13,092
Accrued interest payable	4,812	5,273
Income tax payable	12,563	4,915
Accrued expenses and other liabilities	37,853	40,720
Total liabilities	8,189,891	7,950,339
Stockholders' equity
Common stock, $0.01 par value, authorized 500,000,000 shares; issued and outstanding at December 31, 2014 and September 30, 2014 - 57,886,114 shares	579	579
Additional paid-in capital	1,260,592	1,260,124
Retained earnings	193,241	166,544
Accumulated other comprehensive income (loss)	(3,042)	(6,157)
Total stockholders' equity	1,451,370	1,421,090
Total liabilities and stockholders' equity	$9,641,261	$9,371,429
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended December 31,
	2014	2013
Interest and dividend income
Loans	$84,344	$81,403
Taxable securities	5,687	6,969
Nontaxable securities	13	14
Dividends on securities	250	201
Federal funds sold and other	284	184
Total interest and dividend income	90,578	88,771

Interest expense
Deposits	6,015	6,879
Securities sold under agreements to repurchase	146	146
FHLB advances and other borrowings	946	1,037
Related party notes payable	232	234
Subordinated debentures and other	330	334
Total interest expense	7,669	8,630

Net interest income	82,909	80,141

Provision for loan losses	3,319	(875)

Net interest income after provision for loan losses	79,590	81,016

Noninterest income
Service charges and other fees	10,398	10,662
Net gain on sale of loans	1,544	1,616
Casualty insurance commissions	316	258
Investment center income	573	591
Net gain on sale of securities	51	—
Trust department income	1,068	905
Net increase (decrease) in fair value of loans at fair value	17,100	(9,110)
Net realized and unrealized gain (loss) on derivatives	(24,605)	4,837
Other	1,455	1,067
Total noninterest income	7,900	10,826

Noninterest expense
Salaries and employee benefits	24,088	24,021
Occupancy expenses, net	4,024	4,233
Data processing	4,828	5,028
Equipment expenses	956	1,027
Advertising	728	1,084
Communication expenses	1,173	1,114
Professional fees	3,572	2,898
Net (gain) loss from sale of repossessed property and other assets	(368)	(571)
Amortization of core deposits and other intangibles	2,313	4,688
Other	5,777	4,777
Total noninterest expense	47,091	48,299
Income before income taxes	40,399	43,543
Provision for income taxes	13,702	14,939
Net income	$26,697	$28,604

Other comprehensive income (loss)—change in net unrealized gain (loss) on securities available-for-sale (net of deferred income tax (expense) benefit of $(1,909) and 3,955 at December 31, 2014 and 2013 respectively)	3,115	(6,454)
Comprehensive income	$29,812	$22,150

Earnings per common share
Weighted average shares outstanding	57,895,783	57,886,114
Earnings per share	$0.46	$0.49

Diluted earnings per common share
Weighted average shares outstanding	57,895,783	57,886,114
Diluted earnings per share	$0.46	$0.49

Dividends per share
Dividends issued	$—	$34,000
Dividends per share	$0.00	$0.59
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statement of Stockholders' Equity (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2013		$579	$1,260,124	$163,592	$(7,081)	$1,417,214
Net income	$28,604	—	—	28,604	—	28,604
Other comprehensive income, net of tax:
Net change in net unrealized gain (loss) on securities available for sale	$(6,454)	—	—	—	(6,454)	(6,454)
Comprehensive income	$22,150
Stock-based compensation		—	—	—	—	—
Cash dividends declared:
Common stock, $0.59 per share		—	—	(34,000)	—	(34,000)
Balance, December 31, 2013		$579	$1,260,124	$158,196	$(13,535)	$1,405,364

Balance, September 30, 2014		$579	$1,260,124	$166,544	$(6,157)	$1,421,090
Net income	$26,697	—	—	26,697	—	26,697
Other comprehensive income, net of tax:
Net change in net unrealized gain (loss) on securities available for sale	$3,115	—	—	—	3,115	3,115
Comprehensive income	$29,812
Stock-based compensation		—	468	—	—	468
Cash dividends declared:
Common stock, $0 per share		—	—	—	—	—
Balance, December 31, 2014		$579	$1,260,592	$193,241	$(3,042)	$1,451,370

See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended
	December 31, 2014	December 31, 2013
Operating activities
Net income	$26,697	$28,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,258	9,861
Net gain on sale of securities	(51)	—
Net gain on sale of loans	(1,544)	(1,616)
Net (gain) loss on sale of premises and equipment	(7)	292
Net gain from sale of repossessed property and other assets	(368)	(571)
Provision for loan losses	3,319	(875)
Provision for repossessed assets	2,110	534
Proceeds from FDIC indemnification claims	1,635	633
Stock-based compensation	468	—
Originations of residential real estate loans held-for-sale	(63,298)	(54,667)
Proceeds from sales of residential real estate loans held-for-sale	65,836	55,810
Net deferred income taxes	(1,964)	(3,697)
Changes in:
Accrued interest receivable	4,408	3,443
Other assets	833	1,475
FDIC indemnification asset	2,881	3,300
FDIC clawback liability	221	143
Accrued interest payable and other liabilities	23,416	(7,851)
Net cash provided by operating activities	70,850	34,818
Investing activities
Purchase of securities available for sale	(48,539)	—
Proceeds from sales and maturities of securities available for sale	129,116	84,323
Net increase in loans	(200,677)	(121,735)
Purchase of premises and equipment	(942)	(442)
Proceeds from sale of premises and equipment	6	426
Proceeds from sale of other assets	5,765	2,801
Redemption of FHLB stock	53	2,061
Net cash used in investing activities	(115,218)	(32,566)
Financing activities
Net increase in deposits	187,026	237,430
Net increase (decrease) in securities sold under agreements to repurchase	28,898	(29,163)
Net decrease in FHLB advances and other borrowings	(9)	(50,503)
Dividends paid	—	(34,000)
Net cash provided by financing activities	215,915	123,764
Net increase in cash and due from banks	171,547	126,016
Cash and due from banks, beginning of period	256,639	282,157
Cash and due from banks, end of period	$428,186	$408,173
Supplemental disclosures of cash flows information
Cash payments for interest	$8,129	$8,919
Cash payments for income taxes	$8,758	$15,681
Supplemental schedules of noncash investing and financing activities
Loans transferred to repossessed assets and other assets	$1,369	$1,932
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
Great Western Bancorp, Inc. (the “Company”) is a bank holding company organized under the laws of Delaware. The primary business of the Company is ownership of its wholly owned subsidiary, Great Western Bank (the “Bank”). The Bank is a full-service regional bank focused on relationship-based business and agribusiness banking in Arizona, Colorado, Iowa, Kansas, Missouri, Nebraska, and South Dakota. The Company and the Bank are subject to the regulation of certain federal and/or state agencies and undergo periodic examinations by those regulatory authorities. Substantially all of the Company’s income is generated from banking operations. The Company was a majority owned indirect subsidiary of National Australia Bank Limited (“NAB”) at December 31, 2014.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature other than the reclassifications outlined below.
The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ending September 30, 2014, which includes a description of significant accounting policies. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year or any other period.
The accompanying unaudited consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events other than outlined below.
On January 28, 2015, the board of directors of the Company declared a dividend of $0.12 per common share payable on February 23, 2015 to owners of record as of close of business on February 12, 2015.
Changes in the Presentation of Results for Loans at Fair Value and Related Derivatives
In the normal course of business, the Company manages interest rate risk by entering into fixed-to-floating interest rate swaps related to all fixed-rate loans with original terms longer than five years. The Company has elected to account for these loans using the Fair Value Option. During the first quarter of fiscal year 2015, the Company identified an immaterial error in its reporting of one aspect of the derivatives related to these loans and also elected to change the presentation of the reported changes in fair value of these loans and related derivatives, each as discussed below. The Company's previous consolidated financial statements have been corrected or reclassified, as appropriate, to be consistent with the accompanying unaudited consolidated financial statements.

During the first quarter of fiscal year 2015, the Company identified that the current realized gain (loss) on the derivatives related to fair value loans has been improperly recorded as loan interest income instead of being presented in the same line item as the unrealized gain (loss) on the derivatives. As such, the realized gain (loss) on the derivatives related to fair value loans has been moved from loan interest income to "Net realized and unrealized gain (loss) on derivatives" within noninterest income. The Company has determined these corrections to be immaterial to the prior period financial statements and there was no effect on net income, equity or cash flows. The following table reflects the impact of the matter described above on previously filed financial statements:

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Previously Reported	Currently Reported
	Interest Income	Noninterest Income
Twelve months ended September 30, 2014
Realized gain (loss) on derivatives	$(18,255)	$(18,255)

Twelve months ended September 30, 2013
Realized gain (loss) on derivatives	$(14,217)	$(14,217)

Twelve months ended September 30, 2012
Realized gain (loss) on derivatives	$(9,931)	$(9,931)

Additionally, the Company previously reported the changes in fair value of these loans related to both interest rates and credit quality in interest income and the Company presented the changes in fair value of the derivatives in noninterest expense. Changes in fair value related to interest rates on the loans and changes in fair value of the derivatives were completely offset in any reporting period. To improve the clarity and comparability of its financial statements, the Company has elected to change its presentation of the changes in fair value related to these loans and derivatives by presenting these changes in two separate line items in noninterest income. As such, changes in fair value related to these loans, both related to interest rates and credit quality, is presented in "Net increase (decrease) in fair value of loans at fair value" within noninterest income, and changes in fair value related to these derivatives is presented in "Net realized and unrealized gain (loss) on derivatives" within noninterest income. The following table reflects the impact of the matter described above on previously filed financial statements:

	Previously Reported		Currently Reported
	Interest Income	Noninterest Expense	Noninterest Income
Twelve months ended September 30, 2014
Unrealized gain (loss) on derivatives	$—	$11,922	$—	$11,922
Loan fair value change related to interest rates	(11,922)	—	(11,922)	—
Loan fair value change related to credit quality	18	—	18	—
	$(11,904)	$11,922	$(11,904)	$11,922

Twelve months ended September 30, 2013
Unrealized gain (loss) on derivatives	$—	$(40,305)	$—	$(40,305)
Loan fair value change related to interest rates	40,305	—	40,305	—
Loan fair value change related to credit quality	855	—	855	—
	$41,160	$(40,305)	$41,160	$(40,305)

Twelve months ended September 30, 2012
Unrealized gain (loss) on derivatives	$—	$19,369	$—	$19,369
Loan fair value change related to interest rates	(19,369)	—	(19,369)	—
Loan fair value change related to credit quality	4,276	—	4,276	—
	$(15,093)	$19,369	$(15,093)	$19,369

2. New Accounting Pronouncements
There have been no new applicable accounting pronouncements issued during the three months ended December 31, 2014.

3. Restrictions on Cash and Due from Banks
The Company is required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of deposits. The total requirement was approximately $41.9 million and $50.4 million at December 31, 2014 and September 30, 2014, respectively.

4. Securities
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows (in thousands):

	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2014
U.S. Treasury securities	$271,551	$1,027	$—	$272,578
Mortgage-backed securities:
Government National Mortgage Association	989,204	3,307	(9,409)	983,102
States and political subdivision securities	2,117	1	—	2,118
Corporate debt securities	4,996	145	—	5,141
Other	1,006	38	—	1,044
	$1,268,874	$4,518	$(9,409)	$1,263,983

	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2014
U.S. Treasury securities	$222,868	$31	$(174)	$222,725
Mortgage-backed securities:
Government National Mortgage Association	1,113,363	4,639	(14,587)	1,103,415
States and political subdivision securities	2,188	1	—	2,189
Corporate debt securities	11,732	141	—	11,873
Other	1,006	34	—	1,040
	$1,351,157	$4,846	$(14,761)	$1,341,242
The amortized cost and approximate fair value of debt securities available for sale as of December 31, 2014 and September 30, 2014, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

	December 31, 2014		September 30, 2014
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$470	$470	$7,207	$7,218
Due after one year through five years	247,796	248,733	223,282	223,140
Due after five years through ten years	30,398	30,634	6,299	6,429
	278,664	279,837	236,788	236,787
Mortgage-backed securities	989,204	983,102	1,113,363	1,103,415
Securities without contractual maturities	1,006	1,044	1,006	1,040
	$1,268,874	$1,263,983	$1,351,157	$1,341,242

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Proceeds from sales of securities available for sale were $55.1 million and $0.2 million for the three months ended December 31, 2014 and 2013, respectively. Gross gains of $0.6 million and $0 and gross losses of $0.5 million and $0 were realized on the sales for the three months ended December 31, 2014 and 2013, respectively, using the specific identification method.
Securities with a carrying value of approximately $1,161.7 million and $1,132.3 million at December 31, 2014 and September 30, 2014, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 52% and 64% of the Company’s investment portfolio at December 31, 2014 and September 30, 2014, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other than temporarily impaired at December 31, 2014 or September 30, 2014. For the three months ended December 31, 2014 and 2013, the Company did not recognize any other-than-temporary impairment.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		December 31, 2014 12 months or more		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	68	—	656,512	(9,409)	656,580	(9,409)
Corporate debt securities	—	—	—	—	—	—
Other	—	—	—	—	—	—
	$68	$—	$656,512	$(9,409)	$656,580	$(9,409)

	Less than 12 months		September 30, 2014 12 months or more		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
U.S. Treasury securities	$98,344	$(174)	$—	$—	$98,344	$(174)
Mortgage-backed securities	24,625	(125)	730,171	(14,462)	754,796	(14,587)
Corporate debt securities	—	—	—	—	—	—
Other	—	—	—	—	—	—
	$122,969	$(299)	$730,171	$(14,462)	$853,140	$(14,761)
The Company’s investments in nonmarketable equity securities are all stock of the Federal Home Loan Bank ("FHLB"). The carrying value of Federal Home Loan Bank stock was $35.9 million and $35.9 million as of December 31, 2014 and September 30, 2014, respectively, and is reported in other assets on the consolidated balance sheets. No indicators of impairment related to FHLB stock were identified during three months ended December 31, 2014 and 2013.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The components of other comprehensive income from net unrealized gains (losses) on securities available for sale for the three months ended December 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended December 31,
	2014	2013
Beginning balance accumulated other comprehensive income (loss)	$(6,157)	$(7,081)
Net unrealized holding gain (loss) arising during the period	4,973	(10,409)
Reclassification adjustment for net gain realized in net income	51	—
Net change in unrealized gain (loss) before income taxes	5,024	(10,409)
Income tax (expense) benefit	(1,909)	3,955
Net change in unrealized (loss) gain on securities after taxes	3,115	(6,454)
Ending balance accumulated other comprehensive income (loss)	$(3,042)	$(13,535)

5. Loans
The composition of net loans as of December 31, 2014 and September 30, 2014, is as follows (in thousands):

	December 31, 2014	September 30, 2014
Residential real estate	$910,406	$901,605
Commercial real estate	2,645,721	2,541,194
Commercial non real estate	1,551,607	1,571,640
Agriculture	1,788,028	1,681,209
Consumer	85,822	90,086
Other	35,311	34,243
	7,016,895	6,819,977
Less:
Allowance for loan losses	(51,820)	(47,518)
Unamortized discount on acquired loans	(23,321)	(25,638)
Unearned net deferred fees and costs and loans in process	(6,809)	(6,872)
	$6,934,945	$6,739,949
The loan breakouts above include loans covered by FDIC loss sharing agreements totaling $195.5 million and $234.0 million as of December 31, 2014 and September 30, 2014, respectively, residential real estate loans held for sale totaling $9.4 million and $10.4 million at December 31, 2014 and September 30, 2014, respectively, and $1,023.3 million and $985.4 million of loans and written loan commitments accounted for at fair value as of December 31, 2014 and September 30, 2014, respectively.
Unamortized net deferred fees and costs totaled $6.8 million and $6.3 million as of December 31, 2014 and September 30, 2014, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $0 and $0.6 million as of December 31, 2014 and September 30, 2014, respectively.
Loans guaranteed by agencies of the U.S. government totaled $101.9 million and $106.5 million at December 31, 2014 and September 30, 2014, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Principal balances of residential real estate loans sold totaled $64.3 million and $54.2 million for the three months ended December 31, 2014 and 2013, respectively.
The following table presents the Company’s nonaccrual loans at December 31, 2014 and September 30, 2014 (in thousands), excluding loans covered under the FDIC loss-sharing agreements. Loans greater than 90 days past due and still accruing interest as of December 31, 2014 and September 30, 2014, were not significant.

Nonaccrual loans	December 31, 2014	September 30, 2014
Residential real estate	$7,269	$6,671
Commercial real estate	10,638	20,767
Commercial non real estate	10,630	4,908
Agriculture	10,342	11,453
Consumer	104	146
Total	$38,983	$43,945

The following table (in thousands) presents the Company’s past due loans at December 31, 2014 and September 30, 2014. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1,023.3 million for December 31, 2014 and $985.4 million for September 30, 2014.

As of December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
Residential real estate	$3,652	$543	$3,368	$7,563	$773,471	$781,034
Commercial real estate	1,860	3,632	4,636	10,128	2,256,815	2,266,943
Commercial non real estate	1,586	2,146	8,043	11,775	1,120,734	1,132,509
Agriculture	4,036	—	3,673	7,709	1,465,574	1,473,283
Consumer	205	108	28	341	85,327	85,668
Other	—	—	—	—	35,311	35,311
	11,339	6,429	19,748	37,516	5,737,232	5,774,748
Loans covered by FDIC loss sharing agreements	4,760	1,879	3,315	9,954	185,591	195,545
Total	$16,099	$8,308	$23,063	$47,470	$5,922,823	$5,970,293

As of September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
Residential real estate	$675	$611	$2,581	$3,867	$760,887	$764,754
Commercial real estate	11,050	819	3,384	15,253	1,988,585	2,003,838
Commercial non real estate	1,761	6,228	744	8,733	1,303,925	1,312,658
Agriculture	16	368	4,205	4,589	1,364,960	1,369,549
Consumer	244	18	49	311	89,528	89,839
Other	—	—	—	—	34,243	34,243
	13,746	8,044	10,963	32,753	5,542,128	5,574,881
Loans covered by FDIC loss sharing agreements	1,960	1,252	3,728	6,940	227,096	234,036
Total	$15,706	$9,296	$14,691	$39,693	$5,769,224	$5,808,917

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The composition of the loan portfolio by internally assigned grade is as follows as of December 31, 2014 and September 30, 2014. This table (in thousands) is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1,023.3 million for December 31, 2014 and $985.4 million for September 30, 2014:

As of December 31, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$764,217	$2,129,884	$1,021,994	$1,314,547	$85,082	$35,311	$5,351,035
Watchlist	4,548	70,965	73,936	125,659	365	—	275,473
Substandard	11,717	65,984	34,884	33,042	221	—	145,848
Doubtful	552	110	1,514	35	—	—	2,211
Loss	—	—	181	—	—	—	181
Ending balance	781,034	2,266,943	1,132,509	1,473,283	85,668	35,311	5,774,748
Loans covered by FDIC loss sharing agreements	119,894	66,264	7,460	1,874	53	—	195,545
Total	$900,928	$2,333,207	$1,139,969	$1,475,157	$85,721	$35,311	$5,970,293

As of September 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$747,485	$1,867,866	$1,218,558	$1,202,145	$89,197	$34,243	$5,159,494
Watchlist	5,320	84,132	65,628	132,262	381	—	287,723
Substandard	11,290	51,692	27,499	35,107	242	—	125,830
Doubtful	659	148	798	35	19	—	1,659
Loss	—	—	175	—	—	—	175
Ending balance	764,754	2,003,838	1,312,658	1,369,549	89,839	34,243	5,574,881
Loans covered by FDIC loss sharing agreements	127,115	95,467	9,390	2,004	60	—	234,036
Total	$891,869	$2,099,305	$1,322,048	$1,371,553	$89,899	$34,243	$5,808,917

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans
The following table presents the Company’s impaired loans (in thousands). This table excludes loans covered by FDIC loss sharing agreements:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of December 31, 2014
Impaired loans:
With an allowance recorded:
Residential real estate	$12,425	$12,483	$2,419	$12,266
Commercial real estate	76,250	76,332	2,846	69,203
Commercial non real estate	39,110	39,194	8,828	35,816
Agriculture	34,080	34,077	955	34,804
Consumer	223	261	42	251
	$162,088	$162,347	$15,090	$152,340

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of September 30, 2014
Impaired loans:
With an allowance recorded:
Residential real estate	$12,107	$12,737	$2,529	$13,572
Commercial real estate	62,155	64,597	2,017	84,490
Commercial non real estate	32,522	37,882	3,927	31,827
Agriculture	35,528	37,958	1,155	30,546
Consumer	280	491	51	346
	$142,592	$153,665	$9,679	$160,781

There are no impaired loans without a valuation allowance, other than those loans for which the Company has claim to collateral with value(s) in excess of the outstanding loan amount, after allowing for the cost of liquidating the collateral as of December 31, 2014. There were no impaired loans without a valuation allowance as of September 30, 2014. Interest income recognized on impaired loans was $3.1 million and $1.2 million for the three months ended December 31, 2014 and 2013, respectively.
Valuation adjustments made to repossessed properties for the three months ended December 31, 2014 and 2013, totaled $2.1 million and $0.5 million, respectively, and are included in other noninterest expense.
Troubled Debt Restructured Loans
Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. These TDRs do not include purchased impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan losses for TDRs were $2.1 million and $3.2 million at December 31, 2014 and September 30, 2014, respectively. Commitments to lend additional funds to borrowers whose loans were modified in a TDR were not significant as of December 31, 2014 or September 30, 2014.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the recorded value of the Company’s TDR balances as of December 31, 2014 and September 30, 2014 (in thousands):

	December 31, 2014		September 30, 2014
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential real estate	$723	$1,947	$1,112	$1,730
Commercial real estate	41,114	6,638	25,177	6,884
Commercial non real estate	7,561	1,468	6,753	1,785
Agriculture	3,731	9,708	3,780	9,994
Consumer	17	17	35	22
Total	$53,146	$19,778	$36,857	$20,415

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014			2013
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	2	74	74
Payment modification	—	—	—	1	15	15
Bankruptcy	—	—	—	1	130	130
Other	—	—	—	—	—	—
Total residential real estate	—	—	—	4	219	219
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	2	18,881	18,881	1	1,070	1,070
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	2	18,881	18,881	1	1,070	1,070
Commercial non real estate
Rate modification	1	32	32	2	500	500
Term extension	—	—	—	3	1,699	1,699
Payment modification	1	1,824	1,824	2	668	668
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non real estate	2	1,856	1,856	7	2,867	2,867
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	1	10	10
Total consumer	—	—	—	1	10	10
Total accruing	4	$20,737	$20,737	13	$4,166	$4,166
Change in recorded investment due to principal paydown at time of modification	—	—		—	—	—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the three months ended December 31, 2014 and 2013:

Three Months Ended December 31,
	2014			2013
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	1	2	2
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	1	4	4
Other	—	—	—	1	38	38
Total residential real estate	—	—	—	3	44	44
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial Non Real Estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	8	125	125
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non real estate	—	—	—	8	125	125
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	1	11	11
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	1	1	1
Total consumer	—	—	—	2	12	12
Total non-accruing	—	$—	$—	13	$181	$181
Change in recorded investment due to principal paydown at time of modification	—	—	—	—	—	—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

For the three months ended December 31, 2014 and 2013, the table below represents defaults on loans that were first modified during the respective past 12 months, that became 90 days or more delinquent or were charged-off during the three months ended December 31, 2014 and 2013, respectively.

	Three Months Ended December 31,
	2014		2013
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	6	$522	—	$—
Commercial real estate	1	95	2	6,296
Commercial non real estate	—	—	—	—
Agriculture	1	15	1	3,676
Consumer	—	—	—	—
	8	$632	3	$9,972
The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

6. Allowance for Loan Losses
The following table presents the Company’s allowance for loan losses roll forward and respective loan balances for the three month period ended December 31, 2014 and 2013. This table (in thousands) is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1,023.3 million, loans held for sale of $9.4 million, and guaranteed loans of $101.9 million for December 31, 2014 and loans measured at fair value with changes in fair value reported in earnings of $985.4 million, loans held for sale of $10.4 million, and guaranteed loans of $106.5 million for September 30, 2014.

As of December 31, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Allowance for loan losses
Beginning balance October 1, 2014	$8,342	$16,884	$10,550	$10,655	$264	$823	$47,518
Charge-offs	(57)	(82)	(84)	—	(38)	(428)	(689)
Recoveries	43	69	1,160	57	24	319	1,672
Provision	(350)	735	2,999	208	(24)	71	3,639
Impairment of loans acquired with deteriorated credit quality	(411)	116	—	—	(25)	—	(320)
Ending balance December 31, 2014	$7,567	$17,722	$14,625	$10,920	$201	$785	$51,820
Ending balance: individually evaluated for impairment	$2,418	$2,783	$8,816	$948	$42	$—	$15,007
Ending balance: collectively evaluated for impairment	$2,776	$11,986	$5,809	$9,972	$159	$785	$31,487
Ending balance: loans acquired with deteriorated credit quality	$2,373	$761	$—	$—	$—	$—	$3,134
Ending balance: loans acquired without deteriorated credit quality	$—	$2,192	$—	$—	$—	$—	$2,192
Financing receivables
Ending balance	$890,085	$2,291,220	$1,088,065	$1,468,565	$85,721	$35,311	$5,858,967
Ending balance: individually evaluated for impairment	$9,592	$66,049	$37,961	$23,743	$142	$—	$137,487
Ending balance: collectively evaluated for impairment	$671,566	$2,113,647	$1,038,540	$1,422,861	$81,525	$35,311	$5,363,450
Ending balance: loans acquired with deteriorated credit quality	$97,779	$28,768	$4,817	$1,623	$1,734	$—	$134,721
Ending balance: loans acquired without deteriorated credit quality	$111,148	$82,756	$6,747	$20,338	$2,320	$—	$223,309

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2013	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agricultural	Consumer	Other	Total
Allowance for loan losses
Beginning balance October 1, 2013	$11,779	$22,562	$11,222	$9,296	$312	$693	$55,864
Charge-offs	(230)	—	(161)	—	(56)	(470)	(917)
Recoveries	75	591	887	17	36	391	1,997
Provision	230	(861)	(646)	(57)	98	111	(1,125)
Impairment of loans acquired with deteriorated credit quality	—	—	250	—	—	—	250
Ending balance December 31, 2013	$11,854	$22,292	$11,552	$9,256	$390	$725	$56,069
Ending balance: individually evaluated for impairment	$3,128	$5,355	$6,227	$2,724	$167	$—	$17,601
Ending balance: collectively evaluated for impairment	$3,691	$16,207	$3,614	$6,532	$223	$725	$30,992
Ending balance: loans acquired with deteriorated credit quality	$5,035	$730	$1,711	$—	$—	$—	$7,476
Ending balance: loans acquired without deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Financing receivables
Ending balance	$890,073	$2,299,661	$1,079,956	$1,466,851	$85,721	$35,311	$5,857,573
Ending balance: individually evaluated for impairment	$10,037	$68,973	$31,299	$22,666	$582	$—	$133,557
Ending balance: collectively evaluated for impairment	$611,785	$2,019,099	$1,025,543	$1,412,871	$77,315	$35,311	$5,181,924
Ending balance: loans acquired with deteriorated credit quality	$122,068	$80,903	$6,833	$—	$2,646	$—	$212,450
Ending balance: loans acquired without deteriorated credit quality	$146,183	$130,686	$16,281	$31,314	$5,178	$—	$329,642
The reserve for unfunded loan commitments was $0.4 million at both December 31, 2014 and September 30, 2014.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

7. Accounting for Certain Loans Acquired with Deteriorated Credit Quality
In June 2010, the Company acquired certain loans that had deteriorated credit quality. Loan accounting specific to these purchased impaired loans addresses differences between contractual cash flows expected to be collected from the initial investment in loans if those differences are attributable, at least in part, to credit quality. Several factors were considered when evaluating whether a loan was considered a purchased impaired loan, including the delinquency status of the loan, updated borrower credit status, geographic information, and updated loan-to-values (“LTV”). U.S. GAAP allows purchasers to aggregate purchased impaired loans acquired in the same fiscal quarter in one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
Loan pools are periodically reassessed to determine expected cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller, homogenous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large individual loans that consider similar prepayment factors listed above for smaller homogenous loans. The re-assessment of purchased impaired loans resulted in the following changes in the accretable yield during the three months ended December 31, 2014 and 2013 (in thousands):

Balance at September 30, 2014	$50,889
Accretion	(4,787)
Reclassification from nonaccretable difference	320
Disposals	(80)
Balance at December 31, 2014	46,342

Balance at September 30, 2013	$67,660
Accretion	(4,430)
Reclassification from nonaccretable difference	—
Disposals	(4,819)
Balance at December 31, 2013	$58,411
The reclassifications from nonaccretable difference noted in the table above represent instances where specific pools of loans are expected to perform better over the remaining lives of the loans than expected at the prior re-assessment date.
The following table provides purchased impaired loans at December 31, 2014 and September 30, 2014 (in thousands):

	December 31, 2014			September 30, 2014
	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]
Residential real estate	$110,493	$97,779	$95,406	$115,863	$102,987	$100,203
Commercial real estate	107,514	28,768	28,007	130,825	49,202	48,557
Commercial non real estate	14,710	4,817	4,817	16,697	6,361	6,361
Agriculture	1,622	1,623	1,623	1,747	1,746	1,746
Consumer	1,838	1,734	1,734	2,019	1,843	1,818
Total lending	$236,177	$134,721	$131,587	$267,151	$162,139	$158,685

1    Represents the legal balance of loans acquired with deteriorated credit quality.
2    Represents the book balance of loans acquired with deteriorated credit quality.
3    Represents the book balance of loans acquired with deteriorated credit quality net of the related allowance for loan losses.

Due to improved cash flows of the purchased impaired loans, the reductions to allowance recognized on previous impairments were $0 and $0.5 million for the three months ended December 31, 2014 and 2013, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

8. FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the TierOne Bank acquisition, the Company is reimbursed for a portion of the losses incurred on covered assets. As covered assets are resolved, whether it be through repayment, short sale of the underlying collateral, the foreclosure on or sale of collateral, or the sale or charge-off of loans or OREO, any differences between the carrying value of the covered assets versus the payments received during the resolution process, that are reimbursable by the FDIC, are recognized as reductions in the FDIC indemnification asset. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC. The following table represents a summary of the activity related to the FDIC indemnification asset for the three months ended December 2014 and 2013 (in thousands):

	Three Months Ended December 31,
	2014	2013
Balance at beginning of year	$26,678	$45,690
Amortization	(2,534)	(3,285)
Changes in expected reimbursements from FDIC for changes in expected credit losses	(191)	(26)
Changes in reimbursable expenses	(156)	10
Payments to/(from) the FDIC	(1,635)	(633)
Balance at end of year	$22,162	$41,756
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
The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2014 and September 30, 2014 (in thousands).

	December 31, 2014
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,018,809	Liabilities	$1,118	$(33,513)
Mortgage loan commitments	31,834	Assets	14	—
Mortgage loan forward sale contracts	36,004	Liabilities	—	(14)

	September 30, 2014
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$986,440	Liabilities	$6,213	$(19,286)
Mortgage loan commitments	22,563	Assets	19	—
Mortgage loan forward sale contracts	28,459	Liabilities	—	(19)

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As with any financial instrument, derivative financial instruments have inherent risk including adverse changes in interest rates. The Company’s exposure to derivative credit risk is defined as the possibility of sustaining a loss due to the failure of the counterparty to perform in accordance with the terms of the contract. Credit risks associated with interest rate swaps is similar to those relating to traditional on-balance sheet financial instruments. The Company manages interest rate swap credit risk with the same standards and procedures applied to its commercial lending activities. Amounts due from NAB to reclaim cash collateral under the interest rate swap master netting arrangements have not been offset against the derivative balances. These receivables are classified on the consolidated balance sheets as cash and were $0 as of December 31, 2014 and September 30, 2014, respectively.
The effect of derivatives on the consolidated statements of comprehensive income for the three months ended December 31, 2014 and 2013 (in thousands) was as follows:

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	December 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest rate swaps	Noninterest income	$(24,605)	$4,837
Mortgage loan commitments	Noninterest income	14	3
Mortgage loan forward sale contracts	Noninterest income	(14)	(3)
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
The following tables (in thousands) present the Company's gross derivative financial assets and liabilities at December 31, 2014 and September 30, 2014, and the related impact of enforceable master netting arrangements and cash collateral, where applicable:

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments[1]	Net Amount
December 31, 2014
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,118	$(1,118)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(33,513)	1,118	(32,395)	32,395	—
Total derivative financial liabilities	$(32,395)	$—	$(32,395)	$32,395	$—
1 The actual amount of collateral exceeds the fair value exposure, at the individual counterparty level, as of the date presented.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
September 30, 2014
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$6,213	$(6,213)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(19,286)	6,213	(13,073)	13,073	—
Total derivative financial liabilities	$(13,073)	$—	$(13,073)	$13,073	$—

10. The Fair Value Option
The Company has elected to measure certain long-term loans and written loan commitments at fair value to assist in managing the interest rate risk for longer-term loans. This fair value option was elected upon the origination of these loans. Interest income is recognized in the same manner as interest on non-fair value loans.
See Note 17 for additional disclosures regarding the fair value of the fair value option loans and written loan commitments.
Long-term loans and written loan commitments for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $28.1 million and $7.1 million at December 31, 2014 and September 30, 2014, respectively. The total unpaid principal balance of these long-term loans was approximately $995.2 million and $978.3 million at December 31, 2014 and September 30, 2014, respectively. The fair value of these loans and written loan commitments is included in total loans in the consolidated balance sheets and are grouped with commercial non real estate, commercial real estate, and agricultural loans in Note 5. The fair value of these written loan commitments was not material at December 31, 2014 and September 30, 2014, respectively. None of the noted loans were greater than 90 days past due or in nonaccrual status as of December 31, 2014 or September 30, 2014.
Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported are as follows for the three months ended December 31, 2014 and 2013 (in thousands):

	2014		2013
	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value
Long-term loans and written loan commitments	$17,100	$17,100	$(9,110)	$(9,110)
For long-term loans and written loan commitments at December 31, 2014 and 2013, approximately $1.7 million and $0, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

11. Core Deposits and Other Intangibles
A summary of intangible assets subject to amortization is as follows (in thousands):

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Total
As of December 31,2014
Gross carrying amount	$92,679	$8,464	$16,089	$117,232
Accumulated amortization	(89,121)	(3,713)	(12,482)	(105,316)
	$3,558	$4,751	$3,607	$11,916
As of September 30, 2014
Gross carrying amount	$92,679	$8,464	$16,089	$117,232
Accumulated amortization	(87,423)	(3,572)	(12,008)	(103,003)
	$5,256	$4,892	$4,081	$14,229
Amortization expense of intangible assets was $2.3 million and $4.7 million for the three months ended December 31, 2014 and 2013, respectively.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows (in thousands):

Remaining in 2015	$4,797
2016	2,822
2017	1,097
2018	564
2019	564
2020 and thereafter	2,072
$11,916

12. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities underlying the agreements had an amortized cost of approximately $200.3 million and $190.6 million and fair value of approximately $199.2 million and $188.6 million at December 31, 2014 and September 30, 2014, respectively. The Company holds the securities under third-party safekeeping agreements.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

13. FHLB Advances, Related Party Notes Payable and Other Borrowings
FHLB advances, related party notes payable, and other borrowings consist of the following at December 31, 2014 and September 30, 2014 (in thousands):

	December 31, 2014	September 30, 2014
Subordinated capital note to NAB New York (a branch of NAB), due June 2018 (callable June 2015), interest paid quarterly based on LIBOR plus 205 basis points, unsecured	$35,795	$35,795
$10,000 revolving line of credit to NAB due on demand, interest paid monthly based on LIBOR plus 125 basis points, unsecured	5,500	5,500
Total related party notes payable	41,295	41,295
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 0.21% to 3.66% and maturity dates from January 2015 to July 2023, collateralized by real estate loans and FHLB stock, with various call dates at the option of the FHLB	575,000	575,000
Other	85	94
Total FHLB advances and other borrowings	575,085	575,094
	$616,380	$616,389
As of December 31, 2014, based on its Federal Home Loan Bank stock holdings, the combined aggregate additional borrowing capacity of the Company with the Federal Home Loan Bank was $685.6 million.

Principal balances of loans pledged to the Federal Home Loan Bank to collateralize notes payable totaled $2,174.2 million and $2,145.5 million at December 31, 2014 and September 30, 2014, respectively.
As of December 31, 2014, FHLB advances, related party notes payable and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows (in thousands):

Remaining in 2015	$95,585
2016	90,000
2017	25,000
2018	60,795
2019	75,000
2020 and thereafter	270,000
$616,380

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

14. Income Taxes
The provision for income taxes charged to operations consists of the following for the three months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,
	2014	2013
Currently paid or payable
Federal	$13,673	$15,967
State	1,993	2,669
	15,666	18,636
Deferred tax benefit	(1,964)	(3,697)
Income tax expense	$13,702	$14,939
The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following for the three months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,
	2014	2013
Tax at statutory rate (35%)	$14,019	$15,240
Increase (decrease) in income taxes resulting from:
Tax exempt interest income	(1,565)	(1,102)
State income taxes, net of federal benefit	1,295	1,735
Other	(47)	(934)
Income tax expense	$13,702	$14,939
Net deferred tax assets (liabilities) consist of the following components at December 31, 2014 and September 30, 2014 (in thousands):

	December 31, 2014	September 30, 2014
Deferred tax assets:
Allowance for loan losses	$20,705	$19,683
Compensation	508	329
Net operating loss carryforward	106	119
Securities available for sale	1,849	3,758
Other real estate owned	14,780	13,721
Core deposit intangible and other fair value adjustments	10,900	10,573
Excess tax basis of loans acquired over carrying value	9,005	9,595
Other	4,880	6,272
	62,733	64,050
Deferred tax liabilities:
Goodwill and other intangibles	(10,072)	(9,099)
Premises and equipment	(3,957)	(4,390)
Excess carrying value of FDIC indemnification asset and clawback liability	(2,480)	(4,280)
Other	(1,465)	(1,578)
	(17,974)	(19,347)
Net deferred tax assets (liabilities)	$44,759	$44,703

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2014, the Company had income tax payable of $13.7 million to the Internal Revenue Service and at September 30, 2014, had income tax payable of $4.9 million to National Americas Investment, Inc. (included in income tax payable).
Management has determined a valuation reserve is not required for the deferred tax assets because it is more likely than not these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.
Uncertain tax positions were not significant at December 31, 2014 or September 30, 2014.
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

15. Profit-Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan (the Plan). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employers must be equal. The Company contributed $1.3 million and $1.2 million to the Plan for the three months ended December 31, 2014 and 2013, respectively.

16. Stock-Based Compensation
On September 26, 2014, the Board of Directors adopted, and on October 10, 2014 NAB, our controlling shareholder, approved the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”), the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan (the “2014 Director Plan”), and the Great Western Bancorp, Inc. Executive Incentive Compensation Plan (the “Bonus Plan”), collectively ("the Plans"), which provide for the issuance of restricted share units and performance based share units to certain officers, employees and directors of the Company. The Plans were primarily established to enhance the Company’s ability to attract, retain and motivate employees. The Company’s Board of Directors, the Compensation Committee of the Board of Directors ("Compensation Committee"), or executive management upon delegation of the Compensation Committee has exclusive authority to select the employees and others, including directors, to receive the awards and to establish the terms and conditions of each award made pursuant to the Company’s stock-based compensation plans.
Stock units issued under the Company’s restricted and performance based stock plans may not be sold or otherwise transferred until the vesting period (typically 3 years) has been met and/or performance objectives have been obtained. During the vesting periods, participants do not have voting rights and dividends are accumulated until the time upon which the award vests. Upon specified events, as defined in the Plans, stock unit awards that have not vested and/or performance hurdles that have not been met will be forfeited.
Based on the substantive terms of each award, restricted and performance-based awards are classified as equity awards and accounted for under the Treasury method. The fair value of equity-classified awards is based on the market price of the stock on the measurement date and is amortized as compensation expense on a straight-line basis over the vesting or performance period.
Stock based compensation is recognized based on the number of awards that are ultimately expected to vest. Forfeitures are estimated based on historical turnover experience of qualified employees. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of comprehensive income. For the three months ended December 31, 2014 and 2013, stock compensation expense was $0.5 million and $0, respectively. Related income tax benefits recognized for the three months ended December 31, 2014 and 2013 were $0.2 million and $0, respectively.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of December 31, 2014:

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Restricted Shares	Common Shares	Weighted-Average Measurement Date Fair Value
Restricted stock, beginning of fiscal year	—	$—
Granted	78,063	18.00
Vested	(12,221)	18.00
Forfeited	—	—
Canceled	—	—
Restricted stock, end of period	65,842	$18.00

Performance Shares
Restricted stock, beginning of fiscal year	—	$—
Granted	220,579	18.00
Vested	—	—
Forfeited	(1,045)	18.00
Canceled	—	—
Restricted stock, end of period	219,534	$18.00

The number of performance shares granted is reflected in the above table at the 100% target performance level. The actual performance-based award payouts will vary based on the achievement of the pre-established targets and can range from0% to 150% of the target amount. The outstanding number of performance shares reflected in the table represents the number of shares expected to be awarded based on estimated achievement of the goals as of year end. However, at December 31, 2014, the maximum number of performance-based shares that could be issued if performance is attained at 150% of target based on the grants made to date was approximately 329,301 shares.
As of December 31, 2014, there was $2.7 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.75 years.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

17. Fair Value of Financial Instruments and Interest Rate Risk
The Company measures, monitors and discloses certain of its assets and liabilities on a fair value basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value are as follows:

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and September 30, 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2014
U.S. Treasury securities	$272,578	$272,578	$—	$—
Mortgage-backed securities	983,102	—	983,102	—
States and political subdivision securities	2,118	—	160	1,958
Corporate debt securities	5,141	—	5,141	—
Other	1,044	—	1,044	—
Securities available for sale	$1,263,983	$272,578	$989,447	$1,958
Derivatives-assets	$14	$—	$14	$—
Derivatives-liabilities	32,409	—	32,409	—
Fair value loans and written loan commitments	1,023,281	—	1,023,281	—

	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2014
U.S. Treasury securities	$222,725	$222,725	$—	$—
Mortgage-backed securities	1,103,415	—	1,103,415	—
States and political subdivision securities	2,189	—	160	2,029
Corporate debt securities	11,873	—	11,873	—
Other	1,040	—	1,040	—
Securities available for sale	$1,341,242	$222,725	$1,116,488	$2,029
Derivatives-assets	$19	$—	$19	$—
Derivatives-liabilities	13,092	—	13,092	—
Fair value loans and written loan commitments	985,411	—	985,411	—
The following table presents the changes in Level 3 financial instruments for the three months ended December 31, 2014 and 2013 (in thousands):

Other Securities Available for Sale
Balance at September 30, 2014	$2,029
Principal paydown	(71)
Balance at December 31, 2014	$1,958

Balance at September 30, 2013	2,243
Principal paydown	—
Balance at December 31, 2013	$2,243

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and September 30, 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2014
Other real estate owned	$7,164	$—	$—	$7,164
Impaired loans	152,312	—	—	152,312
Loans held for sale, at lower of cost or fair value	9,387	—	9,387	—

As of September 30, 2014
Other real estate owned	$36,879	$—	$—	$36,879
Impaired loans	111,265	—	—	111,265
Loans held for sale, at lower of cost or fair value	10,381	—	10,381	—
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at December 31, 2014 were as follows (in thousands):

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Financial Instrument	Fair Value of Assets / (Liabilities) at December 31, 2014	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Other real estate owned	$7,164	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	$152,312	Appraisal value	Property specific adjustment	N/A	N/A
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
Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for balance sheet instruments as of December 31, 2014 and September 30, 2014, are as follows (in thousands):

		December 31, 2014		September 30, 2014
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	Level 1	$428,186	$428,186	$256,639	$256,639
Loans, net excluding fair valued loans and loans held for sale	Level 3	5,902,227	5,887,141	5,744,157	5,734,274
Accrued interest receivable	Level 2	38,201	38,201	42,609	42,609
Federal Home Loan Bank stock	Level 2	35,869	35,869	35,922	35,922

Liabilities
Deposits	Level 3	$7,239,206	$7,241,999	$7,052,180	$7,057,591
FHLB advances, related party notes payable, and other borrowings	Level 2	616,380	607,884	616,389	604,615
Securities sold under repurchase agreements	Level 2	190,585	190,585	161,687	161,687
Accrued interest payable	Level 2	4,812	4,812	5,273	5,273
Subordinated debentures	Level 2	56,083	56,083	56,083	56,084
The following methods and assumptions were used in estimating the fair value of financial instruments that were not previously disclosed:

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
Subordinated Debentures: The fair value of subordinated debentures is estimated using discounted cash flow analysis, based on current incremental debt rates. Subordinated debentures have been categorized as a Level 2 fair value measurement.
18. Earnings per Share
Basic and diluted earnings per share are calculated using a two-class method. Under the two-class method, basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding outstanding non-vested restricted stock awards. Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding determined for the basic earnings per share calculation plus the dilutive effect of stock compensation using the treasury stock method.
The following information was used in the computation of basic earnings per share (EPS) for the three months ended December 31, 2014 and 2013 (in thousands except share data).

	Three Months Ended December 31,
	2014	2013
Net income	$26,697	$28,604

Weighted average common shares outstanding	57,895,783	57,886,114
Dilutive effect of stock based compensation	—	—
Weighted average common shares outstanding for diluted earnings per share calculation	$57,895,783	$57,886,114

Basic earnings per share	$0.46	$0.49
Diluted earnings per share	$0.46	$0.49

The Company had 219,534 and 0 shares of unvested restricted stock as of December 31, 2014 and 2013, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had no anti-dilutive stock awards outstanding as of December 31, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The historical consolidated financial data discussed below reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, previously filed with the SEC. In addition to historical financial data, this discussion includes certain forward-looking statements regarding events and trends that may affect our future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. See “Cautionary Note Regarding Forward-Looking Statements.” For a more complete discussion of the factors that could affect our future results, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
Any discrepancies included in this filing between totals and the sums of percentages and dollar amounts presented, or between rounded dollar amounts, are due to rounding.
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended December 31, 2014 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended December 31, 2013.

Changes in the Presentation of Results for Loans at Fair Value and Related Derivatives
In the normal course of business, we manage interest rate risk by entering into fixed-to-floating interest rate swaps related to all fixed-rate loans with original terms longer than five years. We have elected to account for these loans using the Fair Value Option. During the first quarter of fiscal year 2015, we identified an immaterial error in our reporting of one aspect of the derivatives related to these loans and also elected to change the presentation of the reported changes in fair value of these loans and related derivatives, each as discussed below. The Company's previous consolidated financial statements have been corrected or reclassified, as appropriate, to be consistent with the accompanying unaudited consolidated financial statements.
During the first quarter of fiscal year 2015, we identified that the current realized gain (loss) on the derivatives related to fair value loans has been improperly recorded as loan interest income instead of being presented in the same line item as the unrealized gain (loss) on the derivatives. As such, the realized gain (loss) on the derivatives related to fair value loans has been moved from loan interest income to "Net realized and unrealized gain (loss) on derivatives" within noninterest income. We have determined these corrections to be immaterial to the prior period financial statements and there was no effect on net income, equity or cash flows. Because we believe that, economically, the current realized gain (loss) on the derivatives increases (decreases) the fixed-rate interest income received from our customers (as historically presented), we have presented non-GAAP adjusted net interest margin and adjusted loan yield to reflect the underlying economics.

Additionally, we previously reported the changes in fair value of these loans related to both interest rates and credit quality in interest income and we presented the changes in fair value of the derivatives in noninterest expense. Changes in fair value related to interest rates on the loans and changes in fair value of the derivatives were completely offset in any reporting period. To improve the clarity and comparability of our financial statements, we have elected to change the presentation of the changes in fair value related to these loans and derivatives by presenting these changes in two separate line items in noninterest income. As such, changes in fair value related to these loans, both related to interest rates and credit quality, is presented in "Net increase (decrease) in fair value of loans at fair value" within noninterest income, and changes in fair value related to these derivatives is presented in "Net realized and unrealized gain (loss) on derivatives" within noninterest income. This change in presentation is consistent with how we have previously presented our adjusted net interest income, adjusted noninterest expense, adjusted net interest margin and adjusted efficiency ratio on a non-GAAP basis to reflect the net effect of the change in fair value related to interest rates.

The immaterial error correction and the change in presentation, each as discussed above, have been reflected for all periods presented in this Quarterly Report on Form 10-Q and all supplementary financial data disclosed by us related to the first quarter of fiscal year 2015.

See "Note 1. Basis of Presentation" in the accompanying "Notes to Unaudited Consolidated Financial Statements" included in this report for more information.

Tax Equivalent Presentation
All references to net interest income, net interest margin, interest income on loans other than loans acquired with deteriorated credit quality, yield on loans acquired with deteriorated credit quality and the related non-GAAP adjusted measure of each item are presented on a fully-tax equivalent basis unless otherwise noted. This differs from our previous disclosures which did not include the tax equivalent adjustments for these measures. We believe this will improve comparability of our results to our peers.

Overview
We are a full-service regional bank holding company focused on relationship-based business and agribusiness banking. We serve our customers through 163 branches in attractive markets in seven states: South Dakota, Iowa, Nebraska, Colorado, Arizona, Kansas and Missouri. During the quarter ended December 31, 2014, we opened a new branch in Greeley, Colorado, and we have announced plans to relocate our business banking hub in Omaha, Nebraska in an effort to drive revenue growth in that market and plans to close five branches in our Omaha, Nebraska and Sioux Falls, South Dakota markets that we no longer believe are consistent with our strategy. We do not expect any material negative impact to our financial results arising from these closures.
We were established more than 70 years ago and have achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. By leveraging our business and agribusiness focus, presence in attractive markets, highly efficient operating model and robust approach to risk management, we have achieved significant and profitable growth—both organically and through disciplined acquisitions. We provide financial results based on a fiscal year ending September 30 as a single reportable segment.
Net income was $26.7 million for the first quarter of fiscal year 2015, a decrease of $1.9 million, or 7%, compared to the first quarter of fiscal year 2014. Provision for loan losses was $3.3 million in the current quarter compared to $(0.9) million (i.e., net release of provision) in the comparable period, an increase of $4.2 million between the two periods. Higher provision for loan losses was partially offset by stronger net interest income and lower noninterest expenses. Our efficiency ratio remained strong during the quarter at 48.5%. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Net interest margin was 3.91% for the current period and 3.98% for the comparable period. Adjusted net interest margin, which adjusts for the current realized gain (loss) on interest rate swaps, and which we believe is a more representative measure of our performance, was 3.67% and 3.77%, respectively for the current quarter and the comparable quarter. Net interest margin and adjusted net interest margin for the current quarter were impacted by the fact that the proceeds from our initial public offering were held on deposit in our bank by NAB for most of the quarter. These funds earned marginal interest income and drove each measure lower by approximately 9 basis points. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Net income for the quarter represents earnings per common share of $0.46, compared to $0.49 in the comparable period. On January 28, 2015, our board of directors declared a dividend of $0.12 per common share payable on February 23, 2015 to owners of record as of the close of business on February 12, 2015.
Both loans and deposits grew during the quarter. Total loans increased from $6.79 billion at September 30, 2014 to $6.99 billion at December 31, 2014, an increase of $199.3 million or 2.9%. The majority of loan growth occurred in the commercial real estate ("CRE") and agribusiness segments of the portfolio, with a portion of the growth in agribusiness driven by seasonality related to some of our customers' tax planning strategies. The loan portfolio remains well diversified across a number of segments, industries and geographies. Deposits increased from $7.05 billion at September 30, 2014 to $7.24 billion at December 31, 2014, an increase of $187.0 million or 2.7%. The growth in deposits was balanced between noninterest-bearing and interest-bearing accounts, with the majority of the growth in interest-bearing balances driven by successful campaigns to generate business and consumer account balances.
Our asset quality remains strong with continuing declines in nonperforming loans despite our overall loan growth. Total nonperforming loans have decreased from $78.9 million at September 30, 2014 to $68.5 million at December 31, 2014, a decrease of 13%. Excluding charge-offs on acquired loans subject to purchase accounting fair value adjustments, net charge-offs as a percentage of average total loans was (0.06)% (annualized) for the quarter, compared to 0.14% for fiscal year 2014. As of December 31, 2014, $29.5 million of our total nonperforming loans are covered by FDIC loss-sharing arrangements.
Our capital position is strong and stable, with Tier 1 capital, total capital and Tier 1 leverage ratios of 11.8%, 12.9% and 9.1%, respectively, at December 31, 2014 and September 30, 2014. Our retained earnings increased during the quarter, which was offset by the impact of higher risk weighted assets primarily driven by loan growth. Our tangible common equity to tangible assets ratio was 8.3% at December 31, 2014 compared to 8.2% at September 30, 2014. For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Until our initial public offering in October 2014 we were a wholly owned subsidiary of NAB, and our results have been part of NAB’s consolidated business operations since NAB acquired us in 2008. NAB is a large financial institution incorporated in Australia and listed on the Australian Securities Exchange with operations in Australia, New Zealand, the United Kingdom, the United States and parts of Asia. Historically, NAB and its affiliates have provided financial and administrative support to us. In connection with our initial public offering, we and NAB entered into certain agreements that provide a framework for our ongoing relationship, including a Stockholder Agreement governing NAB’s rights as a controlling stockholder and a Transitional Services Agreement pursuant to which NAB has agreed to continue to provide us with certain services for a transition period. We do not expect our costs associated with these services to be significant.
Key Factors Affecting Our Business and Financial Statements
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, our business and results of operations are impacted by several key factors, including economic conditions, interest rates, asset quality and loss-sharing arrangements, banking laws and regulations, competition, our operational efficiency, goodwill and amortization of other intangible assets and accounting for loans and interest rate swaps at fair value.  There have been no material changes to these factors except as otherwise supplemented below.
At December 31, 2014, we had $697.8 million of goodwill, the majority of which relates to the acquisition of us by NAB in 2008 and was pushed down to our balance sheet, with the balance relating to subsequent acquisitions completed by us. Under relevant accounting guidance, we are required to review goodwill for impairment annually, or more frequently if events or circumstances indicate that the fair value of our business may be less than its carrying value. We determine impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, evidence of impairment is present and we will measure the impairment and potentially record an impairment loss in the amount of the excess of the carrying amount over the fair value. The valuation of goodwill is dependent on forward-looking expectations related to nationwide and local economic conditions and our associated financial performance. A significant decline in our expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates,  or a significant or sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets.  In addition, other factors, such as a sale of our common stock by our controlling stockholder at a price below our book value per share, could negatively impact the implied fair value of our goodwill.  Our recognition of any such impairment could adversely affect our business and future financial results. See “Item 1A. Risk Factors—Risks Related to Our Business—The value of our goodwill and other intangible assets may decline in the future” in our Annual Report on Form 10-K.
As discussed above under “—Presentation of Results for Loans at Fair Value and Related Derivatives”, we mitigate our interest rate risk associated with certain fixed rate loans by entering into equal and offsetting fixed-to floating interest rate swap agreements for these loans with NAB London Branch.  Notwithstanding the change in the manner in which we present fair value changes in these loans, related to both interest rates and credit quality, and fair value changes in the derivatives related to interest rates, the hedges are fully effective from an interest rate risk perspective, as gain and losses on our swaps are directly offset by changes in fair value of the hedged loans (i.e., swap interest rate risk adjustments are directly offset by associated loan interest rate risk adjustments).

Results of Operations—Quarters Ended December 31, 2014 and 2013

Overview
The following table highlights certain key financial and performance information for the quarters ended December 31, 2014 and 2013:

	For the three months ended December 31,
	2014	2013
	(dollars in thousands, except per share amounts)
Operating Data:
Interest and dividend income (FTE)	$92,082	$89,803
Interest expense	7,669	8,630
Noninterest income	7,900	10,826
Noninterest expense	47,091	48,299
Provision for loan losses	3,319	(875)
Net income	26,697	28,604
Earnings per common share	$0.46	$0.49

Performance Ratios:
Net interest margin (FTE)	3.91%	3.98%
Adjusted net interest margin (FTE) (1)	3.67%	3.77%
Return on average total assets	1.10%	1.23%
Return on average common equity	7.39%	7.98%
Return on average tangible common equity (1)	15.8%	18.5%
Efficiency ratio (1)	48.5%	47.4%

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

Net Interest Income
The following table presents net interest income, net interest margin and adjusted net interest margin for the quarters ended December 31, 2014 and 2013:

	Three months ended December 31,
	2014	2013
	(dollars in thousands)
Net interest income:
Total interest and dividend income (FTE)	$92,082	$89,803
Less: Total interest expense	7,669	8,630
Net interest income (FTE)	84,413	81,173
Less: Provision for loan losses	3,319	(875)
Net interest income after provision for loan losses (FTE)	$81,094	$82,048

Net interest margin (FTE) and adjusted net interest margin (FTE):
Average interest-earning assets	8,556,688	8,101,659
Average interest-bearing liabilities	8,157,697	7,764,374
Net interest margin (FTE)	3.91%	3.98%
Adjusted net interest margin (FTE) (1)	3.67%	3.77%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

Net interest income was $84.4 million for the first quarter of fiscal year 2015, compared to $81.2 million for the same quarter in fiscal year 2014. The increase was driven by higher interest income on loans, partially attributable to the portion of the portfolio acquired with deteriorated credit quality, and lower deposit interest expense, partially offset by lower interest income on the investment portfolio. Compared to the same quarter in fiscal year 2014, the investment portfolio represented a smaller portion of total interest-earning assets driven by higher loan growth compared to deposit growth over the year, which was funded in part by investment portfolio run-off. Net interest margin was 3.91% for the first quarter of fiscal year 2015, compared with 3.98% for the same period in fiscal year 2014. Adjusted net interest margin was 3.67% and 3.77%, respectively, over the same periods. As noted above, the proceeds from our initial public offering were held on deposit in our bank by NAB for the majority of the quarter. We earned marginal interest income on these funds and the result of carrying additional average interest earning assets reduced net interest margin and adjusted net interest margin by approximately 9 basis points. For more information on our adjusted net interest margin and adjusted net interest income, including a reconciliation of each to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
The following table presents the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable quarters. Loans on nonaccrual status, totaling $68.5 million at December 31, 2014 and $119.7 million at December 31, 2013, are included in the average balances below. Any interest that had accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $494.3 million at December 31, 2014 and $366.8 million at December 31, 2013, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected below has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. Loans acquired with deteriorated credit quality represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Loans other than loans acquired with deteriorated credit quality represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	For the three months ended
	December 31, 2014			December 31, 2013
	Average Balance	Interest (FTE)	Yield / Cost[1]	Average Balance	Interest (FTE)	Yield / Cost[1]
Assets
Cash and due from banks	$442,902	$284	0.25%	$280,671	$184	0.26%
Investment securities	1,336,235	5,950	1.77%	1,471,895	7,184	1.94%
Loans, other than loans acquired with deteriorated credit quality, net[2]	6,626,507	82,876	4.96%	6,130,898	80,546	5.21%
Loans acquired with deteriorated credit quality, net	151,044	2,972	7.81%	218,195	1,889	3.43%
Loans, net	6,777,551	85,848	5.03%	6,349,093	82,435	5.15%
Total interest-earning assets	8,556,688	92,082	4.27%	8,101,659	89,803	4.40%
Noninterest-earning assets	1,109,386			1,146,345
Total assets	$9,666,074	$92,082	3.78%	$9,248,004	$89,803	3.85%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,492,262			$1,235,764
NOW, MMDA and savings deposits	4,149,871	$2,651	0.25%	3,806,620	$2,248	0.23%
CDs	1,683,865	3,364	0.79%	2,057,041	4,631	0.89%
Total deposits	7,325,998	6,015	0.33%	7,099,425	6,879	0.38%
Securities sold under agreements to repurchase	167,835	146	0.35%	204,081	146	0.28%
FHLB advances and other borrowings	566,486	946	0.66%	363,490	1,037	1.13%
Related party notes payable	41,295	232	2.23%	41,295	234	2.25%
Subordinated debentures and other	56,083	330	2.33%	56,083	334	2.36%
Total borrowings	831,699	1,654	0.79%	664,949	1,751	1.04%
Total interest-bearing liabilities	8,157,697	$7,669	0.37%	7,764,374	$8,630	0.44%
Noninterest-bearing liabilities	74,540			61,606
Stockholders' equity	1,433,837			1,422,024
Total liabilities and stockholders' equity	$9,666,074			$9,248,004
Net interest spread			3.41%			3.41%
Net interest income and net interest margin (FTE)		$84,413	3.91%		$81,173	3.98%
Less: Tax equivalent adjustment		$1,504			$1,032
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$82,909	3.84%		$80,141	3.92%

[1] Annualized for all partial-year periods.
[2] Interest income includes $0.1 million and $0.3 million for the first quarter of fiscal year 2015 and 2014, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

Interest and Dividend Income

The following table presents interest and dividend income for the quarters ended December 31, 2014 and 2013:

	Three months ended December 31,
	2014	2013
	(dollars in thousands)
Interest and dividend income:
Loans	$84,344	$81,403
Taxable securities	5,687	6,969
Nontaxable securities	13	14
Dividends on securities	250	201
Federal funds sold and other	284	184
Total interest and dividend income (GAAP)	90,578	88,771
Tax equivalent adjustment	1,504	1,032
Total interest and dividend income (FTE)	$92,082	$89,803

Total interest and dividend income consists primarily of interest income on loans and interest and dividend income on our investment portfolio. Total interest and dividend income was $92.1 million for the first quarter of fiscal year 2015, compared to $89.8 million for the same period of fiscal year 2014. Significant components of interest and dividend income are described in further detail below.
Loans. Interest income on all loans increased to $85.8 million in first quarter of fiscal year 2015 from $82.4 million in the first quarter of fiscal year 2014, an increase of 4% between the two periods. The growth was driven primarily by higher average loan balances driven by organic loan origination over the course of the year, partially offset by lower overall loan yields. Interest income on loans acquired with deteriorated credit quality increased $1.1 million between the two periods, primarily as a result of a small number of accelerated payoffs in that portion of the portfolio which we do not expect to be recurring items.
Our yield on loans is affected by market rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on loans, other than loans acquired with deteriorated credit quality, was 4.96% for the first quarter of fiscal year 2015, a decrease of 25 basis points compared to 5.21% for the same period in fiscal year 2014. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on loans, other than loans acquired with deteriorated credit quality, was 4.65% for the current quarter, a 28 basis point decrease compared to the first quarter of fiscal year 2014. This decrease is attributable to the competitive interest rate environment for high quality commercial and agricultural credits across our footprint and a prolonged rate cycle with short-term rates at or near zero. The average yield on loans acquired with deteriorated credit quality was 7.81% for the first quarter of fiscal year 2015, compared to 3.43% for the comparable period in fiscal year 2014. The yield on this portion of the portfolio is heavily impacted by the amortization rates for the related FDIC indemnification assets, which we pass through interest income. While we do not expect consistent high yields on this portion of the portfolio going forward, the portfolio continues to run off and represents a very small portion of the overall loan portfolio.
Average net loan balances for the first quarter of fiscal year 2015 were $6.78 billion, representing a 7% increase compared to the same period in fiscal year 2014. The growth was focused in the CRE, commercial non-real estate ("C&I") and agribusiness segments of the portfolio.
Loan-related fee income of $2.3 million is included in interest income for the first quarter of fiscal year 2015 compared to $2.1 million for the same period in fiscal year 2014. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $2.8 million and $3.3 million for the first quarter of fiscal years 2015 and 2014, respectively, is included as a reduction to interest income.

Investment Portfolio. Interest and dividend income on investments includes income earned on investment securities and FHLB stock. During the first quarter of fiscal year 2015, the balance of our investment portfolio decreased $77.3 million, or 6%, to $1.26 billion. The decrease was driven by scheduled principal paydowns on residential agency mortgage-backed securities, while approximately $50 million of residential agency mortgage-backed securities were sold to reduce the risk profile in the portfolio and reinvested into U.S. Treasury securities. The net proceeds during the month have been retained in cash as we have not identified a suitable reinvestment option with appropriate yield and risk management characteristics. Interest and dividend income on investments decreased from $7.2 million in the first quarter of fiscal year 2014 to $6.0 million in the first quarter of fiscal year 2015, a decrease of 17%, driven both by lower average balances in the portfolio and a reduction in yield from 1.94% in the first quarter of fiscal year 2014 to 1.77% for the same period in fiscal year 2015.
The weighted average life of the portfolio was 3.0 years and 3.1 years at December 31, 2014 and September 30, 2014, respectively. Average investments represented 16% and 18% of total average interest-earning assets in the first quarter of fiscal years 2015 and 2014, respectively. The carrying value of investment securities and FHLB stock was $1.30 billion as of December 31, 2014.
Interest Expense
The following table presents interest expense for the quarters ended December 31, 2014 and 2013:

	Three months ended December 31,
	2014	2013
	(dollars in thousands)
Interest expense:
Deposits	$6,015	$6,879
Securities sold under agreements to repurchase	146	146
FHLB advances and other borrowings	946	1,037
Related party notes payable	232	234
Subordinated debentures and other	330	334
Total interest expense	$7,669	$8,630

Total interest expense consists primarily of interest expense on five components: deposits, securities sold under agreements to repurchase, FHLB advances and other borrowings, related party notes payable and our outstanding subordinated debentures. Total interest expense decreased to $7.7 million in the first quarter of fiscal year 2015, from $8.6 million for the same quarter in fiscal year 2014, a decrease of 11%, despite an increase in average interest-bearing liabilities from $7.76 billion to $8.16 billion over the same period, driven primarily by lower cost of deposits. The average cost of total interest-bearing liabilities was 0.37% for the first quarter of fiscal year 2015, compared to 0.44% for the same period in fiscal year 2014. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of checking accounts, MMDAs, NOW accounts, savings accounts and CDs, was $6.0 million in the first quarter of fiscal year 2015 compared with $6.9 million in the first quarter of fiscal year 2014, a decrease of $0.9 million, or 13%. Average deposit balances were $7.33 billion and $7.10 billion, respectively, for the same periods. The average rate declined from 0.38% for the first quarter of fiscal year 2014 to 0.33% for the same period in fiscal year 2015.
Average non-interest-bearing demand account balances comprised 20% of average total deposits for the current quarter, compared with 17% for the comparable quarter. Total average other liquid accounts, consisting of money market and savings accounts, continued to increase to 57% of total average deposits for the current quarter, compared to 54% of total average deposits for the comparable quarter, while CD accounts represented 23% of average total deposits in the current quarter, compared to 29% in the comparable quarter. This shift in our deposit composition, as well as prolonged low benchmark interest rates, accounted for much of the improvement in the cost of our deposit funding between the two periods.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $0.9 million for the first quarter of fiscal year 2015, compared to $1.0 million for the same period in fiscal year 2014, reflecting weighted average cost of 0.66% and 1.13%, respectively. Our average balance for FHLB advances and other borrowings increased to $566.5 million in the current quarter compared to $363.5 million in the comparable quarter, an increase of 56%, driven by higher loan growth than deposit growth between the two periods. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 7% for the current quarter compared to 5% for the comparable quarter. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. Our total outstanding FHLB advances were $575.0 million at December 31, 2014 and September 30, 2014. The weighted average contractual rate paid on our FHLB advances was 0.64% at December 31, 2014 and 0.62% at September 30, 2014. The average tenor of our FHLB advances was 51 months and 56 months at December 31, 2014 and September 30, 2014, respectively. The amount of other borrowings and related interest expense as of and for the current quarter were immaterial.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At December 31, 2014, we had pledged $2.7 billion of loans to the FHLB, against which we had borrowed $575.0 million.
Subordinated Debentures and Other. Interest expense on our outstanding subordinated debentures was $0.3 million in both the current and comparable quarters. At December 31, 2014 and September 30, 2014, the weighted average contractual rate on outstanding subordinated notes was 2.29%.
Securities Sold Under Agreements to Repurchase; Related Party Notes Payable. Securities sold under agreements to repurchase represent retail repurchase agreements with customers and, together, with our related party notes payable, represent a small portion of our overall funding profile. The interest expense associated with these two classes of liabilities remained largely consistent between the current quarter and comparable quarter.
Rate and Volume Variances
Net interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets and average interest-bearing liabilities. Rate changes result from increases or decreases in the yields earned on assets or the rates paid on liabilities.
The following table presents for the current and comparable quarters a summary of the changes in interest income and interest expense resulting from changes in the volume of average asset and liability balances and changes in the average yields or rates compared with the preceding fiscal year. If significant, the change in interest income or interest expense due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance. The table illustrates the continued benefit of balance sheet growth, mainly within loans funded by cost-effective deposit growth, partially offset by a reduction in net interest margin most pronounced in loan yield.

	Current Quarter vs Comparable Quarter
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and due from banks	$105	$(5)	$100
Investment securities	(633)	(601)	$(1,234)
Loans, other than acquired with deteriorated credit quality	6,316	(3,986)	$2,330
Loans, acquired with deteriorated credit quality	(725)	1,808	$1,083
Loans	5,591	(2,178)	$3,413
Total increase (decrease)	5,063	(2,784)	2,279
Increase (decrease) in interest expense:
NOW, MMDA & savings deposits	211	192	$403
CDs	(780)	(487)	$(1,267)
Securities sold under agreements to repurchase	(28)	28	$—
FHLB advances and other borrowings	441	(532)	$(91)
Related party notes payable	—	(2)	$(2)
Subordinated debentures and other	—	(4)	$(4)
Total increase (decrease)	(156)	(805)	(961)
Increase (decrease) in net interest income	$5,219	$(1,979)	$3,240

Provision for Loan Losses

We recognized provision for loan losses of $3.3 million for the first quarter of fiscal year 2015 compared to a release of provision for loan losses of $0.9 million for the comparable period in fiscal year 2014, an increase of $4.2 million between the two periods. The provision for loan losses related to the portion of our loan portfolio that was not acquired with deteriorated credit quality or for which we have elected the fair value option, increased by $4.7 million from $(1.1) million in the first quarter of fiscal year 2014 to $3.6 million in the current quarter. This change was driven by an increase in specific allowance required for a small number of loan relationships and loan growth over the course of the twelve months and partially offset by continued improvement in our incurred loss history, which drives required allowance on the majority of the loan portfolio. We also recorded a net improvement (i.e., negative provision for loan losses) of $0.3 million during the first quarter of fiscal year 2015 associated with loans acquired with deteriorated credit quality. This compares to a net impairment of $0.2 million related to this portion of the portfolio recorded in the comparable period. All loans acquired with deteriorated credit quality for which we recognized an improvement in the current and comparable quarters are covered by FDIC loss-sharing arrangements. We did not record any meaningful provision for loans covered by FDIC loss-sharing arrangements related to loans other than loans acquired with deteriorated credit quality in either period.

Noninterest Income
The following table presents noninterest income for the quarters ended December 31, 2014 and 2013:

	Three months ended December 31,
	2014	2013
	(dollars in thousands)
Non-interest income:
Service charges and other fees	$10,398	$10,662
Net gain on sale of loans	1,544	1,616
Casualty insurance commissions	316	258
Investment center income	573	591
Net gain on sale of securities	51	—
Trust department income	1,068	905
Net increase (decrease) in fair value of loans at fair value	17,100	(9,110)
Net realized and unrealized gain (loss) on derivatives	(24,605)	4,837
Other	1,455	1,067
Total noninterest income	$7,900	$10,826

Noninterest income was $7.9 million for the first quarter of fiscal year 2015, compared to $10.8 million for the comparable period in fiscal year 2014, a decrease of 27%. Included within noninterest income are the changes in fair value of certain loans for which we have elected the fair value option and the net gain (loss), realized and unrealized, of the related derivatives we use to manage the interest rate risk on these loans. For the first quarter of fiscal year 2015, these two components of noninterest income accounted for a net charge of $7.5 million, compared to a net charge of $4.3 million in the same quarter of fiscal year 2014. The increase was primarily driven by a $2.7 million charge related to a change in the fair value, related to credit, of one loan relationship that was ultimately charged off during the quarter.
Aside from the increased net charges related to loans at fair value and the related derivatives, noninterest income remained strong, driven primarily by our portion of recoveries related to acquired loans and improved trust services revenue. These increases were partially offset by a 2% reduction in service charges and other fees, which primarily relates to lower OD/NSF fees, and a 4% reduction in income generated by our mortgage business, which earned a lower average yield on sales of originated loans despite higher origination levels between the two periods.

Noninterest Expense
The following table presents noninterest expense for the quarters ended December 31, 2014 and 2013:

	Three months ended December 31,
	2014	2013
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$24,088	$24,021
Occupancy expenses, net	4,024	4,233
Data processing	4,828	5,028
Equipment expenses	956	1,027
Advertising	728	1,084
Communication expenses	1,173	1,114
Professional fees	3,572	2,898
Net gain from sale of repossessed property and other assets	(368)	(571)
Amortization of core deposits and other intangibles	2,313	4,688
Other	5,777	4,777
Total noninterest expense	$47,091	$48,299

Our noninterest expense consists primarily of salaries and employee benefits, net occupancy expenses, data processing, professional fees and amortization of core deposits and other intangibles. Noninterest expense was $47.1 million in the first quarter of fiscal year 2015 compared to $48.3 million for the same period in fiscal year 2014, a decrease of 2% or $1.2 million. Adjusted for the amortization of intangible assets, our tangible noninterest expenses were $44.8 million in the first quarter of fiscal year 2015, a 3% increase over the same period in fiscal year 2014. Our efficiency ratio was 48.5% for the current quarter and 47.4% for the comparable quarter. For more information on our tangible noninterest expense and efficiency ratio, including a reconciliation of each to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" below.
The increase in tangible noninterest expenses was primarily driven by higher professional fees, including audit and consulting costs related to being a public company, and a $0.9 million increase in net OREO costs, which are reflected in Other noninterest expense. Salaries and employee benefits, the largest component of our noninterest expense, was up only slightly between the two periods as the costs of management long-term incentives issued in conjunction with our initial public offering were offset by lapses of other incentives related to historical incentive plans. Although not included in tangible noninterest expense, amortization of core deposits and other intangibles also decreased substantially between the two periods, driven entirely by lower scheduled amortization as these assets continue to shrink.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $13.7 million for the first quarter of fiscal year 2015 represents an effective tax rate of 33.9%, compared to provision of $14.9 million or an effective tax rate of 34.3% for the comparable period, with the decrease in rate primarily due to a larger amount of tax exempt interest and the mix of state and local taxes we recognized. We have historically calculated our provision for income taxes as though we were a standalone company and we do not expect any material changes in our provisioning for income taxes as a result of our initial public offering.

Return on Assets and Equity
The table below presents our return on average total assets, return on average common equity, average common equity to average assets ratio and net income per average common share at and for the dates presented:

	At and for the three months ended December 31,
	2014	2013
Return on average total assets	1.10%	1.23%
Return on average common equity	7.39%	7.98%
Average common equity to average assets ratio	14.83%	15.38%
Net income per average common share(1)	$0.46	$0.49

(1) Net income per average common share for the three months ended December 31, 2013 is calculated using the 57,886,114 shares outstanding after the stock split we effected on October 17, 2014 for purposes of comparability. We have calculated that the amount of share dilution during the current quarter was marginal and, as such, diluted EPS equals EPS for all periods presented.

Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated:

	As of
	December 31, 2014	September 30, 2014
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$9,641,261	$9,371,429
Loans(2)	6,986,765	6,787,467
Allowance for loan losses	(51,820)	(47,518)
Deposits	7,239,206	7,052,180
Stockholders' equity	1,451,370	1,421,090
Tangible common equity(1)	741,647	709,054
Tier 1 capital ratio	11.8%	11.8%
Total capital ratio	12.9%	12.9%
Tier 1 leverage ratio	9.1%	9.1%
Tangible common equity / tangible assets(1)	8.3%	8.2%
Nonperforming loans / total loans	0.98%	1.16%
Net charge-offs (recoveries) / average total loans	(0.06)%	0.14%
Allowance for loan losses / total loans	0.74%	0.70%

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

(2) Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated:

	December 31, 2014	September 30, 2014
	(dollars in thousands)
Unpaid principal balance:
Commercial non-real estate(1)
Loans, other than loans acquired with deteriorated credit quality	$1,544,483	$1,562,540
Loans acquired with deteriorated credit quality	7,124	9,100
Total	1,551,607	1,571,640
Agriculture(1)
Loans, other than loans acquired with deteriorated credit quality	$1,788,028	$1,681,209
Loans acquired with deteriorated credit quality	—	—
Total	1,788,028	1,681,209
Commercial real estate(1)
Loans, other than loans acquired with deteriorated credit quality	$2,603,138	$2,476,935
Loans acquired with deteriorated credit quality	42,583	64,259
Total	2,645,721	2,541,194
Residential real estate
Loans, other than loans acquired with deteriorated credit quality	$803,659	$789,386
Loans acquired with deteriorated credit quality	106,747	112,219
Total	910,406	901,605
Consumer
Loans, other than loans acquired with deteriorated credit quality	$84,080	$88,163
Loans acquired with deteriorated credit quality	1,742	1,923
Total	85,822	90,086
Other lending
Loans, other than loans acquired with deteriorated credit quality	$35,311	$34,243
Loans acquired with deteriorated credit quality	—	—
Total	35,311	34,243
Total loans, other than loans acquired with deteriorated credit quality	$6,858,699	$6,632,476
Total loans acquired with deteriorated credit quality	158,196	187,501
Total unpaid principal balance	7,016,895	6,819,977
Less: Unamortized discount on acquired loans	(23,321)	(25,638)
Less: Unearned net deferred fees and costs and loans in process	(6,809)	(6,872)
Total loans	6,986,765	6,787,467
Allowance for loan losses	(51,820)	(47,518)
Loans, net	$6,934,945	$6,739,949

 (1) Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

During the first quarter of fiscal year 2015, total loans grew by 2.9%, or $199.3 million. The growth was primarily focused in the CRE and agribusiness segments of the portfolio. Over the same time period, C&I, residential real estate, consumer and other loan balances remained generally stable. We believe a portion of the growth in the agribusiness segment was driven by some of our customers' seasonal tax planning strategies and that some of this growth may reverse in the second quarter of the fiscal year.

The following tables present an analysis of the unpaid principal balance of our loan portfolio at December 31, 2014, by borrower and collateral type and by each of the four major geographic areas we use to manage our markets.

	December 31, 2014
	Nebraska	Iowa / Kansas / Missouri	South Dakota	Arizona / Colorado	Other(2)	Total	%
	(dollars in thousands)
Commercial non-real estate(1)	$349,756	$708,302	$251,419	$199,924	$42,206	$1,551,607	22.1%
Agriculture(1)	179,343	453,364	604,472	543,779	7,070	1,788,028	25.5%
Commercial real estate(1)	581,758	791,362	679,695	545,872	47,034	2,645,721	37.7%
Residential real estate	228,396	317,172	167,763	132,746	64,329	910,406	13.0%
Consumer	24,834	27,393	25,632	5,695	2,268	85,822	1.2%
Other lending	—	—	—	—	35,311	35,311	0.5%
Total	$1,364,087	$2,297,593	$1,728,981	$1,428,016	$198,218	$7,016,895	100%
% by location	19.4%	32.8%	24.6%	20.4%	2.8%	100%

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

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at December 31, 2014:

December 31, 2014
(dollars in thousands)
Commercial non-real estate	$1,551,607
Agriculture real estate	800,631
Agriculture operating loans	987,397
Agriculture	1,788,028
Construction and development	285,366
Owner-occupied CRE	1,146,670
Non-owner-occupied CRE	1,033,481
Multifamily residential real estate	180,204
Commercial real estate	2,645,721
Home equity lines of credit	338,112
Closed-end first lien	444,936
Closed-end junior lien	55,274
Residential construction	72,084
Residential real estate	910,406
Consumer	85,822
Other	35,311
Total unpaid principal balance	$7,016,895

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
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Bankers Association, at September 30, 2014, we were ranked the eighth-largest farm lender bank in the United States measured by total dollar volume of farm loans, and we take great pride in our knowledge of the agricultural industry across our footprint. We consider agriculture lending one of our core competencies. In 2008, agriculture loans comprised approximately 15% of our overall loan portfolio, compared to 26% as of December 31, 2014. We target a 20% to 35% portfolio composition for agriculture loans according to our risk appetite statement approved by our board of directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint.
Commercial Real Estate. CRE includes both owner-occupied CRE and non-owner-occupied CRE and construction and development lending. While CRE lending will remain a significant component of our overall loan portfolio, we are committed to managing our exposure to riskier construction and development deals specifically, and to CRE lending in general, by targeting relationships with relatively low loan-to-value positions, priced to reflect the amount of risk we accept as the lender. This focus on rebalancing the portfolio is reflected in the fact that CRE lending comprised nearly 50% of the portfolio at the time of the NAB acquisition in 2008, compared to 38% as of December 31, 2014.
Residential Real Estate. Residential real estate lending reflects 1-to-4-family real estate construction loans, closed-end first-lien mortgages (primarily single-family long-term first mortgages resulting from acquisitions of other banks), closed-end junior-lien mortgages and home equity lines of credit, or HELOCs. Our closed-end first-lien mortgages include a small percentage of single-family first mortgages that we originate and cannot subsequently sell into the secondary market, including jumbo products, adjustable-rate mortgages and rural home mortgages. Conversely, a large percentage of our total single-family first mortgage originations are sold into the secondary market in order to meet our interest rate risk management objectives.
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
The following table presents the maturity distribution of our loan portfolio as of December 31, 2014. The maturity dates were determined based on the contractual maturity date of the loan:

	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$472,383	$603,759	$475,465	$1,551,607
Agriculture	778,157	656,401	353,470	1,788,028
Commercial real estate	296,008	1,093,616	1,256,097	2,645,721
Residential real estate	94,323	403,869	412,214	910,406
Consumer	13,733	51,190	20,899	85,822
Other lending	35,311	—	—	35,311
Total	$1,689,915	$2,808,835	$2,518,145	$7,016,895

The following table presents the distribution, as of December 31, 2014, of our loans that were due after one year between fixed and variable interest rates:

	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$620,505	$458,719	$1,079,224
Agriculture	720,093	289,778	1,009,871
Commercial real estate	1,231,148	1,118,565	2,349,713
Residential real estate	226,561	589,522	816,083
Consumer	63,101	8,988	72,089
Total	$2,861,408	$2,465,572	$5,326,980

OREO
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. OREO assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the assets at an acceptable price in a timely manner. Our total OREO carrying value was $43.4 million as of December 31, 2014, a decrease of $6.1 million compared to September 30, 2014. The amount of OREO covered by FDIC loss-sharing arrangements was $10.6 million as of December 31, 2014 and as of September 30, 2014. The following table presents our OREO balances for the period indicated:

Three Months Ended December 31, 2014
(dollars in thousands)
Beginning balance	$49,580
Additions to OREO	1,369
Valuation adjustments and other	(2,110)
Sales	(5,397)
Ending balance	$43,442
Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated:

	December 31, 2014	September 30, 2014
	(dollars in thousands)
U.S. Treasury securities	$271,551	$222,868
Mortgage-backed securities:
Government National Mortgage Association	989,204	1,113,363
States and political subdivision securities	2,117	2,188
Corporate debt securities	4,996	11,732
Other	1,006	1,006
Total	$1,268,874	$1,351,157

We have historically invested excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. Dating to the beginning of fiscal year 2011, the portfolio composition was heavily weighted toward Government National Mortgage Association residential agency mortgage-backed securities to fit the risk appetite and financial return targets of NAB; however, we rebalanced approximately $272 million of the portfolio into U.S. Treasury securities in the last half of fiscal year 2014 and first quarter of fiscal year 2015 to balance our interest rate risk exposures. U.S. Treasury securities comprised 22% of the total portfolio as of December 31, 2014. Since September 30, 2014, the carrying value of the portfolio decreased by $77.3 million, or 6%, driven by scheduled principal repayments on mortgage-backed securities which we have chosen not to reinvest in due to limited options that meet yield and risk requirements.
The following tables present the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period at December 31, 2014. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	December 31, 2014
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return
	(dollars in thousands)
U.S. Treasury securities	$—	—%	$247,262	1.36%	$24,289	1.72%	$—	—%	$—	—%	$—	—%	$271,551	1.39%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	989,204	1.78%	—	—%	989,204	1.78%
States and political subdivision securities	470	5.78%	534	3.46%	1,113	5.30%	—	—%	—	—%	—	—%	2,117	4.94%
Corporate debt securities	—	—%	—	—%	4,996	1.76%	—	—%	—	—%	—	—%	4,996	1.76%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$470	5.78%	$247,796	1.37%	$30,398	1.86%	$—	—%	$989,204	1.78%	$1,006	—%	$1,268,874	1.70%

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

	December 31, 2014	September 30, 2014
	(dollars in thousands)
Nonaccrual loans(1)
Commercial non-real estate
Loans covered by FDIC loss-sharing arrangements	$1,996	$2,126
Loans not covered by FDIC loss-sharing arrangements	10,630	4,908
Total	12,626	7,034
Agriculture
Loans covered by FDIC loss-sharing arrangements	$—	$—
Loans not covered by FDIC loss-sharing arrangements	10,342	11,453
Total	10,342	11,453
Commercial real estate
Loans covered by FDIC loss-sharing arrangements	$16,831	$21,995
Loans not covered by FDIC loss-sharing arrangements	10,638	20,767
Total	27,469	42,762
Residential real estate
Loans covered by FDIC loss-sharing arrangements	$10,644	$10,839
Loans not covered by FDIC loss-sharing arrangements	7,269	6,671
Total	17,913	17,510
Consumer
Loans covered by FDIC loss-sharing arrangements	$—	$—
Loans not covered by FDIC loss-sharing arrangements	104	146
Total	104	146
Other lending
Loans covered by FDIC loss-sharing arrangements	$—	$—
Loans not covered by FDIC loss-sharing arrangements	—	—
Total	—	—

Total nonaccrual loans covered by FDIC loss-sharing arrangements	$29,471	$34,960
Total nonaccrual loans not covered by FDIC loss-sharing arrangements	38,983	43,945
Total nonaccrual loans	68,454	78,905

OREO	43,442	49,580

Total nonperforming assets	$111,896	$128,485
Restructured performing loans	53,146	36,857

Total nonperforming and restructured assets	$165,042	$165,342

Accruing loans 90 days or more past due	$376	$28
Nonperforming restructured loans included in total nonaccrual loans	$19,778	$20,415
Nonaccretable difference outstanding related to loans acquired with deteriorated credit quality	$62,078	$62,606
Percent of total assets
Nonaccrual loans(1)
Loans not covered by FDIC loss-sharing arrangements	0.40%	0.47%
Total	0.71%	0.84%
OREO	0.45%	0.53%
Nonperforming assets(2)	1.16%	1.37%
Nonperforming and restructured assets(2)	1.71%	1.76%

(1) Includes nonperforming restructured loans
(2) Includes nonaccrual loans, which includes nonperforming restructured loans.

At December 31, 2014, our nonperforming assets were approximately 1.16% of total assets, compared to 1.37% at September 30, 2014.
Excluding loans covered by FDIC loss-sharing arrangements, we had simple average nonaccrual loans of $41.5 million outstanding during the first quarter of fiscal year 2015. Based on the average loan portfolio yield for these loans for the quarter, we estimate that interest income would have been less than $1 million higher during the quarter had these loans been accruing. During the same period, the amount of net interest income that we recorded on these loans was immaterial.
Nonaccrual loans not covered by FDIC loss-sharing arrangements decreased by $5.0 million compared to September 30, 2014, driven by an increase in C&I nonaccrual loans related to a small number of relationships, more than offset by a reduction in CRE nonaccrual loans that were resolved during the quarter without experiencing material charge-offs.
Nonaccrual loans covered by FDIC loss-sharing arrangements continued to decline and are down $5.5 million over the quarter, and we expect these loans to continue to decline due to the expiration of the commercial loss-sharing arrangement on June 4, 2015 and the natural runoff through payment or foreclosure of the underlying assets.
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
When we grant concessions to borrowers that we would not otherwise grant if not for the borrowers’ financial difficulties, such as reduced interest rates or extensions of loan periods, we consider these modifications troubled debt restructurings, or TDRs. The table below outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated:

	December 31, 2014	September 30, 2014
	(dollars in thousands)
Commercial non-real estate
Performing TDRs	$7,561	$6,753
Nonperforming TDRs	1,468	1,785
Total	9,029	8,538
Agriculture
Performing TDRs	$3,731	$3,780
Nonperforming TDRs	9,708	9,994
Total	13,439	13,774
Commercial real estate
Performing TDRs	$41,114	$25,177
Nonperforming TDRs	6,638	6,884
Total	47,752	32,061
Residential real estate
Performing TDRs	$723	$1,112
Nonperforming TDRs	1,947	1,730
Total	2,670	2,842
Consumer
Performing TDRs	$17	$35
Nonperforming TDRs	17	22
Total	34	57
Other lending
Performing TDRs	$—	$—
Nonperforming TDRs	—	—
Total	—	—

Total performing TDRs	$53,146	$36,857
Total nonperforming TDRs	19,778	20,415

Total TDRs	$72,924	$57,272

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

	At and for the three months ended December 31, 2014	At and for the fiscal year ended September 30, 2014
	(dollars in thousands)
Assets covered by FDIC loss-sharing arrangements
Nonaccrual loans(1)	$29,471	$34,960
TDRs	3,252	5,293
OREO	10,602	10,628
Allowance for loan losses, loans covered by FDIC loss-sharing arrangements
Balance at beginning of period	$5,108	$7,246
Additional impairment recorded	119	2,364
Recoupment of previously-recorded impairment	(510)	(4,482)
Charge-offs	—	(20)
Recoveries	—	—
Balance at end of period	$4,717	$5,108

OREO covered by FDIC loss-sharing arrangement
Balance at beginning of period	$10,628	$24,412
Additions to OREO	1,164	1,785
Valuation adjustments and other	(693)	(3,750)
Sales	(497)	(11,819)
Balance at end of period	$10,602	$10,628

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

The following table presents an analysis of our allowance for loan losses, including provisions for loan losses, charge-offs and recoveries, for the periods indicated:

	At and for the three months ended December 31, 2014	At and for the fiscal year ended September 30, 2014
	(dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$47,518	$55,864
Provision charged to expense	3,639	4,456
Impairment of loans acquired with deteriorated credit quality	(320)	(3,772)
Charge-offs:
Commercial non-real estate	(84)	(5,380)
Agriculture	—	(2,429)
Commercial real estate	(82)	(3,199)
Residential real estate	(57)	(631)
Consumer	(38)	(211)
Other lending	(428)	(1,893)
Total charge-offs	(689)	(13,743)

Recoveries:
Commercial non-real estate	1,160	1,439
Agriculture	57	58
Commercial real estate	69	1,470
Residential real estate	43	233
Consumer	24	156
Other lending	319	1,357
Total recoveries	1,672	4,713

Net loan (charge-offs) recoveries	983	(9,030)

Balance at end of period	$51,820	$47,518

Average total loans for the period(1)	$6,825,990	$6,556,818
Total loans at period end(1)	$6,986,765	$6,787,467
Ratios
Net charge-offs (recoveries) to average total loans	(0.06)%	0.14%
Allowance for loan losses to:
Total loans	0.74%	0.70%
Nonaccruing loans(2)	132.93%	108.13%

(1) Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
(2) Nonaccruing loans excludes loans covered by FDIC loss-sharing arrangements.

In the first quarter of fiscal year 2015, we recorded net recoveries of $1.0 million, representing (0.06)% of total loans on an annualized basis, a 20 basis point improvement compared to 0.14% for fiscal year 2014. The charge-offs we recorded during the quarter were relatively small in magnitude and were not concentrated in any one segment of the loan portfolio.
At December 31, 2014, the allowance for loan losses was 0.74% of our total loan portfolio, a 4 basis point increase compared with 0.70% at September 30, 2014. The increase in the allowance for loan losses, both in total dollars and as a percentage of the loan portfolio, was primarily driven by a small number of impaired credits that required higher specific allowance as well as by loan growth in the quarter. Additionally, certain of our loans which are carried at fair value, totaling $1.02 billion and $985 million at December 31, 2014 and September 30, 2014, respectively, have no associated allowance for loan losses, but rather have a fair value adjustment related to credit risk, which is reflected in noninterest income, thus driving the overall ratio of allowance for loan losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $4.3 million and $6.0 million at December 31, 2014 and September 30, 2014, respectively.
The following tables present management’s historical allocation of the allowance for loan losses by loan category, in both dollars and percentage of our total allowance for loan losses, to specific loans in those categories at the dates indicated:

	December 31, 2014	September 30, 2014
	(dollars in thousands)
Allocation of allowance for loan losses:
Commercial non-real estate	$14,625	$10,550
Agriculture	10,920	10,655
Commercial real estate	17,722	16,884
Residential real estate	7,567	8,342
Consumer	201	264
Other lending	785	823
Total	$51,820	$47,518

	December 31, 2014	September 30, 2014
Allocation of allowance for loan losses:
Commercial non-real estate	28.2%	22.2%
Agriculture	21.1%	22.4%
Commercial real estate	34.2%	35.5%
Residential real estate	14.6%	17.6%
Consumer	0.4%	0.6%
Other lending	1.5%	1.7%

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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We recorded provision for loan losses of $3.3 million during the first quarter of fiscal year 2015. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.4 million at December 31, 2014 and September 30, 2014.

Deposits
We obtain funds from depositors by offering consumer and business demand deposit accounts, MMDAs, NOW accounts, savings accounts and term CDs. At December 31, 2014 and September 30, 2014, our total deposits were $7.24 billion and $7.05 billion, respectively, an increase of 2.7% over the quarter. Our accounts are federally insured by the FDIC up to the legal maximum. We advertise in newspapers, on the Internet and on television and radio to attract deposits and perform limited direct telephone solicitation of potential institutional depositors such as investment managers, public depositors and pension plans. We have significantly shifted the composition of our deposit portfolio away from CDs toward demand, NOW, MMDA and savings accounts over the last 24 months. This has dramatically reduced our overall cost of deposit funding, in addition to the fact that we have greatly increased adherence to internally published rate offerings for various types of deposit account offerings. The following table presents the balances and weighted average cost of our deposit portfolio at the following dates:

	December 31, 2014		September 30, 2014
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Non-interest-bearing demand	$1,381,887	—%	$1,303,015	—%
NOW accounts, money market and savings	4,233,797	0.27%	4,005,471	0.24%
Time certificates, $100,000 or more	678,241	0.91%	733,376	0.98%
Other time certificates	945,281	0.72%	1,010,318	0.82%
Total	$7,239,206	0.34%	$7,052,180	0.36%

Municipal public deposits constituted $0.98 billion and $1.00 billion of our deposit portfolio at December 31, 2014, and September 30, 2014, respectively, of which $704 million and $760 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 9% of our total deposits at December 31, 2014 and September 30, 2014.
The following table presents deposits by region:

	December 31, 2014	September 30, 2104
	(dollars in thousands)
Nebraska	$2,384,008	$2,366,196
Iowa / Kansas / Missouri	2,180,577	2,096,212
South Dakota	1,506,138	1,431,737
Arizona / Colorado	1,128,440	1,105,535
Corporate and other	40,043	52,500
Total deposits	$7,239,206	$7,052,180

We fund a portion of our assets with CDs that have balances of $100,000 or more and that have maturities generally in excess of six months. At December 31, 2014 and September 30, 2014, our CDs of $100,000 or more totaled $678 million and $733 million, respectively. The following table presents the maturities of our CDs of $100,000 or more and less than $100,000 in size at December 31, 2014:

	Greater than or equal to $100,000	Less than $100,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$136,459	$220,828
Over three through six months	142,658	151,776
Over six through twelve months	169,124	248,008
Over twelve months	230,000	324,669
Total	$678,241	$945,281
Percent of total deposits	9.4%	13.1%

At December 31, 2014 and September 30, 2014, the average remaining maturity of all CDs was approximately 13 months. The average CD amount per account was approximately $27,974 and $28,581 at December 31, 2014 and September 30, 2014, respectively.
Derivatives
In the normal course of business, we enter into fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) with certain of our commercial and agribusiness banking customers to assist them in facilitating their risk management strategies. We mitigate our interest rate risk associated with these loans by entering into equal and offsetting fixed-to-floating interest rate swap agreements for these loans with NAB London Branch. We have elected to account for the loans at fair value under ASC 825 Fair Value Option. Changes in the fair value of these loans are recorded in earnings as a component of noninterest income in the relevant period. The related interest rate swaps are recognized as either assets or liabilities in our financial statements and any gains or losses on these swaps, both realized and unrealized, are recorded in earnings as a component of noninterest income. The economic hedges are fully effective from an interest rate risk perspective, as gains and losses on our swaps are directly offset by changes in fair value of the hedged loans (i.e., swap interest rate risk adjustments are directly offset by associated loan interest rate risk adjustments). Consequently, any changes in noninterest income associated with changes in fair value resulting from interest rate movement, as opposed to changes in credit quality, on the loans are directly offset by equal and opposite unrealized charges to or reductions in noninterest income for the related interest rate swap. Any changes in the fair value of the loans related to credit quality and the current realized gain (loss) on derivatives are not offsetting amounts within noninterest income. To ensure the correlation of movements in fair value between the interest rate swap and the related loan, we pass on all economic costs associated with our hedging activity resulting from loan customer prepayments (partial or full) to the customer.
Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted:

	At and for the three months ended December 31, 2014	At and for the fiscal year ended September 30, 2014
	(dollars in thousands)
Short-term borrowings:
FHLB advances	$25,000	$—
Securities sold under agreements to repurchase	187,693	157,979
Related party notes payable	5,500	5,500
Other short-term borrowings	85	94
Total short-term borrowings	$218,278	$163,573

Maximum amount outstanding at any month-end during the period	$218,278	$264,345
Average amount outstanding during the period	$186,471	$205,483
Weighted average rate for the period	0.31%	0.42%
Weighted average rate as of date indicated	0.33%	0.37%

Great Western also has a $10 million revolving line of credit issued by NAB that is due on demand. Amounts outstanding under the line of credit bear interest at a rate equal to the London inter-bank offered rate, or LIBOR, for three-month U.S. dollar deposits plus 125 basis points, with interest payable quarterly. The interest rate is recalculated every quarter and was 1.42% at December 31, 2014. There were outstanding advances of $5.5 million on this line of credit at each of December 31, 2014 and September 30, 2014. We incurred an immaterial amount of interest expense related to this facility during the quarter.
Other Borrowings
Great Western has outstanding $56.1 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of December 31, 2014 and September 30, 2014. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
Great Western also has outstanding a subordinated capital note issued to NAB New York Branch having an aggregate principal amount of approximately $35.8 million maturing in June 2018. Interest on the note is payable quarterly and accrues at a rate equal to LIBOR for three-month U.S. dollar deposits plus 205 basis points. The interest rate on the note is recalculated every quarter and was 2.28% at December 31, 2014. We incurred $0.2 million in interest on outstanding amounts under the line of credit during the quarter. Subject to receipt of regulatory approval, we may prepay the note at any time, in whole but not in part, without penalty.
Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at December 31, 2014. Customer deposit obligations categorized as “not determined” include noninterest-bearing demand accounts, NOW accounts, MMDAs and passbook accounts.

	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$1,068,854	$287,381	$248,409	$18,878	$5,615,684	$7,239,206
Securities sold under agreement to repurchase	—	—	2,802	—	187,783	$190,585
FHLB advances and other borrowings	90,085	90,000	125,000	270,000	—	$575,085
Related party notes payable	5,500	—	35,795	—	—	$41,295
Subordinated debentures(1)	—	—	—	56,083	—	$56,083
Accrued interest payable	4,812	—	—	—	—	$4,812
Interest on FHLB advances	3,379	2,317	5,352	4,156	—	$15,204
Interest on related party notes payable(1)	815	815	1,223	—	—	$2,853
Other Commitments:
Commitments to extend credit—non-credit card	$974,504	$372,030	$289,532	$202,042	$15,656	$1,853,764
Commitments to extend credit—credit card	—	—	—	—	173,263	$173,263
Letters of credit	54,542	—	—	—	—	$54,542

(1) The outstanding balance of our $10 million line of credit with NAB New York Branch and our subordinated debentures can be prepaid at any time without penalty; therefore, no future interest payments, other than those already accrued, are reflected.

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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated:

	December 31, 2014	September 30, 2014
	(dollars in thousands)
Commitments to extend credit	$2,027,027	$1,939,544
Letters of credit	54,542	54,381
Total	$2,081,569	$1,993,925

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
Great Western. Great Western’s primary source of liquidity is cash obtained from dividends by our bank. We primarily use our cash for the payment of dividends, when and if declared by our board of directors, and the payment of interest on our outstanding junior subordinated debentures and related party notes payable. We also use cash, as necessary, to satisfy the needs of our bank through equity contributions and for acquisitions. At December 31, 2014, Great Western had $4.8 million of cash. Great Western did not declare or pay any dividends during the quarter. The outstanding amounts under our revolving line of credit with NAB and subordinated capital note issued to NAB New York Branch together totaled $41.3 million at December 31, 2014. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands.
Great Western Bank. Our bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At December 31, 2014, our bank had cash of $423.4 million and $1.26 billion of highly-liquid securities held in our investment portfolio, of which $1.16 billion were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our bank also had $575.0 million in FHLB borrowings at December 31, 2014, with additional available lines of $685.5 million. Our bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At December 31, 2014, we had a total of $2.08 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our bank are based on the Basel I framework, as implemented by the federal bank regulators.
The following table presents our regulatory capital ratios at December 31, 2014 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements.

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western
Tier 1 capital	$812,661	11.8%	4.0%	6.0%
Total capital	886,258	12.9%	8.0%	10.0%
Tier 1 leverage	812,661	9.1%	4.0%	5.0%

Great Western Bank
Tier 1 capital	$844,367	12.3%	4.0%	6.0%
Total capital	896,488	13.0%	8.0%	10.0%
Tier 1 leverage	844,367	9.4%	4.0%	5.0%

At December 31, 2014 and September 30, 2014, our Tier 1 capital included an aggregate of $56.1 million of trust preferred securities issued by our subsidiaries. At December 31, 2014, our Tier 2 capital included $51.8 million of the allowance for loan losses and $21.5 million of an intercompany subordinated capital note, subject to phase-out and a current haircut of 60%. At September 30, 2014, our Tier 2 capital included $47.5 million of the allowance for loan losses and $21.5 million of an intercompany subordinated capital note, subject to phase-out and a current haircut of 60%. Our total risk-weighted assets were $6.88 billion at December 31, 2014.
In July 2013, the federal bank regulators approved capital rules implementing the Basel III capital framework and various provisions of the Dodd-Frank Act (the "New Capital Rules"). We and our bank are required to comply with these rules as of January 1, 2015, subject to the phase-in of certain provisions. In addition to other changes, the New Capital Rules establish a new common equity Tier 1 capital ratio. At December 31, 2014, calculated on a fully phased-in basis, our common equity Tier 1 capital ratio would have been 10.6%, which exceeds the 4.5% minimum ratio requirement in the rules (and the 7.0% minimum ratio requirement after including the full phase-in of the capital conservation buffer). At December 31, 2014, calculated on a fully phased-in basis, our bank’s common equity Tier 1 capital ratio would have been 11.8%.
The New Capital Rules also make changes to the calculation of Tier 1 capital and total capital, as well as changing the risk weightings associated with calculating our risk weighted assets. We believe the most significant changes from the current risk-based capital guidelines currently applicable to us will be the increased risk weightings for higher-volatility CRE, revolving lines of credit with less than a one year term and on past-due and impaired loans. In addition, our outstanding trust preferred securities will continue to qualify as additional Tier 1 capital under the New Capital Rules until we exceed $15 billion in consolidated total assets. At December 31, 2014, calculated on a fully phased-in basis, our Tier 1 capital ratio calculated under the New Capital Rules was 11.4%, and our bank’s Tier 1 capital ratio calculated under the New Capital Rules was 11.8%. We believe that, as of December 31, 2014, we and our bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if such requirements were then in effect.
The common equity Tier 1 capital and Tier 1 capital ratio calculated under the New Capital Rules for both us and our bank are unaudited, non-GAAP financial measures. These ratios are calculated based on our estimates of the required adjustments under the New Capital Rules to the current regulatory-required calculation of risk-weighted assets and estimates of the application of provisions of the New Capital Rules to be phased in over time. We believe these estimates are reasonable, but they may ultimately be incorrect as we finalize our calculations under the New Capital Rules. A reconciliation of our and our bank’s common equity Tier 1 capital and Tier 1 capital ratio calculated under the New Capital Rules at December 31, 2014 to our and our bank’s current regulatory-required Tier 1 capital ratios are presented in the table below:

	December 31, 2014
	Great Western	Great Western Bank
	(dollars in thousands)
Common equity Tier 1 capital:
Total Tier 1 capital	$812,661	$844,367
Less: Trust preferred securities	56,083	—
Total common equity Tier 1 capital	$756,578	$844,367

Risk-weighted assets	$6,876,196	$6,875,117
Add: Net change in risk-weighted assets	270,000	270,000
Basel III risk-weighted assets	$7,146,196	$7,145,117

Regulatory Tier 1 capital ratio, calculated pursuant to capital rules in effect as of December 31, 2014	11.8%	12.3%
Common equity Tier 1 capital ratio	10.6%	11.8%
Basel III Tier 1 capital ratio	11.4%	11.8%

Non-GAAP Financial Measures
We rely on certain non-GAAP measures in making financial and operational decisions about our business which exclude certain items that we do not consider reflective of our business performance. We believe that each of the non-GAAP measures presented is helpful in highlighting trends in our business, financial condition and results of operations which might not otherwise be apparent when relying solely on our financial results calculated in accordance with U.S. generally accepted accounting principles, or GAAP.
In particular, we evaluate our profitability and performance based on our cash net income and return on average tangible common equity, each of which excludes the effects of amortization expense relating to intangible assets and related tax effects from the acquisition of us by NAB and our acquisitions of other institutions. We believe these measures help highlight trends associated with our financial condition and results of operations by providing net income and return information based on our cash payments and receipts during the applicable period.
We also evaluate our profitability and performance based on our adjusted net interest income, adjusted net interest margin, adjusted interest income on loans other than loans acquired with deteriorated credit quality and adjusted yield on loans other than loans acquired with deteriorated credit quality. We adjust each of these four measures to include the current realized gain (loss) of derivatives we use to manage interest rate risk on certain of our loans, which we believe economically offsets the interest income earned on the loans. Similarly, we evaluate our operational efficiency based on our efficiency ratio, which excludes the effect of amortization of core deposit and other intangibles (a non-cash expense item) and includes the tax benefit associated with our tax-advantaged loans.
We evaluate our financial condition based on the ratio of our tangible common equity to our tangible assets. Our calculation of this ratio excludes the effect of our goodwill and other intangible assets. We believe this measure is helpful in highlighting the common equity component of our capital and because of its focus by federal bank regulators when reviewing the health and strength of financial institutions in recent years and when considering regulatory approvals for certain actions, including capital actions.
Reconciliations for each of these non-GAAP financial measures to the closest GAAP financial measures are included in the tables below. Each of the non-GAAP measures presented should be considered in context with our GAAP financial results included in this filing.

	At or for the three months ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Cash net income and return on average tangible common equity:
Net income	$26,697	$27,875	$22,503	$25,970	$28,604
Add: Amortization of intangible assets	2,313	2,768	4,069	4,690	4,688
Add: Tax on amortization of intangible assets	(220)	(811)	(811)	(811)	(811)
Cash net income	$28,790	$29,832	$25,761	$29,849	$32,481

Average common equity	$1,433,837	$1,439,117	$1,445,813	$1,420,933	$1,422,924
Less: Average goodwill and other intangible assets	711,088	713,462	717,104	721,529	726,208
Average tangible common equity	$722,749	$725,655	$728,709	$699,404	$696,716
Return on average common equity	7.39%	7.69%	6.24%	7.41%	7.98%
Return on average tangible common equity *	15.8%	16.3%	14.2%	17.3%	18.5%

* Calculated as cash net income divided by average tangible common equity. Annualized for quarterly periods.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income	$82,909	$83,226	$80,100	$76,957	$80,141
Add: Tax equivalent adjustment	1,504	1,324	1,199	1,108	1,032
Net interest income (FTE)	84,413	84,550	81,299	78,065	81,173
Add: Current realized derivative gain (loss)	(5,282)	(4,978)	(4,600)	(4,389)	(4,288)
Adjusted net interest income (FTE)	$79,131	$79,572	$76,699	$73,676	$76,885

Average interest earning assets	$8,556,688	$8,181,194	$8,098,052	$8,001,112	$8,101,659
Net interest margin (FTE) *	3.91%	4.10%	4.03%	3.96%	3.98%
Adjusted net interest margin (FTE) **	3.67%	3.86%	3.80%	3.73%	3.77%

* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for quarterly periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for quarterly periods.

Adjusted interest income and adjusted yield (fully-tax equivalent basis), on loans other than loans acquired with deteriorated credit quality:
Interest income	$81,372	$82,968	$79,245	$77,048	$79,514
Add: Tax equivalent adjustment	1,504	1,324	1,199	1,108	1,032
Interest income (FTE)	82,876	84,292	80,444	78,156	80,546
Add: Current realized derivative gain (loss)	(5,282)	(4,978)	(4,600)	(4,389)	(4,288)
Adjusted interest income (FTE)	$77,594	$79,314	$75,844	$73,767	$76,258

Average loans other than loans acquired with deteriorated credit quality	$6,626,507	$6,527,721	$6,362,850	$6,224,179	$6,130,898
Yield (FTE) *	4.96%	5.12%	5.07%	5.09%	5.21%
Adjusted yield (FTE) **	4.65%	4.82%	4.78%	4.81%	4.93%

* Calculated as interest income (FTE) divided by average loans. Annualized for quarterly periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for quarterly periods.

Efficiency ratio:
Total revenue	$90,809	$91,727	$90,414	$87,097	$90,967
Add: Tax equivalent adjustment	1,504	1,324	1,199	1,108	1,032
Total revenue (FTE)	$92,313	$93,051	$91,613	$88,205	$91,999

Noninterest expense	$47,091	$48,318	$54,279	$49,326	$48,299
Less: Amortization of intangible assets	2,313	2,768	4,069	4,690	4,688
Tangible noninterest expense	$44,778	$45,550	$50,210	$44,636	$43,611
Efficiency ratio *	48.5%	49.0%	54.8%	50.6%	47.4%

* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,451,370	$1,421,090	$1,430,964	$1,437,656	$1,406,316
Less: Goodwill and other intangible assets	709,723	712,036	714,803	718,872	723,562
Tangible common equity	$741,647	$709,054	$716,161	$718,784	$682,754

Total assets	$9,641,261	$9,371,429	$9,292,283	$9,274,880	$9,273,411
Less: Goodwill and other intangible assets	709,723	712,036	714,803	718,872	723,562
Tangible assets	$8,931,538	$8,659,393	$8,577,480	$8,556,008	$8,549,849
Tangible common equity to tangible assets	8.3%	8.2%	8.3%	8.4%	8.0%

Internal Control Over Financial Reporting
Until our initial public offering in October 2014, we were a wholly owned subsidiary of NAB, and our results have been included in NAB’s consolidated financial statements since NAB acquired us in 2008. As a result, we have historically reported our financial results to NAB under International Financial Reporting Standards (“IFRS”), which was applicable to us as a wholly owned subsidiary of NAB. In accordance with the terms of the Stockholder Agreement we entered into with NAB, we are required to report our financial results to NAB under IFRS until such time as NAB is no longer required under IFRS to account in its financial statements for its holdings in our business under an equity method of accounting (unless our obligation is terminated earlier by NAB). In addition, as regulated financial institutions, we and our bank have also reported our financial results under GAAP for an extended period of time, as required under the financial reporting regulatory regime applicable to financial institutions and their holding companies in the U.S. We are required to report financial results under GAAP to the Federal Reserve, and our bank is also required to report financial results under GAAP to the FDIC and the South Dakota Division of Banking.
As a publicly traded company, we are subject to the financial reporting standards prescribed under GAAP and SEC rules, which are more extensive than the standards applicable to us as a wholly owned subsidiary of NAB prior to our initial public offering. Complying with these heightened financial reporting standards has required us to implement enhancements to the design and operation of our internal control over financial reporting. In the process of preparing additional disclosures required by the SEC for public companies contained within our consolidated financial statements under these requirements in connection with our initial public offering, during the third quarter of fiscal year 2014, we concluded a material weakness existed in the design and operation of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness identified resulted primarily from a lack of sufficient resources and personnel within the accounting function engaged in the preparation and review of our consolidated financial statements and a lack of formal controls and procedures with respect to our internal review of the accuracy and completeness of our application of SEC rules to our consolidated financial statements. The material weakness did not affect our reported net income or stockholders' equity for any financial reporting period or materially affect our reported total assets and total liabilities for any financial reporting period.
Following identification of the material weakness, we implemented a number of controls and procedures designed to improve our control environment. In particular, we included additional members of our accounting and financial reporting staff in the preparation and review of the consolidated financial statements for the year ended September 30, 2014 and the quarter ended December 31, 2014, and have implemented a more formal preparation and review hierarchy designed to identify and resolve potential errors on a timely basis. We have also contracted with an independent consulting firm to assist us in the preparation of our consolidated financial statements, and we plan to hire and utilize additional experienced, qualified personnel within our financial reporting function in the future to assist with the preparation and review of future financial statements. Although we believe these changes to our control environment will be sufficient to remediate our previously identified material weakness, we believe that further reporting periods are required to confirm the remediation as well as the ongoing effectiveness of the revised control environment. We may be unsuccessful in implementing all remedial measures we may undertake, and these measures may not significantly improve or remediate the material weakness identified in the design and operating effectiveness of our internal control over financial reporting, which, in future periods, could impact our ability to report our financial results accurately or on a timely basis.
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
Recent Accounting Pronouncements
See "Note 2. New Accounting Pronouncements" in the accompanying "Notes to Unaudited Consolidated Financial Statements" included in this report for a discussion of new accounting pronouncements and their expected impact on our financial statements.

Critical Accounting Policies and the Impact of Accounting Estimates
There have been no material changes to our critical accounting policies and accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2014, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of December 31, 2014 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended December 31, 2014
Change in Market Interest Rates as of December 31, 2014	Twelve Months Ending December 31, 2015	Twelve Months Ending December 31, 2016
Immediate Shifts
+400 basis points	16.69%	9.50%
+300 basis points	12.56%	7.31%
+200 basis points	8.35%	5.04%
+100 basis points	4.08%	2.68%
-100 basis points	(2.40)%	(2.57)%

Gradual Shifts
+400 basis points	3.43%
+300 basis points	2.37%
+200 basis points	1.38%
+100 basis points	0.45%
-100 basis points	(0.04)%

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
For more information on our adjusted net interest income, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" above.

ITEM 4.	CONTROLS AND PROCEDURES
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
In connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 due to the material weakness in our internal control over financial reporting described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Internal Control Over Financial Reporting.”

(b) Changes in Internal Controls over Financial Reporting.    This Quarterly Report on Form 10-Q does not include a report on changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter due to a transition period established by the Exchange Act for new reporting companies.  Following identification of the material weakness referenced above, we implemented a number of controls and procedures designed to improve our control environment as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Internal Control Over Financial Reporting.”

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material changes in legal proceedings as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Equity Securities

On October 20, 2014, we completed our initial public offering. As part of our formation in preparation for our initial public offering, on July 9, 2014, we issued and sold 100 shares of our common stock to National Americas Holdings LLC, an indirect, wholly owned subsidiary of NAB, for aggregate cash consideration of $100. This transaction was exempt from registration under the Securities Act under section 4(a)(2) thereof. In addition, on October 17, 2014, we effected a 578,861.14-for-1 split of our outstanding common stock.

                        Purchases of Equity Securities

We did not repurchase any of our common stock during the first quarter of fiscal year 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

INDEX TO EXHIBITS

Number	Description

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

2.2	Agreement and Plan of Merger, dated October 8, 2014, of Great Western Bancorp, Inc. and Great Western Bancorporation, Inc.

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.1
First Supplemental Indenture dated October 17, 2014, between Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

4.2
First Supplemental Indenture, dated October 17, 2014, between Great Western Bancorp, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

4.3
Second Supplemental Indenture, dated October 17, 2014, between Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

4.4
Amended and Restated Credit Agreement, dated October 17, 2014, between Great Western Bancorporation, Inc. and National Australia Bank Limited (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

4.5
Assumption of Subordinated Note Due June 3, 2018, dated October 17, 2014, between Great Western Bancorp, Inc. and Great Western Bancorporation, Inc. (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

10.1
Stockholder Agreement, dated October 20, 2014, between National Australia Bank Limited and Great Western Bancorp, Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

10.2
Transitional Services Agreement, dated October 20, 2014, between National Australia Bank Limited and Great Western Bancorp, Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

10.3
First Amendment to the Transitional Services Agreement, dated November 15, 2014, between National Australia Bank Limited and Great Western Bancorp, Inc. (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

10.4
Registration Rights Agreement, dated October 20, 2014, between National Australia Bank Limited, National Americas Holdings LLC and Great Western Bancorp, Inc. (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

10.5
Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Great Western Bancorp, Inc. on October 16, 2014 (File No. 333-199426))

10.6
Great Western Bancorp, Inc. 2014 Non-Employee Director Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by Great Western Bancorp, Inc. on October 16, 2014 (File No. 333-199426))

10.7
Great Western Bancorp, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

10.8
Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.9
Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.10
Form of Great Western Bancorp, Inc. 2014 Non-Employee Director Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 9, 2014 (File No. 333-198458))

10.11
Form of Great Western Bancorp, Inc. 2014 Non-Employee Director Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

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

Great Western Bancorp, Inc.
Date: February 12, 2015	By: ______/s/_Peter Chapman_________________ Name: Peter Chapman Title: Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)