Form 10-Q
period 2015-03-31
Great Western Bancorp, Inc.
filed 2015-05-14
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of April 20, 2015, the number of shares of the registrant’s Common Stock outstanding was 57,886,114.

GREAT WESTERN BANCORP, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

EXPLANATORY NOTE
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION	6
Item 1. Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3. Quantitative and Qualitative Disclosures About Market Risk	85
Item 4. Controls and Procedures	86
PART II. OTHER INFORMATION	87
Item 1. Legal Proceedings	87
Item 1A. Risk Factors	87
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	88
Item 3. Defaults Upon Senior Securities	88
Item 4. Mine Safety Disclosures	88
Item 5. Other Information	88
Item 6. Index to Exhibits	89
SIGNATURES	91
EX-2.1
EX-2.2
EX-3.1
EX-3.2
EX-4.1
EX-4.2
EX-4.3
EX-4.4
EX-4.5
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-11.1
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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Item 1A. Risk Factors” or “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•	current and future economic and market conditions in the United States generally or in our states in particular, including the rate of growth and employment levels;

•	the effect of the current low interest rate environment or changes in market interest rates;

•	the geographic concentration of our operations, and our concentration on originating business and agribusiness loans;

•	the relative strength or weakness of the agricultural and commercial credit sectors and of the real estate markets in the markets in which our borrowers are located;

•	declines in the market prices for agricultural products;

•	our ability to effectively execute our strategic plan and manage our growth;

•	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan loss;

•	our ability to attract and retain skilled employees or changes in our management personnel;

•	our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;

•	changes in the demand for our products and services;

•	the effectiveness of our risk management and internal disclosure controls and procedures;

•	fluctuations in the values of our assets and liabilities and off-balance sheet exposures;

•	our ability to attract and retain customer deposits;

•	our access to sources of liquidity and capital to address our liquidity needs;

•	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;

•	our ability to identify and address cyber-security risks;

•	any failure or interruption of our information and communications systems;

•	our ability to keep pace with technological changes;

•	our ability to successfully develop and commercialize new or enhanced products and services;

•	possible impairment of our goodwill and other intangible assets, or any adjustment of the valuation of our deferred tax assets;

•	the effects of problems encountered by other financial institutions;

•	the effects of geopolitical instability, including war, terrorist attacks, and man-made and natural disasters;

•	the effects of the failure of any component of our business infrastructure provided by a third party;

•	the impact of, and changes in applicable laws, regulations and accounting standards and policies;

•	market perceptions associated with our separation from NAB and other aspects of our business;

•	our likelihood of success in, and the impact of, litigation or regulatory actions;

•	our inability to receive dividends from our bank and to service debt, pay dividends to our common stockholders and satisfy obligations as they become due;

•	the effect of NAB’s control over us as a result of its continuing beneficial ownership of our outstanding common stock;

•	the incremental costs of operating as a standalone public company;

•	our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002;

•	our ability to retain service providers to perform oversight or control functions or services that have otherwise been performed in the past by NAB; and

•	damage to our reputation from any of the factors described above, in “Item 1A. Risk Factors” or in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and our Quarterly Report on Form 10-Q for the period ended December 31, 2014. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	March 31,	September 30,
	2015	2014
Assets
Cash and due from banks	$358,440	$256,639
Securities available for sale	1,402,508	1,341,242
Investment in affiliates	1,683	1,683
Loans, net of allowance for loan losses of $52,426 and $47,518 at March 31, 2015 and September 30, 2014, respectively (includes $187,649 and $234,036 of loans covered by FDIC loss share agreements at March 31, 2015 and September 30, 2014, respectively, $1,060,598 and $985,411 of loans and written loan commitments carried at fair value under the fair value option at March 31, 2015 and September 30, 2014, respectively, and $9,006 and $10,381 of loans held for sale at March 31, 2015 and September 30, 2014, respectively)	7,020,039	6,739,949
Premises and equipment	100,560	103,707
Accrued interest receivable	37,933	42,609
Other repossessed property (includes $8,575 and $10,628 of property covered under FDIC loss share agreements at March 31, 2015 and September 30, 2014, respectively)	43,565	49,580
FDIC indemnification asset	19,895	26,678
Goodwill	697,807	697,807
Core deposits and other intangibles	9,603	14,229
Net deferred tax assets	43,701	44,703
Other assets	45,911	52,603
Total assets	$9,781,645	$9,371,429
Liabilities and stockholders' equity
Deposits:
Noninterest-bearing	$1,374,589	$1,303,015
Interest-bearing	6,113,109	5,749,165
Total deposits	7,487,698	7,052,180
Securities sold under agreements to repurchase	163,343	161,687
FHLB advances and other borrowings	475,019	575,094
Related party notes payable	41,295	41,295
Subordinated debentures	56,083	56,083
Fair value of derivatives	48,814	13,092
Accrued interest payable	4,469	5,273
Income tax payable	—	4,915
Accrued expenses and other liabilities	35,372	40,720
Total liabilities	8,312,093	7,950,339
Stockholders' equity
Common stock, $0.01 par value, authorized 500,000,000 shares; issued and outstanding at March 31, 2015 and September 30, 2014 - 57,886,114 shares	579	579
Additional paid-in capital	1,260,844	1,260,124
Retained earnings	206,018	166,544
Accumulated other comprehensive income (loss)	2,111	(6,157)
Total stockholders' equity	1,469,552	1,421,090
Total liabilities and stockholders' equity	$9,781,645	$9,371,429
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Interest and dividend income
Loans	$82,394	$77,933	$166,738	$159,336
Taxable securities	5,379	6,623	11,066	13,592
Nontaxable securities	13	14	26	28
Dividends on securities	258	199	508	400
Federal funds sold and other	160	117	444	301
Total interest and dividend income	88,204	84,886	178,782	173,657

Interest expense
Deposits	5,984	6,431	11,999	13,310
Securities sold under agreements to repurchase	150	143	296	289
FHLB advances and other borrowings	893	803	1,839	1,840
Related party notes payable	227	226	459	460
Subordinated debentures and other	325	326	655	660
Total interest expense	7,579	7,929	15,248	16,559

Net interest income	80,625	76,957	163,534	157,098

Provision for loan losses	9,679	(2,690)	12,998	(3,565)

Net interest income after provision for loan losses	70,946	79,647	150,536	160,663

Noninterest income
Service charges and other fees	8,871	9,371	19,269	20,033
Net gain on sale of loans	1,580	947	3,124	2,563
Casualty insurance commissions	233	299	549	557
Investment center income	654	588	1,227	1,179
Net gain on sale of securities	0	6	51	6
Trust department income	938	1,000	2,006	1,905
Net increase (decrease) in fair value of loans at fair value	15,208	8,730	32,308	(380)
Net realized and unrealized gain (loss) on derivatives	(21,698)	(12,436)	(46,303)	(7,599)
Other	1,150	1,635	2,605	2,702
Total noninterest income	6,936	10,140	14,836	20,966

Noninterest expense
Salaries and employee benefits	24,673	23,029	48,761	47,050
Occupancy expenses, net	3,984	4,486	8,008	8,719
Data processing	4,708	4,723	9,536	9,751
Equipment expenses	925	995	1,881	2,022
Advertising	946	1,088	1,674	2,172
Communication expenses	1,225	1,242	2,398	2,356
Professional fees	3,603	3,105	7,175	6,003
Net (gain) from sale of repossessed property and other assets	(16)	(278)	(384)	(849)
Amortization of core deposits and other intangibles	2,313	4,691	4,626	9,379
Other	6,077	6,246	11,854	11,023
Total noninterest expense	48,438	49,327	95,529	97,626
Income before income taxes	29,444	40,460	69,843	84,003
Provision for income taxes	9,720	14,489	23,422	29,428
Net income	$19,724	$25,971	$46,421	$54,575

Other comprehensive income (loss)—change in net unrealized gain (loss) on securities available-for-sale (net of deferred income tax (expense) benefit of $(3,159) and $(3,693) for the three months ended March 31, 2015 and 2014, respectively and $(4,966) and $262 for the six months ended March 31, 2015 and 2014, respectively)	5,153	6,321	8,268	(133)
Comprehensive income	$24,877	$32,292	$54,689	$54,442

Earnings per common share
Weighted average shares outstanding	57,898,335	57,886,114	57,897,059	57,886,114
Earnings per share	$0.34	$0.45	$0.80	$0.94

Diluted earnings per common share
Weighted average shares outstanding	57,916,802	57,886,114	57,906,293	57,886,114
Diluted earnings per share	$0.34	$0.45	$0.80	$0.94

Dividends per share
Dividends issued	$6,947	$34,000	$6,947	$34,000
Dividends per share	$0.12	$0.59	$0.12	$0.59
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statement of Stockholders' Equity (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2013		$579	$1,260,124	$163,592	$(7,081)	$1,417,214
Net income	$54,575	—	—	54,575	—	54,575
Other comprehensive income (loss), net of tax:
Net change in net unrealized (loss) on securities available for sale	$(133)	—	—	—	(133)	(133)
Comprehensive income	$54,442
Stock-based compensation		—	—	—	—	—
Cash dividends declared:
Common stock, $0.59 per share		—	—	(34,000)	—	(34,000)
Balance, March 31, 2014		$579	$1,260,124	$184,167	$(7,214)	$1,437,656

Balance, September 30, 2014		$579	$1,260,124	$166,544	$(6,157)	$1,421,090
Net income	$46,421	—	—	46,421	—	46,421
Other comprehensive income, net of tax:
Net change in net unrealized gain on securities available for sale	$8,268	—	—	—	8,268	8,268
Comprehensive income	$54,689
Stock-based compensation		—	720	—	—	720
Cash dividends declared:
Common stock, $0.12 per share		—	—	(6,947)	—	(6,947)
Balance, March 31, 2015		$579	$1,260,844	$206,018	$2,111	$1,469,552

See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended
	March 31, 2015	March 31, 2014
Operating activities
Net income	$46,421	$54,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,477	19,315
Net gain on sale of securities	(51)	(6)
Net gain on sale of loans	(3,124)	(2,563)
Net (gain) loss on sale of premises and equipment	(66)	1,195
Net gain from sale of repossessed property and other assets	(384)	(849)
Provision for loan losses	12,998	(3,565)
Provision for repossessed assets	4,324	2,125
Proceeds from FDIC indemnification claims	1,637	2,365
Stock-based compensation	720	—
Originations of residential real estate loans held-for-sale	(132,498)	(84,951)
Proceeds from sales of residential real estate loans held-for-sale	136,997	90,412
Net deferred income taxes	(4,066)	(1,489)
Changes in:
Accrued interest receivable	4,676	3,802
Other assets	2,579	1,896
FDIC indemnification asset	5,145	5,550
FDIC clawback liability	385	534
Accrued interest payable and other liabilities	24,272	(10,553)
Net cash provided by operating activities	112,442	77,793
Investing activities
Purchase of securities available for sale	(238,828)	—
Proceeds from sales and maturities of securities available for sale	187,457	158,816
Net increase in loans	(301,377)	(207,963)
Purchase of premises and equipment	(2,584)	(1,624)
Proceeds from sale of premises and equipment	1,438	515
Proceeds from sale of other assets	8,989	9,752
Redemption of FHLB stock	4,112	6,502
Net cash used in investing activities	(340,793)	(34,002)
Financing activities
Net increase in deposits	435,518	304,476
Net increase (decrease) in securities sold under agreements to repurchase	1,656	(12,769)
Net decrease in FHLB advances and other borrowings	(100,075)	(160,507)
Dividends paid	(6,947)	(34,000)
Net cash provided by financing activities	330,152	97,200
Net increase in cash and due from banks	101,801	140,991
Cash and due from banks, beginning of period	256,639	282,157
Cash and due from banks, end of period	$358,440	$423,148
Supplemental disclosures of cash flows information
Cash payments for interest	$16,052	$17,790
Cash payments for income taxes	$33,980	$33,695
Supplemental schedules of noncash investing and financing activities
Loans transferred to repossessed assets and other assets	$(6,914)	$(30,829)
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
Great Western Bancorp, Inc. (the “Company”) is a bank holding company organized under the laws of Delaware. The primary business of the Company is ownership of its wholly owned subsidiary, Great Western Bank (the “Bank”). The Bank is a full-service regional bank focused on relationship-based business and agribusiness banking in Arizona, Colorado, Iowa, Kansas, Missouri, Nebraska, and South Dakota. The Company and the Bank are subject to the regulation of certain federal and/or state agencies and undergo periodic examinations by those regulatory authorities. Substantially all of the Company’s income is generated from banking operations. The Company was a majority owned indirect subsidiary of National Australia Bank Limited (“NAB”) at March 31, 2015.

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
On May 6, 2015, NAB sold 23.0 million shares of the Company's common stock, representing 39.7% of the Company's common stock, in the second stage of its planned divestment. After completion of the offering, NAB beneficially owns 28.5% of the Company's outstanding common stock.
On April 28, 2015, the board of directors of the Company declared a dividend of $0.12 per common share payable on May 29, 2015 to owners of record as of close of business on May 15, 2015.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Previously Reported	Currently Reported
	Interest Income	Noninterest Income
Six months ended March 31, 2014
Realized gain on derivatives	$(8,678)	$(8,678)

Six months ended March 31, 2013
Realized gain (loss) on derivatives	$(6,668)	$(6,668)

Twelve months ended September 30, 2014
Realized gain (loss) on derivatives	$(18,255)	$(18,255)

Twelve months ended September 30, 2013
Realized gain (loss) on derivatives	$(14,217)	$(14,217)

Twelve months ended September 30, 2012
Realized gain (loss) on derivatives	$(9,931)	$(9,931)

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Previously Reported		Currently Reported
	Interest Income	Noninterest Expense	Noninterest Income
Six months ended March 31, 2014
Unrealized gain (loss) on derivatives	$—	$(1,078)	$—	$(1,078)
Loan fair value change related to interest rates	1,078	—	1,078	—
Loan fair value change related to credit quality	(698)	—	(698)	—
	$380	$(1,078)	$380	$(1,078)

Six months ended March 31, 2013
Unrealized gain (loss) on derivatives	$—	$(14,124)	$—	$(14,124)
Loan fair value change related to interest rates	14,124	—	14,124	—
Loan fair value change related to credit quality	(396)	—	(396)	—
	$13,728	$(14,124)	$13,728	$(14,124)

Twelve months ended September 30, 2014
Unrealized gain (loss) on derivatives	$—	$11,922	$—	$11,922
Loan fair value change related to interest rates	(11,922)	—	(11,922)	—
Loan fair value change related to credit quality	18	—	18	—
	$(11,904)	$11,922	$(11,904)	$11,922

Twelve months ended September 30, 2013
Unrealized gain (loss) on derivatives	$—	$(40,305)	$—	$(40,305)
Loan fair value change related to interest rates	40,305	—	40,305	—
Loan fair value change related to credit quality	855	—	855	—
	$41,160	$(40,305)	$41,160	$(40,305)

Twelve months ended September 30, 2012
Unrealized gain (loss) on derivatives	$—	$19,369	$—	$19,369
Loan fair value change related to interest rates	(19,369)	—	(19,369)	—
Loan fair value change related to credit quality	4,276	—	4,276	—
	$(15,093)	$19,369	$(15,093)	$19,369

2. New Accounting Pronouncements
There have been no new applicable accounting pronouncements issued during the six months ended March 31, 2015.

3. Restrictions on Cash and Due from Banks
The Company is required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of deposits. The total requirement was approximately $40.2 million and $50.4 million at March 31, 2015 and September 30, 2014, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

4. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows (in thousands):

	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2015
U.S. Treasury securities	$271,753	$3,724	$—	$275,477
U.S. Agency securities	74,345	456	—	74,801
Mortgage-backed securities:
Government National Mortgage Association	945,299	4,266	(4,469)	945,096
Federal National Mortgage Association	48,495	—	(129)	48,366
Small Business Assistance Program	51,086	—	(527)	50,559
States and political subdivision securities	2,107	1	—	2,108
Corporate debt securities	4,996	66	—	5,062
Other	1,006	33	—	1,039
	$1,399,087	$8,546	$(5,125)	$1,402,508

	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2014
U.S. Treasury securities	$222,868	$31	$(174)	$222,725
U.S. Agency securities	—	—	—	—
Mortgage-backed securities:
Government National Mortgage Association	1,113,363	4,639	(14,587)	1,103,415
Federal National Mortgage Association	—	—	—	—
Small Business Assistance Program	—	—	—	—
States and political subdivision securities	2,188	1	—	2,189
Corporate debt securities	11,732	141	—	11,873
Other	1,006	34	—	1,040
	$1,351,157	$4,846	$(14,761)	$1,341,242
The amortized cost and approximate fair value of debt securities available for sale as of March 31, 2015 and September 30, 2014, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2015		September 30, 2014
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$76,162	$76,620	$7,207	$7,218
Due after one year through five years	272,043	275,766	223,282	223,140
Due after five years through ten years	4,996	5,062	6,299	6,429
	353,201	357,448	236,788	236,787
Mortgage-backed securities	1,044,880	1,044,021	1,113,363	1,103,415
Securities without contractual maturities	1,006	1,039	1,006	1,040
	$1,399,087	$1,402,508	$1,351,157	$1,341,242

Proceeds from sales of securities available for sale were $0 and $4.5 million for the three months ended March 31, 2015 and 2014, respectively, and $55.1 million and $4.5 million for the six months ended March 31, 2015 and 2014, respectively. There were no gross gains or gross losses realized on sales for the three months ended March 31, 2015 and 2014, using the specific identification method. Gross gains of $0.6 million and $0 and gross losses of $0.5 million and $0 were realized on the sales for the six months ended March 31, 2015 and 2014, respectively, also using the specific identification method.
Securities with a carrying value of approximately $1,174.9 million and $1,132.3 million at March 31, 2015 and September 30, 2014, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 40% and 64% of the Company’s investment portfolio at March 31, 2015 and September 30, 2014, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other than temporarily impaired at March 31, 2015 or September 30, 2014. The Company did not recognize any other-than-temporary impairment for the three and six months ended March 31, 2015 and 2014.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		March 31, 2015 12 months or more		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U. S. Agency securities	—	—	—	—	$—	$—
Mortgage-backed securities	83,704	(656)	479,290	(4,469)	562,994	(5,125)
Corporate debt securities	—	—	—	—	—	—
Other	—	—	—	—	—	—
	$83,704	$(656)	$479,290	$(4,469)	$562,994	$(5,125)

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 months		September 30, 2014 12 months or more		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
U.S. Treasury securities	$98,344	$(174)	$—	$—	$98,344	$(174)
U.S. Agency securities	—	—	—	—	$—	$—
Mortgage-backed securities	24,625	(125)	730,171	(14,462)	754,796	(14,587)
Corporate debt securities	—	—	—	—	—	—
Other	—	—	—	—	—	—
	$122,969	$(299)	$730,171	$(14,462)	$853,140	$(14,761)
The Company’s investments in nonmarketable equity securities are all stock of the Federal Home Loan Bank ("FHLB"). The carrying value of Federal Home Loan Bank stock was $31.8 million and $35.9 million as of March 31, 2015 and September 30, 2014, respectively, and is reported in other assets on the consolidated balance sheets. No indicators of impairment related to FHLB stock were identified during the three and six months ended March 31, 2015 and 2014.

The components of other comprehensive income from net unrealized gains (losses) on securities available for sale for the three and six months ended March 31, 2015 and 2014, respectively are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Beginning balance accumulated other comprehensive income (loss)	$(3,042)	$(13,535)	$(6,157)	$(7,081)
Net unrealized holding gain (loss) arising during the period	8,312	10,020	13,285	(389)
Reclassification adjustment for net gain realized in net income	—	(6)	(51)	(6)
Net change in unrealized gain (loss) before income taxes	8,312	10,014	13,234	(395)
Income tax (expense) benefit	(3,159)	(3,693)	(4,966)	262
Net change in unrealized gain (loss) on securities after taxes	5,153	6,321	8,268	(133)
Ending balance accumulated other comprehensive income (loss)	$2,111	$(7,214)	$2,111	$(7,214)

5. Loans
The composition of net loans as of March 31, 2015 and September 30, 2014, is as follows (in thousands):

	March 31, 2015	September 30, 2014
Residential real estate	$905,114	$901,605
Commercial real estate	2,673,255	2,541,194
Commercial non real estate	1,657,856	1,571,640
Agriculture	1,748,366	1,681,209
Consumer	80,036	90,086
Other	35,433	34,243
	7,100,060	6,819,977
Less:
Allowance for loan losses	(52,426)	(47,518)
Unamortized discount on acquired loans	(21,774)	(25,638)
Unearned net deferred fees and costs and loans in process	(5,821)	(6,872)
	$7,020,039	$6,739,949

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The loan breakouts above include loans covered by FDIC loss sharing agreements totaling $187.6 million and $234.0 million as of March 31, 2015 and September 30, 2014, respectively, residential real estate loans held for sale totaling $9.0 million and $10.4 million at March 31, 2015 and September 30, 2014, respectively, and $1,060.6 million and $985.4 million of loans and written loan commitments accounted for at fair value as of March 31, 2015 and September 30, 2014, respectively.
Unamortized net deferred fees and costs totaled $6.5 million and $6.3 million as of March 31, 2015 and September 30, 2014, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $(0.7) million and $0.6 million as of March 31, 2015 and September 30, 2014, respectively.
Loans guaranteed by agencies of the U.S. government totaled $112.3 million and $106.5 million at March 31, 2015 and September 30, 2014, respectively.
Principal balances of residential real estate loans sold totaled $69.6 million and $33.7 million for the three months ended March 31, 2015 and 2014, respectively and $133.9 million and $87.8 million for the six months ended March 31, 2015 and 2014, respectively.
The following table presents the Company’s nonaccrual loans at March 31, 2015 and September 30, 2014 (in thousands), excluding loans covered under the FDIC loss-sharing agreements. Loans greater than 90 days past due and still accruing interest as of March 31, 2015 and September 30, 2014, were not significant.

Nonaccrual loans	March 31, 2015	September 30, 2014
Residential real estate	$7,690	$6,671
Commercial real estate	10,836	20,767
Commercial non real estate	9,015	4,908
Agriculture	18,860	11,453
Consumer	111	146
Total	$46,512	$43,945

The following table (in thousands) presents the Company’s past due loans at March 31, 2015 and September 30, 2014. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1,060.6 million for March 31, 2015 and $985.4 million for September 30, 2014.

As of March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
Residential real estate	$1,909	$562	$2,854	$5,325	$777,219	$782,544
Commercial real estate	165	2,316	4,816	7,297	2,284,882	2,292,179
Commercial non real estate	3,344	622	4,262	8,228	1,221,359	1,229,587
Agriculture	3,491	—	834	4,325	1,406,083	1,410,408
Consumer	218	28	35	281	79,603	79,884
Other	—	—	—	—	35,433	35,433
	9,127	3,528	12,801	25,456	5,804,579	5,830,035
Loans covered by FDIC loss sharing agreements	4,744	214	2,768	7,726	179,923	187,649
Total	$13,871	$3,742	$15,569	$33,182	$5,984,502	$6,017,684

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
Residential real estate	$675	$611	$2,581	$3,867	$760,887	$764,754
Commercial real estate	11,050	819	3,384	15,253	1,988,585	2,003,838
Commercial non real estate	1,761	6,228	744	8,733	1,303,925	1,312,658
Agriculture	16	368	4,205	4,589	1,364,960	1,369,549
Consumer	244	18	49	311	89,528	89,839
Other	—	—	—	—	34,243	34,243
	13,746	8,044	10,963	32,753	5,542,128	5,574,881
Loans covered by FDIC loss sharing agreements	1,960	1,252	3,728	6,940	227,096	234,036
Total	$15,706	$9,296	$14,691	$39,693	$5,769,224	$5,808,917

The composition of the loan portfolio by internally assigned grade is as follows as of March 31, 2015 and September 30, 2014. This table (in thousands) is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1,060.6 million for March 31, 2015 and $985.4 million for September 30, 2014:

As of March 31, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$765,058	$2,122,618	$1,093,867	$1,188,111	$79,244	$35,433	$5,284,331
Watchlist	5,248	105,838	96,724	176,266	372	—	384,448
Substandard	11,759	63,540	36,627	44,290	259	—	156,475
Doubtful	428	183	2,369	1,741	1	—	4,722
Loss	51	—	—	—	8	—	59
Ending balance	782,544	2,292,179	1,229,587	1,410,408	79,884	35,433	5,830,035
Loans covered by FDIC loss sharing agreements	113,578	63,268	8,925	1,832	46	—	187,649
Total	$896,122	$2,355,447	$1,238,512	$1,412,240	$79,930	$35,433	$6,017,684

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$747,485	$1,867,866	$1,218,558	$1,202,145	$89,197	$34,243	$5,159,494
Watchlist	5,320	84,132	65,628	132,262	381	—	287,723
Substandard	11,290	51,692	27,499	35,107	242	—	125,830
Doubtful	659	148	798	35	19	—	1,659
Loss	—	—	175	—	—	—	175
Ending balance	764,754	2,003,838	1,312,658	1,369,549	89,839	34,243	5,574,881
Loans covered by FDIC loss sharing agreements	127,115	95,467	9,390	2,004	60	—	234,036
Total	$891,869	$2,099,305	$1,322,048	$1,371,553	$89,899	$34,243	$5,808,917

Impaired Loans
The following table presents the Company’s impaired loans (in thousands). This table excludes loans covered by FDIC loss sharing agreements:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of March 31, 2015
Impaired loans:
With an allowance recorded:
Residential real estate	$12,332	$12,452	$2,721	$12,220
Commercial real estate	73,729	75,381	1,753	67,942
Commercial non real estate	41,310	49,834	6,905	36,916
Agriculture	46,031	46,059	3,007	40,780
Consumer	268	325	52	274
	$173,670	$184,051	$14,438	$158,132

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of September 30, 2014
Impaired loans:
With an allowance recorded:
Residential real estate	$12,107	$12,737	$2,529	$13,572
Commercial real estate	62,155	64,597	2,017	84,490
Commercial non real estate	32,522	37,882	3,927	31,827
Agriculture	35,528	37,958	1,155	30,546
Consumer	280	491	51	346
	$142,592	$153,665	$9,679	$160,781

There are no impaired loans without a valuation allowance, other than those loans for which the Company has claim to collateral with value(s) in excess of the outstanding loan amount, after allowing for the cost of liquidating the collateral as of March 31, 2015 and

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014. Interest income recognized on impaired loans for the three months ended March 31, 2015 and 2014 totaled $1.8 million and $2.1 million, respectively and $4.8 million and $3.3 million for the six months ended March 31, 2015 and 2014, respectively.
Valuation adjustments made to repossessed properties for the three months ended March 31, 2015 and 2014, totaled $2.2 million and $0.5 million, respectively, and $4.3 million and $1.0 million for the six months ended March 31, 2015 and 2014, respectively. The adjustments are included in other noninterest expense.
Troubled Debt Restructured Loans
Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. These TDRs do not include purchased impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan losses for TDRs were $2.7 million and $3.2 million at March 31, 2015 and September 30, 2014, respectively. Commitments to lend additional funds to borrowers whose loans were modified in a TDR were not significant as of March 31, 2015 or September 30, 2014.
The following table presents the recorded value of the Company’s TDR balances as of March 31, 2015 and September 30, 2014 (in thousands):

	March 31, 2015		September 30, 2014
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential real estate	$618	$1,929	$1,112	$1,730
Commercial real estate	45,160	5,424	25,177	6,884
Commercial non real estate	10,165	1,445	6,753	1,785
Agriculture	2,159	6,377	3,780	9,994
Consumer	20	13	35	22
Total	$58,122	$15,188	$36,857	$20,415

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015			2014
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	1	$15	$15	—	$—	$—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	1	21	21	—	—	—
Total residential real estate	2	36	36	—	—	—
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	1	90	—	—	—	—
Payment modification	4	3,660	3,660	—	—	—
Bankruptcy	1	498	498	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	6	4,248	4,158	—	—	—
Commercial non real estate
Rate modification	—	—	—	—	—	—
Term extension	3	2,879	2,879	1	35	35
Payment modification	1	50	50	2	67	67
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	1	327	327
Total commercial non real estate	4	2,929	2,929	4	429	429
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	2	4	4
Bankruptcy	1	6	6	—	—	—
Other	—	—	—	1	18	18
Total consumer	1	6	6	3	22	22
Total accruing	13	$7,219	$7,129	7	$451	$451
Change in recorded investment due to principal paydown at time of modification	—	—		—	—	—
Change in recorded investment due to chargeoffs at time of modification	1	90	—	—	—	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the six months ended March 31, 2015 and 2014:

	Six Months Ended March 31,
	2015			2014
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	1	$15	$15	—	$—	$—
Term extension	—	—	—	2	74	74
Payment modification	—	—	—	1	15	15
Bankruptcy	—	—	—	1	130	130
Other	1	21	21	—	—	—
Total residential real estate	2	36	36	4	219	219
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	1	90	—	—	—	—
Payment modification	6	22,542	22,542	1	1,070	1,070
Bankruptcy	1	498	498	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	8	23,130	23,040	1	1,070	1,070
Commercial non real estate
Rate modification	1	32	32	—	—	—
Term extension	3	2,879	2,879	4	1,734	1,734
Payment modification	2	1,874	1,874	4	735	735
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	1	327	327
Total commercial non real estate	6	4,785	4,785	9	2,796	2,796
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	2	4	4
Bankruptcy	1	6	6	—	—	—
Other	—	—	—	2	28	28
Total consumer	1	6	6	4	32	32
Total accruing	17	27,957	27,867	18	$4,117	$4,117
Change in recorded investment due to principal paydown at time of modification	—	—		—	—	—
Change in recorded investment due to chargeoffs at time of modification	1	90	—	—	—	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	2	$104	$104	4	$98	$98
Term extension	1	77	77	1	15	15
Payment modification	—	—	—	—	—	—
Bankruptcy	1	43	43	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	4	224	224	5	113	113
Commercial real estate
Rate modification	—	—	—	2	500	500
Term extension	—	—	—	2	4,031	4,031
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	1	87	87
Total commercial real estate	—	—	—	5	4,618	4,618
Commercial Non Real Estate
Rate modification	—	—	—	—	—	—
Term extension	4	217	217	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	1	10	10
Other	—	—	—	—	—	—
Total commercial non real estate	4	217	217	1	10	10
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	2	260	260
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	2	260	260
Consumer
Rate modification	—	—	—	—	—	—
Term extension	1	1	1	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	1	1	1	—	—	—
Total non-accruing	9	$442	$442	13	$5,001	$5,001
Change in recorded investment due to principal paydown at time of modification	—	—	—	—	—	—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the six months ended March 31, 2015 and 2014:

	Six Months Ended March 31,
	2015			2014
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	2	$104	$104	4	$98	$98
Term extension	1	77	77	2	18	18
Payment modification	—	—	—	—	—	—
Bankruptcy	1	43	43	1	4	4
Other	—	—	—	1	38	38
Total residential real estate	4	224	224	8	158	158
Commercial real estate
Rate modification	—	—	—	2	500	500
Term extension	—	—	—	2	4,031	4,031
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	1	87	87
Total commercial real estate	—	—	—	5	4,618	4,618
Commercial Non Real Estate
Rate modification	—	—	—	—	—	—
Term extension	4	217	217	8	125	125
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	1	10	10
Other	—	—	—	—	—	—
Total commercial non real estate	4	217	217	9	135	135
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	2	260	260
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	2	260	260
Consumer
Rate modification	—	—	—	—	—	—
Term extension	1	1	1	1	11	11
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	1	1	1
Total consumer	1	1	1	2	12	12
Total non-accruing	9	442	442	26	$5,183	$5,183
Change in recorded investment due to principal paydown at time of modification	—	—	—	—	—	—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The tables below represent defaults on loans that were first modified during the respective past 12 months, that became 90 days or more delinquent or were charged-off during the three and six months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
	2015		2014
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	4	$107	3	$375
Commercial real estate	—	—	3	1,814
Commercial non real estate	—	—	5	1,604
Agriculture	—	—	6	3,685
Consumer	—	—	—	—
	4	$107	17	$7,478

	Six Months Ended March 31,
	2015		2014
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	10	$629	3	$375
Commercial real estate	—	—	5	8,110
Commercial non real estate	1	95	5	1,604
Agriculture	1	15	7	7,361
Consumer	—	—	—	—
	12	$739	20	$17,450
The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification.

6. Allowance for Loan Losses
The following tables presents the Company’s allowance for loan losses roll forward for the three and six month periods ended March 31, 2015 and 2014.

Three Months Ended March 31, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance January 1, 2015	$7,567	$17,722	$14,625	$10,920	$201	$785	$51,820
Charge-offs	(63)	(1,570)	(8,440)	(27)	(19)	(403)	(10,522)
Recoveries	70	26	983	22	23	325	1,449
Provision	160	(389)	8,789	1,307	(17)	120	9,970
(Impairment) improvement of loans acquired with deteriorated credit quality	(239)	(53)	—	—	1	—	(291)
Ending balance March 31, 2015	$7,495	$15,736	$15,957	$12,222	$189	$827	$52,426

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance January 1, 2014	$11,854	$22,292	$11,552	$9,256	$390	$725	$56,069
Charge-offs	(207)	(3,194)	(838)	(2,086)	(96)	(486)	(6,907)
Recoveries	21	433	(128)	(2)	31	326	681
Provision	(216)	(2,536)	1,380	735	37	100	(500)
(Impairment) improvement of loans acquired with deteriorated credit quality	(1,175)	608	(1,691)	—	68	—	(2,190)
Ending balance March 31, 2014	$10,277	$17,603	$10,275	$7,903	$430	$665	$47,153

Six Months Ended March 31, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance October 1, 2014	$8,342	$16,884	$10,550	$10,655	$264	$823	$47,518
Charge-offs	(120)	(1,652)	(8,524)	(27)	(57)	(831)	(11,211)
Recoveries	113	95	2,143	79	47	644	3,121
Provision	(190)	346	11,788	1,515	(41)	191	13,609
(Impairment) improvement of loans acquired with deteriorated credit quality	(650)	63	—	—	(24)	—	(611)
Ending balance March 31, 2015	$7,495	$15,736	$15,957	$12,222	$189	$827	$52,426

Six Months Ended March 31, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance October 1, 2013	$11,779	$22,562	$11,222	$9,296	$312	$693	$55,864
Charge-offs	(437)	(3,194)	(999)	(2,086)	(152)	(956)	(7,824)
Recoveries	96	1,024	759	15	67	717	2,678
Provision	14	(3,397)	734	678	135	211	(1,625)
(Impairment) improvement of loans acquired with deteriorated credit quality	(1,175)	608	(1,441)	—	68	—	(1,940)
Ending balance March 31, 2014	$10,277	$17,603	$10,275	$7,903	$430	$665	$47,153

The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance. These tables (in thousands) are presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1,060.6 million, loans held for sale of $9.0 million, and guaranteed loans of $112.3 million for March 31, 2015 and loans measured at fair value with changes in fair value reported in earnings of $985.4 million, loans held for sale of $10.4 million, and guaranteed loans of $106.5 million for September 30, 2014.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$2,721	$1,691	$6,894	$3,007	$52	$—	$14,365
Collectively evaluated for impairment	2,640	11,274	9,063	9,215	137	827	33,156
Loans acquired with deteriorated credit quality	2,134	709	—	—	—	—	2,843
Loans acquired without deteriorated credit quality	—	2,062	—	—	—	—	2,062
Total allowance	$7,495	$15,736	$15,957	$12,222	$189	$827	$52,426

Financing Receivables
Individually evaluated for impairment	$9,669	$62,020	$39,900	$36,407	$177	$—	$148,173
Collectively evaluated for impairment	677,091	2,138,649	1,134,073	1,350,998	76,625	35,433	5,412,869
Loans acquired with deteriorated credit quality	93,277	27,834	5,348	1,595	1,466	—	129,520
Loans acquired without deteriorated credit quality	105,259	74,794	8,026	16,102	1,662	—	205,843
Loans Outstanding	$885,296	$2,303,297	$1,187,347	$1,405,102	$79,930	$35,433	$5,896,405

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$2,528	$1,953	$3,909	$1,152	$51	$—	$9,593
Collectively evaluated for impairment	3,030	12,034	6,641	9,503	188	823	32,219
Loans acquired with deteriorated credit quality	2,784	645	—	—	25	—	3,454
Loans acquired without deteriorated credit quality	—	2,252	—	—	—	—	2,252
Total allowance	$8,342	$16,884	$10,550	$10,655	$264	$823	$47,518

Financing Receivables
Individually evaluated for impairment	$9,384	$38,457	$28,298	$25,655	$166	$—	$101,960
Collectively evaluated for impairment	649,970	1,874,474	1,224,035	1,319,343	85,065	34,243	5,187,130
Loans acquired with deteriorated credit quality	102,987	49,202	6,361	1,746	1,843	—	162,139
Loans acquired without deteriorated credit quality	117,630	95,323	7,409	17,655	2,825	—	240,842
Loans Outstanding	$879,971	$2,057,456	$1,266,103	$1,364,399	$89,899	$34,243	$5,692,071
The reserve for unfunded loan commitments was $0.4 million at both March 31, 2015 and September 30, 2014.

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
Loan pools are periodically reassessed to determine expected cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller, homogenous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large individual loans that consider similar prepayment factors listed above for smaller homogenous loans. The re-assessment of purchased impaired loans resulted in the following changes in the accretable yield during the three and six months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Balance at beginning of period	$46,342	$58,411	$50,889	$67,660
Accretion	(3,222)	(4,944)	(8,009)	(9,374)
Reclassification from nonaccretable difference	311	2,948	631	2,948
Disposals	—	—	(80)	(4,819)
Balance at end of period	43,431	56,415	43,431	56,415
The reclassifications from nonaccretable difference noted in the table above represent instances where specific pools of loans are expected to perform better over the remaining lives of the loans than expected at the prior re-assessment date.
The following table provides purchased impaired loans at March 31, 2015 and September 30, 2014 (in thousands):

	March 31, 2015			September 30, 2014
	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]
Residential real estate	$110,499	$93,277	$91,143	$115,863	$102,987	$100,203
Commercial real estate	107,514	27,835	27,126	130,825	49,202	48,557
Commercial non real estate	14,710	5,348	5,348	16,697	6,361	6,361
Agriculture	1,623	1,595	1,595	1,747	1,746	1,746
Consumer	1,838	1,466	1,466	2,019	1,843	1,818
Total lending	$236,184	$129,521	$126,678	$267,151	$162,139	$158,685

1    Represents the legal balance of loans acquired with deteriorated credit quality.
2    Represents the book balance of loans acquired with deteriorated credit quality.
3    Represents the book balance of loans acquired with deteriorated credit quality net of the related allowance for loan losses.

Due to improved cash flows of the purchased impaired loans, the reductions to allowance recognized on previous impairments were $0.4 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively and $0.9 million and $3.6 million for the six months ended March 31, 2015 and 2014, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

8. FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the TierOne Bank acquisition, the Company is reimbursed for a portion of the losses incurred on covered assets. As covered assets are resolved, whether it be through repayment, short sale of the underlying collateral, the foreclosure on or sale of collateral, or the sale or charge-off of loans or OREO, any differences between the carrying value of the covered assets versus the payments received during the resolution process, that are reimbursable by the FDIC, are recognized as reductions in the FDIC indemnification asset. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC. The following table represents a summary of the activity related to the FDIC indemnification asset for the three and six months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Balance at beginning of period	$22,162	$41,756	$26,678	$45,690
Amortization	(2,060)	(4,662)	(4,593)	(7,947)
Changes in expected reimbursements from FDIC for changes in expected credit losses	2	(382)	(190)	(408)
Changes in reimbursable expenses	(207)	1,437	(363)	2,805
Payments to/(from) the FDIC	(2)	(374)	(1,637)	(2,365)
Balance at end of period	$19,895	$37,775	$19,895	$37,775
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at March 31, 2015 and September 30, 2014 (in thousands).

	March 31, 2015
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,045,934	Liabilities	$71	$(48,858)
Mortgage loan commitments	37,394	Assets	27	—
Mortgage loan forward sale contracts	44,485	Liabilities	—	(27)

	September 30, 2014
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$986,440	Liabilities	$6,213	$(19,286)
Mortgage loan commitments	22,563	Assets	19	—
Mortgage loan forward sale contracts	28,459	Liabilities	—	(19)
As with any financial instrument, derivative financial instruments have inherent risk including adverse changes in interest rates. The Company’s exposure to derivative credit risk is defined as the possibility of sustaining a loss due to the failure of the counterparty to perform in accordance with the terms of the contract. Credit risks associated with interest rate swaps is similar to those relating to traditional on-balance sheet financial instruments. The Company manages interest rate swap credit risk with the same standards and procedures applied to its commercial lending activities. Amounts due from NAB to reclaim cash collateral under the interest rate swap master netting arrangements have not been offset against the derivative balances. These receivables are classified on the consolidated balance sheets as cash and were $0 as of March 31, 2015 and September 30, 2014, respectively.
The effect of derivatives on the consolidated statements of comprehensive income for the three and six months ended March 31, 2015 and 2014 (in thousands) was as follows:

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
	Location of Gain (Loss) Recognized in Income	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Derivatives not designated as hedging instruments:
Interest rate swaps	Noninterest income	$(21,698)	$(12,436)	$(46,303)	$(7,599)
Mortgage loan commitments	Noninterest income	13	31	27	34
Mortgage loan forward sale contracts	Noninterest income	(13)	(31)	(27)	(34)
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables (in thousands) present the Company's gross derivative financial assets and liabilities at March 31, 2015 and September 30, 2014, and the related impact of enforceable master netting arrangements and cash collateral, where applicable:

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments[1]	Net Amount
March 31, 2015
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$71	$(71)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(48,858)	71	(48,787)	48,787	—
Total derivative financial liabilities	$(48,787)	$—	$(48,787)	$48,787	$—
1 The actual amount of collateral exceeds the fair value exposure, at the individual counterparty level, as of the date presented.

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
September 30, 2014
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$6,213	$(6,213)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(19,286)	6,213	(13,073)	13,073	—
Total derivative financial liabilities	$(13,073)	$—	$(13,073)	$13,073	$—

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
Long-term loans and written loan commitments for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $43.3 million and $7.1 million at March 31, 2015 and September 30, 2014, respectively. The total unpaid principal balance of these long-term loans was approximately $1,017.3 million and $978.3 million at March 31, 2015 and September 30, 2014, respectively. The fair value of these loans and written loan commitments is included in total loans in the consolidated balance sheets and are grouped with commercial non real estate, commercial real estate, and agricultural loans in Note 5. The fair value of these written loan commitments was not material at March 31, 2015 and September 30, 2014, respectively. None of the noted loans were greater than 90 days past due or in nonaccrual status as of March 31, 2015 or September 30, 2014.
Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported are as follows for the three and six months ended March 31, 2015 and 2014 (in thousands):

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended				For the Six Months Ended
	March 31, 2015		March 31, 2014		March 31, 2015		March 31, 2014
	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value
Long-term loans and written loan commitments	$15,208	$15,208	$8,730	$8,730	$32,308	$32,308	$(380)	$(380)
For long-term loans and written loan commitments, $(1.2) million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively, and $0.5 million and $0.7 million for the six months ended March 31, 2015 and 2014, respectively of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.

11. Core Deposits and Other Intangibles
A summary of intangible assets subject to amortization is as follows (in thousands):

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Total
As of March 31, 2015
Gross carrying amount	$92,679	$8,464	$16,089	$117,232
Accumulated amortization	(90,819)	(3,854)	(12,956)	(107,629)
Net intangible assets	$1,860	$4,610	$3,133	$9,603
As of September 30, 2014
Gross carrying amount	$92,679	$8,464	$16,089	$117,232
Accumulated amortization	(87,423)	(3,572)	(12,008)	(103,003)
Net intangible assets	$5,256	$4,892	$4,081	$14,229
Amortization expense of intangible assets was $2.3 million and $4.7 million for the three months ended March 31, 2015 and 2014, respectively and $4.6 million and $9.4 million for the six months ended March 31, 2015 and 2014, respectively.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows (in thousands):

Remaining in 2015	$2,484
2016	2,822
2017	1,097
2018	564
2019	564
2020 and thereafter	2,072
$9,603

12. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities underlying the agreements had an amortized cost of approximately $176.7 million and $190.6 million and fair value of approximately $177.2 million and $188.6 million at March 31, 2015 and September 30, 2014, respectively. The Company holds the securities under third-party safekeeping agreements.

13. FHLB Advances, Related Party Notes Payable and Other Borrowings

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

FHLB advances, related party notes payable, and other borrowings consist of the following at March 31, 2015 and September 30, 2014 (in thousands):

	March 31, 2015	September 30, 2014
Subordinated capital note to NAB New York (a branch of NAB), due June 2018 (callable June 2015), interest paid quarterly based on LIBOR plus 205 basis points, unsecured	$35,795	$35,795
$10,000 revolving line of credit to NAB due on demand, interest paid monthly based on LIBOR plus 125 basis points, unsecured	5,500	5,500
Total related party notes payable	41,295	41,295
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 0.21% to 3.66% and maturity dates from April 2015 to July 2023, collateralized by real estate loans and FHLB stock, with various call dates at the option of the FHLB	475,000	575,000
Other	19	94
Total FHLB advances and other borrowings	475,019	575,094
	$516,314	$616,389
As of March 31, 2015, based on its Federal Home Loan Bank stock holdings, the combined aggregate additional borrowing capacity of the Company with the Federal Home Loan Bank was $796.3 million.

Principal balances of loans pledged to the Federal Home Loan Bank to collateralize notes payable totaled $2,157.1 million and $2,145.5 million at March 31, 2015 and September 30, 2014, respectively.
As of March 31, 2015, FHLB advances, related party notes payable and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows (in thousands):

Remaining in 2015	$70,519
2016	90,000
2017	25,000
2018	60,795
2019	75,000
2020 and thereafter	195,000
$516,314

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

14. Income Taxes
The provision for income taxes charged to operations consists of the following for the three and six months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Currently paid or payable
Federal	$10,337	$10,994	$24,011	$26,960
State	1,484	1,288	3,477	3,957
	11,821	12,282	27,488	30,917
Deferred tax (benefit) expense	(2,101)	2,207	(4,066)	(1,489)
Income tax expense	$9,720	$14,489	$23,422	$29,428
The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following for the three and six months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Computed “expected” tax expense (35%)	$10,305	$14,161	$24,445	$29,401
Increase (decrease) in income taxes resulting from:
Tax exempt interest income	(1,651)	(1,174)	(3,216)	(2,276)
State income taxes, net of federal benefit	965	837	2,260	2,572
Other	101	665	(67)	(269)
Actual tax expense	$9,720	$14,489	$23,422	$29,428

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Net deferred tax assets (liabilities) consist of the following components at March 31, 2015 and September 30, 2014 (in thousands):

	March 31, 2015	September 30, 2014
Deferred tax assets:
Allowance for loan losses	$21,421	$19,683
Compensation	606	329
Net operating loss carryforward	94	119
Securities available for sale	(1,310)	3,758
Other real estate owned	15,462	13,721
Core deposit intangible and other fair value adjustments	11,227	10,573
Excess tax basis of loans acquired over carrying value	8,438	9,595
Other	4,976	6,272
Total deferred tax assets	60,914	64,050
Deferred tax liabilities:
Goodwill and other intangibles	(3,707)	(9,099)
Premises and equipment	(11,037)	(4,390)
Excess carrying value of FDIC indemnification asset and clawback liability	(1,557)	(4,280)
Other	(912)	(1,578)
Total deferred tax liabilities	(17,213)	(19,347)
Net deferred tax assets	$43,701	$44,703
At March 31, 2015, the Company had income tax receivable of $0.2 million from the Internal Revenue Service and at September 30, 2014, had income tax payable of $4.9 million to National Americas Investment, Inc. (included in income tax payable).
Management has determined a valuation reserve is not required for the deferred tax assets because it is more likely than not these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.
Uncertain tax positions were not significant at March 31, 2015 or September 30, 2014.
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

15. Profit-Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan (the Plan). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $0.5 million and $0 to the Plan for the three months ended March 31, 2015 and 2014, respectively and $1.8 million and $1.2 million for the six months ended March 31, 2015 and 2014, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
Stock based compensation is recognized based on the number of awards that are ultimately expected to vest. Forfeitures are estimated based on historical turnover experience of qualified employees. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of comprehensive income. For the three months ended March 31, 2015 and 2014, stock compensation expense was $0.2 million and $0, respectively. For the six months ended March 31, 2015 and 2014, stock compensation expense was $0.7 million and $0.0 million, respectively. Related income tax benefits recognized for the three months ended March 31, 2015 and 2014 were $0.1 million and $0, respectively and $0.3 million and $0.0 million for the six months ended March 31, 2015 and 2014, respectively.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of March 31, 2015:

Restricted Shares	Common Shares	Weighted-Average Grant Date Fair Value
Restricted shares, October 1, 2014	—	$—
Granted	79,728	18.05
Vested and issued	—	—
Forfeited	(556)	18.00
Canceled	—	—
Restricted shares, March 31, 2015	79,172	$18.05
Vested, but not issuable at March 31, 2015	12,221	$18.00

Performance Shares
Performance shares, October 1, 2014	—	$—
Granted	221,184	18.00
Vested and issued	—	—
Forfeited	(4,736)	18.00
Canceled	—	—
Performance shares, March 31, 2015	216,448	$18.00

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The number of performance shares granted is reflected in the above table at the 100% target performance level. The actual performance-based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 150% of the target amount. The outstanding number of performance shares reflected in the table represents the number of shares expected to be awarded based on estimated achievement of the goals as of year end. However, at March 31, 2015, the maximum number of performance-based shares that could be issued if performance is attained at 150% of target based on the grants made to date was approximately 324,672 shares.
As of March 31, 2015, there was $2.5 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.50 years.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and September 30, 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2015
U.S. Treasury securities	$275,477	$275,477	$—	$—
U.S. Agency securities	74,801	—	74,801	—
Mortgage-backed securities	1,044,021	—	1,044,021	—
States and political subdivision securities	2,108	—	150	1,958
Corporate debt securities	5,062	—	5,062	—
Other	1,039	—	1,039	—
Securities available for sale	$1,402,508	$275,477	$1,125,073	$1,958
Derivatives-assets	$27	$—	$27	$—
Derivatives-liabilities	48,814	—	48,814	—
Fair value loans and written loan commitments	1,060,598	—	1,060,598	—

	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2014
U.S. Treasury securities	$222,725	$222,725	$—	$—
U.S. Agency securities	—	—	—	—
Mortgage-backed securities	1,103,415	—	1,103,415	—
States and political subdivision securities	2,189	—	160	2,029
Corporate debt securities	11,873	—	11,873	—
Other	1,040	—	1,040	—
Securities available for sale	$1,341,242	$222,725	$1,116,488	$2,029
Derivatives-assets	$19	$—	$19	$—
Derivatives-liabilities	13,092	—	13,092	—
Fair value loans and written loan commitments	985,411	—	985,411	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the changes in Level 3 financial instruments for the three months ended March 31, 2015 and 2014 (in thousands):

Other Securities Available for Sale
Balance as of December 31, 2014	$1,958
Principal paydown	—
Balance as of March 31, 2015	$1,958

Balance as of December 31, 2013	$2,243
Principal paydown	—
Balance as of March 31, 2014	$2,243
The following table presents the changes in Level 3 financial instruments for the six months ended March 31, 2015 and 2014 (in thousands):

Other Securities Available for Sale
Balance as of September 30, 2014	$2,029
Principal paydown	(71)
Balance as of March 31, 2015	$1,958

Balance as of September 30, 2013	$2,243
Principal paydown	—
Balance as of March 31, 2014	$2,243
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Mortgage Loans Held for Sale
Fair value of mortgage loans held for sale is based on either quoted prices for the same or similar loans, or values obtained from third parties, or are estimated for portfolios of loans with similar financial characteristics and are therefore considered a Level 2 valuation.
The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and September 30, 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2015
Other real estate owned	$25,162	$—	$—	$25,162
Impaired loans	161,904	—	—	161,904
Loans held for sale, at lower of cost or fair value	9,006	—	9,006	—

As of September 30, 2014
Other real estate owned	$36,879	$—	$—	$36,879
Impaired loans	111,265	—	—	111,265
Loans held for sale, at lower of cost or fair value	10,381	—	10,381	—
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at March 31, 2015 were as follows (in thousands):

Financial Instrument	Fair Value of Assets / (Liabilities) at March 31, 2015	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Other real estate owned	$25,162	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	$161,904	Appraisal value	Property specific adjustment	N/A	N/A
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for balance sheet instruments as of March 31, 2015 and September 30, 2014, are as follows (in thousands):

		March 31, 2015		September 30, 2014
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	Level 1	$358,440	$358,440	$256,639	$256,639
Loans, net excluding fair valued loans and loans held for sale	Level 3	5,950,437	5,935,242	5,744,157	5,734,274
Accrued interest receivable	Level 2	37,933	37,933	42,609	42,609
Federal Home Loan Bank stock	Level 2	31,810	31,810	35,922	35,922

Liabilities
Deposits	Level 3	$7,487,698	$7,499,432	$7,052,180	$7,057,591
FHLB advances, related party notes payable, and other borrowings	Level 2	516,314	510,339	616,389	604,615
Securities sold under repurchase agreements	Level 2	163,343	163,343	161,687	161,687
Accrued interest payable	Level 2	4,469	4,469	5,273	5,273
Subordinated debentures	Level 2	56,083	56,084	56,083	56,084
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
The following information was used in the computation of basic earnings per share (EPS) for the three and six months ended March 31, 2015 and 2014 (in thousands except share data).

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income	$19,724	$25,971	$46,421	$54,575

Weighted average common shares outstanding	57,898,335	57,886,114	57,897,059	57,886,114
Dilutive effect of stock based compensation	18,467	—	9,234	—
Weighted average common shares outstanding for diluted earnings per share calculation	57,916,802	57,886,114	57,906,293	57,886,114

Basic earnings per share	$0.34	$0.45	$0.80	$0.94
Diluted earnings per share	$0.34	$0.45	$0.80	$0.94

The Company had 216,448 and 0 shares of unvested performance stock as of March 31, 2015 and 2014, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 1,665 and 0 shares of anti-dilutive stock awards outstanding as of March 31, 2015 and 2014, respectively.

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
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended March 31, 2015 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended March 31, 2014.

Tax Equivalent Presentation
All references to net interest income, net interest margin, interest income on loans other than loans acquired with deteriorated credit quality, yield on loans acquired with deteriorated credit quality and the related non-GAAP adjusted measure of each item are presented on a fully-tax equivalent basis unless otherwise noted.
Overview
We are a full-service regional bank holding company focused on relationship-based business and agribusiness banking. We serve our customers through 158 branches in attractive markets in seven states: South Dakota, Iowa, Nebraska, Colorado, Arizona, Kansas and Missouri. During the quarter ended March 31, 2015, we closed three branches in Omaha, Nebraska and two branches in Sioux Falls, South Dakota. We do not believe these branch closures will have a material impact on our revenue in future periods and expect that we will achieve some cost savings in future periods as a result of the closures.
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
Net income was $19.7 million for the second quarter of fiscal year 2015, a decrease of $6.2 million, or 24%, compared to the second quarter of fiscal year 2014. Higher credit-related charges of $14.0 million incurred during the quarter were the primary driver of the lower net income, including provision for loan losses of $9.7 million, a $12.4 million pre-tax increase compared to the same quarter in fiscal year 2014 in which we experienced a $2.7 million release of provision for loan loan losses, and $4.3 million of other credit-related charges that impacted other financial statement line items. Increased net interest income and lower noninterest expense partially offset the increase in credit-related charges. Fiscal year-to-date net income was $46.4 million, compared to $54.6 million for the same period of fiscal year 2014.
Our efficiency ratio remained strong during the quarter at 51.7%, higher than the previous quarter due in part to fewer days in the quarter, which directly impacts our net interest income but has little offsetting impact on noninterest expense. Our efficiency ratio is 50.1% on a fiscal year-to-date basis. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Net interest margin was 3.89%, 3.91% and 3.96%, respectively, for the quarters ended March 31, 2015, December 31, 2014, and March 31, 2014 and 3.90% and 3.99%, respectively, for the six months ended March 31, 2015 and March 31, 2014. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.64%, 3.67% and 3.73%, respectively, and 3.66% and 3.77%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin declined compared to the second quarter of fiscal year 2014 primarily due to reduced asset yields. Pricing on new loans continued to be impacted by competitive pressures in the market and the continued near-zero benchmark interest rate environment, while investment portfolio yields have also declined. These reductions in asset yields were partially offset by a 4 basis point reduction in the cost of deposits over the same period, driven in part by a continued favorable change in deposit mix. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Net income for the quarter represents earnings per common share of $0.34, compared to $0.45 in the comparable period, and is $0.80 fiscal year-to-date compared to $0.94 for the same period in fiscal year 2014. On April 28, 2015, our board of directors declared a dividend of $0.12 per common share payable on May 29, 2015 to owners of record as of the close of business on May 15, 2015.
Both loans and deposits grew during the quarter. Total loans increased $85.7 million during the quarter and from $6.79 billion at September 30, 2014 to $7.07 billion at March 31, 2015, a fiscal year-to-date increase of $285.0 million or 4.2%. Year-to-date loan growth remains balanced across the business and agriculture lending components of the portfolio including commercial non-real estate, commercial real estate and agriculture. Consistent with our expectations at the end of the first fiscal quarter, the agriculture portfolio did contract slightly during the quarter as a result of our customers' calendar year-end tax planning. The overall loan portfolio remains well diversified across a number of segments, industries and geographies. Deposits increased from $7.05 billion at September 30, 2014 to $7.49 billion at March 31, 2015, an increase of $435.5 million or 6.2%. Deposit growth during the quarter was $248.5 million. The growth during the quarter was focused within interest-bearing business and consumer transaction accounts, while noninterest-bearing transaction account and certificate of deposit balances each declined. Our deposit growth is typically focused within our first and second fiscal quarters and we do expect some seasonal deposit outflow in the third fiscal quarter driven by our customers' income tax needs and other factors.
We believe our overall asset quality remains strong, but some of our asset quality metrics declined during the quarter. At March 31, 2015, nonperforming loans were $74.3 million, with $27.8 million of the balance at March 31, 2015, covered by FDIC loss-sharing arrangements. Total nonperforming loans represent a 6% improvement compared to September 30, 2014, but have increased 9% since December 31, 2014. OREO balances have declined by $6.0 million since September 30, 2014, with $8.6 million of the $43.6 million of total OREO as of March 31, 2015 covered by FDIC loss-sharing arrangements.
Watch-rated loans increased 34% during the quarter to $384.4 million as of March 31, 2015. Some of the increase reflects ongoing proactive management of credit exposures and some of the increase resulted from a broad-based review of the loan portfolio performed in connection with the higher credit-related charges recognized during the quarter described in this quarterly report. We do not anticipate a significant negative trend in future charge-offs as a result of the increase in "Watch" loans.
Excluding charge-offs on acquired loans subject to purchase accounting fair value adjustments, net charge-offs for the second quarter of fiscal year 2015 were $9.1 million, or 0.52% of average loans on an annualized basis, bringing net charge-offs for the first six months of fiscal year 2015 to $8.1 million or 0.23% of average loans on an annualized basis. For the comparable periods in fiscal year 2014, net charge-offs were $6.2 million, or 0.39% of total loans on an annualized basis, and $5.1 million, or 0.16% of loans on an annualized basis, respectively.
Our capital position is strong and stable, with Tier 1 capital, total capital and Tier 1 leverage ratios of 11.6%, 12.6% and 9.3%, respectively, at March 31, 2015 compared to 11.8%, 12.9% and 9.1%, respectively, at December 31, 2014. The primary driver of the decrease in capital ratios was our adoption of the Basel III rules on January 1, 2015. This drove an increase in risk weighted assets of approximately $256 million, primarily related to the provisions surrounding unused lines of credit and, to a lesser extent, high-volatility commercial real estate. Our Common Equity Tier 1 ratio calculated under the new capital rules was 10.8% at March 31, 2015. Our tangible common equity to tangible assets ratio was 8.4% at March 31, 2015 compared to 8.3% at December 31, 2014. For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Until our initial public offering in October 2014 we were a wholly owned subsidiary of NAB, and our results have been part of NAB’s consolidated business operations since NAB acquired us in 2008. NAB is a large financial institution incorporated in Australia and listed on the Australian Securities Exchange with operations in Australia, New Zealand, the United Kingdom, the United States and parts of Asia. Historically, NAB and its affiliates have provided financial and administrative support to us. In connection with our initial public offering, we and NAB entered into certain agreements that provide a framework for our ongoing relationship, including a Stockholder Agreement governing NAB’s rights as a controlling stockholder and a Transitional Services Agreement pursuant to which NAB has agreed to continue to provide us with certain services for a transition period. Our costs associated with these services have not been significant to date and we do not expect our costs associated with these services to be significant in the future.

Key Factors Affecting Our Business and Financial Statements
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, our business and results of operations are impacted by several key factors, including economic conditions, interest rates, asset quality and loss-sharing arrangements, banking laws and regulations, competition, our operational efficiency, goodwill and amortization of other intangible assets and accounting for loans and interest rate swaps at fair value.  There have been no material changes to these factors except as otherwise supplemented below and within our Quarterly Report on Form 10-Q for the three months ended December 31, 2014.
At March 31, 2015, we had $697.8 million of goodwill, $622.4 million of which relates to the acquisition of us by NAB in 2008 and was pushed down to our balance sheet, with the balance relating to subsequent acquisitions completed by us. Under relevant accounting guidance, we are required to review goodwill for impairment annually, or more frequently if events or circumstances indicate that the fair value of our business may be less than its carrying value. We determine impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, evidence of impairment is present and we will measure the impairment and potentially record an impairment loss in the amount of the excess of the carrying amount over the fair value. The valuation of goodwill is dependent on forward-looking expectations related to nationwide and local economic conditions and our associated financial performance. A significant decline in our expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates, or a significant or sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets.  In addition, other factors, such as a sale of our common stock by our controlling stockholder at a price below our book value per share, could negatively impact the implied fair value of our goodwill. We cannot provide assurance that we will not be required to record any charges for impairment in the future. Our recognition of any such impairment could adversely affect our business and future financial results. See “Item 1A. Risk Factors—Risks Related to Our Business—The value of our goodwill and other intangible assets may decline in the future” in our Annual Report on Form 10-K.
Our asset quality remained strong during fiscal year 2014 with continued declines in total nonperforming loans, net charge-offs and allowance for loan losses. These declines helped drive reductions in our provision for loan losses in fiscal year 2014. While our asset quality metrics remained strong through the first quarter of fiscal year 2015, we experienced higher credit-related charges in the second quarter related to a small number of C&I lending exposures and higher OREO charges. We had credit related charges of $14.0 million, including $2.6 million of net OREO charges for the three months ended March 31, 2015. This compares to $7.2 million for the three months ended December 31, 2014. The increase is primarily driven by a small number of C&I lending exposures and higher OREO charges that we believe are driven by customer-specific developments. We may have higher credit-related charges in the future.
Results of Operations—Three and Six Month Periods Ended March 31, 2015 and 2014

Overview
The following table highlights certain key financial and performance information for the periods ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014
	(dollars in thousands, except per share amounts)
Operating Data:
Interest and dividend income (FTE)	$89,794	$85,994
Interest expense	7,579	7,929
Noninterest income	6,936	10,140
Noninterest expense	48,438	49,326
Provision for loan losses	9,679	(2,690)
Net income	19,724	25,971
Earnings per common share	$0.34	$0.45

Performance Ratios:
Net interest margin (FTE)	3.89%	3.96%
Adjusted net interest margin (FTE) (1)	3.64%	3.73%
Return on average total assets	0.83%	1.15%
Return on average common equity	5.49%	7.41%
Return on average tangible common equity (1)	11.8%	17.3%
Efficiency ratio (1)	51.7%	50.6%

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

	For the six months ended March 31,
	2015	2014
	(dollars in thousands, except per share amounts)
Operating Data:
Interest and dividend income (FTE)	$181,876	$175,796
Interest expense	15,248	16,559
Noninterest income	14,836	20,966
Noninterest expense	95,529	97,625
Provision for loan losses	12,998	(3,565)
Net income	46,421	54,575
Earnings per common share	$0.80	$0.94

Performance Ratios:
Net interest margin (FTE)	3.90%	3.99%
Adjusted net interest margin (FTE) (1)	3.66%	3.77%
Return on average total assets	0.96%	1.19%
Return on average common equity	6.44%	7.70%
Return on average tangible common equity (1)	13.8%	17.9%
Efficiency ratio (1)	50.1%	49.0%

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

Net Interest Income
The following tables presents net interest income, net interest margin and adjusted net interest margin for the three and six month periods ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014
	(dollars in thousands)
Net interest income:
Total interest and dividend income (FTE)	$89,794	$85,994
Less: Total interest expense	7,579	7,929
Net interest income (FTE)	82,215	78,065
Less: Provision for loan losses	9,679	(2,690)
Net interest income after provision for loan losses (FTE)	$72,536	$80,755

Net interest margin (FTE) and adjusted net interest margin (FTE):
Average interest-earning assets	$8,560,477	$8,001,112
Average interest-bearing liabilities	$8,106,234	$7,683,451
Net interest margin (FTE)	3.89%	3.96%
Adjusted net interest margin (FTE) (1)	3.64%	3.73%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

	For the six months ended March 31,
	2015	2014
	(dollars in thousands)
Net interest income:
Total interest and dividend income (FTE)	$181,876	$175,796
Less: Total interest expense	15,248	16,559
Net interest income (FTE)	166,628	159,237
Less: Provision for loan losses	12,998	(3,565)
Net interest income after provision for loan losses (FTE)	$153,630	$162,802

Net interest margin (FTE) and adjusted net interest margin (FTE):
Average interest-earning assets	$8,558,582	$8,012,542
Average interest-bearing liabilities	$8,131,966	$7,723,912
Net interest margin (FTE)	3.90%	3.99%
Adjusted net interest margin (FTE) (1)	3.66%	3.77%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

Net interest income was $82.2 million for the second quarter of fiscal year 2015 compared to $78.1 million for the same quarter in fiscal year 2014, an increase of 5%. The increase was driven by higher interest income on loans, attributable loan growth over the previous year and more gross income related to the portion of the portfolio acquired with deteriorated credit quality, and lower deposit interest expense, partially offset by lower interest income on the investment portfolio. Compared to the same quarter in fiscal year 2014, the investment portfolio represented a smaller portion of total interest-earning assets driven by higher loan growth compared to deposit growth over the year and a higher average cash position, which was funded in part by investment portfolio run-off. Net interest margin was 3.89% for the second quarter of fiscal year 2015, compared with 3.96% for the same period in fiscal year 2014. Adjusted net interest margin was 3.64% and 3.73%, respectively, over the same periods. The lower net interest margin and adjusted net interest margin were attributable to lower asset yields, partially offset by a reduction in cost of deposits. For more information on our adjusted net interest margin and adjusted net interest income, including a reconciliation of each to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Net interest income was $166.6 million for the first six months of fiscal year 2015, compared to $159.2 million for the same period in fiscal year 2014, an increase of 5%. Similar to the quarterly period, the increase was driven by higher interest income on loans and lower deposit interest expense, partially offset by lower investment portfolio interest income. Net interest margin was 3.90% for the first six months of fiscal year 2015, compared to 3.99% for the same period in fiscal year 2014, while adjusted net interest margin was 3.66% and 3.77%, respectively, for the same periods. The decreases were driven by lower asset yields and a higher average cash balance, due in part to the impact of the our largest shareholder holding our initial public offering proceeds on deposit in our bank for the majority of the first quarter of fiscal year 2015, partially offset by lower cost of deposits.
The following table presents the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three and six month periods. Loans on nonaccrual status, totaling $74.3 million at March 31, 2015 and $91.6 million at March 31, 2014, are included in the average balances below. Any interest that had accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $539.1 million at March 31, 2015 and $384.8 million at March 31, 2014, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected below has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. Loans acquired with deteriorated credit quality represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Loans other than loans acquired with deteriorated credit quality represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	For the three months ended
	March 31, 2015			March 31, 2014
	Average Balance	Interest (FTE)	Yield / Cost[1]	Average Balance	Interest (FTE)	Yield / Cost[1]
Assets
Cash and due from banks	$265,929	$160	0.24%	$191,031	$117	0.25%
Investment securities	1,334,460	5,650	1.72%	1,381,475	6,836	2.01%
Loans, other than loans acquired with deteriorated credit quality, net[2]	6,828,510	81,907	4.86%	6,224,179	78,155	5.09%
Loans acquired with deteriorated credit quality, net	131,578	2,077	6.40%	204,428	885	1.76%
Loans, net	6,960,088	83,984	4.89%	6,428,607	79,040	4.99%
Total interest-earning assets	8,560,477	89,794	4.25%	8,001,113	85,993	4.36%
Noninterest-earning assets	1,093,046			1,155,039
Total assets	$9,653,523	$89,794	3.77%	$9,156,152	$85,993	3.81%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,282,530			$1,216,315
NOW, MMDA and savings deposits	4,447,606	$3,266	0.30%	3,978,103	$2,318	0.24%
CDs	1,567,763	2,718	0.70%	1,940,266	4,113	0.86%
Total deposits	7,297,899	5,984	0.33%	7,134,684	6,431	0.37%
Securities sold under agreements to repurchase	182,386	150	0.33%	192,333	143	0.30%
FHLB advances and other borrowings	528,571	893	0.69%	259,056	803	1.26%
Related party notes payable	41,295	227	2.23%	41,295	226	2.22%
Subordinated debentures and other	56,083	325	2.35%	56,083	326	2.36%
Total borrowings	808,335	1,595	0.80%	548,767	1,498	1.11%
Total interest-bearing liabilities	8,106,234	$7,579	0.38%	7,683,451	$7,929	0.42%
Noninterest-bearing liabilities	86,288			51,768
Stockholders' equity	1,458,131			1,420,933
Total liabilities and stockholders' equity	$9,650,653			$9,156,152
Net interest spread			3.39%			3.39%
Net interest income and net interest margin (FTE)		$82,215	3.89%		$78,064	3.96%
Less: Tax equivalent adjustment		$1,590			$1,107
Net interest income and net interest margin - ties to Consolidated Statements of Comprehensive Income		$80,625	3.82%		$76,957	3.90%

[1] Annualized for all partial-year periods.
[2] Interest income includes $0.1 million and $0.9 million for the second quarter of fiscal year 2015 and 2014, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

	For the six months ended
	March 31, 2015			March 31, 2014
	Average Balance	Interest (FTE)	Yield / Cost[1]	Average Balance	Interest (FTE)	Yield / Cost[1]
Assets
Cash and due from banks	$354,415	$444	0.25%	$195,307	$301	0.31%
Investment securities	1,335,348	11,600	1.74%	1,428,379	14,020	1.97%
Loans, other than loans acquired with deteriorated credit quality, net[2]	6,727,508	164,783	4.91%	6,186,621	158,701	5.14%
Loans acquired with deteriorated credit quality, net	141,311	5,049	7.17%	202,235	2,774	2.75%
Loans, net	6,868,819	169,832	4.96%	6,388,856	161,475	5.07%
Total interest-earning assets	8,558,582	181,876	4.26%	8,012,542	175,796	4.40%
Noninterest-earning assets	1,097,254			1,189,536
Total assets	$9,655,836	$181,876	3.78%	$9,202,078	$175,796	3.83%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,387,396			$1,226,039
NOW, MMDA and savings deposits	4,298,739	$5,918	0.28%	3,934,543	$4,566	0.23%
CDs	1,625,814	6,081	0.75%	1,956,472	8,744	0.90%
Total deposits	7,311,949	11,999	0.33%	7,117,054	13,310	0.38%
Securities sold under agreements to repurchase	175,111	296	0.34%	198,207	289	0.29%
FHLB advances and other borrowings	547,528	1,839	0.67%	311,273	1,840	1.19%
Related party notes payable	41,295	459	2.23%	41,295	460	2.23%
Subordinated debentures and other	56,083	655	2.34%	56,083	660	2.36%
Total borrowings	820,017	3,249	0.79%	606,858	3,249	1.07%
Total interest-bearing liabilities	8,131,966	$15,248	0.38%	7,723,912	$16,559	0.43%
Noninterest-bearing liabilities	77,886			56,688
Stockholders' equity	1,445,984			1,421,478
Total liabilities and stockholders' equity	$9,655,836			$9,202,078
Net interest spread			3.40%			3.40%
Net interest income and net interest margin (FTE)		$166,628	3.90%		$159,237	3.99%
Less: Tax equivalent adjustment		$3,094			$2,139
Net interest income and net interest margin - ties to Consolidated Statements of Comprehensive Income		$163,534	3.83%		$157,098	3.93%

[1] Annualized for all partial-year periods.
[2] Interest income includes $0.2 million and $1.2 million for the first six months of fiscal year 2015 and 2014, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

Interest and Dividend Income

The following tables present interest and dividend income for the three and six month periods ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(dollars in thousands)
Interest and dividend income:
Loans	$82,394	$77,933
Taxable securities	5,379	6,623
Nontaxable securities	13	14
Dividends on securities	258	199
Federal funds sold and other	160	117
Total interest and dividend income (GAAP)	88,204	84,886
Tax equivalent adjustment	1,590	1,107
Total interest and dividend income (FTE)	$89,794	$85,993

	Six months ended March 31,
	2015	2014
	(dollars in thousands)
Interest and dividend income:
Loans	$166,738	$159,336
Taxable securities	11,066	13,592
Nontaxable securities	26	28
Dividends on securities	508	400
Federal funds sold and other	444	301
Total interest and dividend income (GAAP)	178,782	173,657
Tax equivalent adjustment	3,094	2,139
Total interest and dividend income (FTE)	$181,876	$175,796

Total interest and dividend income consists primarily of interest income on loans and interest and dividend income on our investment portfolio. Total interest and dividend income was $89.8 million for the second quarter of fiscal year 2015, compared to $86.0 million for the same period of fiscal year 2014, an increase of 4%. Total interest and dividend income was $181.9 million for the first six months of fiscal year 2015, compared to $175.8 million for the same period of fiscal year 2014, an increase of 3%. Significant components of interest and dividend income are described in further detail below.
Loans. Interest income on all loans increased to $84.0 million in second quarter of fiscal year 2015 from $79.0 million in the first quarter of fiscal year 2014, an increase of 6% between the two periods. The growth was driven primarily by higher average loan balances driven by organic loan origination over the course of the year, partially offset by lower overall loan yields as a result of pricing pressure on new and renewed loans. Interest income on loans acquired with deteriorated credit quality increased $1.2 million between the two periods, primarily driven by lower amortization of the indemnification assets related to these loans in the current period as those assets related to the commercial FDIC loss-sharing arrangement are nearly fully amortized.
Interest income on all loans increased to $169.8 million in the first six months of fiscal year 2015 from $161.5 million in the same period of fiscal year 2014, an increase of 5%. Similar to the quarterly period, the growth was driven by higher average loan balances due to organic growth, partially offset by lower overall loan yields. Interest income on loans acquired with deteriorated credit quality increased $2.3 million between the two periods, again primarily driven by lower amortization of the indemnification assets related to these loans in the current period.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on loans, other than loans acquired with deteriorated credit quality, was 4.86% for the second quarter of fiscal year 2015, a decrease of 23 basis points compared to 5.09% for the same period in fiscal year 2014. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on loans, other than loans acquired with deteriorated credit quality, was 4.55% for the current quarter, a 26 basis point decrease compared to the second quarter of fiscal year 2014. The average tax equivalent yield on loans, other than loans acquired with deteriorated credit quality, was 4.91% for the first six months of fiscal year 2015, a decrease of 23 basis points compared to 5.14% for the same period in fiscal year 2014. Adjusted for the current realized gain (loss) on derivatives, the adjusted yield on loans, other than loans acquired with deteriorated credit quality, was 4.60% and 4.86%, respectively, for the same periods. These decreases continue to be attributable to the competitive interest rate environment for high quality commercial and agricultural credits across our footprint and a prolonged rate cycle with short-term rates at or near zero.
The average yield on loans acquired with deteriorated credit quality was 6.40% for the second quarter of fiscal year 2015, compared to 1.76% for the comparable period in fiscal year 2014 and 7.17% for the first six months of fiscal year 2015 compared to 2.75% for the same period in fiscal year 2014. The yield on this portion of the portfolio is heavily impacted by the amortization rates for the related FDIC indemnification assets, which we pass through interest income, and which was much higher in fiscal year 2014 as a result of overall credit-quality improvement in the acquired portfolio and the upcoming expiration of the commercial FDIC loss-sharing arrangement. While we do not expect consistent high yields on this portion of the portfolio going forward, the portfolio continues to run off and represents a very small portion of the overall loan portfolio with average balances of $131.6 million for the second quarter of fiscal year 2015 and $204.4 million for the same period of fiscal year 2014, 2% and 3% of the total average loan portfolio, respectively.
Average net loan balances for the second quarter of fiscal year 2015 were $6.96 billion, representing an 8% increase compared to the same period in fiscal year 2014. The growth was focused in the CRE, commercial non-real estate ("C&I") and agribusiness segments of the portfolio.
Loan-related fee income of $2.3 million is included in interest income for the second quarter of fiscal year 2015 compared to $1.8 million for the same period in fiscal year 2014. Loan-related fee income was $4.5 million for the first six months of fiscal year 2015 compared to $3.9 million for the same period of fiscal year 2014. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $2.1 million and $4.7 million for the second quarter of fiscal years 2015 and 2014, respectively, and $4.6 million and $7.9 million for the first six months of fiscal years 2015 and 2014, respectively, is included as a reduction to interest income.
Investment Portfolio. Interest and dividend income on investments includes income earned on investment securities and FHLB stock. During the second quarter of fiscal year 2015, the balance of our investment portfolio increased by $138.5 million, or 11%, to $1.40 billion. The increase was driven by investment purchases made during the quarter as a result of strong deposit growth and excess liquidity invested to earn additional interest income. Interest and dividend income on investments decreased from $6.8 million in the second quarter of fiscal year 2014 to $5.7 million in the second quarter of fiscal year 2015, a decrease of 17%, driven both by lower average balances in the portfolio and a reduction in yield from 2.01% in the second quarter of fiscal year 2014 to 1.72% for the same period in fiscal year 2015. Interest and dividend income on investments decreased from $14.0 million in the first six months of fiscal year 2014 to $11.6 million for the same period in fiscal year 2015, also a decrease of 17%, driven both by lower average balances in the portfolio and a reduction in yield from 1.97% to 1.74% over the same period.
The weighted average life of the portfolio was 2.9 years and 3.1 years at March 31, 2015 and September 30, 2014, respectively. Average investments represented 16% and 17% of total average interest-earning assets in the second quarter of fiscal years 2015 and 2014, respectively, and 16% and 18% for the first six months of fiscal years 2015 and 2014, respectively. The carrying value of investment securities and FHLB stock was $1.43 billion as of March 31, 2015.

Interest Expense
The following tables present interest expense for the periods ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(dollars in thousands)
Interest expense:
Deposits	$5,984	$6,431
Securities sold under agreements to repurchase	150	143
FHLB advances and other borrowings	893	803
Related party notes payable	227	226
Subordinated debentures and other	325	326
Total interest expense	$7,579	$7,929

	Six months ended March 31,
	2015	2014
	(dollars in thousands)
Interest expense:
Deposits	$11,999	$13,309
Securities sold under agreements to repurchase	296	289
FHLB advances and other borrowings	1,839	1,840
Related party notes payable	459	461
Subordinated debentures and other	655	660
Total interest expense	$15,248	$16,559

Total interest expense consists primarily of interest expense on five components of our balance sheet: deposits, securities sold under agreements to repurchase, FHLB advances and other borrowings, related party notes payable and our outstanding subordinated debentures. Total interest expense decreased to $7.6 million in the second quarter of fiscal year 2015 from $7.9 million for the same quarter in fiscal year 2014, a decrease of 4%, despite an increase in average interest-bearing liabilities from $7.68 billion to $8.11 billion over the same period, driven primarily by lower cost of deposits and lower average cost of FHLB advances. The average cost of total interest-bearing liabilities was 0.38% for the second quarter of fiscal year 2015, compared to 0.42% for the same period in fiscal year 2014. Total interest expense was $15.2 million for the first six months of fiscal year 2015, a decrease of 8% compared to $16.6 million for the same period in fiscal year 2014. The average cost of total interest-bearing liabilities was 0.38% for the first six months of fiscal year 2015, compared to 0.43% for the same period in fiscal year 2014. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of checking accounts, MMDAs, NOW accounts, savings accounts and CDs, was $6.0 million in the second quarter of fiscal year 2015 compared with $6.4 million in the second quarter of fiscal year 2014, a decrease of $0.4 million, or 7%. Average deposit balances were $7.30 billion and $7.13 billion, respectively, for the same periods. The average rate declined from 0.37% for the second quarter of fiscal year 2014 to 0.33% for the same period in fiscal year 2015.
Interest expense on deposits was $12.0 million for the first six months of fiscal year 2015, a reduction of $1.3 million, or 10%, compared to the same period in fiscal year 2014. Average deposit balances were $7.31 billion and $7.12 billion, respectively, and the average rate declined from 0.38% to 0.33%, respectively, for the same periods.
Average non-interest-bearing demand account balances comprised 19% of average total deposits for the current quarter, compared with 18% for the comparable quarter. Total average other liquid accounts, consisting of money market and savings accounts, continued to increase to 59% of total average deposits for the current quarter, compared to 55% of total average deposits for the comparable quarter, while CD accounts represented 22% of average total deposits in the current quarter, compared to 27% in the comparable quarter. These trends in the composition of our deposit portfolio represent a continuation of our strategy over the last three fiscal years to move away from more costly CD accounts toward more cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature. This transition, as well as continued low benchmark interest rates, have driven a significant decrease in our cost of deposits over that time frame.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $0.9 million for the second quarter of fiscal year 2015, compared to $0.8 million for the same period in fiscal year 2014, reflecting weighted average cost of 0.69% and 1.26%, respectively. Our average balance for FHLB advances and other borrowings increased to $528.6 million in the current quarter compared to $259.1 million in the comparable quarter. Interest expense on FHLB advances and other borrowings was $1.8 million for the first half of fiscal year 2015 and for the first half of fiscal year 2014, representing a weighted average cost of 0.67% and 1.19%, respectively. The amount of FHLB advances outstanding has increased over the past 12 months to fund a portion of the strong loan growth we have achieved, which has outpaced deposit growth over the same period, despite the fact that we repaid $100 million of FHLB advances in the current quarter. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 7% for the current quarter compared to 4% for the comparable quarter. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. Our total outstanding FHLB advances were $475.0 million at March 31, 2015 compared to $575.0 million at December 31, 2014 and September 30, 2014. The weighted average contractual rate paid on our FHLB advances was 0.71% at March 31, 2015 and 0.62% at September 30, 2014. The average tenor of our FHLB advances was 47 months and 56 months at March 31, 2015 and September 30, 2014, respectively. The amount of other borrowings and related interest expense as of and for the current quarter were immaterial.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At March 31, 2015, we had pledged $2.2 billion of loans to the FHLB, against which we had borrowed $475.0 million.
Subordinated Debentures and Other. Interest expense on our outstanding subordinated debentures was $0.3 million in both the current and comparable quarters and $0.7 million in the first six months of both the current and prior fiscal years. At March 31, 2015 and September 30, 2014, the weighted average contractual rate on outstanding subordinated notes was 2.29%.
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
The following tables present the current and comparable quarter and the first six months of the current and prior fiscal year and a summary of the changes in interest income and interest expense resulting from changes in the volume of average asset and liability balances and changes in the average yields or rates compared with the preceding fiscal year. If significant, the change in interest income or interest expense due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance. The table illustrates the continued benefit of balance sheet growth, mainly within loans funded by cost-effective deposit growth, partially offset by a reduction in net interest margin most pronounced in loan yield.

	Current Quarter vs Comparable Quarter
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and due from banks	$45	$(2)	$43
Investment securities	(228)	(960)	(1,188)
Loans, other than acquired with deteriorated credit quality	7,357	(3,605)	3,752
Loans, acquired with deteriorated credit quality	(415)	1,607	1,192
Loans	6,942	(1,998)	4,944
Total increase (decrease)	6,759	(2,960)	3,799
Increase (decrease) in interest expense:
NOW, MMDA & savings deposits	295	653	948
CDs	(716)	(679)	(1,395)
Securities sold under agreements to repurchase	(8)	15	7
FHLB advances and other borrowings	571	(481)	90
Related party notes payable	—	1	1
Subordinated debentures and other	—	(1)	(1)
Total increase (decrease)	142	(492)	(350)
Increase (decrease) in net interest income (FTE)	$6,617	$(2,468)	$4,149

	Current 6 month period vs Comparable 6 month period
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and due from banks	$208	$(65)	$143
Investment securities	(876)	(1,544)	(2,420)
Loans, other than acquired with deteriorated credit quality	13,464	(7,382)	6,082
Loans, acquired with deteriorated credit quality	(1,048)	3,323	2,275
Loans	12,416	(4,059)	8,357
Total increase (decrease)	11,748	(5,668)	6,080
Increase (decrease) in interest expense:
NOW, MMDA & savings deposits	449	903	1,352
CDs	(1,356)	(1,307)	(2,663)
Securities sold under agreements to repurchase	(36)	43	7
FHLB advances and other borrowings	1,012	(1,013)	(1)
Related party notes payable	—	(1)	(1)
Subordinated debentures and other	—	(5)	(5)
Total increase (decrease)	69	(1,380)	(1,311)
Increase (decrease) in net interest income (FTE)	$11,679	$(4,288)	$7,391

Provision for Loan Losses

We recognized provision for loan losses of $9.7 million for the second quarter of fiscal year 2015 compared to a release of provision for loan losses of $2.7 million for the comparable period in fiscal year 2014, an increase of $12.4 million between the two periods. This change was driven by an increase in a specific allowance required for a small number of primarily C&I loan exposures that deteriorated during the quarter, and to a lesser extent, an increase in loan growth and the effect on the allowance of recording higher net charge-offs during the current quarter compared to recent quarters. Provision for loan losses was $13.0 million for the first six months of fiscal year 2015 compared to a release of provision for loan losses of $3.6 million for the same period in fiscal year 2014, an increase of $16.6 million. The table below outlines the components of provision for loan losses in each period presented. All loans acquired with deteriorated credit quality for which we recognized improvements or impairments in the periods presented are covered by FDIC loss-sharing arrangements. We did not record any meaningful provision for loans covered by FDIC loss-sharing arrangements related to loans other than loans acquired with deteriorated credit quality in any of the periods presented.

(Dollars in thousands)	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Provision for loan losses, core *	$9,970	$(500)	$13,609	$(1,625)
Provision for loan losses, loans acquired with deteriorated credit quality	(291)	(2,190)	(611)	(1,940)
Provision for loan losses, total	$9,679	$(2,690)	$12,998	$(3,565)

* As presented above, the core loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.

Total Credit-Related Charges

In addition to the higher provision for loan losses we incurred during the current fiscal quarter compared to the same quarter in fiscal year 2014, we recognized other credit-related charges during the quarter, as discussed elsewhere within this quarterly report. We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current, prior and comparable quarters, is helpful to understanding the overall impact on our quarterly results of operations. Net OREO charges include OREO operating costs, valuation adjustments and gain (loss) on sale of OREO properties, each of which entered OREO as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the Fair Value Option; these amounts reflect expected credit losses in the portfolio.

(Dollars in thousands)		For the three months ended:
Item	Included within F/S Line Item(s):	March 31, 2015	December 31, 2014	March 31, 2014
Provision for loan losses	Provision for loan losses	$9,679	$3,319	$(2,690)
Net OREO charges	1) Net (gain) loss from sale of repossessed property and other assets 2) Other noninterest expense	2,634	1,846	1,219
Reversal of interest income on nonaccrual loans	Interest income on loans	517	(162)	6
Loan fair value adjustment related to credit	Net increase (decrease) in fair value of loans at fair value	1,184	2,223	(683)
Total		$14,014	$7,226	$(2,148)

Noninterest Income
The following table presents noninterest income for the periods ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(dollars in thousands)
Non-interest income:
Service charges and other fees	$8,871	$9,370
Net gain on sale of loans	1,580	947
Casualty insurance commissions	233	298
Investment center income	654	589
Net gain on sale of securities	—	6
Trust department income	938	1,000
Other	1,150	1,636
Subtotal, product and service fees	13,426	13,846
Net increase (decrease) in fair value of loans at fair value	15,208	8,730
Net realized and unrealized gain (loss) on derivatives	(21,698)	(12,436)
Subtotal, loans at fair value and related derivatives	(6,490)	(3,706)
Total noninterest income	$6,936	$10,140

	Six months ended March 31,
	2015	2014
	(dollars in thousands)
Non-interest income:
Service charges and other fees	$19,269	$20,032
Net gain on sale of loans	3,124	2,563
Casualty insurance commissions	549	556
Investment center income	1,227	1,180
Net gain on sale of securities	51	6
Trust department income	2,006	1,905
Other	2,605	2,703
Subtotal, product and service fees	28,831	28,945
Net increase (decrease) in fair value of loans at fair value	32,308	(380)
Net realized and unrealized gain (loss) on derivatives	(46,303)	(7,599)
Subtotal, loans at fair value and related derivatives	(13,995)	(7,979)
Total noninterest income	$14,836	$20,966

Our noninterest income is comprised of the various fees we charge our customers for products and services we provide and the impact of changes in fair value of loans for which we have elected the fair value treatment and realized and unrealized gains (losses) on the related interest rate swaps we utilize to manage interest rate risk on these loans. While we are required under US GAAP to present both components within total noninterest income, we believe it is helpful to analyze the two broader components of noninterest income separately to better understand the underlying performance of the business.
Noninterest income was $6.9 million for the second quarter of fiscal year 2015, compared to $10.1 million for the comparable period in fiscal year 2014, a decrease of 32%, and $14.8 million for the first six months of fiscal year 2015, compared to $21.0 million for the same period in fiscal year 2014, a decrease of 29%.

Product and Service Fees. We recognized $13.4 million of noninterest income related to product and service fees in the second quarter of fiscal year 2015, a decrease of $0.4 million, or 3%, compared to the same period in fiscal year 2014. Net gain on sale of loans, which represents the fees we earn originating and selling home mortgages into the secondary market, increased $0.6 million between the two periods, while service charges and other fees (primarily deposit account OD and NSF fees) and other noninterest income each declined by $0.5 million. The impact in other noninterest income primarily represents a decrease in the portion of recoveries related to loans we acquired in a charged-off status we are entitled to retain.
Noninterest income related to product and services fees was $28.8 million for the first six months of fiscal year 2015 compared to $28.9 million for the same period in fiscal year 2014. Net gain on sale of loans increased $0.6 million, driven by higher mortgage origination volumes, while service charges and other fees decreased by $0.8 million. We believe the decrease in deposit account service charges and fees is representative of changing customer behavior and a shift in mix toward more business deposit accounts, which typically carry higher average balances but incur fewer fees on a relative basis.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the second quarter of fiscal year 2015, these items accounted for $(6.5) million of noninterest income compared to $(3.7) million for the same period in fiscal year 2014. The change was driven by a $1.9 million difference in the changes in fair value of the loans related to credit risk and a $0.9 million increase in the realized loss on the derivatives driven primarily by volume growth. For the first six months of fiscal year 2015, these items accounted for $(14.0) million of noninterest income compared to $(8.0) million for the same period of fiscal year 2014. The change was driven by a $4.1 million difference in the changes in fair value of the loans related to credit risk and a $1.9 million increase in the realized loss on the derivatives driven primarily by volume growth. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans; we present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.

Noninterest Expense
The following table presents noninterest expense for the periods ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$24,673	$23,029
Occupancy expenses, net	3,984	4,486
Data processing	4,708	4,723
Equipment expenses	925	995
Advertising	946	1,088
Communication expenses	1,225	1,242
Professional fees	3,603	3,105
Net gain from sale of repossessed property and other assets	(16)	(278)
Amortization of core deposits and other intangibles	2,313	4,691
Other	6,077	6,246
Total noninterest expense	$48,438	$49,327

	Six months ended March 31,
	2015	2014
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$48,761	$47,050
Occupancy expenses, net	8,008	8,719
Data processing	9,536	9,751
Equipment expenses	1,881	2,022
Advertising	1,674	2,172
Communication expenses	2,398	2,356
Professional fees	7,175	6,003
Net gain from sale of repossessed property and other assets	(384)	(849)
Amortization of core deposits and other intangibles	4,626	9,379
Other	11,854	11,023
Total noninterest expense	$95,529	$97,626

Our noninterest expense consists primarily of salaries and employee benefits, net occupancy expenses, data processing, professional fees and amortization of core deposits and other intangibles. Noninterest expense was $48.4 million in the second quarter of fiscal year 2015 compared to $49.3 million for the same period in fiscal year 2014, a decrease of 2% or $0.9 million. Adjusted for the amortization of intangible assets, our tangible noninterest expenses were $46.1 million in the second quarter of fiscal year 2015, a 3% increase over the same period in fiscal year 2014. Our efficiency ratio was 51.7% for the current quarter and 50.6% for the comparable quarter. Noninterest expense was $95.5 million in the first six months of fiscal year 2015 compared to $97.6 million for the same period in fiscal year 2014, a decrease of 2% or $2.1 million. Adjusted for the amortization of intangible assets, our tangible noninterest expenses were $90.9 million in the first six months of fiscal year 2015, a 3% increase over the same period in fiscal year 2014. Our efficiency ratio was 50.1% and 49.0%, respectively, for the same periods. For more information on our tangible noninterest expense and efficiency ratio, including a reconciliation of each to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" below.

The quarterly increase in tangible noninterest expenses compared to the second quarter of fiscal year 2014 was primarily driven by a $1.6 million increase in salaries and employee benefits, primarily related to favorable nonrecurring events in the comparable period, and a $0.5 million increase in professional fees, including audit and insurance costs related to being a public company which we expect to continue going forward, partially offset by a $0.5 million decrease in net occupancy costs driven by cost savings generated by branch closures completed in previous fiscal years. On a fiscal year-to-date basis, the increase in tangible noninterest expense was also driven by higher salaries and employee benefits and professional fees, partially offset by lower occupancy costs and advertising. Although not included in tangible noninterest expense, amortization of core deposits and other intangibles also decreased substantially between the two periods, driven entirely by lower scheduled amortization as these assets continue to be amortized.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $9.7 million for the second quarter of fiscal year 2015 represents an effective tax rate of 33.0%, compared to provision of $14.5 million or an effective tax rate of 35.8% for the comparable period. The provision for income taxes of $23.4 million for the first six months of fiscal year 2015 represents an effective tax rate of 33.5% compared to an effective tax rate of 35.0% for the same period in fiscal year 2014. In each case, the decrease in rate is primarily due to a larger amount of tax exempt interest and the mix of state and local taxes we recognized. We have historically calculated our provision for income taxes as though we were a standalone company and we do not expect any material changes in our provisioning for income taxes as a result of our initial public offering.
Return on Assets and Equity
The table below presents our return on average total assets, return on average common equity, average common equity to average assets ratio and net income per average common share at and for the dates presented:

	At and for the three months ended March 31,
	2015	2014
Return on average total assets	0.83%	1.15%
Return on average common equity	5.49%	7.41%
Average common equity to average assets ratio	15.10%	15.52%
Net income per average common share(1)	$0.34	$0.45

(1) Net income per average common share for the three months ended March 31, 2014 is calculated using the 57,886,114 shares outstanding after the stock split we effected on October 17, 2014 for purposes of comparability. We have calculated that the amount of share dilution during the current quarter was marginal and, as such, diluted EPS equals EPS for all periods presented.

	At and for the six months ended March 31,
	2015	2014
Return on average total assets	0.96%	1.19%
Return on average common equity	6.44%	7.70%
Average common equity to average assets ratio	14.97%	15.45%
Net income per average common share(1)	$0.80	$0.94

(1) Net income per average common share for the six months ended March 31, 2014 is calculated using the 57,886,114 shares outstanding after the stock split we effected on October 17, 2014 for purposes of comparability. We have calculated that the amount of share dilution during the current quarter was marginal and, as such, diluted EPS equals EPS for all periods presented.

Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated:

	As of
	March 31, 2015	September 30, 2014
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$9,781,645	$9,371,429
Loans(1)	7,072,465	6,787,467
Allowance for loan losses	(52,426)	(47,518)
Deposits	7,487,698	7,052,180
Stockholders' equity	1,469,552	1,421,090
Tangible common equity(2)	$762,142	$709,054
Tier 1 capital ratio	11.6%	11.8%
Total capital ratio	12.6%	12.9%
Tier 1 leverage ratio	9.3%	9.1%
Tangible common equity / tangible assets(2)	8.4%	8.2%
Nonperforming loans / total loans	1.05%	1.16%
Net charge-offs / average total loans(3)	0.23%	0.14%
Allowance for loan losses / total loans	0.74%	0.70%

(1) Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
(2) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

(3) Annualized for partial-year periods

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated:

	March 31, 2015	September 30, 2014
	(dollars in thousands)
Unpaid principal balance:
Commercial non-real estate(1)
Loans, other than loans acquired with deteriorated credit quality	$1,650,445	$1,562,540
Loans acquired with deteriorated credit quality	7,411	9,100
Total	1,657,856	1,571,640
Agriculture(1)
Loans, other than loans acquired with deteriorated credit quality	1,748,366	1,681,209
Loans acquired with deteriorated credit quality	—	—
Total	1,748,366	1,681,209
Commercial real estate(1)
Loans, other than loans acquired with deteriorated credit quality	2,632,361	2,476,935
Loans acquired with deteriorated credit quality	40,894	64,259
Total	2,673,255	2,541,194
Residential real estate
Loans, other than loans acquired with deteriorated credit quality	803,250	789,386
Loans acquired with deteriorated credit quality	101,864	112,219
Total	905,114	901,605
Consumer
Loans, other than loans acquired with deteriorated credit quality	78,570	88,163
Loans acquired with deteriorated credit quality	1,466	1,923
Total	80,036	90,086
Other lending
Loans, other than loans acquired with deteriorated credit quality	35,433	34,243
Loans acquired with deteriorated credit quality	—	—
Total	35,433	34,243
Total loans, other than loans acquired with deteriorated credit quality	6,948,425	6,632,476
Total loans acquired with deteriorated credit quality	151,635	187,501
Total unpaid principal balance	7,100,060	6,819,977
Less: Unamortized discount on acquired loans	(21,774)	(25,638)
Less: Unearned net deferred fees and costs and loans in process	(5,821)	(6,872)
Total loans	7,072,465	6,787,467
Allowance for loan losses	(52,426)	(47,518)
Loans, net	$7,020,039	$6,739,949

 (1) Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

During the second quarter of fiscal year 2015, total loans grew by 1.2%, or $85.7 million. The growth was primarily focused in the CRE,C&I, and agriculture segments of the portfolio. Over the same time period, residential real estate, consumer and other loan balances remained generally stable.
The following table presents an analysis of the unpaid principal balance of our loan portfolio at March 31, 2015, by borrower and collateral type and by each of the four major geographic areas we use to manage our markets.

	March 31, 2015
	Nebraska	Iowa / Kansas / Missouri	South Dakota	Arizona / Colorado	Other(2)	Total	%
	(dollars in thousands)
Commercial non-real estate(1)	$294,125	$825,978	$278,237	$207,207	$52,309	$1,657,856	23.3%
Agriculture(1)	177,825	434,750	623,349	500,972	11,470	1,748,366	24.6%
Commercial real estate(1)	650,636	735,182	687,493	547,332	52,612	2,673,255	37.8%
Residential real estate	226,465	316,316	169,012	131,764	61,557	905,114	12.7%
Consumer	23,656	25,927	23,330	5,113	2,010	80,036	1.1%
Other lending	—	—	—	—	—	35,433	0.5%
Total	$1,372,707	$2,338,153	$1,781,421	$1,392,388	$179,958	$7,100,060	100%
% by location	19.3%	32.9%	25.1%	19.6%	3.1%	100%

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

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at March 31, 2015:

March 31, 2015
(dollars in thousands)
Commercial non-real estate	$1,657,856
Agriculture real estate	839,368
Agriculture operating loans	908,998
Agriculture	1,748,366
Construction and development	310,011
Owner-occupied CRE	1,110,074
Non-owner-occupied CRE	1,011,274
Multifamily residential real estate	241,896
Commercial real estate	2,673,255
Home equity lines of credit	337,558
Closed-end first lien	444,720
Closed-end junior lien	53,157
Residential construction	69,679
Residential real estate	905,114
Consumer	80,036
Other	35,433
Total unpaid principal balance	$7,100,060

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
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Bankers Association, at December 31, 2014, we were ranked the seventh-largest farm lender bank in the United States measured by total dollar volume of farm loans, and we take great pride in our knowledge of the agricultural industry across our footprint. We consider agriculture lending one of our core competencies. In 2008, agriculture loans comprised approximately 15% of our overall loan portfolio, compared to 25% as of March 31, 2015. We target a 20% to 30% portfolio composition for agriculture loans according to our risk appetite statement approved by our board of directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint.
Commercial Real Estate. CRE includes both owner-occupied CRE and non-owner-occupied CRE and construction and development lending. While CRE lending will remain a significant component of our overall loan portfolio, we are committed to managing our exposure to riskier construction and development deals specifically, and to CRE lending in general, by targeting relationships with relatively low loan-to-value positions, priced to reflect the amount of risk we accept as the lender. This focus on rebalancing the portfolio is reflected in the fact that CRE lending comprised nearly 50% of the portfolio at the time of the NAB acquisition in 2008, compared to 38% as of March 31, 2015.
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
The following table presents the maturity distribution of our loan portfolio as of March 31, 2015. The maturity dates were determined based on the contractual maturity date of the loan:

	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$688,205	$473,996	$495,655	$1,657,856
Agriculture	776,020	644,767	327,579	1,748,366
Commercial real estate	378,913	1,163,203	1,131,139	2,673,255
Residential real estate	117,968	401,967	385,179	905,114
Consumer	15,847	48,474	15,715	80,036
Other lending	35,433	—	—	35,433
Total	$2,012,386	$2,732,407	$2,355,267	$7,100,060

The following table presents the distribution, as of March 31, 2015, of our loans that were due after one year between fixed and variable interest rates:

	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$628,413	$341,238	$969,651
Agriculture	746,895	225,451	972,346
Commercial real estate	1,158,396	1,135,946	2,294,342
Residential real estate	211,766	575,380	787,146
Consumer	56,990	7,199	64,189
Total	$2,802,460	$2,285,214	$5,087,674

OREO
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. OREO assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the assets at an acceptable price in a timely manner. Our total OREO carrying value was $43.6 million as of March 31, 2015, a decrease of $0.1 million and $6.0 million compared to December 31, 2014 and September 30, 2014, respectively. The amount of OREO covered by FDIC loss-sharing arrangements was $8.6 million as of March 31, 2015 and $10.6 million as of September 30, 2014. The following table presents our OREO balances for the period indicated:

Three Months Ended March 31, 2015
(dollars in thousands)
Beginning balance	$43,442
Additions to OREO	5,545
Valuation adjustments and other	(3,185)
Sales	(2,237)
Ending balance	$43,565

Six Months Ended March 31, 2015
(dollars in thousands)
Beginning balance	$49,580
Additions to OREO	6,914
Valuation adjustments and other	(5,295)
Sales	(7,634)
Ending balance	$43,565

Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated:

	March 31, 2015	September 30, 2014
	(dollars in thousands)
U.S. Treasury securities	$271,753	$222,868
U.S. Agency securities	74,345	—
Mortgage-backed securities:
Government National Mortgage Association	945,299	1,113,363
Federal National Mortgage Association	48,495	—
Small Business Assistance Program	51,086	—
States and political subdivision securities	2,107	2,188
Corporate debt securities	4,996	11,732
Other	1,006	1,006
	$1,399,087	$1,351,157
We have historically invested excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. Dating to the beginning of fiscal year 2011, the portfolio composition was heavily weighted toward Government National Mortgage Association ("GNMA") residential agency mortgage-backed securities to fit the risk appetite and financial return targets of NAB; however, we rebalanced approximately $100 million of the portfolio into non-GNMA mortgage-backed securities in the second quarter of fiscal year 2015 to balance our interest rate risk exposures. U.S. Treasury securities comprised 20% of the total market value of the portfolio as of March 31, 2015. Since September 30, 2014, the carrying value of the portfolio has increased by $61.3 million, or 4.5%.
The following tables present the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period at March 31, 2015. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	March 31, 2015
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return
	(dollars in thousands)
U.S. Treasury securities	$—	—%	$271,753	1.39%	$—	—%	$—	—%	$—	—%	$—	—%	$271,753	1.39%
Mortgage-backed securities	74,346	1.78%	—	—%	—	—%	—	—%	1,044,880	1.76%	—	—%	1,119,226	1.76%
States and political subdivision securities	1,817	5.18%	290	3.46%	0	—%	—	—%	—	—%	—	—%	2,107	4.94%
Corporate debt securities	—	—%	—	—%	4,996	1.78%	—	—%	—	—%	—	—%	4,996	1.78%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$76,163	1.86%	$272,043	1.40%	$4,996	1.78%	$—	—%	$1,044,880	1.76%	$1,006	—%	$1,399,088	1.69%

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

	March 31, 2015	September 30, 2014
	(dollars in thousands)
Nonaccrual loans(1)
Commercial non-real estate
Loans covered by FDIC loss-sharing arrangements	$1,900	$2,126
Loans not covered by FDIC loss-sharing arrangements	9,015	4,908
Total	10,915	7,034
Agriculture
Loans covered by FDIC loss-sharing arrangements	—	—
Loans not covered by FDIC loss-sharing arrangements	18,860	11,453
Total	18,860	11,453
Commercial real estate
Loans covered by FDIC loss-sharing arrangements	15,788	21,995
Loans not covered by FDIC loss-sharing arrangements	10,836	20,767
Total	26,624	42,762
Residential real estate
Loans covered by FDIC loss-sharing arrangements	10,132	10,839
Loans not covered by FDIC loss-sharing arrangements	7,690	6,671
Total	17,822	17,510
Consumer
Loans covered by FDIC loss-sharing arrangements	—	—
Loans not covered by FDIC loss-sharing arrangements	111	146
Total	111	146
Other lending
Loans covered by FDIC loss-sharing arrangements	—	—
Loans not covered by FDIC loss-sharing arrangements	—	—
Total	—	—

Total nonaccrual loans covered by FDIC loss-sharing arrangements	27,820	34,960
Total nonaccrual loans not covered by FDIC loss-sharing arrangements	46,512	43,945
Total nonaccrual loans	74,332	78,905

OREO	43,565	49,580

Total nonperforming assets	117,897	128,485
Restructured performing loans	58,122	36,857

Total nonperforming and restructured assets	$176,019	$165,342

Accruing loans 90 days or more past due	$183	$28
Nonperforming restructured loans included in total nonaccrual loans	$15,110	$20,415
Nonaccretable difference outstanding related to loans acquired with deteriorated credit quality	$55,720	$62,606
Percent of total assets
Nonaccrual loans(1)
Loans not covered by FDIC loss-sharing arrangements	0.48%	0.47%
Total	0.76%	0.84%
OREO	0.45%	0.53%
Nonperforming assets(2)	1.21%	1.37%
Nonperforming and restructured assets(2)	1.78%	1.76%

(1) Includes nonperforming restructured loans
(2) Includes nonaccrual loans, which includes nonperforming restructured loans.

At March 31, 2015, our nonperforming assets were 1.21% of total assets, compared to 1.37% at September 30, 2014.
Excluding loans covered by FDIC loss-sharing arrangements, we had average nonaccrual loans (calculated as a two-point average) of $45.2 million outstanding during the first six months of fiscal year 2015. Based on the average loan portfolio yield for these loans for the quarter, we estimate that interest income would have been less than $1 million higher during the quarter had these loans been accruing. During the same period, the amount of net interest income that we recorded on these loans was immaterial.
Nonaccrual loans not covered by FDIC loss-sharing arrangements increased by $2.6 million compared to September 30, 2014, and by $7.5 million compared to December 31, 2014. Since September 30, 2014, C&I nonaccrual loans have increased by $4.1 million, driven primarily by deterioration of four specific relationships that triggered the majority of the increased credit-related charges in the current quarter, agriculture nonaccrual loans have increased $7.4 million, primarily driven by the deterioration of three specific relationships, and CRE nonaccrual loans have decreased $9.9 million, primarily driven by the liquidation of one customer's business, which triggered a partial charge-off in the first fiscal quarter.
Nonaccrual loans covered by FDIC loss-sharing arrangements continued to decline and are down $7.1 million since September 30, 2014, and we expect these loans to continue to decline due to the expiration of the commercial loss-sharing arrangement on June 4, 2015 and the natural runoff through payment or foreclosure of the underlying assets.
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
As noted previously, "watch" rated loans increased 34% between December 31, 2014 and March 31, 2015. During the same time period, "substandard" and "doubtful" loans have also increased. Total past due loans have decreased during that time period. Some of the increase in "watch" loans reflects proactive management of potential credit exposures resulting from a broad-based review of our loan portfolio in conjunction with the credit-related charges described in this quarterly report, while some of the increase is seasonal in nature and representative of normal business cycles. We do not anticipate a significant negative trend in future charge-offs as a result of the increase in "watch" or "substandard" loans.
When we grant concessions to borrowers that we would not otherwise grant if not for the borrowers’ financial difficulties, such as reduced interest rates or extensions of loan periods, we consider these modifications troubled debt restructurings, or TDRs. The table below outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated:

	March 31, 2015	September 30, 2014
	(dollars in thousands)
Commercial non-real estate
Performing TDRs	$10,165	$6,753
Nonperforming TDRs	1,445	1,785
Total	11,610	8,538
Agriculture
Performing TDRs	2,159	3,780
Nonperforming TDRs	6,377	9,994
Total	8,536	13,774
Commercial real estate
Performing TDRs	45,160	25,177
Nonperforming TDRs	5,424	6,884
Total	50,584	32,061
Residential real estate
Performing TDRs	618	1,112
Nonperforming TDRs	1,929	1,730
Total	2,547	2,842
Consumer
Performing TDRs	20	35
Nonperforming TDRs	13	22
Total	33	57

Total performing TDRs	58,122	36,857
Total nonperforming TDRs	15,188	20,415

Total TDRs	$73,310	$57,272

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

	At and for the six months ended March 31, 2015	At and for the fiscal year ended September 30, 2014
	(dollars in thousands)
Assets covered by FDIC loss-sharing arrangements
Nonaccrual loans(1)	$27,820	$34,960
TDRs	3,252	5,293
OREO	8,575	10,628
Allowance for loan losses, loans covered by FDIC loss-sharing arrangements
Balance at beginning of period	$5,108	$7,246
Additional impairment recorded	119	2,364
Recoupment of previously-recorded impairment	(899)	(4,482)
Charge-offs	—	(20)
Recoveries	—	—
Balance at end of period	$4,328	$5,108

OREO covered by FDIC loss-sharing arrangement
Balance at beginning of period	$10,628	$24,412
Additions to OREO	1,635	1,785
Valuation adjustments and other	(1,031)	(3,750)
Sales	(2,657)	(11,819)
Balance at end of period	$8,575	$10,628

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

The following table presents an analysis of our allowance for loan losses, including provisions for loan losses, charge-offs and recoveries, for the periods indicated:

	At and for the six months ended March 31, 2015	At and for the fiscal year ended September 30, 2014
	(dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$47,518	$55,864
Provision charged to expense	13,800	4,456
Impairment of loans acquired with deteriorated credit quality	(802)	(3,772)
Charge-offs:
Commercial non-real estate	(8,524)	(5,380)
Agriculture	(27)	(2,429)
Commercial real estate	(1,652)	(3,199)
Residential real estate	(120)	(631)
Consumer	(57)	(211)
Other lending	(831)	(1,893)
Total charge-offs	(11,211)	(13,743)

Recoveries:
Commercial non-real estate	2,182	1,439
Agriculture	79	58
Commercial real estate	41	1,470
Residential real estate	115	233
Consumer	48	156
Other lending	656	1,357
Total recoveries	3,121	4,713

Net loan (charge-offs) recoveries	(8,090)	(9,030)

Balance at end of period	$52,426	$47,518

Average total loans for the period(1)	$6,868,819	$6,556,818
Total loans at period end(1)	$7,072,465	$6,787,467
Ratios
Net charge-offs to average total loans(2)	0.23%	0.14%
Allowance for loan losses to:
Total loans	0.74%	0.70%
Nonaccruing loans(3)	112.72%	108.13%

(1) Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
(2) Annualized for partial-year periods
(3) Nonaccruing loans excludes loans covered by FDIC loss-sharing arrangements.

In the first six months of fiscal year 2015, we recorded net charge-offs of $8.1 million, representing 0.23% of average total loans on an annualized basis, a 9 basis point increase compared to 0.14% for fiscal year 2014. The charge-offs we recorded during the first six months were primarily related to a small number of loans in the C&I portfolio.

At March 31, 2015, the allowance for loan losses was 0.74% of our total loan portfolio, a 4 basis point increase compared with 0.70% at September 30, 2014. The provision recorded during the quarter was predominantly driven by a small number of C&I relationships that deteriorated during the quarter.
Additionally, certain of our loans which are carried at fair value, totaling $1.06 billion and $985 million at March 31, 2015 and September 30, 2014, respectively, have no associated allowance for loan losses, but rather have a fair value adjustment related to credit risk, which is reflected in noninterest income, thus driving the overall ratio of allowance for loan losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $5.5 million and $6.0 million at March 31, 2015 and September 30, 2014, respectively.
The following tables present management’s historical allocation of the allowance for loan losses by loan category, in both dollars and percentage of our total allowance for loan losses, to specific loans in those categories at the dates indicated:

	March 31, 2015	September 30, 2014
	(dollars in thousands)
Allocation of allowance for loan losses:
Commercial non-real estate	$15,957	$10,550
Agriculture	12,222	10,655
Commercial real estate	15,736	16,884
Residential real estate	7,495	8,342
Consumer	189	264
Other lending	827	823
Total	$52,426	$47,518

	March 31, 2015	September 30, 2014
Allocation of allowance for loan losses:
Commercial non-real estate	30.4%	22.2%
Agriculture	23.3%	22.4%
Commercial real estate	30.0%	35.5%
Residential real estate	14.3%	17.6%
Consumer	0.4%	0.6%
Other lending	1.6%	1.7%

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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We recorded provision for loan losses of $9.7 million during the second quarter of fiscal year 2015. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.4 million at March 31, 2015 and September 30, 2014.

Deposits
We obtain funds from depositors by offering consumer and business demand deposit accounts, MMDAs, NOW accounts, savings accounts and term CDs. At March 31, 2015 and September 30, 2014, our total deposits were $7.49 billion and $7.05 billion, respectively, an increase of 6.1%. Our accounts are federally insured by the FDIC up to the legal maximum. We advertise in newspapers, on the Internet and on television and radio to attract deposits and perform limited direct telephone solicitation of potential institutional depositors such as investment managers, public depositors and pension plans. We have significantly shifted the composition of our deposit portfolio away from CDs toward demand, NOW, MMDA and savings accounts over the last 27 months. This has dramatically reduced our overall cost of deposit funding, in addition to the fact that we have greatly increased adherence to internally published rate offerings for various types of deposit account offerings. The following table presents the balances and weighted average cost of our deposit portfolio at the following dates:

	March 31, 2015		September 30, 2014
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Non-interest-bearing demand	$1,374,589	—%	$1,303,015	—%
NOW accounts, money market and savings	4,587,655	0.29%	4,005,471	0.24%
Time certificates, $100,000 or more	631,958	0.84%	733,376	0.98%
Other time certificates	893,496	0.64%	1,010,318	0.82%
Total	$7,487,698	0.32%	$7,052,180	0.36%

Municipal public deposits constituted $1.05 billion and $1.00 billion of our deposit portfolio at March 31, 2015, and September 30, 2014, respectively, of which $764 million and $760 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 10% and 9% of our total deposits at March 31, 2015 and September 30, 2014, respectively.
The following table presents deposits by region:

	March 31, 2015	September 30, 2104
	(dollars in thousands)
Nebraska	$2,431,567	$2,366,196
Iowa / Kansas / Missouri	2,333,988	2,096,212
South Dakota	1,481,484	1,431,737
Arizona / Colorado	1,239,353	1,105,535
Corporate and other	1,306	52,500
Total deposits	$7,487,698	$7,052,180
We fund a portion of our assets with CDs that have balances of $100,000 or more and that have maturities generally in excess of six months. At March 31, 2015 and September 30, 2014, our CDs of $100,000 or more totaled $632 million and $733 million, respectively. The following table presents the maturities of our CDs of $100,000 or more and less than $100,000 in size at March 31, 2015:

	Greater than or equal to $100,000	Less than $100,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$152,816	$177,041
Over three through six months	110,453	159,603
Over six through twelve months	158,754	267,397
Over twelve months	209,935	289,455
Total	$631,958	$893,496
Percent of total deposits	8.4%	11.9%

At March 31, 2015 and September 30, 2014, the average remaining maturity of all CDs was approximately 13 months. The average CD amount per account was approximately $27,569 and $28,581 at March 31, 2015 and September 30, 2014, respectively.
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
Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted:

	At and for the six months ended March 31, 2015	At and for the fiscal year ended September 30, 2014
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$160,390	$157,979
Related party notes payable	5,500	5,500
Other short-term borrowings	19	94
Total short-term borrowings	$165,909	$163,573

Maximum amount outstanding at any month-end during the period	$218,278	$264,345
Average amount outstanding during the period	$187,838	$205,483
Weighted average rate for the period	0.33%	0.42%
Weighted average rate as of date indicated	0.34%	0.37%

Great Western also has a $10 million revolving line of credit issued by NAB that is due on demand. Amounts outstanding under the line of credit bear interest at a rate equal to the London inter-bank offered rate, or LIBOR, for three-month U.S. dollar deposits plus 125 basis points, with interest payable quarterly. The interest rate is recalculated every quarter and was 1.52% at March 31, 2015. There were outstanding advances of $5.5 million on this line of credit at each of March 31, 2015 and September 30, 2014. We incurred an immaterial amount of interest expense related to this facility during the quarter.
Other Borrowings
Great Western has outstanding $56.1 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of March 31, 2015 and September 30, 2014. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
Great Western also has outstanding a subordinated capital note issued to NAB New York Branch having an aggregate principal amount of approximately $35.8 million maturing in June 2018. Interest on the note is payable quarterly and accrues at a rate equal to LIBOR for three-month U.S. dollar deposits plus 205 basis points. The interest rate on the note is recalculated every quarter and was 2.32% at March 31, 2015. We incurred $0.2 million in interest expense on the outstanding note during the quarter. Subject to receipt of regulatory approval, we may prepay the note at any time, in whole but not in part, without penalty.
Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at March 31, 2015. Customer deposit obligations categorized as “not determined” include noninterest-bearing demand accounts, NOW accounts, MMDAs and passbook accounts.

	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$1,026,064	$263,948	$216,390	$19,052	$5,962,244	$7,487,698
Securities sold under agreement to repurchase	—	2,871	—	—	160,472	163,343
FHLB advances and other borrowings	95,019	60,000	125,000	195,000	—	475,019
Related party notes payable	5,500	—	35,795	—	—	41,295
Subordinated debentures(1)	—	—	—	56,083	—	56,083
Accrued interest payable	4,469	—	—	—	—	4,469
Interest on FHLB advances	3,002	1,975	4,651	3,557	—	13,185
Interest on related party notes payable(1)	818	818	1,022	—	—	2,658
Other Commitments:
Commitments to extend credit—non-credit card	$1,172,840	$147,602	$277,671	$131,703	$—	$1,729,816
Commitments to extend credit—credit card	176,241	—	—	—	—	176,241
Letters of credit	53,314	—	—	—	—	53,314

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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated:

	March 31, 2015	September 30, 2014
	(dollars in thousands)
Commitments to extend credit	$1,906,057	$1,939,544
Letters of credit	53,314	54,381
Total	$1,959,371	$1,993,925

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
Great Western. Great Western’s primary source of liquidity is cash obtained from dividends by our bank. We primarily use our cash for the payment of dividends, when and if declared by our board of directors, and the payment of interest on our outstanding junior subordinated debentures and related party notes payable. We also use cash, as necessary, to satisfy the needs of our bank through equity contributions and for acquisitions. At March 31, 2015, Great Western had $12.8 million of cash. During the second quarter of fiscal year 2015, we declared and paid a dividend of $0.12 per share. The outstanding amounts under our revolving line of credit with NAB and subordinated capital note issued to NAB New York Branch together totaled $41.3 million at March 31, 2015. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands.
Great Western Bank. Our bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At March 31, 2015, our bank had cash of $358.4 million and $1.4 billion of highly-liquid securities held in our investment portfolio, of which $1.05 billion were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our bank also had $475.0 million in FHLB borrowings at March 31, 2015, with additional available lines of $796 million. Our bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At March 31, 2015, we had a total of $1.96 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our bank are based on the Basel III framework, as implemented by the federal bank regulators.

The following table presents our regulatory capital ratios at March 31, 2015 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements.

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$833,982	11.6%	4.0%	6.0%
Total capital	908,385	12.6%	8.0%	10.0%
Tier 1 leverage	833,982	9.3%	4.0%	5.0%
Common equity Tier 1	777,899	10.8%	4.5%	6.5%
Risk-weighted assets	7,187,148

Great Western Bank
Tier 1 capital	$853,175	11.9%	4.0%	6.0%
Total capital	906,101	12.6%	8.0%	10.0%
Tier 1 leverage	853,175	9.6%	4.0%	5.0%
Common equity Tier 1	853,175	11.9%	4.5%	6.5%
Risk-weighted assets	7,181,246
At March 31, 2015 and September 30, 2014, our Tier 1 capital included an aggregate of $56.1 million of trust preferred securities issued by our subsidiaries. At March 31, 2015, our Tier 2 capital included $52.4 million of the allowance for loan losses and $21.5 million of an intercompany subordinated capital note, subject to phase-out and a current haircut of 60%. At September 30, 2014, our Tier 2 capital included $47.5 million of the allowance for loan losses and $21.5 million of an intercompany subordinated capital note, subject to phase-out and a current haircut of 60%. Our total risk-weighted assets were $7.19 billion at March 31, 2015.
In July 2013, the federal bank regulators approved capital rules implementing the Basel III capital framework and various provisions of the Dodd-Frank Act (the "New Capital Rules"). Effective January 1, 2015, we and our bank adopted these rules, subject to the phase-in of certain provisions. In addition to other changes, the New Capital Rules established a new common equity Tier 1 capital ratio.

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

	At or for the six months ended		At or for the three months ended
	March 31, 2015	March 31, 2014	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Cash net income and return on average tangible common equity:
Net income	$46,421	$54,575	$19,724	$26,697	$27,875	$22,503	$25,970
Add: Amortization of intangible assets	4,626	9,379	2,313	2,313	2,768	4,069	4,690
Add: Tax on amortization of intangible assets	(440)	(1,622)	(220)	(220)	(811)	(811)	(811)
Cash net income	$50,607	$62,332	$21,817	$28,790	$29,832	$25,761	$29,849

Average common equity	$1,445,984	$1,421,478	$1,458,131	$1,433,837	$1,439,117	$1,445,813	$1,420,933
Less: Average goodwill and other intangible assets	709,935	721,652	708,782	711,088	713,462	717,104	721,529
Average tangible common equity	$736,049	$699,826	$749,349	$722,749	$725,655	$728,709	$699,404
Return on average common equity	6.44%	7.70%	5.49%	7.39%	7.69%	6.24%	7.41%
Return on average tangible common equity *	13.8%	17.9%	11.8%	15.8%	16.3%	14.2%	17.3%

* Calculated as cash net income divided by average tangible common equity. Annual for partial-year periods.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income	$163,534	$157,098	$80,625	$82,909	$83,226	$80,100	$76,957
Add: Tax equivalent adjustment	3,094	2,139	1,590	1,504	1,324	1,200	1,107
Net interest income (FTE)	166,628	159,237	82,215	84,413	84,550	81,300	78,064
Add: Current realized derivative gain (loss)	(10,589)	(8,677)	(5,307)	(5,282)	(4,978)	(4,600)	(4,389)
Adjusted net interest income (FTE)	$156,039	$150,560	$76,908	$79,131	$79,572	$76,700	$73,675

Average interest earning assets	$8,558,582	$8,012,542	$8,560,477	$8,556,688	$8,181,194	$8,098,052	$8,001,112
Net interest margin (FTE) *	3.90%	3.99%	3.89%	3.91%	4.10%	4.03%	3.96%
Adjusted net interest margin (FTE) **	3.66%	3.77%	3.64%	3.67%	3.86%	3.80%	3.73%

* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

	At or for the six months ended		At or for the three months ended
	March 31, 2015	March 31, 2014	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Adjusted interest income and adjusted yield (fully-tax equivalent basis), on loans other than loans acquired with deteriorated credit quality:
Interest income	$161,689	$156,562	$80,317	$81,372	$82,968	$79,245	$77,048
Add: Tax equivalent adjustment	3,094	2,139	1,590	1,504	1,324	1,200	1,107
Interest income (FTE)	164,783	158,701	81,907	82,876	84,292	80,445	78,155
Add: Current realized derivative gain (loss)	(10,589)	(8,677)	(5,307)	(5,282)	(4,978)	(4,600)	(4,389)
Adjusted interest income (FTE)	$154,194	$150,024	$76,600	$77,594	$79,314	$75,845	$73,766

Average loans other than loans acquired with deteriorated credit quality	$6,727,508	$6,186,621	$6,828,510	$6,626,507	$6,527,721	$6,362,850	$6,224,179
Yield (FTE) *	4.91%	5.14%	4.86%	4.96%	5.12%	5.07%	5.09%
Adjusted yield (FTE) **	4.60%	4.86%	4.55%	4.65%	4.82%	4.78%	4.81%

* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue	$178,370	$178,064	$87,561	$90,809	$91,727	$90,414	$87,097
Add: Tax equivalent adjustment	3,094	2,139	1,590	1,504	1,324	1,200	1,107
Total revenue (FTE)	$181,464	$180,203	$89,151	$92,313	$93,051	$91,614	$88,204

Noninterest expense	$95,529	$97,625	$48,438	$47,091	$48,318	$54,279	$49,326
Less: Amortization of intangible assets	4,626	9,379	2,313	2,313	2,768	4,069	4,690
Tangible noninterest expense	$90,903	$88,246	$46,125	$44,778	$45,550	$50,210	$44,636
Efficiency ratio *	50.1%	49.0%	51.7%	48.5%	49.0%	54.8%	50.6%

* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity to tangible assets:
Total stockholders' equity	$1,469,552	$1,437,656	$1,469,552	$1,451,370	$1,421,090	$1,430,964	$1,437,656
Less: Goodwill and other intangible assets	707,410	718,872	707,410	709,723	712,036	714,803	718,872
Tangible common equity	$762,142	$718,784	$762,142	$741,647	$709,054	$716,161	$718,784

Total assets	$9,781,645	$9,274,880	$9,781,645	$9,641,261	$9,371,429	$9,292,283	$9,274,880
Less: Goodwill and other intangible assets	707,410	718,872	707,410	709,723	712,036	714,803	718,872
Tangible assets	$9,074,235	$8,556,008	$9,074,235	$8,931,538	$8,659,393	$8,577,480	$8,556,008
Tangible common equity to tangible assets	8.4%	8.4%	8.4%	8.3%	8.2%	8.3%	8.4%

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
Following identification of the material weakness, we implemented a number of controls and procedures designed to improve our control environment. In particular, we included additional members of our accounting and financial reporting staff in the preparation and review of the consolidated financial statements for the year ended September 30, 2014 and the quarters ended March 31, 2015 and December 31, 2014, respectively, and have implemented a more formal preparation and review hierarchy designed to identify and resolve potential errors on a timely basis. We have also contracted with two independent consulting firms to assist us in the preparation of our consolidated financial statements. In addition, within our financial reporting function, we have hired additional personnel with SEC publicly traded company reporting experience to assist with the preparation and review of future financial statements and have allocated a greater number of our employees to assist with these processes. Specifically, in March 2015, we hired additional experienced, qualified personnel within our financial reporting function to assist with the preparation and review of future financial statements.
Although we believe these changes to our control environment will be sufficient to remediate our previously identified material weakness, we believe that further reporting periods are required to confirm the remediation as well as the ongoing effectiveness of the revised control environment. We may be unsuccessful in implementing all remedial measures we may undertake, and these measures may not significantly improve or remediate the material weakness identified in the design and operating effectiveness of our internal control over financial reporting, which, in future periods, could impact our ability to report our financial results accurately or on a timely basis. As a result of the material weakness, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014.
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
As of March 31, 2015, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of March 31, 2015 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended March 31, 2015
Change in Market Interest Rates as of March 31, 2015	Twelve Months Ending March 31, 2016	Twelve Months Ending March 31, 2017
Immediate Shifts
+400 basis points	16.94%	9.85%
+300 basis points	12.84%	7.61%
+200 basis points	8.60%	5.24%
+100 basis points	4.29%	2.79%
-100 basis points	(2.73)%	(2.66)%

Gradual Shifts
+400 basis points	2.21%
+300 basis points	1.41%
+200 basis points	0.68%
+100 basis points	0.12%
-100 basis points	0.91%

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

In connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015 due to the material weakness in our internal control over financial reporting described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Internal Control Over Financial Reporting.”

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
During the quarter, the following additions below were made to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.
An important feature of our credit risk management system is our use of an internal credit risk rating and control system through which we identify, measure, monitor and mitigate existing and emerging credit risk of our customers. As this process involves detailed analyses of the customer or credit risk, taking into account both quantitative and qualitative factors, it is subject to human error. In exercising their judgment, our employees may not always be able to assign an accurate credit rating to a customer or credit risk, which may result in our exposure to higher credit risks than indicated by our risk rating and control system.
Some of our tools and metrics for managing credit risk and other risks are based upon our use of observed historical market behavior and assumptions. We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy and calculating regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating such models will be adversely affected due to the inadequacy of that information. Moreover, our models may fail to predict future risk exposures if the information used in the model is incorrect, obsolete or not sufficiently comparable to actual events as they occur, or if our model assumptions prove incorrect. We seek to incorporate appropriate historical data in our models, but the range of market values and behaviors reflected in any period of historical data is not at all times predictive of future developments in any particular period and the period of data we incorporate into our models may turn out to be inappropriate for the future period being modeled. In such case, our ability to manage risk would be limited and our risk exposure and losses could be significantly greater than our models indicated.

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

We did not repurchase any of our common stock during the second quarter of fiscal year 2015.

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

11.1	Statement regarding Computation of Per Share Earnings (included as Note 18 to the registrant's unaudited consolidated financial statements)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: May 14, 2015	By: ______/s/_Peter Chapman_________________ Name: Peter Chapman Title: Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)