Form 10-Q
period 2015-06-30
Great Western Bancorp, Inc.
filed 2015-08-14
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of August 10, 2015, the number of shares of the registrant’s Common Stock outstanding was 55,219,596.

GREAT WESTERN BANCORP, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

EXPLANATORY NOTE
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION	6
Item 1. Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3. Quantitative and Qualitative Disclosures About Market Risk	85
Item 4. Controls and Procedures	86
PART II. OTHER INFORMATION	87
Item 1. Legal Proceedings	87
Item 1A. Risk Factors	87
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	87
Item 3. Defaults Upon Senior Securities	87
Item 4. Mine Safety Disclosures	87
Item 5. Other Information	87
Item 6. Index to Exhibits	88
SIGNATURES	90
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

•
“Great Western” refers to Great Western Bancorporation, Inc. but not its consolidated subsidiaries, for all periods prior to the Formation Transaction, and Great Western Bancorp, Inc. but not its consolidated subsidiaries, for all periods after the completion of the Formation Transaction;

•	our “bank” refers to Great Western Bank, a South Dakota banking corporation;

•
“NAB” refers to National Australia Bank Limited, an Australian public company that was our ultimate parent company prior to our initial public offering in October 2014 and, until July 31,2015, was our principal stockholder;

•	our “states” refers to the seven states (South Dakota, Iowa, Nebraska, Colorado, Arizona, Kansas and Missouri) in which we currently conduct our business;

•	our “footprint” refers to the geographic markets within our states in which we currently conduct our business; and

•	the “Formation Transactions” means a series of transactions completed on October 17, 2014 and undertaken in preparation for our initial public offering comprised of:

◦	the cash contribution by National Americas Holdings LLC to Great Western Bancorp, Inc. in an amount equal to the total stockholder’s equity of Great Western Bancorporation, Inc.;

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
The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2015 and December 31, 2014. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2015	2014
Assets
Cash and due from banks	$187,171	$256,639
Securities available for sale	1,410,475	1,341,242
Investment in affiliates	1,683	1,683
Loans, net of allowance for loan losses of $55,930 and $47,518 at June 30, 2015 and September 30, 2014, respectively (includes $102,203 and $234,036 of loans covered by FDIC loss share agreements at June 30, 2015 and September 30, 2014, respectively, $1,063,665 and $985,411 of loans and written loan commitments carried at fair value under the fair value option at June 30, 2015 and September 30, 2014, respectively, and $9,173 and $10,381 of loans held for sale at June 30, 2015 and September 30, 2014, respectively)	7,189,309	6,739,949
Premises and equipment	98,235	103,707
Accrued interest receivable	39,528	42,609
Other repossessed property (includes $205 and $10,628 of property covered under FDIC loss share agreements at June 30, 2015 and September 30, 2014, respectively)	21,969	49,580
FDIC indemnification asset	16,979	26,678
Goodwill	697,807	697,807
Core deposits and other intangibles	7,827	14,229
Net deferred tax assets	38,884	44,703
Other assets	54,292	52,603
Total assets	$9,764,159	$9,371,429
Liabilities and stockholders' equity
Deposits:
Noninterest-bearing	$1,360,722	$1,303,015
Interest-bearing	5,996,966	5,749,165
Total deposits	7,357,688	7,052,180
Securities sold under agreements to repurchase	161,559	161,687
FHLB advances and other borrowings	590,520	575,094
Related party notes payable	41,295	41,295
Subordinated debentures	56,083	56,083
Fair value of derivatives	24,426	13,092
Accrued interest payable	4,211	5,273
Income tax payable	—	4,915
Accrued expenses and other liabilities	40,526	40,720
Total liabilities	8,276,308	7,950,339
Stockholders' equity
Common stock, $0.01 par value, authorized 500,000,000 shares; issued and outstanding at June 30, 2015 and September 30, 2014 - 57,886,114 shares	579	579
Additional paid-in capital	1,261,102	1,260,124
Retained earnings	227,904	166,544
Accumulated other comprehensive loss	(1,734)	(6,157)
Total stockholders' equity	1,487,851	1,421,090
Total liabilities and stockholders' equity	$9,764,159	$9,371,429
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Interest and dividend income
Loans	$85,240	$80,797	$251,978	$240,133
Taxable securities	5,984	6,598	17,050	20,190
Nontaxable securities	10	33	36	61
Dividends on securities	489	351	997	751
Federal funds sold and other	155	99	599	400
Total interest and dividend income	91,878	87,878	270,660	261,535

Interest expense
Deposits	5,776	6,319	17,775	19,629
Securities sold under agreements to repurchase	134	153	430	442
FHLB advances and other borrowings	867	751	2,706	2,591
Related party notes payable	233	230	692	690
Subordinated debentures and other	330	325	985	985
Total interest expense	7,340	7,778	22,588	24,337

Net interest income	84,538	80,100	248,072	237,198

Provision (recovery) for loan losses	4,410	1,500	17,408	(2,065)

Net interest income after provision for loan losses	80,128	78,600	230,664	239,263

Noninterest income
Service charges and other fees	9,627	9,695	28,896	29,728
Net gain on sale of loans	1,903	1,322	5,027	3,885
Casualty insurance commissions	333	320	882	877
Investment center income	742	578	1,969	1,757
Net gain on sale of securities	—	—	51	6
Trust department income	897	942	2,903	2,847
Net increase (decrease) in fair value of loans at fair value	(24,394)	13,886	7,914	13,506
Net realized and unrealized gain (loss) on derivatives	18,946	(17,797)	(27,357)	(25,396)
Other	1,951	1,368	4,556	4,070
Total noninterest income	10,005	10,314	24,841	31,280

Noninterest expense
Salaries and employee benefits	26,612	24,126	75,373	71,176
Occupancy expenses, net	3,161	4,894	11,169	13,613
Data processing	4,657	4,354	14,193	14,105
Equipment expenses	1,075	1,077	2,956	3,099
Advertising	1,196	1,213	2,870	3,385
Communication expenses	1,031	1,046	3,429	3,402
Professional fees	3,289	3,620	10,464	9,623
Net (gain) from sale of repossessed property and other assets	(1,452)	(1,564)	(1,836)	(2,413)
Amortization of core deposits and other intangibles	1,776	4,069	6,402	13,448
Other	5,085	11,443	16,939	22,466
Total noninterest expense	46,430	54,278	141,959	151,904
Income before income taxes	43,703	34,636	113,546	118,639
Provision for income taxes	14,871	12,134	38,293	41,562
Net income	$28,832	$22,502	$75,253	$77,077

Other comprehensive income (loss) - change in net unrealized gain (loss) on securities available-for-sale (net of deferred income tax (expense) benefit of $2,254 and $(2,946) for the three months ended June 30, 2015 and 2014, respectively and $(2,712) and ($2,684) for the nine months ended June 30, 2015 and 2014, respectively)	(3,845)	4,806	4,423	4,673
Comprehensive income	$24,987	$27,308	$79,676	$81,750

Earnings per common share
Weighted average shares outstanding	57,898,335	57,886,114	57,897,484	57,886,114
Earnings per share	$0.50	$0.39	$1.30	$1.33

Diluted earnings per common share
Weighted average shares outstanding	57,959,202	57,886,114	57,929,188	57,886,114
Diluted earnings per share	$0.50	$0.39	$1.30	$1.33

Dividends per share
Dividends issued	$6,946	$34,000	$13,893	$68,000
Dividends per share	$0.12	$0.59	$0.24	$1.17
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statement of Stockholders' Equity (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2013		$579	$1,260,124	$163,592	$(7,081)	$1,417,214
Net income	$77,077	—	—	77,077	—	77,077
Other comprehensive income, net of tax:
Net change in net unrealized gain on securities available for sale	$4,673	—	—	—	4,673	4,673
Comprehensive income	$81,750
Stock-based compensation		—	—	—	—	—
Cash dividends declared:
Common stock, $1.17 per share		—	—	(68,000)	—	(68,000)
Balance, June 30, 2014		$579	$1,260,124	$172,669	$(2,408)	$1,430,964

Balance, September 30, 2014		$579	$1,260,124	$166,544	$(6,157)	$1,421,090
Net income	$75,253	—	—	75,253	—	75,253
Other comprehensive income, net of tax:
Net change in net unrealized gain on securities available for sale	$4,423	—	—	—	4,423	4,423
Comprehensive income	$79,676
Stock-based compensation		—	978	—	—	978
Cash dividends declared:
Common stock, $0.24 per share		—	—	(13,893)	—	(13,893)
Balance, June 30, 2015		$579	$1,261,102	$227,904	$(1,734)	$1,487,851

See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended
	June 30, 2015	June 30, 2014
Operating activities
Net income	$75,253	$77,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,046	27,790
Net gain on sale of securities	(51)	(6)
Net gain on sale of loans	(5,027)	(3,885)
Net (gain) loss on sale of premises and equipment	(1,681)	1,417
Net gain from sale of repossessed property and other assets	(1,836)	(2,413)
Provision (recovery) for loan losses	17,408	(2,065)
Provision for repossessed assets	5,564	8,997
Proceeds from FDIC indemnification claims	1,666	5,330
Stock-based compensation	978	—
Originations of residential real estate loans held-for-sale	(212,144)	(149,001)
Proceeds from sales of residential real estate loans held-for-sale	218,379	150,163
Net deferred income taxes	3,107	(8,743)
Changes in:
Accrued interest receivable	3,081	4,010
Other assets	(1,324)	1,175
FDIC indemnification asset	8,033	8,128
FDIC clawback liability	708	682
Accrued interest payable and other liabilities	4,456	12,145
Net cash provided by operating activities	134,616	130,801
Investing activities
Purchase of securities available for sale	(327,955)	(148,670)
Proceeds from sales of securities available for sale	55,149	4,450
Proceeds from maturities of securities available for sale	205,609	229,275
Net increase in loans	(475,421)	(351,360)
Purchase of premises and equipment	(2,108)	(2,263)
Proceeds from sale of premises and equipment	2,765	743
Proceeds from sale of other assets	31,329	28,141
Purchase of FHLB stock	(365)	(1,649)
Net cash used in investing activities	(510,997)	(241,333)
Financing activities
Net increase in deposits	305,508	118,904
Net decrease in securities sold under agreements to repurchase	(128)	(31,942)
Net increase in FHLB advances and other borrowings	15,426	44,490
Dividends paid	(13,893)	(68,000)
Net cash provided by financing activities	306,913	63,452
Net decrease in cash and due from banks	(69,468)	(47,080)
Cash and due from banks, beginning of period	256,639	282,157
Cash and due from banks, end of period	$187,171	$235,077
Supplemental disclosures of cash flows information
Cash payments for interest	$23,650	$25,484
Cash payments for income taxes	$42,088	$45,520
Supplemental schedules of noncash investing and financing activities
Loans transferred to repossessed assets and other assets	$7,447	$31,493
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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature other than the reclassifications outlined below. We have also reclassified certain prior year amounts to conform to prior periods, which did not have a material impact on our consolidated financial condition or results of operations.
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
Prior to the initial public offering of shares of its common stock in October 2014, the Company was an indirect wholly-owned subsidiary of NAB. NAB sold 18.4 million shares, representing 31.8% of the Company's common stock, in the initial public offering. On May 6, 2015, NAB sold 23.0 million shares of the Company's common stock, representing 39.7% of the Company's common stock, in the second stage of its planned divestment. After completion of the May 6, 2015 offering, NAB beneficially owned 28.5% of the Company's outstanding common stock. On July 31, 2015, NAB sold all of its remaining shares of the Company's common stock in a secondary public offering of 13,819,596 shares and a concurrent share repurchase transaction in which the Company acquired 2,666,518 shares from NAB to fully divest its ownership.
On July 27, 2015, the board of directors of the Company declared a dividend of $0.12 per common share payable on August 28, 2015 to owners of record as of close of business on August 14, 2015.
On July 31, 2015, we repaid $41.3 million of outstanding subordinated capital notes and revolving lines of credit with NAB with a combination of available cash and the proceeds of a $35 million private placement of subordinated debt.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

determined these corrections to be immaterial to the prior period financial statements and there was no effect on net income, equity or cash flows. The following table reflects the impact of the matter described above on previously filed financial statements:

	Previously Reported	Currently Reported
	Interest Income	Noninterest Income
Nine months ended June 30, 2014
Realized (loss) on derivatives	$(13,277)	$(13,277)

Nine months ended June 30, 2013
Realized (loss) on derivatives	$(10,207)	$(10,207)

Twelve months ended September 30, 2014
Realized (loss) on derivatives	$(18,255)	$(18,255)

Twelve months ended September 30, 2013
Realized (loss) on derivatives	$(14,217)	$(14,217)

Twelve months ended September 30, 2012
Realized (loss) on derivatives	$(9,931)	$(9,931)

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Previously Reported		Currently Reported
	Interest Income	Noninterest Expense	Noninterest Income
Nine months ended June 30, 2014
Unrealized loss on derivatives	$—	$12,119	$—	$12,119
Loan fair value change related to interest rates	(12,119)	—	(12,119)	—
Loan fair value change related to credit quality	(1,387)	—	(1,387)	—
	$(13,506)	$12,119	$(13,506)	$12,119

Nine months ended June 30, 2013
Unrealized (gain) on derivatives	$—	$(41,635)	$—	$(41,635)
Loan fair value change related to interest rates	41,635	—	41,635	—
Loan fair value change related to credit quality	141	—	141	—
	$41,776	$(41,635)	$41,776	$(41,635)

Twelve months ended September 30, 2014
Unrealized loss on derivatives	$—	$11,922	$—	$11,922
Loan fair value change related to interest rates	(11,922)	—	(11,922)	—
Loan fair value change related to credit quality	18	—	18	—
	$(11,904)	$11,922	$(11,904)	$11,922

Twelve months ended September 30, 2013
Unrealized (gain) on derivatives	$—	$(40,305)	$—	$(40,305)
Loan fair value change related to interest rates	40,305	—	40,305	—
Loan fair value change related to credit quality	855	—	855	—
	$41,160	$(40,305)	$41,160	$(40,305)

Twelve months ended September 30, 2012
Unrealized loss on derivatives	$—	$19,369	$—	$19,369
Loan fair value change related to interest rates	(19,369)	—	(19,369)	—
Loan fair value change related to credit quality	4,276	—	4,276	—
	$(15,093)	$19,369	$(15,093)	$19,369

2. New Accounting Pronouncements
There have been no new applicable accounting pronouncements issued during the nine months ended June 30, 2015.

3. Restrictions on Cash and Due from Banks
The Company is required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of deposits. The total requirement was approximately $42.9 million and $50.4 million at June 30, 2015 and September 30, 2014, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

4. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2015
U.S. Treasury securities	$300,501	$2,744	$(113)	$303,132
U.S. Agency securities	74,379	53	(57)	74,375
Mortgage-backed securities:
Government National Mortgage Association	905,660	2,952	(7,055)	901,557
Federal National Mortgage Association	47,727	—	(377)	47,350
Small Business Assistance Program	77,122	—	(1,003)	76,119
States and political subdivision securities	1,864	—	—	1,864
Corporate debt securities	4,996	34	—	5,030
Other	1,006	42	—	1,048
	$1,413,255	$5,825	$(8,605)	$1,410,475

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2014
U.S. Treasury securities	$222,868	$31	$(174)	$222,725
U.S. Agency securities	—	—	—	—
Mortgage-backed securities:
Government National Mortgage Association	1,113,363	4,639	(14,587)	1,103,415
Federal National Mortgage Association	—	—	—	—
Small Business Assistance Program	—	—	—	—
States and political subdivision securities	2,188	1	—	2,189
Corporate debt securities	11,732	141	—	11,873
Other	1,006	34	—	1,040
	$1,351,157	$4,846	$(14,761)	$1,341,242
The amortized cost and approximate fair value of debt securities available for sale as of June 30, 2015 and September 30, 2014, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2015		September 30, 2014
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$75,053	$75,050	$7,207	$7,218
Due after one year through five years	305,648	308,312	223,282	223,140
Due after five years through ten years	1,039	1,039	6,299	6,429
	381,740	384,401	236,788	236,787
Mortgage-backed securities	1,030,509	1,025,026	1,113,363	1,103,415
Securities without contractual maturities	1,006	1,048	1,006	1,040
	$1,413,255	$1,410,475	$1,351,157	$1,341,242

Proceeds from sales of securities available for sale were $0.0 million and $0.0 million for the three months ended June 30, 2015 and 2014, respectively, and $55.1 million and $4.5 million for the nine months ended June 30, 2015 and 2014, respectively. There were no sales of available for sale securities for the three months ended June 30, 2015 and 2014, and no gross gains or gross losses were realized. Gross gains of $0.6 million and $0.0 million and gross losses of $0.5 million and $0.0 million were realized on the sales for the nine months ended June 30, 2015 and 2014, respectively, using the specific identification method.
Securities with a carrying value of approximately $974.2 million and $1,132.3 million at June 30, 2015 and September 30, 2014, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 52% and 64% of the Company’s investment portfolio at June 30, 2015 and September 30, 2014, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other than temporarily impaired at June 30, 2015 or September 30, 2014. The Company did not recognize any other-than-temporary impairment for the three and nine months ended June 30, 2015 and 2014.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		June 30, 2015 12 months or more		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
U.S. Treasury securities	$18,364	$(113)	$—	$—	$18,364	$(113)
U. S. Agency securities	49,577	(57)	—	—	49,577	(57)
Mortgage-backed securities	161,004	(1,607)	507,944	(6,828)	668,948	(8,435)
	$228,945	$(1,777)	$507,944	$(6,828)	$736,889	$(8,605)

	Less than 12 months		September 30, 2014 12 months or more		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
U.S. Treasury securities	$98,344	$(174)	$—	$—	$98,344	$(174)
U.S. Agency securities	—	—	—	—	—	—
Mortgage-backed securities	24,625	(125)	730,171	(14,462)	754,796	(14,587)
	$122,969	$(299)	$730,171	$(14,462)	$853,140	$(14,761)

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2015 and September 30, 2014, the Company had 47 and 49 securities, respectively, in an unrealized loss position.
The Company’s investments in nonmarketable equity securities are all stock of the Federal Home Loan Bank ("FHLB"). The carrying value of Federal Home Loan Bank stock was $36.3 million and $35.9 million as of June 30, 2015 and September 30, 2014, respectively, and is reported in other assets on the consolidated balance sheets. No indicators of impairment related to FHLB stock were identified during the three and nine months ended June 30, 2015 and 2014.

The components of other comprehensive income from net unrealized gains (losses) on securities available for sale for the three and nine months ended June 30, 2015 and 2014, respectively are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Beginning balance accumulated other comprehensive income (loss)	$2,111	$(7,214)	$(6,157)	$(7,081)
Net unrealized holding gain (loss) arising during the period	(6,099)	7,752	7,186	7,363
Reclassification adjustment for net gain realized in net income	—	—	(51)	(6)
Net change in unrealized gain (loss) before income taxes	(6,099)	7,752	7,135	7,357
Income tax (expense) benefit	2,254	(2,946)	(2,712)	(2,684)
Net change in unrealized gain (loss) on securities after taxes	(3,845)	4,806	4,423	4,673
Ending balance accumulated other comprehensive income (loss)	$(1,734)	$(2,408)	$(1,734)	$(2,408)

5. Loans
The composition of net loans as of June 30, 2015 and September 30, 2014, is as follows (in thousands):

	June 30, 2015	September 30, 2014
Residential real estate	$922,481	$901,605
Commercial real estate	2,720,993	2,541,194
Commercial non real estate	1,701,024	1,571,640
Agriculture	1,813,330	1,681,209
Consumer	75,311	90,086
Other	38,901	34,243
	7,272,040	6,819,977
Less:
Allowance for loan losses	(55,930)	(47,518)
Unamortized discount on acquired loans	(20,356)	(25,638)
Unearned net deferred fees and costs and loans in process	(6,445)	(6,872)
	$7,189,309	$6,739,949
The loan breakouts above include loans covered by FDIC loss sharing agreements totaling $102.2 million and $234.0 million as of June 30, 2015 and September 30, 2014, respectively, residential real estate loans held for sale totaling $9.2 million and $10.4 million at June 30, 2015 and September 30, 2014, respectively, and $1,063.7 million and $985.4 million of loans and written loan commitments accounted for at fair value as of June 30, 2015 and September 30, 2014, respectively.
Unamortized net deferred fees and costs totaled $6.8 million and $6.3 million as of June 30, 2015 and September 30, 2014, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $(0.4) million and $0.6 million as of June 30, 2015 and September 30, 2014, respectively.
Loans guaranteed by agencies of the U.S. government totaled $108.6 million and $106.5 million at June 30, 2015 and September 30, 2014, respectively.
Principal balances of residential real estate loans sold totaled $79.5 million and $58.4 million for the three months ended June 30, 2015 and 2014, respectively and $213.4 million and $146.3 million for the nine months ended June 30, 2015 and 2014, respectively.
The following table presents the Company’s nonaccrual loans at June 30, 2015 and September 30, 2014 (in thousands), excluding loans covered under the FDIC loss-sharing agreements. Loans greater than 90 days past due and still accruing interest as of June 30, 2015 and September 30, 2014, were not significant.

Nonaccrual loans	June 30, 2015	September 30, 2014
Residential real estate	$7,846	$6,671
Commercial real estate	22,000	20,767
Commercial non real estate	8,198	4,908
Agriculture	21,709	11,453
Consumer	90	146
Total	$59,843	$43,945

The following table (in thousands) presents the Company’s past due loans at June 30, 2015 and September 30, 2014. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1,063.7 million for June 30, 2015 and $985.4 million for September 30, 2014.

As of June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
Residential real estate	$734	$644	$3,484	$4,862	$806,716	$811,578
Commercial real estate	5,194	1,313	4,327	10,834	2,402,342	2,413,176
Commercial non real estate	1,867	121	5,213	7,201	1,257,382	1,264,583
Agriculture	1,650	221	7,470	9,341	1,472,970	1,482,311
Consumer	128	196	37	361	74,903	75,264
Other	—	—	—	—	38,901	38,901
	9,573	2,495	20,531	32,599	6,053,214	6,085,813
Loans covered by FDIC loss sharing agreements	1,267	371	1,012	2,650	99,553	102,203
Total	$10,840	$2,866	$21,543	$35,249	$6,152,767	$6,188,016

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
Residential real estate	$675	$611	$2,581	$3,867	$760,887	$764,754
Commercial real estate	11,050	819	3,384	15,253	1,988,585	2,003,838
Commercial non real estate	1,761	6,228	744	8,733	1,303,925	1,312,658
Agriculture	16	368	4,205	4,589	1,364,960	1,369,549
Consumer	244	18	49	311	89,528	89,839
Other	—	—	—	—	34,243	34,243
	13,746	8,044	10,963	32,753	5,542,128	5,574,881
Loans covered by FDIC loss sharing agreements	1,960	1,252	3,728	6,940	227,096	234,036
Total	$15,706	$9,296	$14,691	$39,693	$5,769,224	$5,808,917

The composition of the loan portfolio by internally assigned grade is as follows as of June 30, 2015 and September 30, 2014. This table (in thousands) is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1,063.7 million for June 30, 2015 and $985.4 million for September 30, 2014:

As of June 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$794,153	$2,260,026	$1,147,017	$1,262,624	$74,951	$38,901	$5,577,672
Watchlist	5,142	98,836	51,606	166,583	89	—	322,256
Substandard	11,895	54,109	64,768	51,761	223	—	182,756
Doubtful	384	205	1,192	1,112	1	—	2,894
Loss	4	—	—	231	—	—	235
Ending balance	811,578	2,413,176	1,264,583	1,482,311	75,264	38,901	6,085,813
Loans covered by FDIC loss sharing agreements	102,203	—	—	—	—	—	102,203
Total	$913,781	$2,413,176	$1,264,583	$1,482,311	$75,264	$38,901	$6,188,016

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$747,485	$1,867,866	$1,218,558	$1,202,145	$89,197	$34,243	$5,159,494
Watchlist	5,320	84,132	65,628	132,262	381	—	287,723
Substandard	11,290	51,692	27,499	35,107	242	—	125,830
Doubtful	659	148	798	35	19	—	1,659
Loss	—	—	175	—	—	—	175
Ending balance	764,754	2,003,838	1,312,658	1,369,549	89,839	34,243	5,574,881
Loans covered by FDIC loss sharing agreements	127,115	95,467	9,390	2,004	60	—	234,036
Total	$891,869	$2,099,305	$1,322,048	$1,371,553	$89,899	$34,243	$5,808,917

Impaired Loans
The following table presents the Company’s impaired loans (in thousands). This table excludes loans covered by FDIC loss sharing agreements:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of June 30, 2015
Impaired loans:
With an allowance recorded:
Residential real estate	$12,481	$12,678	$2,582	$12,294
Commercial real estate	77,015	78,947	3,006	69,585
Commercial non real estate	68,694	78,557	6,733	50,608
Agriculture	53,104	53,541	3,743	44,316
Consumer	224	312	45	252
	$211,518	$224,035	$16,109	$177,055

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of September 30, 2014
Impaired loans:
With an allowance recorded:
Residential real estate	$12,107	$12,737	$2,529	$13,572
Commercial real estate	62,155	64,597	2,017	84,490
Commercial non real estate	35,522	37,882	3,927	31,827
Agriculture	35,528	37,958	1,155	30,546
Consumer	280	491	51	346
	$145,592	$153,665	$9,679	$160,781

There are no impaired loans without a valuation allowance, other than those loans for which the Company has claim to collateral with value(s) in excess of the outstanding loan amount, after allowing for the cost of liquidating the collateral as of June 30, 2015 and

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014. The average recorded investment on impaired loans for the three months ended June 30, 2015 and 2014 totaled $192.6 million and $165.2 million, respectively, and $177.0 million and $170.5 million for the nine months ended June 30, 2015 and 2014, respectively. Interest income recognized on impaired loans for the three months ended June 30, 2015 and 2014 totaled $2.3 million and $1.2 million, respectively and $7.1 million and $4.6 million for the nine months ended June 30, 2015 and 2014, respectively.
Valuation adjustments made to repossessed properties for the three months ended June 30, 2015 and 2014, totaled $1.2 million and $8.2 million, respectively, and $5.6 million and $9.3 million for the nine months ended June 30, 2015 and 2014, respectively. The adjustments are included in other noninterest expense.
Troubled Debt Restructured Loans
Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. These TDRs do not include purchased impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan losses for TDRs were $3.0 million and $3.2 million at June 30, 2015 and September 30, 2014, respectively. Commitments to lend additional funds to borrowers whose loans were modified in a TDR were not significant as of June 30, 2015 or September 30, 2014.
The following table presents the recorded value of the Company’s TDR balances as of June 30, 2015 and September 30, 2014 (in thousands):

	June 30, 2015		September 30, 2014
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential real estate	$668	$1,536	$1,112	$1,730
Commercial real estate	44,170	4,680	25,177	6,884
Commercial non real estate	9,961	1,101	6,753	1,785
Agriculture	80	7,440	3,780	9,994
Consumer	37	7	35	22
Total	$54,916	$14,764	$36,857	$20,415

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the three months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,
	2015			2014
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	1	35	35	—	—	—
Payment modification	—	—	—	1	35	35
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	1	35	35	1	35	35
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	1	574	574	—	—	—
Payment modification	—	—	—	1	1,841	1,841
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	1	574	574	1	1,841	1,841
Commercial non real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	1	79	79
Payment modification	—	—	—	1	2,182	2,182
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	1	2	2
Total commercial non real estate	—	—	—	3	2,263	2,263
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	1	18	18	1	11	11
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	1	18	18	1	11	11
Total accruing	3	$627	$627	6	$4,150	$4,150
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the nine months ended June 30, 2015 and 2014:

	Nine Months Ended June 30,
	2015			2014
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	1	$15	$15	—	$—	$—
Term extension	1	35	35	2	74	74
Payment modification	—	—	—	2	50	50
Bankruptcy	—	—	—	1	130	130
Other	1	21	21	—	—	—
Total residential real estate	3	71	71	5	254	254
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	2	664	574	—	—	—
Payment modification	6	22,542	22,542	2	2,911	2,911
Bankruptcy	1	498	498	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	9	23,704	23,614	2	2,911	2,911
Commercial non real estate
Rate modification	1	32	32	—	—	—
Term extension	3	2,879	2,879	5	1,813	1,813
Payment modification	2	1,874	1,874	5	2,917	2,917
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	2	329	329
Total commercial non real estate	6	4,785	4,785	12	5,059	5,059
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	1	18	18	3	15	15
Bankruptcy	1	6	6	—	—	—
Other	—	—	—	2	28	28
Total consumer	2	24	24	5	43	43
Total accruing	20	$28,584	$28,494	24	$8,267	$8,267
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	1	$90	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	1	—	—	1	8	8
Payment modification	1	19	19	1	11	11
Bankruptcy	—	—	—	—	—	—
Other	1	25	10	—	—	—
Total residential real estate	3	44	29	2	19	19
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial Non Real Estate
Rate modification	—	—	—	—	—	—
Term extension	1	77	—	—	—	—
Payment modification	1	4	4	1	36	36
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non real estate	2	81	4	1	36	36
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	1	1	1	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	1	1	1	—	—	—
Total non-accruing	6	$126	$34	3	$55	$55
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	2	$92	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the nine months ended June 30, 2015 and 2014:

	Nine Months Ended June 30,
	2015			2014
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	2	$104	$104	4	$98	$98
Term extension	2	77	77	3	26	26
Payment modification	1	19	19	1	11	11
Bankruptcy	1	43	43	1	4	4
Other	1	25	10	1	38	38
Total residential real estate	7	268	253	10	177	177
Commercial real estate
Rate modification	—	—	—	2	500	500
Term extension	—	—	—	2	4,031	4,031
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	1	87	87
Total commercial real estate	—	—	—	5	4,618	4,618
Commercial Non Real Estate
Rate modification	—	—	—	—	—	—
Term extension	5	294	217	8	125	125
Payment modification	1	4	4	1	36	36
Bankruptcy	—	—	—	1	10	10
Other	—	—	—	—	—	—
Total commercial non real estate	6	298	221	10	171	171
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	2	260	260
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	2	260	260
Consumer
Rate modification	—	—	—	—	—	—
Term extension	2	2	2	1	11	11
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	1	1	1
Total consumer	2	2	2	2	12	12
Total non-accruing	15	$568	$476	29	$5,238	$5,238
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	2	$92	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The tables below represent defaults on loans that were first modified during the respective past 12 months, that became 90 days or more delinquent or were charged-off during the three and nine months ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,
	2015		2014
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	1	$10	—	$—
Commercial real estate	—	—	—	—
Commercial non real estate	2	32	1	15
Agriculture	3	782	—	—
Consumer	—	—	—	—
	6	$824	1	$15

	Nine Months Ended June 30,
	2015		2014
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	4	$353	2	$337
Commercial real estate	—	—	2	7,053
Commercial non real estate	4	32	4	537
Agriculture	3	782	7	7,361
Consumer	—	—	—	—
	11	$1,167	15	$15,288
The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification.

6. Allowance for Loan Losses
The following tables presents the Company’s allowance for loan losses roll forward for the three and nine month periods ended June 30, 2015 and 2014.

Three Months Ended June 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance April 1, 2015	$7,495	$15,736	$15,957	$12,222	$189	$827	$52,426
Charge-offs	(77)	(280)	(1,337)	(411)	(31)	(356)	(2,492)
Recoveries	84	205	949	10	32	306	1,586
Provision	(325)	2,130	1,381	1,545	164	96	4,991
(Impairment) improvement of loans acquired with deteriorated credit quality	(625)	45	—	—	(1)	—	(581)
Ending balance June 30, 2015	$6,552	$17,836	$16,950	$13,366	$353	$873	$55,930

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended June 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance April 1, 2014	$10,277	$17,603	$10,275	$7,903	$430	$665	$47,153
Charge-offs	(144)	(539)	(1,884)	(566)	(39)	(198)	(3,370)
Recoveries	94	497	469	14	69	612	1,755
Provision	187	494	727	389	(68)	(229)	1,500
(Impairment) improvement of loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Ending balance June 30, 2014	$10,414	$18,055	$9,587	$7,740	$392	$850	$47,038

Nine Months Ended June 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance October 1, 2014	$8,342	$16,884	$10,550	$10,655	$264	$823	$47,518
Charge-offs	(197)	(1,932)	(9,861)	(438)	(88)	(1,187)	(13,703)
Recoveries	197	300	3,092	89	79	950	4,707
Provision	(515)	2,476	13,169	3,060	123	287	18,600
(Impairment) improvement of loans acquired with deteriorated credit quality	(1,275)	108	—	—	(25)	—	(1,192)
Ending balance June 30, 2015	$6,552	$17,836	$16,950	$13,366	$353	$873	$55,930

Nine Months Ended June 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance October 1, 2013	$11,779	$22,562	$11,222	$9,296	$312	$693	$55,864
Charge-offs	(581)	(3,733)	(2,883)	(2,652)	(191)	(1,154)	(11,194)
Recoveries	190	1,521	1,228	29	136	1,329	4,433
Provision	201	(2,903)	1,461	1,067	67	(18)	(125)
(Impairment) improvement of loans acquired with deteriorated credit quality	(1,175)	608	(1,441)	—	68	—	(1,940)
Ending balance June 30, 2014	$10,414	$18,055	$9,587	$7,740	$392	$850	$47,038

The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance. These tables (in thousands) are presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1,063.7 million, loans held for sale of $9.2 million, and guaranteed loans of $108.6 million for June 30, 2015 and loans measured at fair value with changes in fair value reported in earnings of $985.4 million, loans held for sale of $10.4 million, and guaranteed loans of $106.5 million for September 30, 2014.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$2,581	$2,879	$6,712	$3,743	$45	$—	$15,960
Collectively evaluated for impairment	2,461	11,952	10,238	9,623	308	873	35,455
Loans acquired with deteriorated credit quality	1,510	1,255	—	—	—	—	2,765
Loans acquired without deteriorated credit quality	—	1,750	—	—	—	—	1,750
Total allowance	$6,552	$17,836	$16,950	$13,366	$353	$873	$55,930

Financing Receivables
Individually evaluated for impairment	$9,125	$47,069	$67,369	$43,113	$165	$—	$166,841
Collectively evaluated for impairment	709,265	2,225,924	1,140,921	1,411,741	72,421	38,901	5,599,173
Loans acquired with deteriorated credit quality	86,569	23,402	2,889	1,567	1,374	—	115,801
Loans acquired without deteriorated credit quality	98,071	65,918	5,445	17,683	1,304	—	188,421
Loans Outstanding	$903,030	$2,362,313	$1,216,624	$1,474,104	$75,264	$38,901	$6,070,236

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$2,528	$1,953	$3,909	$1,152	$51	$—	$9,593
Collectively evaluated for impairment	3,030	12,034	6,641	9,503	188	823	32,219
Loans acquired with deteriorated credit quality	2,784	645	—	—	25	—	3,454
Loans acquired without deteriorated credit quality	—	2,252	—	—	—	—	2,252
Total allowance	$8,342	$16,884	$10,550	$10,655	$264	$823	$47,518

Financing Receivables
Individually evaluated for impairment	$9,384	$38,457	$28,298	$25,655	$166	$—	$101,960
Collectively evaluated for impairment	649,970	1,874,474	1,224,035	1,319,343	85,065	34,243	5,187,130
Loans acquired with deteriorated credit quality	102,987	49,202	6,361	1,746	1,843	—	162,139
Loans acquired without deteriorated credit quality	117,630	95,323	7,409	17,655	2,825	—	240,842
Loans Outstanding	$879,971	$2,057,456	$1,266,103	$1,364,399	$89,899	$34,243	$5,692,071
The reserve for unfunded loan commitments was $0.4 million at both June 30, 2015 and September 30, 2014.

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
Loan pools are periodically reassessed to determine expected cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller, homogenous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large individual loans that consider similar prepayment factors listed above for smaller homogenous loans. The re-assessment of purchased impaired loans resulted in the following changes in the accretable yield during the three and nine months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$43,431	$56,415	$50,889	$67,660
Accretion	(3,240)	(4,642)	(11,249)	(14,016)
Reclassification from nonaccretable difference	7,736	227	8,367	3,175
Disposals	(1,038)	(185)	(1,118)	(5,004)
Balance at end of period	$46,889	$51,815	$46,889	$51,815
The reclassifications from nonaccretable difference noted in the table above represent instances where specific pools of loans are expected to perform better over the remaining lives of the loans than expected at the prior re-assessment date.
The following table provides purchased impaired loans at June 30, 2015 and September 30, 2014 (in thousands):

	June 30, 2015			September 30, 2014
	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]
Residential real estate	$98,677	$86,569	$85,059	$115,863	$102,987	$100,203
Commercial real estate	100,075	23,402	22,147	130,825	49,202	48,557
Commercial non real estate	11,092	2,889	2,889	16,697	6,361	6,361
Agriculture	1,567	1,567	1,567	1,747	1,746	1,746
Consumer	1,474	1,374	1,374	2,019	1,843	1,818
Total lending	$212,885	$115,801	$113,036	$267,151	$162,139	$158,685

1    Represents the legal balance of loans acquired with deteriorated credit quality.
2    Represents the book balance of loans acquired with deteriorated credit quality.
3    Represents the book balance of loans acquired with deteriorated credit quality net of the related allowance for loan losses.

Due to improved cash flows of the purchased impaired loans, the reductions to allowance recognized on previous impairments were $0.9 million and $0.0 million for the three months ended June 30, 2015 and 2014, respectively and $1.9 million and $3.6 million for the nine months ended June 30, 2015 and 2014, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

8. FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the TierOne Bank acquisition, the Company is reimbursed for a portion of the losses incurred on covered assets. As covered assets are resolved, whether it be through repayment, short sale of the underlying collateral, the foreclosure on or sale of collateral, or the sale or charge-off of loans or OREO, any differences between the carrying value of the covered assets versus the payments received during the resolution process, that are reimbursable by the FDIC, are recognized as reductions in the FDIC indemnification asset. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC. The following table represents a summary of the activity related to the FDIC indemnification asset for the three and nine months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$19,895	$37,775	$26,678	$45,690
Amortization	(1,754)	(3,256)	(6,347)	(11,203)
Changes in expected reimbursements from FDIC for changes in expected credit losses	15	958	(175)	550
Changes in reimbursable expenses	(1,148)	(280)	(1,511)	2,525
Payments to/(from) the FDIC	(29)	(2,965)	(1,666)	(5,330)
Balance at end of period	$16,979	$32,232	$16,979	$32,232
The loss claims filed are subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. The commercial loss share agreement claim period ended on June 4, 2015. The non-commerical loss share agreement ends June 4, 2020.

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at June 30, 2015 and September 30, 2014 (in thousands).

	June 30, 2015
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,065,703	Liabilities	$2,867	$(27,292)
Mortgage loan commitments	33,626	Assets	1	—
Mortgage loan forward sale contracts	38,882	Liabilities	—	(1)

	September 30, 2014
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$986,440	Liabilities	$6,213	$(19,286)
Mortgage loan commitments	22,563	Assets	19	—
Mortgage loan forward sale contracts	28,459	Liabilities	—	(19)
As with any financial instrument, derivative financial instruments have inherent risk including adverse changes in interest rates. The Company’s exposure to derivative credit risk is defined as the possibility of sustaining a loss due to the failure of the counterparty to perform in accordance with the terms of the contract. Credit risks associated with interest rate swaps are similar to those relating to traditional on-balance sheet financial instruments. The Company manages interest rate swap credit risk with the same standards and procedures applied to its commercial lending activities. Amounts due from swap counterparties to reclaim cash collateral under the interest rate swap master netting arrangements have not been offset against the derivative balances.
The effect of derivatives on the consolidated statements of comprehensive income for the three and nine months ended June 30, 2015 and 2014 (in thousands) was as follows:

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Nine Months Ended June 30,
	Location of Gain (Loss) Recognized in Income	2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Interest rate swaps	Noninterest income	$18,946	$(17,797)	$(27,357)	$(25,396)
Mortgage loan commitments	Noninterest income	(26)	6	1	40
Mortgage loan forward sale contracts	Noninterest income	26	(6)	(1)	(40)
Netting of Derivatives
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company has entered into an ISDA master netting arrangement with various swap counterparties. Under the terms of the master netting arrangements, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the non-defaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables (in thousands) present the Company's gross derivative financial assets and liabilities at June 30, 2015 and September 30, 2014, and the related impact of enforceable master netting arrangements and cash collateral, where applicable:

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments[1]	Net Amount
June 30, 2015
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,867	$(2,867)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(27,292)	2,867	(24,425)	24,425	—
Total derivative financial liabilities	$(24,425)	$—	$(24,425)	$24,425	$—
1 The actual amount of collateral exceeds the fair value exposure, at the individual counterparty level, as of the date presented.

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
September 30, 2014
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$6,213	$(6,213)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(19,286)	6,213	(13,073)	13,073	—
Total derivative financial liabilities	$(13,073)	$—	$(13,073)	$13,073	$—

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
Long-term loans and written loan commitments for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $18.9 million and $7.1 million at June 30, 2015 and September 30, 2014, respectively. The total unpaid principal balance of these long-term loans was approximately $1,044.7 million and $978.3 million at June 30, 2015 and September 30, 2014, respectively. The fair value of these loans and written loan commitments is included in total loans in the consolidated balance sheets and are grouped with commercial non real estate, commercial real estate, and agricultural loans in Note 5. The fair value of these written loan commitments was not material at June 30, 2015 and September 30, 2014, respectively. None of the noted loans were greater than 90 days past due or in nonaccrual status as of June 30, 2015 or September 30, 2014.
Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported are as follows for the three and nine months ended June 30, 2015 and 2014 (in thousands):

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Noninterest Income /(Loss)	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value
Long-term loans and written loan commitments	$(24,394)	$(24,394)	$13,886	$13,886	$7,914	$7,914	$13,506	$13,506
Of the total change in fair value of long-term loans and written loan commitments, $0.0 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, and $0.5 million and $1.4 million for the nine months ended June 30, 2015 and 2014, respectively is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.

11. Core Deposits and Other Intangibles
A summary of intangible assets subject to amortization is as follows (in thousands):

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Total
As of June 30, 2015
Gross carrying amount	$92,679	$8,464	$16,089	$117,232
Accumulated amortization	(91,980)	(3,995)	(13,430)	(109,405)
Net intangible assets	$699	$4,469	$2,659	$7,827
As of September 30, 2014
Gross carrying amount	$92,679	$8,464	$16,089	$117,232
Accumulated amortization	(87,423)	(3,572)	(12,008)	(103,003)
Net intangible assets	$5,256	$4,892	$4,081	$14,229
Amortization expense of intangible assets was $1.8 million and $4.1 million for the three months ended June 30, 2015 and 2014, respectively and $6.4 million and $13.4 million for the nine months ended June 30, 2015 and 2014, respectively.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows (in thousands):

Remaining in 2015	$709
2016	2,822
2017	1,097
2018	564
2019	564
2020 and thereafter	2,071
$7,827

12. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities underlying the agreements had an amortized cost of approximately $170.5 million and $190.6 million and fair value of approximately $170.5 million and $188.6 million at June 30, 2015 and September 30, 2014, respectively. The Company over-collateralizes the repurchase agreements at 102% of total funds borrowed to protect the purchaser from changes in market value.  Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered. The

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at June 30, 2015 and September 30, 2014 (in thousands).

	June 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
US Treasury and agency securities	$52,402	$—	$—	$—	$52,402
Mortgage-backed securities	106,209	—	—	2,948	109,157
Total repurchase agreements	$158,611	$—	$—	$2,948	$161,559

	September 30, 2014
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
US Treasury and agency securities	$8,469	$—	$—	$—	$8,469
Mortgage-backed securities	149,511	—	—	3,707	153,218
Total repurchase agreements	$157,980	$—	$—	$3,707	$161,687

13. FHLB Advances, Related Party Notes Payable and Other Borrowings
FHLB advances, related party notes payable, and other borrowings consist of the following at June 30, 2015 and September 30, 2014 (in thousands):

	June 30, 2015	September 30, 2014
Subordinated capital note to NAB New York (a branch of NAB), due June 2018, interest paid quarterly based on LIBOR plus 205 basis points, unsecured	$35,795	$35,795
$10,000 revolving line of credit to NAB due on demand, interest paid monthly based on LIBOR plus 125 basis points, unsecured	5,500	5,500
Total related party notes payable	41,295	41,295
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 0.21% to 3.66% and maturity dates from February 2016 to July 2023, collateralized by real estate loans and FHLB stock, with various call dates at the option of the FHLB	590,000	575,000
Other	520	94
Total FHLB advances and other borrowings	590,520	575,094
Total borrowings	$631,815	$616,389
As of June 30, 2015, based on its Federal Home Loan Bank stock holdings, the combined aggregate additional borrowing capacity of the Company with the Federal Home Loan Bank was $676.8 million.

Principal balances of loans pledged to the Federal Home Loan Bank to collateralize notes payable totaled $2,232.8 million and $2,145.5 million at June 30, 2015 and September 30, 2014, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2015, FHLB advances, related party notes payable and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows (in thousands):

Remaining in 2015	$6,020
2016	90,000
2017	25,000
2018	60,795
2019	50,000
2020 and thereafter	400,000
$631,815

14. Income Taxes
The provision for income taxes charged to operations consists of the following for the three and nine months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Currently paid or payable
Federal	$5,600	$16,800	$29,611	$43,760
State	2,098	2,588	5,575	6,545
	7,698	19,388	35,186	50,305
Deferred tax (benefit) expense	7,173	(7,254)	3,107	(8,743)
Income tax expense	$14,871	$12,134	$38,293	$41,562
The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following for the three and nine months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Computed “expected” tax expense (35%)	$15,296	$12,122	$39,741	$41,523
Increase (decrease) in income taxes resulting from:
Tax exempt interest income	(1,573)	(1,263)	(4,789)	(3,539)
State income taxes, net of federal benefit	1,363	1,682	3,623	4,254
Other	(215)	(407)	(282)	(676)
Actual tax expense	$14,871	$12,134	$38,293	$41,562

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Net deferred tax assets (liabilities) consist of the following components at June 30, 2015 and September 30, 2014 (in thousands):

	June 30, 2015	September 30, 2014
Deferred tax assets:
Allowance for loan losses	$22,796	$19,683
Compensation	705	329
Net operating loss carryforward	81	119
Securities available for sale	1,046	3,758
Other real estate owned	8,880	13,721
Core deposit intangible and other fair value adjustments	11,351	10,573
Excess tax basis of loans acquired over carrying value	4,630	9,595
Other	6,023	6,272
Total deferred tax assets	55,512	64,050
Deferred tax liabilities:
Goodwill and other intangibles	(11,995)	(9,099)
Premises and equipment	(3,131)	(4,390)
Excess carrying value of FDIC indemnification asset and clawback liability	(326)	(4,280)
Other	(1,176)	(1,578)
Total deferred tax liabilities	(16,628)	(19,347)
Net deferred tax assets	$38,884	$44,703
At June 30, 2015, the Company had income tax receivable of $1.4 million from the Internal Revenue Service and at September 30, 2014, had income tax payable of $4.9 million to National Americas Investment, Inc., which was subsequently dissolved (included in income tax payable).
Management has determined a valuation reserve is not required for the deferred tax assets because it is more likely than not these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.
Uncertain tax positions were not significant at June 30, 2015 or September 30, 2014.
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

15. Profit-Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan (the Plan). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $1.1 million and $1.3 million to the Plan for the three months ended June 30, 2015 and 2014, respectively and $2.9 million and $2.5 million for the nine months ended June 30, 2015 and 2014, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

16. Stock-Based Compensation
On September 26, 2014, the Board of Directors adopted, and on October 10, 2014 NAB, at that time our controlling shareholder, approved the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”), the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan (the “2014 Director Plan”), and the Great Western Bancorp, Inc. Executive Incentive Compensation Plan (the “Bonus Plan”), collectively ("the Plans"), which provide for the issuance of restricted share units and performance based share units to certain officers, employees and directors of the Company. The Plans were primarily established to enhance the Company’s ability to attract, retain and motivate employees. The Company’s Board of Directors, the Compensation Committee of the Board of Directors ("Compensation Committee"), or executive management upon delegation of the Compensation Committee has exclusive authority to select the employees and others, including directors, to receive the awards and to establish the terms and conditions of each award made pursuant to the Company’s stock-based compensation plans.
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
Stock based compensation is recognized based on the number of awards that are ultimately expected to vest. Forfeitures are estimated based on historical turnover experience of qualified employees. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of comprehensive income. For the three months ended June 30, 2015 and 2014, stock compensation expense was $0.3 million and $0.0 million, respectively. For the nine months ended June 30, 2015 and 2014, stock compensation expense was $1.0 million and $0.0 million, respectively. Related income tax benefits recognized for the three months ended June 30, 2015 and 2014 were $0.1 million and $0.0 million, respectively and $0.4 million and $0.0 million for the nine months ended June 30, 2015 and 2014, respectively.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of June 30, 2015:

Restricted Shares	Common Shares	Weighted-Average Grant Date Fair Value
Restricted shares, October 1, 2014	—	$—
Granted	81,419	18.18
Vested and issued	—	—
Forfeited	(556)	18.00
Canceled	—	—
Restricted shares, June 30, 2015	80,863	$18.18
Vested, but not issuable at June 30, 2015	12,221	$18.00

Performance Shares
Performance shares, October 1, 2014	—	$—
Granted	221,294	18.00
Vested and issued	—	—
Forfeited	(7,761)	18.00
Canceled	—	—
Performance shares, June 30, 2015	213,533	$18.00

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The number of performance shares granted is reflected in the above table at the 100% target performance level. The actual performance-based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 150% of the target amount. The outstanding number of performance shares reflected in the table represents the number of shares expected to be awarded based on estimated achievement of the goals as of year end. However, at June 30, 2015, the maximum number of performance-based shares that could be issued if performance is attained at 150% of target based on the grants made to date was approximately 320,300 shares.
As of June 30, 2015, there was $2.3 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.25 years.

17. Fair Value of Financial Instruments
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
Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities and U.S. Agency securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and classified as Level 2 securities. Level 2 securities include agency mortgage-backed, states and political subdivisions, corporate debt, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
Interest Rate Swaps and Loans
Interest rate swaps are valued using the system used to value all traded securities and derivatives with swap counterparties using LIBOR rates. The fair value of loans accounted for under the fair value option represents the net carrying value of the loan, plus the equal and opposite amount of the value of the swap needed to hedge the interest rate risk and an adjustment for credit risk based on

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

our assessment of existing market conditions for the specific portfolio of loans. This is used due to the strict prepayment penalties put in the loan terms to cover the cost of exiting the hedge of the loans in the case of early prepayment or termination. The adjustment for credit risk on loans accounted for under the fair value option is not significant to the overall fair value of the loans. The fair values estimated by swap counterparties use interest rates that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The Company is required to post cash collateral to swap counterparties for interest rate derivative contracts that are in a liability position, thus a credit risk adjustment on interest rate swaps is not warranted.
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and September 30, 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2015
U.S. Treasury securities	$303,132	$303,132	$—	$—
U.S. Agency securities	74,375	74,375	—	—
Mortgage-backed securities	1,025,026	—	1,025,026	—
States and political subdivision securities	1,864	—	30	1,834
Corporate debt securities	5,030	—	5,030	—
Other	1,048	—	1,048	—
Securities available for sale	$1,410,475	$377,507	$1,031,134	$1,834
Derivatives-assets	$1	$—	$1	$—
Derivatives-liabilities	24,426	—	24,426	—
Fair value loans and written loan commitments	1,063,665	—	1,063,665	—

	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2014
U.S. Treasury securities	$222,725	$222,725	$—	$—
U.S. Agency securities	—	—	—	—
Mortgage-backed securities	1,103,415	—	1,103,415	—
States and political subdivision securities	2,189	—	160	2,029
Corporate debt securities	11,873	—	11,873	—
Other	1,040	—	1,040	—
Securities available for sale	$1,341,242	$222,725	$1,116,488	$2,029
Derivatives-assets	$19	$—	$19	$—
Derivatives-liabilities	13,092	—	13,092	—
Fair value loans and written loan commitments	985,411	—	985,411	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the changes in Level 3 financial instruments for the three months ended June 30, 2015 and 2014 (in thousands):

Other Securities Available for Sale
Balance as of March 31, 2015	$1,958
Principal paydown	(124)
Balance as of June 30, 2015	$1,834

Balance as of March 31, 2014	$2,243
Principal paydown	—
Balance as of June 30, 2014	$2,243
The following table presents the changes in Level 3 financial instruments for the nine months ended June 30, 2015 and 2014 (in thousands):

Other Securities Available for Sale
Balance as of September 30, 2014	$2,029
Principal paydown	(195)
Balance as of June 30, 2015	$1,834

Balance as of September 30, 2013	$2,243
Principal paydown	—
Balance as of June 30, 2014	$2,243
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
The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and September 30, 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2015
Other real estate owned	$13,051	$—	$—	$13,051
Impaired loans	166,841	—	—	166,841
Loans held for sale, at lower of cost or fair value	9,173	—	9,173	—

As of September 30, 2014
Other real estate owned	$36,879	$—	$—	$36,879
Impaired loans	111,265	—	—	111,265
Loans held for sale, at lower of cost or fair value	10,381	—	10,381	—
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at June 30, 2015 were as follows (in thousands):

Financial Instrument	Fair Value of Assets / (Liabilities) at June 30, 2015	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Other real estate owned	$13,051	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	$166,841	Appraisal value	Property specific adjustment	N/A	N/A
Disclosures about Fair Value of Financial Instruments
For financial instruments that have quoted market prices, those quotes are used to determine fair value. Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate are assumed to have a fair value that approximates carrying value, after taking into consideration any applicable credit risk. If no market quotes are available, financial instruments are valued by discounting the expected cash flows using an estimated current market interest rate for the financial instrument.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for balance sheet instruments as of June 30, 2015 and September 30, 2014, are as follows (in thousands):

		June 30, 2015		September 30, 2014
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	Level 1	$187,171	$187,171	$256,639	$256,639
Loans, net excluding fair valued loans and loans held for sale	Level 3	6,116,471	6,099,234	5,744,157	5,734,274
Accrued interest receivable	Level 2	39,528	39,528	42,609	42,609
Federal Home Loan Bank stock	Level 2	36,287	36,287	35,922	35,922

Liabilities
Deposits	Level 3	$7,357,688	$7,384,060	$7,052,180	$7,057,591
FHLB advances, related party notes payable, and other borrowings	Level 2	631,815	624,431	616,389	604,615
Securities sold under repurchase agreements	Level 2	161,559	161,559	161,687	161,687
Accrued interest payable	Level 2	4,211	4,211	5,273	5,273
Subordinated debentures	Level 2	56,083	56,071	56,083	56,084
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
The following information was used in the computation of basic earnings per share (EPS) for the three and nine months ended June 30, 2015 and 2014 (in thousands except share data).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income	$28,832	$22,502	$75,253	$77,077

Weighted average common shares outstanding	57,898,335	57,886,114	57,897,484	57,886,114
Dilutive effect of stock based compensation	60,867	—	31,704	—
Weighted average common shares outstanding for diluted earnings per share calculation	57,959,202	57,886,114	57,929,188	57,886,114

Basic earnings per share	$0.50	$0.39	$1.30	$1.33
Diluted earnings per share	$0.50	$0.39	$1.30	$1.33

The Company had 60,543 and 0 shares of unvested performance stock as of June 30, 2015 and 2014, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 1,244 and 0 shares of anti-dilutive stock awards outstanding as of June 30, 2015 and 2014, respectively.

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
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended June 30, 2015 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended June 30, 2014.

Tax Equivalent Presentation
All references to net interest income, net interest margin, interest income on loans other than loans acquired with deteriorated credit quality, yield on loans acquired with deteriorated credit quality and the related non-GAAP adjusted measure of each item are presented on a fully-tax equivalent basis unless otherwise noted.
Overview
We are a full-service regional bank holding company focused on relationship-based business and agribusiness banking. We serve our customers through 158 branches in attractive markets in seven states: South Dakota, Iowa, Nebraska, Colorado, Arizona, Kansas and Missouri. During the nine months ended June 30, 2015, we have consolidated our branch network by a net of 5 branches. We do not believe these reductions will have a material impact on our revenue in future periods and expect that we will achieve some cost savings in future periods as a result of the closures.
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
Net income was $28.8 million for the third quarter of fiscal year 2015, an increase of $6.3 million, or 28%, compared to the third quarter of fiscal year 2014. The increase was partially attributable to a $1.6 million nonrecurring net gain realized on the sale of a closed branch location net of other branch closure related costs. In addition to the nonrecurring net gain, net interest income and nonintrest expense each improved compared to the same quarter in fiscal year 2014, partially offset by higher provision for loan losses. Fiscal year-to-date net income was $75.3 million, compared to $77.1 million for the same period of fiscal year 2014.
Our efficiency ratio remained strong during the quarter at 46.4%, lower than the previous quarter due to an increase in total revenue and a decline in noninterest expense. Our efficiency ratio is 48.8% on a fiscal year-to-date basis. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Net interest margin was 3.95%, 3.89% and 4.03%, respectively, for the quarters ended June 30, 2015, March 31, 2015 and June 30, 2014 and 3.92% and 3.99%, respectively, for the nine months ended June 30, 2015 and June 30, 2014. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.70%, 3.64% and 3.80%, respectively, and 3.67% and 3.77%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin declined compared to the third quarter of fiscal year 2014 primarily due to reduced asset yields. Pricing on new loans continued to be impacted by competitive pressures in the market and the continued near-zero benchmark interest rate environment, while investment portfolio yields have also declined. These reductions in asset yields were partially offset by a 5 basis point reduction in the cost of deposits over the same period, driven in part by a continued favorable change in deposit mix. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Net income for the quarter represents earnings per common share of $0.50, compared to $0.39 in the comparable period, and is $1.30 fiscal year-to-date compared to $1.33 for the same period in fiscal year 2014. On July 27, 2015, our board of directors declared a dividend of $0.12 per common share payable on August 28, 2015 to owners of record as of the close of business on August 14, 2015.
During the quarter we experienced loan growth while deposits contracted. Total loans increased $172.8 million during the quarter from $6.79 billion at September 30, 2014 to $7.25 billion at June 30, 2015, a fiscal year-to-date increase of $457.8 million or 6.7%. Year-to-date loan growth remains balanced across the lending components of the portfolio including commercial non-real estate, commercial real estate, agriculture and residential real estate. The overall loan portfolio remains well diversified across a number of segments, industries and geographies. Deposits increased from $7.05 billion at September 30, 2014 to $7.36 billion at June 30, 2015, an increase of $305.5 million or 4.3%. However, deposits decreased $130.0 million during the quarter. The decrease during the quarter was expected due to seasonal outflows driven by our customers' tax needs and other factors.
At June 30, 2015, nonperforming loans were $68.1 million, with $8.3 million of the balance covered by FDIC loss-sharing arrangements. Total nonperforming loans decreased by $6.2 million, or 8%, during the quarter, while non-covered nonaccrual loans increased by $13.3 million, or 29%. The majority of the increase in non-covered nonaccrual loans was driven by loans whose loss-sharing coverage expired during the quarter where management has a workout plan in place and does not expect to incur credit losses in the future. OREO balances declined by $21.6 million, or 50%, during the quarter, driven primarily by the liquidation of one longstanding problem asset.
Loans on "Watch" status were $322.3 million as of June 30, 2015, a decrease of $62.2 million, or 16%, during the quarter. The majority of the decrease occurred in the commercial non-real estate segment, with smaller decreases in the commercial real estate and agriculture segments.
Excluding charge-offs on acquired loans subject to purchase accounting fair value adjustments, net charge-offs for the third quarter of fiscal year 2015 were $0.9 million, or 0.05% of average loans on an annualized basis, bringing net charge-offs for the first nine months of fiscal year 2015 to $9.0 million or 0.17% of average loans on an annualized basis. For the comparable periods in fiscal year 2014, net charge-offs were $1.6 million, or 0.10% of total loans on an annualized basis, and $6.8 million, or 0.14% of loans on an annualized basis, respectively.
Our capital position is strong and stable, with Tier 1 capital, total capital and Tier 1 leverage ratios of 11.5%, 12.5% and 9.4%, respectively, at June 30, 2015, compared to 11.6%, 12.6% and 9.3%, respectively, at March 31, 2015. In addition, our Common Equity Tier 1 ratio was 10.8% at June 30, 2015 and March 31, 2015. Our tangible common equity to tangible assets ratio was 8.6% at June 30, 2015, compared to 8.4% at March 31, 2015. For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Until our initial public offering in October 2014 we were a wholly owned indirect subsidiary of NAB, and our results have been part of NAB’s consolidated business operations since NAB acquired us in 2008. NAB is a large financial institution incorporated in Australia and listed on the Australian Securities Exchange with operations in Australia, New Zealand, the United Kingdom, the United States and parts of Asia. Historically, NAB and its affiliates have provided financial and administrative support to us. In connection with our initial public offering, we and NAB entered into certain agreements to provide a framework for our relationship, during the period between our initial public offering and NAB's sale of its remaining interest in our shares of common stock and termination of control over us. These agreements included a Stockholder Agreement that governed NAB’s rights as a controlling stockholder and a Transitional Services Agreement pursuant to which NAB agreed to continue to provide us with certain services for a transition period. Most of NAB's rights and obligations under these agreements, including NAB's governance and consent rights with respect to our business and NAB's obligation to provide certain back-office and support services to us, terminated in connection with NAB's sale of its remaining interest in our common stock on July 31, 2015. Our costs associated with these services have not been significant to date and we do not expect our costs associated with these services to be significant in the future.

Key Factors Affecting Our Business and Financial Statements
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, our business and results of operations are impacted by several key factors, including economic conditions, interest rates, asset quality and loss-sharing arrangements, banking laws and regulations, competition, our operational efficiency, goodwill and amortization of other intangible assets and accounting for loans and interest rate swaps at fair value.  There have been no material changes to these factors except as otherwise supplemented below and within our Quarterly Reports on Form 10-Q for the three and six months ended December 31, 2014 and March 31, 2015, respectively.
At June 30, 2015, we had $697.8 million of goodwill, $622.4 million of which relates to the acquisition of us by NAB in 2008 and was pushed down to our balance sheet, with the balance relating to subsequent acquisitions completed by us. Under relevant accounting guidance, we are required to review goodwill for impairment annually, or more frequently if events or circumstances indicate that the fair value of our business may be less than its carrying value. We determine impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, evidence of impairment is present and we will measure the impairment and potentially record an impairment loss in the amount of the excess of the carrying amount over the fair value. The valuation of goodwill is dependent on forward-looking expectations related to nationwide and local economic conditions and our associated financial performance. A significant decline in our expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates, or a significant or sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. We cannot provide assurance that we will not be required to record any charges for impairment in the future. Our recognition of any such impairment could adversely affect our business and future financial results. See “Item 1A. Risk Factors—Risks Related to Our Business—The value of our goodwill and other intangible assets may decline in the future” in our Annual Report on Form 10-K.

Results of Operations—Three and Nine Month Periods Ended June 30, 2015 and 2014

Overview
The following table highlights certain key financial and performance information for the periods ended June 30, 2015 and 2014:

	For the three months ended June 30,
	2015	2014
	(dollars in thousands, except per share amounts)
Operating Data:
Interest and dividend income (FTE)	$93,582	$89,078
Interest expense	7,340	7,778
Noninterest income	10,005	10,314
Noninterest expense	46,430	54,278
Provision for loan losses	4,410	1,500
Net income	28,832	22,502
Earnings per common share	$0.50	$0.39

Performance Ratios:
Net interest margin (FTE)	3.95%	4.03%
Adjusted net interest margin (FTE)(1)	3.70%	3.80%
Return on average total assets	1.18%	0.98%
Return on average common equity	7.83%	6.24%
Return on average tangible common equity(1)	15.8%	14.2%
Efficiency ratio(1)	46.4%	54.8%

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

	For the nine months ended June 30,
	2015	2014
	(dollars in thousands, except per share amounts)
Operating Data:
Interest and dividend income (FTE)	$275,458	$264,874
Interest expense	22,588	24,337
Noninterest income	24,841	31,280
Noninterest expense	141,959	151,904
Provision (recovery) for loan losses	17,408	(2,065)
Net income	75,253	77,077
Earnings per common share	$1.30	$1.33

Performance Ratios:
Net interest margin (FTE)	3.92%	3.99%
Adjusted net interest margin (FTE)(1)	3.67%	3.77%
Return on average total assets	1.04%	1.12%
Return on average common equity	6.91%	7.30%
Return on average tangible common equity(1)	14.5%	17.1%
Efficiency ratio(1)	48.8%	50.9%

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

Net Interest Income
The following tables present net interest income, net interest margin and adjusted net interest margin for the three and nine month periods ended June 30, 2015 and 2014:

	For the three months ended June 30,
	2015	2014
	(dollars in thousands)
Net interest income:
Total interest and dividend income (FTE)	$93,582	$89,078
Less: Total interest expense	7,340	7,778
Net interest income (FTE)	86,242	81,300
Less: Provision for loan losses	4,410	1,500
Net interest income after provision for loan losses (FTE)	$81,832	$79,800

Net interest margin (FTE) and adjusted net interest margin (FTE):
Average interest-earning assets	$8,756,244	$8,098,052
Average interest-bearing liabilities	$8,257,602	$7,737,427
Net interest margin (FTE)	3.95%	4.03%
Adjusted net interest margin (FTE)(1)	3.70%	3.80%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

	For the nine months ended June 30,
	2015	2014
	(dollars in thousands)
Net interest income:
Total interest and dividend income (FTE)	$275,458	$264,874
Less: Total interest expense	22,588	24,337
Net interest income (FTE)	252,870	240,537
Less: Provision (recovery) for loan losses	17,408	(2,065)
Net interest income after provision (recovery) for loan losses (FTE)	$235,462	$242,602

Net interest margin (FTE) and adjusted net interest margin (FTE):
Average interest-earning assets	$8,624,469	$8,067,544
Average interest-bearing liabilities	$8,173,845	$7,734,558
Net interest margin (FTE)	3.92%	3.99%
Adjusted net interest margin (FTE) (1)	3.67%	3.77%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

Net interest income was $86.2 million for the third quarter of fiscal year 2015 compared to $81.3 million for the same quarter in fiscal year 2014, an increase of 6%. The increase was driven by higher interest income on loans, attributable to loan growth over the previous year, more gross income related to the portion of the portfolio acquired with deteriorated credit quality and lower deposit interest expense, partially offset by lower interest income on the investment portfolio. Net interest margin was 3.95% for the third quarter of fiscal year 2015, compared with 4.03% for the same period in fiscal year 2014. Adjusted net interest margin was 3.70% and 3.80%, respectively, over the same periods. The lower net interest margin and adjusted net interest margin were attributable to lower asset yields, partially offset by a reduction in cost of deposits. For more information on our adjusted net interest margin and adjusted net interest income, including a reconciliation of each to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Net interest income was $252.9 million for the first nine months of fiscal year 2015, compared to $240.5 million for the same period in fiscal year 2014, an increase of $12.3 million. Similar to the quarterly period, the increase was driven by higher interest income on loans and lower deposit interest expense, partially offset by lower investment portfolio interest income. Net interest margin was 3.92% for the first nine months of fiscal year 2015, compared to 3.99% for the same period in fiscal year 2014, while adjusted net interest margin was 3.67% and 3.77%, respectively, for the same periods. The decreases were driven by lower asset yields and a higher average cash balance, due in part to the impact of an affiliate of NAB holding our initial public offering proceeds on deposit in our bank for a portion of fiscal year 2015 and strong deposit growth in the first two quarters, partially offset by lower cost of deposits.
The following table presents the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three and nine month periods. Loans on nonaccrual status, totaling $68.1 million at June 30, 2015 and $80.8 million at June 30, 2014, are included in the average balances below. Any interest that had accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $556.8 million at June 30, 2015 and $412.5 million at June 30, 2014, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected below has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. Loans acquired with deteriorated credit quality represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Loans other than loans acquired with deteriorated credit quality represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	For the three months ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest (FTE)	Yield / Cost[1]	Average Balance	Interest (FTE)	Yield / Cost[1]
Assets
Cash and due from banks	$198,517	$155	0.31%	$119,970	$99	0.33%
Investment securities	1,439,690	6,483	1.81%	1,428,407	6,982	1.96%
Loans, other than loans acquired with deteriorated credit quality, net (2)	6,995,340	84,798	4.86%	6,362,850	80,445	5.07%
Loans acquired with deteriorated credit quality, net	122,697	2,146	7.02%	186,825	1,552	3.33%
Loans, net	7,118,037	86,944	4.90%	6,549,675	81,997	5.02%
Total interest-earning assets	8,756,244	93,582	4.29%	8,098,052	89,078	4.41%
Noninterest-earning assets	1,065,347			1,143,845
Total assets	$9,821,591	$93,582	3.82%	$9,241,897	$89,078	3.87%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,312,859			$1,227,420
NOW, MMDA and savings deposits	4,665,101	$3,272	0.28%	4,048,428	$2,376	0.24%
CDs	1,499,667	2,504	0.67%	1,860,094	3,943	0.85%
Total deposits	7,477,627	5,776	0.31%	7,135,942	6,319	0.36%
Securities sold under agreements to repurchase	158,758	134	0.34%	192,579	153	0.32%
FHLB advances and other borrowings	523,839	867	0.66%	311,528	751	0.97%
Related party notes payable	41,295	233	2.26%	41,295	230	2.23%
Subordinated debentures and other	56,083	330	2.36%	56,083	325	2.32%
Total borrowings	779,975	1,564	0.80%	601,485	1,459	0.97%
Total interest-bearing liabilities	8,257,602	$7,340	0.36%	7,737,427	$7,778	0.40%
Noninterest-bearing liabilities	87,433			58,657
Stockholders' equity	1,476,556			1,445,813
Total liabilities and stockholders' equity	$9,821,591			$9,241,897
Net interest spread			3.46%			3.47%
Net interest income and net interest margin (FTE)		$86,242	3.95%		$81,300	4.03%
Less: Tax equivalent adjustment		$1,704			$1,200
Net interest income and net interest margin - ties to Consolidated Statements of Comprehensive Income		$84,538	3.87%		$80,100	3.97%

[1] Annualized for all partial-year periods.
[2] Interest income includes $0.1 million and $0.5 million for the third quarter of fiscal year 2015 and 2014, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

	For the nine months ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest (FTE)	Yield / Cost[1]	Average Balance	Interest (FTE)	Yield / Cost[1]
Assets
Cash and due from banks	$302,449	$599	0.26%	$197,450	$400	0.27%
Investment securities	1,370,129	18,083	1.76%	1,427,707	21,002	1.97%
Loans, other than loans acquired with deteriorated credit quality, net(2)	6,816,785	249,581	4.90%	6,239,191	239,146	5.12%
Loans acquired with deteriorated credit quality, net	135,106	7,195	7.12%	203,196	4,326	2.85%
Loans, net	6,951,891	256,776	4.94%	6,442,387	243,472	5.05%
Total interest-earning assets	8,624,469	275,458	4.27%	8,067,544	264,874	4.39%
Noninterest-earning assets	1,089,322			1,155,291
Total assets	$9,713,791	$275,458	3.79%	$9,222,835	$264,874	3.84%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,362,551			$1,232,354
NOW, MMDA and savings deposits	4,420,859	$9,190	0.28%	3,943,543	$6,942	0.24%
CDs	1,583,765	8,585	0.72%	1,952,901	12,687	0.87%
Total deposits	7,367,175	17,775	0.32%	7,128,798	19,629	0.37%
Securities sold under agreements to repurchase	169,660	430	0.34%	196,371	442	0.30%
FHLB advances and other borrowings	539,632	2,706	0.67%	312,011	2,591	1.11%
Related party notes payable	41,295	692	2.24%	41,295	690	2.23%
Subordinated debentures and other	56,083	985	2.35%	56,083	985	2.35%
Total borrowings	806,670	4,813	0.80%	605,760	4,708	1.04%
Total interest-bearing liabilities	8,173,845	$22,588	0.37%	7,734,558	$24,337	0.42%
Noninterest-bearing liabilities	83,772			77,140
Stockholders' equity	1,456,174			1,411,137
Total liabilities and stockholders' equity	$9,713,791			$9,222,835
Net interest spread			3.42%			3.42%
Net interest income and net interest margin (FTE)		$252,870	3.92%		$240,537	3.99%
Less: Tax equivalent adjustment		$4,798			$3,339
Net interest income and net interest margin - ties to Consolidated Statements of Comprehensive Income		$248,072	3.85%		$237,198	3.93%

[1] Annualized for all partial-year periods.
[2] Interest income includes $0.2 million and $1.7 million for the first nine months of fiscal year 2015 and 2014, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

Interest and Dividend Income

The following tables present interest and dividend income for the three and nine month periods ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	2014
	(dollars in thousands)
Interest and dividend income:
Loans	$85,240	$80,797
Taxable securities	5,984	6,598
Nontaxable securities	10	33
Dividends on securities	489	351
Federal funds sold and other	155	99
Total interest and dividend income (GAAP)	91,878	87,878
Tax equivalent adjustment	1,704	1,200
Total interest and dividend income (FTE)	$93,582	$89,078

	Nine months ended June 30,
	2015	2014
	(dollars in thousands)
Interest and dividend income:
Loans	$251,978	$240,133
Taxable securities	17,050	20,190
Nontaxable securities	36	61
Dividends on securities	997	751
Federal funds sold and other	599	400
Total interest and dividend income (GAAP)	270,660	261,535
Tax equivalent adjustment	4,798	3,339
Total interest and dividend income (FTE)	$275,458	$264,874

Total interest and dividend income consists primarily of interest income on loans and interest and dividend income on our investment portfolio. Total interest and dividend income was $93.6 million for the third quarter of fiscal year 2015, compared to $89.1 million for the same period of fiscal year 2014, an increase of 5%. Total interest and dividend income was $275.5 million for the first nine months of fiscal year 2015, compared to $264.9 million for the same period of fiscal year 2014, an increase of 4%. Significant components of interest and dividend income are described in further detail below.
Loans. Interest income on all loans increased to $86.9 million in third quarter of fiscal year 2015 from $82.0 million in the third quarter of fiscal year 2014, an increase of 6% between the two periods. The growth was driven primarily by higher average loan balances driven by organic loan origination over the course of the year, partially offset by lower overall loan yields as a result of pricing pressure on new and renewed loans. Interest income on loans acquired with deteriorated credit quality increased $0.6 million between the two periods, primarily driven by lower amortization of the indemnification assets related to these loans in the current period as those assets related to the commercial FDIC loss-sharing arrangement were amortized prior to the expiration of the arrangement.
Interest income on all loans increased to $256.8 million in the first nine months of fiscal year 2015 from $243.5 million in the same period of fiscal year 2014, an increase of 5%. Similar to the quarterly period, the growth was driven by higher average loan balances due to organic growth, partially offset by lower overall loan yields. Interest income on loans acquired with deteriorated credit quality increased $2.9 million between the two periods, again primarily driven by lower amortization of the indemnification asset related to these loans in the current period.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on loans, other than loans acquired with deteriorated credit quality, was 4.86% for the third quarter of fiscal year 2015, a decrease of 21 basis points compared to 5.07% for the same period in fiscal year 2014. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on loans, other than loans acquired with deteriorated credit quality, was 4.55% for the current quarter, a 23 basis point decrease compared to the third quarter of fiscal year 2014. The average tax equivalent yield on loans, other than loans acquired with deteriorated credit quality, was 4.90% for the first nine months of fiscal year 2015, a decrease of 22 basis points compared to 5.12% for the same period in fiscal year 2014. Adjusted for the current realized gain (loss) on derivatives, the adjusted yield on loans, other than loans acquired with deteriorated credit quality, was 4.58% and 4.84%, respectively, for the same periods. These decreases continue to be attributable to the competitive interest rate environment for high quality commercial and agricultural credits across our footprint and a prolonged rate cycle with short-term rates at or near zero.
The average yield on loans acquired with deteriorated credit quality was 7.02% for the third quarter of fiscal year 2015, compared to 3.33% for the comparable period in fiscal year 2014 and 7.12% for the first nine months of fiscal year 2015 compared to 2.85% for the same period in fiscal year 2014. The yield on this portion of the portfolio is heavily impacted by the amortization rates for the related FDIC indemnification asset, which is recorded through interest income. The amortization rate was much higher in fiscal year 2014 as a result of overall credit-quality improvement in the acquired portfolio and the upcoming expiration of the commercial FDIC loss-sharing arrangement. We also recorded incremental income of $0.4 million during the current quarter related to the liquidation of two loans in this part of the portfolio. While we do not expect consistent high yields on this portion of the portfolio going forward, the portfolio continues to run off and represents a very small portion of the overall loan portfolio with average balances of $135.1 million for the nine months ended of fiscal year 2015 and $203.2 million for the same period of fiscal year 2014, which represents 2% and 3% of the total average loan portfolio, respectively.
Average net loan balances for the third quarter of fiscal year 2015 were $7.12 billion, representing a 9% increase compared to the same period in fiscal year 2014. The growth was focused in the CRE, commercial non-real estate ("C&I") and agribusiness segments of the portfolio.
Loan-related fee income of $2.2 million is included in interest income for the third quarter of fiscal year 2015 compared to $2.1 million for the same period in fiscal year 2014. Loan-related fee income was $6.8 million for the first nine months of fiscal year 2015 compared to $6.0 million for the same period of fiscal year 2014. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $1.8 million and $3.3 million for the third quarter of fiscal years 2015 and 2014, respectively, and $6.3 million and $11.2 million for the first nine months of fiscal years 2015 and 2014, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.45 billion as of June 30, 2015. Interest and dividend income on investments includes income earned on investment securities and FHLB stock. Interest and dividend income on investments decreased from $7.0 million in the third quarter of fiscal year 2014 to $6.5 million in the third quarter of fiscal year 2015, a decrease of 7.1%, driven by a reduction in yield from 1.96% in the third quarter of fiscal year 2014 to 1.81% for the same period in fiscal year 2015. Interest and dividend income on investments decreased from $21.0 million in the first nine months of fiscal year 2014 to $18.1 million for the same period in fiscal year 2015, a decrease of 13.9%, driven both by a reduction in yield from 1.97% to 1.76% over the same period.
The weighted average life of the portfolio was 3.3 years and 3.1 years at June 30, 2015 and September 30, 2014, respectively. Average investments represented 16% and 18% of total average interest-earning assets for third quarters of fiscal years 2015 and 2014 and 16% and 18% for the first nine months of fiscal years 2015 and 2014, respectively.

Interest Expense
The following tables present interest expense for the periods ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	2014
	(dollars in thousands)
Interest expense:
Deposits	$5,776	$6,319
Securities sold under agreements to repurchase	134	153
FHLB advances and other borrowings	867	751
Related party notes payable	233	230
Subordinated debentures and other	330	325
Total interest expense	$7,340	$7,778

	Nine months ended June 30,
	2015	2014
	(dollars in thousands)
Interest expense:
Deposits	$17,775	$19,629
Securities sold under agreements to repurchase	430	442
FHLB advances and other borrowings	2,706	2,591
Related party notes payable	692	690
Subordinated debentures and other	985	985
Total interest expense	$22,588	$24,337

Total interest expense decreased to $7.3 million in the third quarter of fiscal year 2015 from $7.8 million in the same quarter in fiscal year 2014, a decrease of 5.6%, despite an increase in average interest-bearing liabilities from $7.7 billion to $8.3 billion over the same period, driven primarily by lower cost of funds. The average cost of total interest-bearing liabilities was 0.36% for the third quarter of fiscal year 2015, compared to 0.40% for the same period in fiscal year 2014. Total interest expense was $22.6 million for the first nine months of fiscal year 2015, a decrease of 7.2% compared to $24.3 million for the same period in fiscal year 2014. The average cost of total interest-bearing liabilities was 0.37% for the first nine months of fiscal year 2015, compared to 0.42% for the same period in fiscal year 2014. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of checking accounts, MMDAs, NOW accounts, savings accounts and CDs, was $5.8 million in the third quarter of fiscal year 2015 compared with $6.3 million in the third quarter of fiscal year 2014, a decrease of $0.5 million, or 8.6%. Average deposit balances were $7.48 billion and $7.14 billion, respectively, for the same periods. The cost of deposits declined from 0.36% for the third quarter of fiscal year 2014 to 0.31% for the same period in fiscal year 2015.
Interest expense on deposits was $17.8 million for the first nine months of fiscal year 2015, a reduction of $1.9 million, or 9.4%, compared to the same period in fiscal year 2014. Average deposit balances were $7.37 billion and $7.13 billion, respectively, and the cost of deposits declined from 0.37% to 0.32%, respectively, for the same periods.
Average non-interest-bearing demand account balances comprised 18% of average total deposits for the current quarter, compared with 17% for the comparable quarter. Total average other liquid accounts, consisting of money market and savings accounts, continued to increase to 62% of total average deposits for the current quarter, compared to 57% of total average deposits for the comparable quarter, while CD accounts represented 20% of average total deposits in the current quarter, compared to 26% in the comparable quarter. These trends in the composition of our deposit portfolio represent a continuation of our strategy over the last three fiscal years to move away from more costly CD accounts toward more cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature. This transition, as well as continued low benchmark interest rates, have driven a significant decrease in our cost of deposits over that time frame.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $0.9 million for the third quarter of fiscal year 2015, compared to $0.8 million for the same period in fiscal year 2014, reflecting a weighted average cost of 0.66% and 0.97%, respectively. Our average balance for FHLB advances and other borrowings increased to $523.8 million in the current quarter compared to $311.5 million in the comparable quarter. Interest expense on FHLB advances and other borrowings was $2.7 million for the first nine months of fiscal year 2015, compared to $2.6 million for the same period in fiscal year 2014, representing a weighted average cost of 0.67% and 1.11%, respectively. The amount of FHLB advances outstanding has increased to fund the deposit outflow and loan growth that occurred during the quarter. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 6.3% for the current quarter compared to 4.0% for the comparable quarter. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. Our total outstanding FHLB advances were $590 million at June 30, 2015 compared to $575 million at September 30, 2014. The weighted average contractual rate paid on our FHLB advances was 0.60% at June 30, 2015 and 0.62% at September 30, 2014. The average tenor of our FHLB advances was 61 months and 56 months at June 30, 2015 and September 30, 2014, respectively. The amount of other borrowings and related interest expense as of and for the current quarter were immaterial.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At June 30, 2015, we had pledged $2.2 billion of loans to the FHLB, against which we had borrowed $590.0 million.
Subordinated Debentures and Other. Interest expense on our outstanding subordinated debentures was $0.3 million in both the current and comparable quarters and $1.0 million in the first nine months of both the current and prior fiscal years. At June 30, 2015, the weighted average contractual rate on outstanding subordinated notes was 2.34% compared to 2.29% at September 30, 2014.
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
The following tables present the current and comparable quarter and the first nine months of the current and prior fiscal year and a summary of the changes in interest income and interest expense on a tax equivalent basis resulting from changes in the volume of average asset and liability balances and changes in the average yields or rates compared with the preceding fiscal year. If significant, the change in interest income or interest expense due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance. The table illustrates the continued benefit of balance sheet growth, mainly within loans funded by cost-effective deposit growth, partially offset by a reduction in net interest margin most pronounced in loan yield.

	Current Quarter vs Comparable Quarter
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and due from banks	$61	$(5)	$56
Investment securities	52	(551)	(499)
Loans, other than acquired with deteriorated credit quality	7,763	(3,410)	4,353
Loans, acquired with deteriorated credit quality	(673)	1,267	594
Loans	7,090	(2,143)	4,947
Total increase (decrease)	7,203	(2,699)	4,504
Increase (decrease) in interest expense:
NOW, MMDA & savings deposits	393	503	896
CDs	(687)	(752)	(1,439)
Securities sold under agreements to repurchase	(29)	10	(19)
FHLB advances and other borrowings	401	(285)	116
Related party notes payable	—	3	3
Subordinated debentures and other	—	5	5
Total increase (decrease)	78	(516)	(438)
Increase (decrease) in net interest income (FTE)	$7,125	$(2,183)	$4,942

	Current 9 month period vs Comparable 9 month period
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and due from banks	$208	$(9)	$199
Investment securities	(816)	(2,103)	(2,919)
Loans, other than acquired with deteriorated credit quality	21,466	(11,031)	10,435
Loans, acquired with deteriorated credit quality	(1,846)	4,715	2,869
Loans	19,620	(6,316)	13,304
Total increase (decrease)	19,012	(8,428)	10,584
Increase (decrease) in interest expense:
NOW, MMDA & savings deposits	900	1,348	2,248
CDs	(2,184)	(1,918)	(4,102)
Securities sold under agreements to repurchase	(64)	52	(12)
FHLB advances and other borrowings	1,410	(1,295)	115
Related party notes payable	—	2	2
Subordinated debentures and other	—	—	—
Total increase (decrease)	62	(1,811)	(1,749)
Increase (decrease) in net interest income (FTE)	$18,950	$(6,617)	$12,333

Provision for Loan Losses

We recognized provision for loan losses of $4.4 million for the third quarter of fiscal year 2015 compared to a provision for loan losses of $1.5 million for the comparable period in fiscal year 2014, an increase of $2.9 million between the periods. The amount of provision for loan losses was lower in the comparable period due to lower net charge-offs driving less required provisioning. Provision for loan losses was $17.4 million for the first nine months of fiscal year 2015 compared to a release of provision for loan losses of $2.1 million for the same period in fiscal year 2014, an increase of $19.5 million. The increase in provision for loan losses over the past nine months was most driven by charge-offs on a small number of primarily C&I exposures in the second quarter. The table below outlines the components of provision for loan losses in each period presented. All loans acquired with deteriorated credit quality for which we recognized improvements or impairments in the periods presented are covered by FDIC loss-sharing arrangements. We did not record any meaningful provision for loans covered by FDIC loss-sharing arrangements related to loans other than loans acquired with deteriorated credit quality in any of the periods presented.

(Dollars in thousands)	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Provision for loan losses, core *	$4,991	$1,500	$18,600	$(125)
Provision for loan losses, loans acquired with deteriorated credit quality	(581)	—	(1,192)	(1,940)
Provision for loan losses, total	$4,410	$1,500	$17,408	$(2,065)

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

(Dollars in thousands)		For the three months ended:
Item	Included within F/S Line Item(s):	June 30, 2015	March 31, 2015	June 30, 2014
Provision for loan losses	Provision for loan losses	$4,410	$9,679	$1,500
Net OREO charges	1) Net (gain) loss from sale of repossessed property and other assets 2) Other noninterest expense	1,067	2,634	6,267
Reversal of interest income on nonaccrual loans	Interest income on loans	(100)	517	(98)
Loan fair value adjustment related to credit	Net increase (decrease) in fair value of loans at fair value	31	1,184	(689)
Total		$5,408	$14,014	$6,980

Noninterest Income
The following table presents noninterest income for the periods ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	2014
	(dollars in thousands)
Non-interest income:
Service charges and other fees	$9,627	$9,695
Net gain on sale of loans	1,903	1,322
Casualty insurance commissions	333	320
Investment center income	742	578
Net gain on sale of securities	—	0
Trust department income	897	942
Other	1,951	1,368
Subtotal, product and service fees	15,453	14,225
Net increase (decrease) in fair value of loans at fair value	(24,394)	13,886
Net realized and unrealized gain (loss) on derivatives	18,946	(17,797)
Subtotal, loans at fair value and related derivatives	(5,448)	(3,911)
Total noninterest income	$10,005	$10,314

	Nine months ended June 30,
	2015	2014
	(dollars in thousands)
Non-interest income:
Service charges and other fees	$28,896	$29,728
Net gain on sale of loans	5,027	3,885
Casualty insurance commissions	882	877
Investment center income	1,969	1,757
Net gain on sale of securities	51	6
Trust department income	2,903	2,847
Other	4,556	4,070
Subtotal, product and service fees	44,284	43,170
Net increase in fair value of loans at fair value	7,914	13,506
Net realized and unrealized loss on derivatives	(27,357)	(25,396)
Subtotal, loans at fair value and related derivatives	(19,443)	(11,890)
Total noninterest income	$24,841	$31,280

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
Noninterest income was $10.0 million for the third quarter of fiscal year 2015, compared to $10.3 million for the comparable period in fiscal year 2014, a decrease of 3.0%, and $24.8 million for the first nine months of fiscal year 2015, compared to $31.3 million for the same period in fiscal year 2014, a decrease of 20.6%. This decrease was mostly driven by a $4.8 million increase in the credit risk mark related to fair value loans compared to the same period in fiscal year 2014.
Product and Service Fees. We recognized $15.5 million of noninterest income related to product and service fees in the third quarter of fiscal year 2015, a increase of $1.2 million, or 8.6%, compared to the same period in fiscal year 2014. The primary driver of the change was due to a $0.6 million increase in net gain on sale of loans, which represents the fees we earn originating and selling home mortgages into the secondary market and a $0.6 million increase in other fees.
Noninterest income related to product and services fees was $44.3 million for the first nine months of fiscal year 2015 compared to $43.2 million for the same period in fiscal year 2014, an increase of $1.1 million or 2.6%. Net gain on sale of loans increased $1.1 million, driven by higher mortgage origination volumes, while service charges and other fees decreased by $0.8 million. We believe the decrease in deposit account service charges and fees is representative of changing customer behavior and a shift in mix toward more business deposit accounts, which typically carry higher average balances but incur fewer fees on a relative basis.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the third quarter of fiscal year 2015, these items accounted for $(5.4) million of noninterest income compared to $(3.9) million for the same period in fiscal year 2014. The change was driven by a $0.7 million difference in the changes in fair value of the loans related to credit risk and a $0.8 million increase in the realized loss on the derivatives driven primarily by volume growth. For the first nine months of fiscal year 2015, these items accounted for $(19.4) million of noninterest income compared to $(11.9) million for the same period of fiscal year 2014. The change was driven by a $4.8 million difference in the changes in fair value of the loans related to credit risk and a $2.7 million increase in the realized loss on the derivatives driven primarily by volume growth. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans; we present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.

Noninterest Expense
The following table presents noninterest expense for the periods ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	2014
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$26,612	$24,126
Occupancy expenses, net	3,161	4,894
Data processing	4,657	4,354
Equipment expenses	1,075	1,077
Advertising	1,196	1,213
Communication expenses	1,031	1,046
Professional fees	3,289	3,620
Net gain from sale of repossessed property and other assets	(1,452)	(1,564)
Amortization of core deposits and other intangibles	1,776	4,069
Other	5,085	11,443
Total noninterest expense	$46,430	$54,278

	Nine months ended June 30,
	2015	2014
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$75,373	$71,176
Occupancy expenses, net	11,169	13,613
Data processing	14,193	14,105
Equipment expenses	2,956	3,099
Advertising	2,870	3,385
Communication expenses	3,429	3,402
Professional fees	10,464	9,623
Net gain from sale of repossessed property and other assets	(1,836)	(2,413)
Amortization of core deposits and other intangibles	6,402	13,448
Other	16,939	22,466
Total noninterest expense	$141,959	$151,904

Our noninterest expense consists primarily of salaries and employee benefits, net occupancy expenses, data processing, professional fees and amortization of core deposits and other intangibles. Noninterest expense was $46.4 million in the third quarter of fiscal year 2015 compared to $54.3 million for the same period in fiscal year 2014, a decrease of 14.5% or $7.8 million. Adjusted for the amortization of intangible assets, our tangible noninterest expenses were $44.7 million in the third quarter of fiscal year 2015, a 11.1% decrease compared to the same period in fiscal year 2014. The decrease in noninterest expense was primarily driven by:

•
a $6.4 million reduction in other noninterest expense, which included a $5.2 million reduction in net OREO costs and a net nonrecurring gain in the current quarter of approximately $1.6 million related to branch closure activities;

•	a $2.3 million reduction in amortization of intangible assets; and

•
a $1.7 million reduction in net occupancy expenses stemming from a significant fluctuation in real estate taxes incurred between the two periods; partially offset by a $2.5 million increase in salaries and employee benefits, which includes increases in salaries and health insurance costs.

Noninterest expense was $142.0 million in the first nine months of fiscal year 2015 compared to $151.9 million for the same period in fiscal year 2014, a decrease of 6.5% or $9.9 million. Adjusted for the amortization of intangible assets, our tangible noninterest expenses were $135.6 million in the first nine months of fiscal year 2015, a 11.1% decrease over the same period in fiscal year 2014. The decrease was due to a reduction in other expenses of $5.5 million due to lower OREO expenses and a non-recurring gain on a sale of a closed branch. Our efficiency ratio was 46.4% and 54.8%, respectively, for the three month periods ending June 30, 2015 and 2014. Our efficiency ratio was 48.8% and 50.9%, respectively, for the nine month periods ending June 30, 2015 and 2014. For more information on our tangible noninterest expense and efficiency ratio, including a reconciliation of each to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" below.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $14.9 million for the third quarter of fiscal year 2015 represents an effective tax rate of 34.0%, compared to a provision of $12.1 million or an effective tax rate of 35.0% for the comparable period. The provision for income taxes of $38.3 million for the first nine months of fiscal year 2015 represents an effective tax rate of 33.7% compared to a provision of $41.6 million or an effective tax rate of 35.0% for the same period in fiscal year 2014. In each case, the decrease in rate is primarily due to a larger amount of tax exempt interest and the mix of state and local taxes we recognized. We have historically calculated our provision for income taxes as though we were a standalone company and we do not expect any material changes in our provisioning for income taxes as a result of our separation from NAB.
Return on Assets and Equity
The table below presents our return on average total assets, return on average common equity, average common equity to average assets ratio and net income per average common share at and for the dates presented:

	At and for the three months ended June 30,
	2015	2014
Return on average total assets	1.18%	0.98%
Return on average common equity	7.83%	6.24%
Average common equity to average assets ratio	15.30%	15.64%
Net income per average common share(1)	$0.50	$0.39

(1) Net income per average common share for the three months ended June 30, 2014 is calculated using the 57,886,114 shares outstanding after the stock split we effected on October 17, 2014 for purposes of comparability. We have calculated that the amount of share dilution during the current quarter was marginal and, as such, diluted EPS equals EPS for all periods presented.

	At and for the nine months ended June 30,
	2015	2014
Return on average total assets	1.04%	1.12%
Return on average common equity	6.91%	7.30%
Average common equity to average assets ratio	14.99%	15.10%
Net income per average common share(1)	$1.30	$1.33

(1) Net income per average common share for the nine months ended June 30, 2014 is calculated using the 57,886,114 shares outstanding after the stock split we effected on October 17, 2014 for purposes of comparability. We have calculated that the amount of share dilution during the current quarter was marginal and, as such, diluted EPS equals EPS for all periods presented.

Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated:

	As of
	June 30, 2015	September 30, 2014
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$9,764,159	$9,371,429
Loans(1)	7,245,239	6,787,467
Allowance for loan losses	(55,930)	(47,518)
Deposits	7,357,688	7,052,180
Stockholders' equity	1,487,851	1,421,090
Tangible common equity(2)	$782,217	$709,054
Tier 1 capital ratio	11.5%	11.8%
Total capital ratio	12.5%	12.9%
Tier 1 leverage ratio	9.4%	9.1%
Tangible common equity / tangible assets(2)	8.6%	8.2%
Nonperforming loans / total loans	0.94%	1.16%
Net charge-offs / average total loans(3)	0.17%	0.14%
Allowance for loan losses / total loans	0.77%	0.70%

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

(3) Annualized for partial-year periods

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated:

	June 30, 2015	September 30, 2014
	(dollars in thousands)
Unpaid principal balance:
Commercial non-real estate(1)
Loans, other than loans acquired with deteriorated credit quality	$1,698,135	$1,562,540
Loans acquired with deteriorated credit quality	2,889	9,100
Total	1,701,024	1,571,640
Agriculture(1)
Loans, other than loans acquired with deteriorated credit quality	1,813,330	1,681,209
Loans acquired with deteriorated credit quality	—	—
Total	1,813,330	1,681,209
Commercial real estate (1)
Loans, other than loans acquired with deteriorated credit quality	2,696,024	2,476,935
Loans acquired with deteriorated credit quality	24,969	64,259
Total	2,720,993	2,541,194
Residential real estate
Loans, other than loans acquired with deteriorated credit quality	835,913	789,386
Loans acquired with deteriorated credit quality	86,568	112,219
Total	922,481	901,605
Consumer
Loans, other than loans acquired with deteriorated credit quality	73,937	88,163
Loans acquired with deteriorated credit quality	1,374	1,923
Total	75,311	90,086
Other lending
Loans, other than loans acquired with deteriorated credit quality	38,901	34,243
Loans acquired with deteriorated credit quality	—	—
Total	38,901	34,243
Total loans, other than loans acquired with deteriorated credit quality	7,156,240	6,632,476
Total loans acquired with deteriorated credit quality	115,800	187,501
Total unpaid principal balance	7,272,040	6,819,977
Less: Unamortized discount on acquired loans	(20,356)	(25,638)
Less: Unearned net deferred fees and costs and loans in process	(6,445)	(6,872)
Total loans	7,245,239	6,787,467
Allowance for loan losses	(55,930)	(47,518)
Loans, net	$7,189,309	$6,739,949

 (1) Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

During the third quarter of fiscal year 2015, total loans grew by 2.44%, or $172.8 million. The growth was primarily focused in the CRE, C&I and agriculture segments of the portfolio. Over the same time period, residential real estate, consumer and other loan balances remained generally stable.

The following table presents an analysis of the unpaid principal balance of our loan portfolio at June 30, 2015, by borrower and collateral type and by each of the four major geographic areas we use to manage our markets.

	June 30, 2015
	Nebraska	Iowa / Kansas / Missouri	South Dakota	Arizona / Colorado	Other(2)	Total	%
	(dollars in thousands)
Commercial non-real estate(1)	$302,263	$853,696	$279,541	$196,595	$68,929	$1,701,024	23.4%
Agriculture(1)	176,374	449,941	648,604	535,171	3,240	1,813,330	25.0%
Commercial real estate(1)	660,172	749,016	702,959	576,971	31,875	2,720,993	37.4%
Residential real estate	226,069	321,090	167,434	150,458	57,430	922,481	12.7%
Consumer	22,217	24,769	22,702	3,734	1,889	75,311	1.0%
Other lending	—	—	—	—	38,901	38,901	0.5%
Total	$1,387,095	$2,398,512	$1,821,240	$1,462,929	$202,264	$7,272,040	100%
% by location	19.1%	33.0%	25.0%	20.1%	2.8%	100%

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

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at June 30, 2015:

June 30, 2015
(dollars in thousands)
Commercial non-real estate	$1,701,024
Agriculture real estate	853,163
Agriculture operating loans	960,167
Agriculture	1,813,330
Construction and development	290,525
Owner-occupied CRE	1,128,536
Non-owner-occupied CRE	1,046,392
Multifamily residential real estate	255,540
Commercial real estate	2,720,993
Home equity lines of credit	347,644
Closed-end first lien	440,685
Closed-end junior lien	48,823
Residential construction	85,329
Residential real estate	922,481
Consumer	75,311
Other	38,901
Total unpaid principal balance	$7,272,040

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
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Bankers Association, at March 31, 2015, we were ranked the sixth-largest farm lender bank in the United States measured by total dollar volume of farm loans, and we take great pride in our knowledge of the agricultural industry across our footprint. We consider agriculture lending one of our core competencies. In 2008, agriculture loans comprised approximately 15% of our overall loan portfolio, compared to 25% as of June 30, 2015. We target a 20% to 30% portfolio composition for agriculture loans according to our risk appetite statement approved by our board of directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint.
Commercial Real Estate. CRE includes both owner-occupied CRE and non-owner-occupied CRE and construction and development lending. While CRE lending will remain a significant component of our overall loan portfolio, we are committed to managing our exposure to riskier construction and development deals specifically, and to CRE lending in general, by targeting relationships with relatively low loan-to-value positions, priced to reflect the amount of risk we accept as the lender. This focus on rebalancing the portfolio is reflected in the fact that CRE lending comprised nearly 50% of the portfolio at the time of the NAB acquisition in 2008, compared to 37% as of June 30, 2015.
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
The following table presents the maturity distribution of our loan portfolio as of June 30, 2015. The maturity dates were determined based on the contractual maturity date of the loan:

	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$726,657	$464,272	$510,095	$1,701,024
Agriculture	820,920	644,846	347,564	1,813,330
Commercial real estate	372,565	1,204,946	1,143,482	2,720,993
Residential real estate	136,753	410,100	375,628	922,481
Consumer	14,890	46,438	13,983	75,311
Other lending	38,901	—	—	38,901
Total	$2,110,686	$2,770,602	$2,390,752	$7,272,040

The following table presents the distribution, as of June 30, 2015, of our loans that were due after one year between fixed and variable interest rates:

	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$619,331	$355,036	$974,367
Agriculture	778,923	213,487	992,410
Commercial real estate	1,195,694	1,152,734	2,348,428
Residential real estate	205,083	580,645	785,728
Consumer	53,580	6,841	60,421
Total	$2,852,611	$2,308,743	$5,161,354

OREO
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. OREO assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the assets at an acceptable price in a timely manner. Our total OREO carrying value was $22.0 million as of June 30, 2015, a decrease of $21.6 million and $27.6 million compared to March 31, 2015 and September 30, 2014, respectively. The decrease was driven primarily by the liquidation of one longstanding problem asset. The amount of OREO covered by FDIC loss-sharing arrangements was $0.2 million as of June 30, 2015 and $10.6 million as of September 30, 2014. The following table presents our OREO balances for the period indicated:

Three Months Ended June 30, 2015
(dollars in thousands)
Beginning balance	$43,565
Additions to OREO	533
Valuation adjustments and other	(1,951)
Sales	(20,178)
Ending balance	$21,969

Nine Months Ended June 30, 2015
(dollars in thousands)
Beginning balance	$49,580
Additions to OREO	7,447
Valuation adjustments and other	(7,246)
Sales	(27,812)
Ending balance	$21,969

Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated:

	June 30, 2015	September 30, 2014
	(dollars in thousands)
U.S. Treasury securities	$300,501	$222,868
U.S. Agency securities	74,379	—
Mortgage-backed securities:
Government National Mortgage Association	905,660	1,113,363
Federal National Mortgage Association	47,727	—
Small Business Assistance Program	77,122	—
States and political subdivision securities	1,864	2,188
Corporate debt securities	4,996	11,732
Other	1,006	1,006
	$1,413,255	$1,351,157
We have historically invested excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. Dating to the beginning of fiscal year 2011, the portfolio composition was heavily weighted toward Government National Mortgage Association ("GNMA") residential agency mortgage-backed securities to fit the risk model and financial return targets of NAB. U.S. Treasury securities comprised 21.5% of the total market value of the portfolio as of June 30, 2015. Since September 30, 2014, the fair value of the portfolio has increased by $69.2 million, or 5.2%.
The following tables present the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period at June 30, 2015. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	June 30, 2015
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return
	(dollars in thousands)
U.S. Treasury securities	$—	—%	$300,501	1.40%	$—	—%	$—	—%	$—	—%	$—	—%	$300,501	1.4%
U.S. Agency securities	74,379	1.78%	—	—%	—	—%	—	—%	—	—%	—	—%	74,379	1.78%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,030,509	1.85%	—	—%	1,030,509	1.85%
States and political subdivision securities	674	5.1%	150	3.00%	1,040	5.11%	—	—%	—	—%	—	—%	1,864	4.94%
Corporate debt securities	—	—%	4,996	1.80%	—	—%	—	—%	—	—%	—	—%	4,996	1.8%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$75,053	1.81%	$305,647	1.41%	1,040	5.11%	$—	—%	$1,030,509	0.00%	$1,006	—%	$1,413,255	1.75%

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
The following table presents the dollar amount of nonaccrual loans, OREO, restructured performing loans and accruing loans over 90 days past due, at the end of the dates indicated. Loans covered by FDIC loss-sharing arrangements are generally pooled with other similar loans and are generally accreting purchase discount into income each period. Subject to compliance with the applicable loss-sharing agreement, we are generally indemnified by the FDIC at a rate of 80% for any future credit losses on loans covered by a FDIC loss-sharing arrangement through June 4, 2020 for single-family real estate loans. During the quarter, our loss-sharing arrangement for commercial loans expired June 4, 2015.

	June 30, 2015	September 30, 2014
	(dollars in thousands)
Nonaccrual loans(1)
Commercial non-real estate
Loans covered by FDIC loss-sharing arrangements	$—	$2,126
Loans not covered by FDIC loss-sharing arrangements	8,198	4,908
Total	8,198	7,034
Agriculture
Loans covered by FDIC loss-sharing arrangements	—	—
Loans not covered by FDIC loss-sharing arrangements	21,709	11,453
Total	21,709	11,453
Commercial real estate
Loans covered by FDIC loss-sharing arrangements	—	21,995
Loans not covered by FDIC loss-sharing arrangements	22,000	20,767
Total	22,000	42,762
Residential real estate
Loans covered by FDIC loss-sharing arrangements	8,274	10,839
Loans not covered by FDIC loss-sharing arrangements	7,846	6,671
Total	16,120	17,510
Consumer
Loans covered by FDIC loss-sharing arrangements	—	—
Loans not covered by FDIC loss-sharing arrangements	90	146
Total	90	146
Other lending
Loans covered by FDIC loss-sharing arrangements	—	—
Loans not covered by FDIC loss-sharing arrangements	—	—
Total	—	—

Total nonaccrual loans covered by FDIC loss-sharing arrangements	8,274	34,960
Total nonaccrual loans not covered by FDIC loss-sharing arrangements	59,843	43,945
Total nonaccrual loans	68,117	78,905

OREO	21,969	49,580

Total nonperforming assets	90,086	128,485
Restructured performing loans	54,916	36,857

Total nonperforming and restructured assets	$145,002	$165,342

Accruing loans 90 days or more past due	$102	$28
Nonperforming restructured loans included in total nonaccrual loans	$14,764	$20,415
Nonaccretable difference outstanding related to loans acquired with deteriorated credit quality	$38,889	$62,606
Percent of total assets
Nonaccrual loans(1)
Loans not covered by FDIC loss-sharing arrangements	0.61%	0.47%
Total	0.70%	0.84%
OREO	0.22%	0.53%
Nonperforming assets(2)	0.92%	1.37%
Nonperforming and restructured assets(2)	1.49%	1.76%

(1) Includes nonperforming restructured loans
(2) Includes nonaccrual loans, which includes nonperforming restructured loans.

At June 30, 2015, our nonperforming assets were 0.92% of total assets, compared to 1.37% at September 30, 2014.
Excluding loans covered by FDIC loss-sharing arrangements, we had average nonaccrual loans (calculated as a two-point average) of $51.9 million outstanding during the first nine months of fiscal year 2015. Based on the average loan portfolio yield for these loans for the quarter, we estimate that interest income would have been $1.9 million higher during the nine months had these loans been accruing. During the same period, the amount of net interest income that we recorded on these loans was immaterial.
Nonaccrual loans not covered by FDIC loss-sharing arrangements increased by $15.9 million compared to September 30, 2014, and by $13.3 million compared to March 31, 2015. The increase was primarily due to the previously mentioned expiration of our commercial loss-share arrangement on June 4, 2015.
Nonaccrual loans covered by FDIC loss-sharing arrangements continued to decline and are down $26.7 million since September 30, 2014, due to the expiration of our commercial loss-share arrangement on June 4, 2015 and natural runoff through payment or foreclosure of the underlying assets.
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
When we grant concessions to borrowers that we would not otherwise grant if not for the borrowers’ financial difficulties, such as reduced interest rates or extensions of loan periods, we consider these modifications troubled debt restructurings, or TDRs. The table below outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated:

	June 30, 2015	September 30, 2014
	(dollars in thousands)
Commercial non-real estate
Performing TDRs	$9,961	$6,753
Nonperforming TDRs	1,101	1,785
Total	11,062	8,538
Agriculture
Performing TDRs	80	3,780
Nonperforming TDRs	7,440	9,994
Total	7,520	13,774
Commercial real estate
Performing TDRs	44,170	25,177
Nonperforming TDRs	4,680	6,884
Total	48,850	32,061
Residential real estate
Performing TDRs	668	1,112
Nonperforming TDRs	1,536	1,730
Total	2,204	2,842
Consumer
Performing TDRs	37	35
Nonperforming TDRs	7	22
Total	44	57

Total performing TDRs	54,916	36,857
Total nonperforming TDRs	14,764	20,415

Total TDRs	$69,680	$57,272

We entered into loss-sharing arrangements with the FDIC related to certain assets (loans and OREO) acquired from TierOne Bank on June 4, 2010. We are generally indemnified by the FDIC at a rate of 80% for any future credit losses through June 4, 2020 for single-family real estate loans and OREO. Our commercial loss-sharing arrangement with the FDIC expired on June 4, 2015. The table below presents nonaccrual loans, TDRs, and OREO covered by loss-sharing arrangements; a rollforward of the allowance for loan losses for loans covered by loss-sharing arrangements; a rollforward of allowance for loan losses for only those loans purchased with deteriorated credit quality covered by loss-sharing arrangements; and a rollforward of OREO covered by loss-sharing arrangements at and for the periods presented.

	At and for the nine months ended June 30, 2015	At and for the fiscal year ended September 30, 2014
	(dollars in thousands)
Assets covered by FDIC loss-sharing arrangements
Nonaccrual loans(1)	$8,274	$34,960
TDRs	490	5,293
OREO	205	10,628
Allowance for loan losses, loans covered by FDIC loss-sharing arrangements
Balance at beginning of period	$5,108	$7,246
Additional impairment recorded	666	2,364
Recoupment of previously-recorded impairment	(1,701)	(4,482)
Charge-offs	—	(20)
Recoveries	—	—
Balance at end of period	$4,073	$5,108

OREO covered by FDIC loss-sharing arrangement
Balance at beginning of period	$10,628	$24,412
Additions to OREO	1,666	1,785
Valuation adjustments and other	(1,962)	(3,750)
Sales	(3,361)	(11,819)
Expiration of FDIC loss-sharing arrangement	(6,766)	—
Balance at end of period	$205	$10,628

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

The following table presents an analysis of our allowance for loan losses, including provisions for loan losses, charge-offs and recoveries, for the periods indicated:

	At and for the nine months ended June 30, 2015	At and for the fiscal year ended September 30, 2014
	(dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$47,518	$55,864
Provision charged to expense	18,600	4,456
Impairment of loans acquired with deteriorated credit quality	(1,192)	(3,772)
Charge-offs:
Commercial non-real estate	(9,861)	(5,380)
Agriculture	(438)	(2,429)
Commercial real estate	(1,932)	(3,199)
Residential real estate	(197)	(631)
Consumer	(88)	(211)
Other lending	(1,187)	(1,893)
Total charge-offs	(13,703)	(13,743)

Recoveries:
Commercial non-real estate	3,092	1,439
Agriculture	89	58
Commercial real estate	300	1,470
Residential real estate	197	233
Consumer	79	156
Other lending	950	1,357
Total recoveries	4,707	4,713

Net loan charge-offs	(8,996)	(9,030)

Balance at end of period	$55,930	$47,518

Average total loans for the period(1)	$6,951,891	$6,556,818
Total loans at period end(1)	$7,245,239	$6,787,467
Ratios
Net charge-offs to average total loans(2)	0.17%	0.14%
Allowance for loan losses to:
Total loans	0.77%	0.70%
Nonaccruing loans(3)	93.46%	108.13%

(1) Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
(2) Annualized for partial-year periods
(3) Nonaccruing loans excludes loans covered by FDIC loss-sharing arrangements.

In the first nine months of fiscal year 2015, we recorded net charge-offs of $9.0 million, representing 0.17% of average total loans on an annualized basis, a 3 basis point increase compared to 0.14% for fiscal year 2014. The charge-offs we recorded during the first nine months were primarily related to a small number of loans in the C&I portfolio.
At June 30, 2015, the allowance for loan losses was 0.77% of our total loan portfolio, a 7 basis point increase compared with 0.70% at September 30, 2014.

Additionally, a portion of our loans which are carried at fair value, totaling $1.06 billion and $0.99 billion at June 30, 2015 and September 30, 2014, respectively, have no associated allowance for loan losses, but rather have a fair value adjustment related to credit risk, which is reflected in noninterest income, thus driving the overall ratio of allowance for loan losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $5.5 million and $6.0 million at June 30, 2015 and September 30, 2014, respectively.
The following tables present management’s historical allocation of the allowance for loan losses by loan category, in both dollars and percentage of our total allowance for loan losses, to specific loans in those categories at the dates indicated:

	June 30, 2015	September 30, 2014
	(dollars in thousands)
Allocation of allowance for loan losses:
Commercial non-real estate	$16,950	$10,550
Agriculture	13,366	10,655
Commercial real estate	17,836	16,884
Residential real estate	6,552	8,342
Consumer	353	264
Other lending	873	823
Total	$55,930	$47,518

	June 30, 2015	September 30, 2014
Allocation of allowance for loan losses:
Commercial non-real estate	30.3%	22.2%
Agriculture	23.9%	22.4%
Commercial real estate	31.9%	35.5%
Residential real estate	11.7%	17.6%
Consumer	0.6%	0.6%
Other lending	1.6%	1.7%

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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We recorded provision for loan losses of $4.4 million during the third quarter of fiscal year 2015. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.4 million at June 30, 2015 and September 30, 2014.

Deposits
We obtain funds from depositors by offering consumer and business demand deposit accounts, MMDAs, NOW accounts, savings accounts and term CDs. At June 30, 2015 and September 30, 2014, our total deposits were $7.36 billion and $7.05 billion, respectively, an increase of 4.3%. Our accounts are federally insured by the FDIC up to the legal maximum. We advertise in newspapers, on the Internet and on television and radio to attract deposits and perform limited direct telephone solicitation of potential institutional depositors such as investment managers, public depositors and pension plans. We have significantly shifted the composition of our deposit portfolio away from CDs toward demand, NOW, MMDA and savings accounts over the last 30 months. This has dramatically reduced our overall cost of deposit funding, in addition to the fact that we have greatly increased adherence to internally published rate offerings for various types of deposit account offerings. The following table presents the balances and weighted average cost of our deposit portfolio at the following dates:

	June 30, 2015		September 30, 2014
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Non-interest-bearing demand	$1,360,722	—%	$1,303,015	—%
NOW accounts, money market and savings	4,557,119	0.27%	4,005,471	0.24%
Time certificates, $100,000 or more	578,992	0.84%	733,376	0.98%
Other time certificates	860,855	0.62%	1,010,318	0.82%
Total	$7,357,688	0.31%	$7,052,180	0.36%

Municipal public deposits constituted $0.9 billion and $1.0 billion of our deposit portfolio at June 30, 2015, and September 30, 2014, respectively, of which $577.5 million and $760.0 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 10% and 9% of our total deposits at June 30, 2015 and September 30, 2014, respectively.
The following table presents deposits by region:

	June 30, 2015	September 30, 2014
	(dollars in thousands)
Nebraska	$2,398,898	$2,366,196
Iowa / Kansas / Missouri	2,304,510	2,096,212
South Dakota	1,495,164	1,431,737
Arizona / Colorado	1,143,770	1,105,535
Corporate and other	15,346	52,500
Total deposits	$7,357,688	$7,052,180
We fund a portion of our assets with CDs that have balances of $100,000 or more and that have maturities generally in excess of six months. At June 30, 2015 and September 30, 2014, our CDs of $100,000 or more totaled $579 million and $733 million, respectively. The following table presents the maturities of our CDs of $100,000 or more and less than $100,000 in size at June 30, 2015:

	Greater than or equal to $100,000	Less than $100,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$125,341	$184,670
Over three through six months	91,055	161,383
Over six through twelve months	162,278	226,097
Over twelve months	200,318	288,705
Total	$578,992	$860,855
Percent of total deposits	7.9%	11.7%

At June 30, 2015 and September 30, 2014, the average remaining maturity of all CDs was approximately 14 months and 13 months, respectively. The average CD amount per account was approximately $26,945 and $28,581 at June 30, 2015 and September 30, 2014, respectively.
Derivatives
In the normal course of business, we enter into fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) with certain of our commercial and agribusiness banking customers to assist them in facilitating their risk management strategies. We mitigate our interest rate risk associated with these loans by entering into equal and offsetting fixed-to-floating interest rate swap agreements for these loans with swap counterparites. We have elected to account for the loans at fair value under ASC 825 Fair Value Option. Changes in the fair value of these loans are recorded in earnings as a component of noninterest income in the relevant period. The related interest rate swaps are recognized as either assets or liabilities in our financial statements and any gains or losses on these swaps, both realized and unrealized, are recorded in earnings as a component of noninterest income. The economic hedges are fully effective from an interest rate risk perspective, as gains and losses on our swaps are directly offset by changes in fair value of the hedged loans (i.e., swap interest rate risk adjustments are directly offset by associated loan interest rate risk adjustments). Consequently, any changes in noninterest income associated with changes in fair value resulting from interest rate movement, as opposed to changes in credit quality, on the loans are directly offset by equal and opposite unrealized charges to or reductions in noninterest income for the related interest rate swap. Any changes in the fair value of the loans related to credit quality and the current realized gain (loss) on derivatives are not offsetting amounts within noninterest income. To ensure the correlation of movements in fair value between the interest rate swap and the related loan, we pass on all economic costs associated with our hedging activity resulting from loan customer prepayments (partial or full) to the customer.
Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted:

	At and for the nine months ended June 30, 2015	At and for the fiscal year ended September 30, 2014
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$158,611	$157,979
Related party notes payable	5,500	5,500
Other short-term borrowings	0	94
Total short-term borrowings	$164,111	$163,573

Maximum amount outstanding at any month-end during the period	$218,278	$264,345
Average amount outstanding during the period	$179,538	$205,483
Weighted average rate for the period	0.33%	0.42%
Weighted average rate as of date indicated	0.31%	0.37%

Until July 31, 2015, Great Western had a $10 million revolving line of credit issued by NAB that was due on demand. Amounts outstanding under the line of credit bear interest at a rate equal to the London inter-bank offered rate, or LIBOR, for three-month U.S. dollar deposits plus 125 basis points, with interest payable quarterly. The interest rate is recalculated every quarter and was 1.53% at June 30, 2015. There were outstanding advances of $5.5 million on this line of credit at each of June 30, 2015 and September 30, 2014. We incurred an immaterial amount of interest expense related to this facility during the quarter. On July 31, 2015, we repaid our outstanding advances to NAB in full using available cash.
Other Borrowings
Great Western has outstanding $56.1 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of June 30, 2015 and September 30, 2014. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
Until July 31, 2015, Great Western also had outstanding a subordinated capital note issued to NAB New York Branch having an aggregate principal amount of approximately $35.8 million maturing in June 2018. Interest on the note is payable quarterly and accrues at a rate equal to LIBOR for three-month U.S. dollar deposits plus 205 basis points. The interest rate on the note is recalculated every quarter and was 2.33% at June 30, 2015. We incurred $0.2 million in interest expense on the outstanding note during the quarter. Subject to receipt of regulatory approval, we may prepay the note at any time, in whole but not in part, without penalty. On July 31, 2015, we repaid our obligations to NAB in full using a combination of available cash and proceeds of a $35 million private placement of subordinated debt.

Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at June 30, 2015. Customer deposit obligations categorized as “not determined” include noninterest-bearing demand accounts, NOW accounts, MMDAs and passbook accounts.

	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$950,824	$257,328	$213,143	$18,551	$5,917,842	$7,357,688
Securities sold under agreement to repurchase	158,688	—	2,871	—	—	161,559
FHLB advances and other borrowings	90,520	25,000	100,000	375,000	—	590,520
Related party notes payable	5,500	—	35,795	—	—	41,295
Subordinated debentures(1)	—	—	—	56,083	—	56,083
Accrued interest payable	4,211	—	—	—	—	4,211
Interest on FHLB advances	3,126	2,323	5,750	4,091	—	15,290
Interest on related party notes payable(1)	835	835	1,044	—	—	2,714
Other Commitments:
Commitments to extend credit—non-credit card	$1,128,194	$119,946	$306,675	$182,187	$—	$1,737,002
Commitments to extend credit—credit card	176,651	—	—	—	—	176,651
Letters of credit	54,048	—	—	—	—	54,048

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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated:

	June 30, 2015	September 30, 2014
	(dollars in thousands)
Commitments to extend credit	$1,913,653	$1,939,544
Letters of credit	54,048	54,381
Total	$1,967,701	$1,993,925

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
Great Western Bancorp, Inc. Great Western Bancorp, Inc.'s ("GWBI") primary source of liquidity is cash obtained from dividends by our bank. We primarily use our cash for the payment of dividends, when and if declared by our board of directors, and the payment of interest on our outstanding junior subordinated debentures and related party notes payable. We also use cash, as necessary, to satisfy the needs of our bank through equity contributions and for acquisitions. At June 30, 2015, GWBI had $27.6 million of cash. During the third quarter of fiscal year 2015, we declared and paid a dividend of $0.12 per share. The outstanding amounts under our revolving line of credit with NAB and subordinated capital note issued to NAB New York Branch together totaled $41.3 million at June 30, 2015. We repaid this amount in full to NAB on July 31, 2015 with a combination of available cash and the proceeds of a $35 million private placement of subordinated debt. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities.
Great Western Bank. Our bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At June 30, 2015, our bank had cash of $187.2 million and $1.41 billion of highly-liquid securities held in our investment portfolio, of which $974.2 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our bank also had $590 million in FHLB borrowings at June 30, 2015, with additional available lines of $677 million. Our bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At June 30, 2015, we had a total of $1.97 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our bank’s reasonably foreseeable short-term and intermediate-term demands.

Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our bank are based on the Basel III framework, as implemented by the federal bank regulators.
The following table presents our regulatory capital ratios at June 30, 2015 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements.

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$857,160	11.5%	4.0%	6.0%
Total capital	927,449	12.5%	8.0%	10.0%
Tier 1 leverage	857,160	9.4%	4.0%	5.0%
Common equity Tier 1	801,077	10.8%	4.5%	6.5%
Risk-weighted assets	7,435,281

Great Western Bank
Tier 1 capital	$863,804	11.6%	4.0%	6.0%
Total capital	919,775	12.4%	8.0%	10.0%
Tier 1 leverage	863,804	9.5%	4.0%	5.0%
Common equity Tier 1	863,804	11.6%	4.5%	6.5%
Risk-weighted assets	7,432,893
At June 30, 2015 and September 30, 2014, our Tier 1 capital included an aggregate of $56.1 million of trust preferred securities issued by our subsidiaries. At June 30, 2015, our Tier 2 capital included $55.9 million of the allowance for loan losses and $14.3 million of an intercompany subordinated capital note, subject to phase-out and a current haircut of 40%. At September 30, 2014, our Tier 2 capital included $47.5 million of the allowance for loan losses and $21.5 million of an intercompany subordinated capital note, subject to phase-out and a haircut of 60%. Our total risk-weighted assets were $7.44 billion at June 30, 2015.
In July 2013, the federal bank regulators approved capital rules implementing the Basel III capital framework and various provisions of the Dodd-Frank Act (the "New Capital Rules"). Effective January 1, 2015, we and our bank adopted these rules, subject to the phase-in of certain provisions. In addition to other changes, the New Capital Rules established a new common equity Tier 1 capital ratio.
Non-GAAP Financial Measures
We rely on certain non-GAAP measures in making financial and operational decisions about our business which adjusts for certain items that we do not consider reflective of our business performance. We believe that each of the non-GAAP measures presented is helpful in highlighting trends in our business, financial condition and results of operations which might not otherwise be apparent when relying solely on our financial results calculated in accordance with U.S. generally accepted accounting principles, or GAAP.
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

	At or for the nine months ended		At or for the three months ended
	June 30, 2015	June 30, 2014	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Cash net income and return on average tangible common equity:
Net income	$75,253	$77,077	$28,832	$19,724	$26,697	$27,875	$22,503
Add: Amortization of intangible assets	6,402	13,448	1,776	2,313	2,313	2,768	4,069
Add: Tax on amortization of intangible assets	(660)	(2,433)	(220)	(220)	(220)	(811)	(811)
Cash net income	$80,995	$88,092	$30,388	$21,817	$28,790	$29,832	$25,761

Average common equity	$1,456,174	$1,411,137	$1,476,556	$1,458,131	$1,433,837	$1,439,117	$1,445,813
Less: Average goodwill and other intangible assets	708,799	721,630	706,526	708,782	711,088	713,462	717,104
Average tangible common equity	$747,375	$689,507	$770,030	$749,349	$722,749	$725,655	$728,709
Return on average common equity	6.91%	7.30%	7.83%	5.49%	7.39%	7.68%	6.24%
Return on average tangible common equity *	14.5%	17.1%	15.8%	11.8%	15.8%	16.3%	14.2%

* Calculated as cash net income divided by average tangible common equity. Annualized for partial-year periods.
Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income	$248,072	$237,198	$84,538	$80,625	$82,909	$83,226	$80,100
Add: Tax equivalent adjustment	4,798	3,339	1,704	1,590	1,504	1,324	1,200
Net interest income (FTE)	252,870	240,537	86,242	82,215	84,413	84,550	81,300
Add: Current realized derivative gain (loss)	(16,005)	(13,277)	(5,416)	(5,307)	(5,282)	(4,978)	(4,600)
Adjusted net interest income (FTE)	$236,865	$227,260	$80,826	$76,908	$79,131	$79,572	$76,700

Average interest earning assets	$8,624,469	$8,067,544	$8,756,244	$8,560,477	$8,556,688	$8,181,194	$8,098,052
Net interest margin (FTE) *	3.92%	3.99%	3.95%	3.89%	3.91%	4.10%	4.03%
Adjusted net interest margin (FTE) **	3.67%	3.77%	3.70%	3.64%	3.67%	3.86%	3.80%
* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

	At or for the nine months ended		At or for the three months ended
	June 30, 2015	June 30, 2014	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Adjusted interest income and adjusted yield (fully-tax equivalent basis), on loans other than loans acquired with deteriorated credit quality:
Interest income	$244,783	$235,807	$83,094	$80,317	$81,372	$82,968	$79,245
Add: Tax equivalent adjustment	4,798	3,339	1,704	1,590	1,504	1,324	1,200
Interest income (FTE)	249,581	239,146	84,798	81,907	82,876	84,292	80,445
Add: Current realized derivative gain (loss)	(16,005)	(13,277)	(5,416)	(5,307)	(5,282)	(4,978)	(4,600)
Adjusted interest income (FTE)	$233,576	$225,869	$79,382	$76,600	$77,594	$79,314	$75,845

Average loans other than loans acquired with deteriorated credit quality	$6,816,785	$6,239,191	$6,995,340	$6,828,510	$6,626,507	$6,527,721	$6,362,850
Yield (FTE) *	4.90%	5.12%	4.86%	4.86%	4.96%	5.12%	5.07%
Adjusted yield (FTE) **	4.58%	4.84%	4.55%	4.55%	4.65%	4.82%	4.78%

* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue	$272,913	$268,477	$94,543	$87,561	$90,809	$91,727	$90,414
Add: Tax equivalent adjustment	4,798	3,339	1,704	1,590	1,504	1,324	1,200
Total revenue (FTE)	$277,711	$271,816	$96,247	$89,151	$92,313	$93,051	$91,614

Noninterest expense	$141,959	$151,904	$46,430	$48,438	$47,091	$48,318	$54,279
Less: Amortization of intangible assets	6,402	13,448	1,776	2,313	2,313	2,768	4,069
Tangible noninterest expense	$135,557	$138,456	$44,654	$46,125	$44,778	$45,550	$50,210
Efficiency ratio *	48.8%	50.9%	46.4%	51.7%	48.5%	49.0%	54.8%

* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity to tangible assets:
Total stockholders' equity	$1,487,851	$1,430,964	$1,487,851	$1,469,552	$1,451,370	$1,421,090	$1,430,964
Less: Goodwill and other intangible assets	705,634	714,803	705,634	707,410	709,723	712,036	714,803
Tangible common equity	$782,217	$716,161	$782,217	$762,142	$741,647	$709,054	$716,161

Total assets	$9,764,159	$9,292,283	$9,764,159	$9,781,645	$9,641,261	$9,371,429	$9,292,283
Less: Goodwill and other intangible assets	705,634	714,803	705,634	707,410	709,723	712,036	714,803
Tangible assets	$9,058,525	$8,577,480	$9,058,525	$9,074,235	$8,931,538	$8,659,393	$8,577,480
Tangible common equity to tangible assets	8.6%	8.3%	8.6%	8.4%	8.3%	8.2%	8.3%

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
Following identification of the material weakness, we implemented a number of controls and procedures designed to improve our control environment. In particular, we hired additional members of our accounting and financial reporting staff in the preparation and review of the consolidated financial statements for the year ended September 30, 2014 and the quarters ended June 30, 2015, March 31, 2015 and December 31, 2014 and have implemented a more formal preparation and review hierarchy designed to identify and resolve potential errors on a timely basis. In addition, within our financial reporting function, we have hired additional personnel with SEC publicly traded company reporting experience to assist with the preparation and review of future financial statements and have allocated a greater number of our employees to assist with these processes. We have also contracted with two independent consulting firms to assist us in the preparation of our consolidated financial statements.
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
We have not performed an evaluation of our internal control over financial reporting, as contemplated by Section 404 of Sarbanes-Oxley, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting under Section 404 of Sarbanes-Oxley, additional control deficiencies, including additional material weaknesses and significant deficiencies, may have been identified. In addition, the JOBS Act provides that, so long as we qualify as an “emerging growth company,” we will be exempt from the provisions of Section 404(b) of Sarbanes-Oxley, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. We may take advantage of this exemption so long as we qualify as an “emerging growth company.”
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
As of June 30, 2015, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of June 30, 2015 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended June 30, 2015
Change in Market Interest Rates as of June 30, 2015	Twelve Months Ending June 30, 2016	Twelve Months Ending June 30, 2017
Immediate Shifts
+400 basis points	15.58%	9.09%
+300 basis points	11.70%	6.93%
+200 basis points	7.67%	4.66%
+100 basis points	3.62%	2.33%
-100 basis points	(2.31)%	(2.45)%

Gradual Shifts
+400 basis points	4.79%
+300 basis points	3.39%
+200 basis points	2.06%
+100 basis points	0.78%
-100 basis points	(0.34)%

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
In connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015 due to the material weakness in our internal control over financial reporting described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Internal Control Over Financial Reporting.”

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
During the quarter, we made no additions to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Equity Securities

None.

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

Great Western Bancorp, Inc.
Date: August 13, 2015	By: ______/s/_Peter Chapman_________________ Name: Peter Chapman Title: Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)