Form 10-Q/A
period 2015-06-30
Great Western Bancorp, Inc.
filed 2015-08-18
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

SC1:3928363.1A

EXPLANATORY NOTE

Great Western Bancorp, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2015 as filed with the Securities and Exchange Commission on August 14, 2015 (the “Original Filing”) to refile Exhibits 31.1, 31.2, 32.1 and 32.2 thereto.

This Amendment does not update any disclosures to reflect developments since the filing date of the Original Filing. No other changes have been made to the Original Filing, and this Amendment does not amend, update or change the financial statements or disclosures in the Original Filing, except as described above.

INDEX TO EXHIBITS

Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

SC1:3928363.1A

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: August 18, 2015	By: ______/s/_Peter Chapman_________________ Name: Peter Chapman Title: Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

SC1:3928363.1A