Form 10-K
period 2015-09-30
Great Western Bancorp, Inc.
filed 2015-12-11
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended September 30, 2015
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2015 was $1,400,921,151.
As of December 9, 2015, the number of shares of the registrant’s Common Stock outstanding was 55,238,667.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on February 8, 2016, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended September 30, 2015, are incorporated by reference under Part III.

GREAT WESTERN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K

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

•
“Great Western” refers to Great Western Bancorporation, Inc. but not its consolidated subsidiaries, for all periods prior to the Formation Transactions, and Great Western Bancorp, Inc. but not its consolidated subsidiaries, for all periods after the completion of the Formation Transactions;

•	our “bank” refers to Great Western Bank, a South Dakota banking corporation;

•
“NAB” refers to National Australia Bank Limited, an Australian public company that was our ultimate parent company prior to our initial public offering in October 2014 and, until July 31, 2015, our principal ultimate stockholder;

•	“NAI” refer to National Americas Investment, Inc., a Delaware corporation and wholly owned, indirect subsidiary of NAB, through which NAB indirectly owned our common stock until July 31, 2015;

•	our “states” refers to the seven states (South Dakota, Iowa, Nebraska, Colorado, Arizona, Kansas and Missouri) in which we currently conduct our business;

•	our “footprint” refers to the geographic markets within our states in which we currently conduct our business; and

•	the “Formation Transactions” means a series of transactions completed on October 17, 2014 and undertaken in preparation for our initial public offering comprised of:

◦	the cash contribution by National Americas Holdings LLC to Great Western Bancorp, Inc. in an amount equal to the total stockholder's equity of Great Western Bancorporation, Inc.;

◦
the sale by National Americas Investment, Inc. of all outstanding capital stock of Great Western Bancorporation, Inc. to Great Western Bancorp, Inc. for an amount in cash equal to the total stockholder's equity of Great Western Bancorporation, Inc.; and

◦
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

•
the effect of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin, our investments, and our mortgage originations, mortgage servicing rights and mortgages held for sale;

•	the geographic concentration of our operations, and our concentration on originating business and agribusiness loans;

•	the relative strength or weakness of the agricultural and commercial credit sectors and of the real estate markets in the markets in which our borrowers are located;

•	declines in the market prices for agricultural products for any reason;

•	our ability to effectively execute our strategic plan and manage our growth;

•	our ability to successfully manage our credit risk, the value of collateral and the sufficiency of our allowance for loan loss;

•	our ability to attract and retain skilled employees or changes in our management personnel;

•	our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;

•	changes in the demand for our products and services;

•	the effectiveness of our risk management and internal disclosure controls and procedures;

•	fluctuations in the values of our assets and liabilities and off-balance sheet exposures;

•	our ability to attract and retain customer deposits;

•	our access to sources of liquidity and capital to address our liquidity needs;

•	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;

•	our ability to identify and address cyber-security risks;

•	any failure or interruption of our information and communications systems;

•	our ability to keep pace with technological changes;

•	our ability to successfully develop and commercialize new or enhanced products and services;

•	possible impairment of our goodwill and other intangible assets, or any adjustment of the valuation of our deferred tax assets;

•	the effects of problems encountered by other financial institutions;

•	the effects of geopolitical instability, including war, terrorist attacks, and man-made and natural disasters;

•	the effects of the failure of any component of our business infrastructure provided by a third party;

•	the impact of, and changes in applicable laws, regulations and accounting standards and policies;

•	our likelihood of success in, and the impact of, litigation or regulatory actions;

•	our inability to receive dividends from our bank and to service debt, pay dividends to our common stockholders and satisfy obligations as they become due;

•	the incremental costs of operating as a public company;

•	our ability to maintain an effective system of disclosure controls and procedures and internal control over financial reporting;

•	our ability to meet our obligations as a public company, including our obligations under Section 404 of Sarbanes-Oxley;

•	our ability to retain service providers to perform oversight or control functions or services where needed by us that were previously performed in the past by NAB; and

•	damage to our reputation from any of the factors described above, in “Item 1A. Risk Factors” or in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I
ITEM 1.    BUSINESS
Our Business
We are a full-service regional bank holding company focused on relationship-based business and agribusiness banking. We serve our customers through 158 branches in attractive markets in seven states: South Dakota, Iowa, Nebraska, Colorado, Arizona, Kansas and Missouri. We were established 80 years ago and have achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. By leveraging our business and agribusiness focus, highly efficient operating model, robust approach to risk management and presence in attractive markets, we have achieved significant and profitable growth—both organically and through disciplined acquisitions. We have successfully completed eight acquisitions since 2006, including our 2010 Federal Deposit Insurance Corporation, or FDIC, assisted acquisition of TierOne Bank, which represented approximately $2.5 billion in acquired assets. Our net income was $109.1 million for fiscal year 2015 and our total loans and total assets were $7.35 billion and $9.80 billion, respectively, at September 30, 2015.

We focus on business and agribusiness banking, complemented by retail banking and wealth management services. Our loan portfolio consists primarily of business loans, comprised of commercial and industrial, or ("C&I'), loans and commercial real estate, or ("CRE'), loans, and agribusiness loans. At September 30, 2015, our business and agribusiness loans collectively accounted for 85.9% of our total loan portfolio. In addition, 63.3% of our aggregate loan portfolio, comprising our CRE loans (representing 38.7% of our aggregate loan portfolio), residential real estate loans (representing 12.5% of our aggregate loan portfolio) and agriculture real estate loans (representing 12.1% of our aggregate loan portfolio), was primarily secured by interests in real estate predominantly located in the states in which we operate. In addition, some of our other lending occasionally involves taking real estate as primary or secondary collateral. We offer small and mid-sized businesses a focused suite of financial products and have established strong relationships across a diversified range of sectors, including key areas supporting regional growth such as agribusiness services, freight and transport, healthcare and tourism. We have developed extensive expertise in agribusiness lending, which serves one of the most prominent industries across our markets, and we offer a variety of financial services designed to meet the specific needs of our agribusiness customers. We also provide a range of deposit and loan products to our retail customers through several channels, including our branch network, online banking system, mobile banking applications and customer care centers. In our wealth management business, we seek to expand our private banking, financial planning, investment management and insurance operations to better position us to capture an increased share of the business of managing the private wealth of many of our business and agribusiness customers.
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
Attract and Retain High-Quality Relationship Bankers
A key component of our growth in our existing markets and entry into new markets has been our ability to attract and retain high-quality relationship bankers. We have recruited approximately 61 new business and agribusiness relationship bankers since January 1, 2011 (out of a total of approximately 182 business and agribusiness relationship bankers at September 30, 2015), with average industry experience of over 15 years when hired. We believe we have been successful in recruiting qualified relationship bankers due primarily to our decentralized management approach, focused product suite and flexible and customer-focused culture while continuing to provide sophisticated banking capabilities to serve our customers’ needs. We intend to continue to hire experienced relationship bankers to execute our relationship-driven banking model. We utilize a variable compensation structure designed to incentivize our relationship bankers by tying their compensation to both the performance of the Company and their individual overall performance and the performance of the loans that they help originate, which we measure based on revenues, deposits raised, return on assets and asset quality/risk, among other things. We believe this structure establishes the appropriate incentives to maximize performance and satisfy our risk management objectives. By leveraging the strong networks and reputation of our experienced relationship bankers, we believe we can continue to grow our loan portfolio and deposit base as well as cross-sell other products and services.
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
Continue to Improve Efficiency and Lower Costs
We believe that our focus on operational efficiency, even in light of incremental costs from being a public company, is critical to our profitability and future growth. We intend to carefully manage our cost structure and continuously refine and implement internal processes to create further efficiencies and enhance our earnings. We continue to optimize our branch network and continually review additional internal processes and vendor relationships, with a view to identifying opportunities to further improve efficiency and enhance earnings. We are also continuing our efforts to shift our deposit base to lower-cost customer deposits, a strategic initiative that has been primarily responsible for driving our cost of deposit funding down since September 30, 2012. We believe our scalable systems, risk management infrastructure and operating model will better enable us to achieve further operational efficiencies as we grow our business.

Opportunistically Pursue Acquisitions
Our management team has extensive expertise and a successful track record in evaluating, executing and integrating attractive, franchise-enhancing acquisitions. We have successfully completed eight acquisitions since 2006, including our 2010 FDIC assisted acquisition of TierOne Bank, which represented approximately $2.5 billion in acquired assets. We will continue to consider acquisitions that are consistent with our business strategy and financial model as opportunities arise. Illustrated below, as of September 30 of each indicated year, is the growth in our total assets as a result of our acquisitions in that fiscal year.

Acquired Security Bank
($0.1 billion)
Acquired Sunstate Bank and three branches from HF Financial Corp.
($0.2 billion total)
Acquired First Community Bank's Colorado franchise and a branch from Wachovia
($0.6 billion total)
Acquired F&M Bank-Iowa and TierOne Bank
($3.0 billion total)
Acquired North Central Bancshares Inc.
($0.4 billion)
$10.0
$9.0
$8.0
$7.0
$6.0
$5.0
$4.0
$3.0
$2.0
$1.0
$0.0
$3.1
$3.4
$4.3
$5.2
$8.3
$8.2
$9.0
$9.1
$9.4
$9.8
'06
'07
'08
'09
'10
'11
'12
'13
'14
'15
Pre-Acquisition Assets
Acquired Assets

Note: Total assets are as of September 30 of each fiscal year. Acquired assets are the total of the fair value of total assets acquired and the net cash and cash equivalents received, at the time of acquisition of each indicated year.

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

Prior to the initial public offering of shares of our common stock in October 2014, we were an indirect wholly-owned subsidiary of NAB. NAB sold 18.4 million shares, representing 31.8% of our common stock, in the initial public offering. On May 6, 2015, NAB sold 23.0 million shares of our common stock, representing 39.7% of the common stock, in the second stage of its planned divestiture. After completion of the May 6, 2015, offering, NAB beneficially owned 28.5% of our outstanding common stock. On July 31, 2015, NAB sold all of its remaining shares of our common stock in a secondary public offering of 13,819,596 shares and a concurrent share repurchase transaction in which we acquired 2,666,518 shares from NAB to fully divest its ownership. In addition, the Company paid all remaining debt obligations, except for income tax payable, to NAB and terminated all agreements with NAB and its affiliates except for the Transitional Services Agreement.
Our Business Lines
Business Banking
Business banking is a key focus of our business model and is one of our core competencies. We provide business banking services to small and mid-sized businesses across a diverse range of industries, including key sectors supporting regional growth such as ancillary agribusiness services (e.g., farm equipment suppliers and grain and seed merchants), freight and transport, healthcare (e.g., hospitals, physicians, care facilities and dentists) and tourism. We offer our business banking customers a focused range of financial products designed to meet the specific needs of their businesses, including loans, lines of credit, cash management services, online business deposit and wire transfer services, in addition to non-interest-bearing demand deposit and savings accounts and corporate credit cards. At September 30, 2015, business banking represented $2.14 billion in deposits, an increase of $366.9 million from fiscal year 2014, and $4.46 billion in loans, an increase of $343.7 million, which represents 29.0% and 60.7%, respectively, of our total deposits and loans.
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
Our business banking lending portfolio comprises of C&I and CRE loans. C&I loans represent one of our core competencies in business banking. We offer a focused range of lending products to our C&I customers, including working capital and other shorter-term lines of credit, fixed-rate loans over a wide range of terms, including our tailored business loans, and variable-rate loans with varying terms. CRE loans include both owner-occupied CRE and non-owner-occupied CRE loans, multifamily residential real estate loans and construction and development loans. CRE lending is a significant component of our overall loan portfolio, although we are focused on managing our exposure to land development loans within construction and development lending, in particular, which we believe is relatively riskier than other types of CRE lending, including owner-occupied CRE lending. The composition of our business lending, as of September 30, 2015, is as follows:

	September 30, 2015
	Nebraska	Iowa / Kansas / Missouri	South Dakota	Arizona / Colorado	Other(1)	Total	% of Total Loan Unpaid Principal Balance
	(dollars in thousands)
C&I loans	$305,512	$805,757	$253,662	$187,010	$58,887	$1,610,828	21.9%
Non-owner-occupied CRE loans	262,849	339,270	348,878	239,320	37,037	1,227,354	16.7%
Owner-occupied CRE loans	230,636	364,988	244,793	281,073	551	1,122,041	15.3%
Construction and development loans	55,107	56,750	79,385	60,413	5,042	256,697	3.5%
Multifamily residential real estate loans	123,662	43,759	42,633	28,221	1,381	239,656	3.3%
Total business loans	$977,766	$1,610,524	$969,351	$796,037	$102,898	$4,456,576	60.7%
(1) Balances in this column represent acquired workout loans and certain other loans managed by our staff, commercial credit card loans, fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

The compositions of our C&I and CRE loan portfolios, aggregated by customer exposure as of September 30, 2015, are diversified across loan sizes, as set forth below:
                C&I and CRE Loan Portfolio Compositions
C&I                                CRE

<$250K
9.5%
$15M+
23.3%
$250K - $1M
12.9%
$1M - $5M
27.9%
$5M- $15M
26.4%

Agribusiness Banking
In addition to business banking, we consider agribusiness lending one of our core competencies. We have been providing banking services to the agricultural community since our bank was founded in 1935. We have developed extensive expertise and brand recognition in agribusiness lending (which is the largest single industry that we serve). We provide loans and banking services to agribusiness customers across our geographic footprint. We predominantly lend to grain and protein producers who produce a range of agricultural commodities. Our agribusiness customers range in size from small, family farms to large, commercial farming operations. At September 30, 2015, our agribusiness loan portfolio was $1.86 billion, representing 25.4% of our bank’s $7.33 billion in total lending. Our agribusiness loan portfolio was balanced at September 30, 2015, among the major types of agricultural production undertaken in our footprint, with grains (primarily corn, soybeans and wheat) representing 36.0% of our agribusiness loan portfolio; proteins representing 49.3% of our agribusiness loan portfolio (primarily beef cattle, dairy products and hogs); and other products representing 14.7% of our agribusiness loan portfolio (including cotton, trees, fruits and nuts and vegetables, among others), as set forth below:
Agribusiness Loan Portfolio

Other Specialty, 13%
Cotton, 2%
Hogs, 6%
Grains, 36%
Dairy Farms, 16%
Beef Cattle, 27%

The composition of our agribusiness lending portfolio is also geographically diversified across our footprint in our four business regions, as set forth below:

	September 30, 2015
	Agribusiness Loans	% of Agribusiness Loan Portfolio
	(dollars in thousands)
South Dakota	$655,319	35.2%
Arizona and Colorado	565,571	30.4%
Iowa, Kansas and Missouri	456,695	24.5%
Nebraska	171,790	9.2%
Other(1)	12,090	0.7%
Total	$1,861,465	100.0%
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
Retail Banking
Retail banking provides a source of low-cost funds and deposit-related fee income. At September 30, 2015, our branch network consisted of 158 branch offices located in 116 communities. Our branch network enhances our ability to gather deposits, expand our brand presence, service our customers’ needs, originate loans and maintain our lending relationships.
We offer traditional banking products to our retail customers, including non-interest-bearing demand accounts, savings and money market accounts, individual retirement accounts, or ("IRAs"), and time certificates of deposits. As the banking industry continues to experience broader customer acceptance of online and mobile banking tools for conducting basic banking functions and retail customers use branch locations with less frequency than they have historically, we serve our customers through a wide range of non-branch channels; including online, telephone and mobile banking platforms. In addition, we continue to optimize our branch network and have closed less profitable branches. We continue to strive to optimize the effectiveness of our distribution channels and increase our operational efficiency to adapt to increasing customer preferences for self-service banking capabilities. At September 30, 2015, we had ATMs at 156, or 99%, of our branches and had another 26 company-owned ATMs at off-site locations. We are part of the MoneyPass, SHAZAM and NETS networks, enabling our customers to take out cash surcharge-free and service charge-free at over 25,000 ATM locations across the country.
Our retail branch network is spread among our four regions as follows:

	September 30, 2015
	Number of branches	% of branches
South Dakota	23	14.6%
Arizona and Colorado	28	17.7%
Iowa, Kansas and Missouri	54	34.2%
Nebraska	53	33.5%
Total	158	100%

We also provide a variety of loan products to individuals. At September 30, 2015, our residential real estate and consumer portfolio was $994.9 million, representing 13.5% of our total lending, and comprised residential mortgage loans, home equity loans and home equity lines of credit and general lines of credit, and auto loans and other loans. We also have a small amount of consumer credit card balances outstanding. In addition to retail loans held in our portfolio, we also originate residential mortgage loans for resale (including their servicing) on the secondary market and, in the fiscal year ended September 30, 2015, we sold $281.6 million of these loans. At September 30, 2015, we had a retail and mortgage loan officer base of 376 individuals. Home equity originations (including residential mortgages) are sourced almost exclusively through our branch network. Our home equity loan portfolio is conservatively underwritten, including assessment of the borrower’s FICO score and the loan-to-value ratio. See “—Loans—Underwriting Principles” for discussion of our credit underwriting standards.
Wealth Management
We also provide our customers with a selection of wealth management solutions, including financial planning, private banking, investment management and trust services through associations with third party vendors, including a registered broker-dealer and investment adviser. Our investment representatives offer our customers investment management services through our branch network which entails overseeing and recommending investment allocations between asset classes based on a review of a client’s risk tolerance. These representatives also offer and sell insurance solutions, including life insurance and offer trust services, including personal trusts and estate planning. At September 30, 2015 our investment representatives had $563.2 million in assets under management, and, through our trust services group, we had $636.8 million in assets under management, for a combined total of $1.20 billion in assets under management. Enhancing and expanding our wealth management business is an important component of our strategic plan, as we believe it can deepen our customer relationships, create cross-selling opportunities and drive stable and recurring revenue.
Loans
Overview
Our loan portfolio consists primarily of C&I, CRE and agribusiness loans. We also originate residential real estate loans, personal loans, home equity loans, lines of credit, credit cards and auto loans. As described below, our loan portfolio is diversified across our customer base, and less than 1% of the outstanding balances in the portfolio are unsecured.
The following chart sets forth the composition of our loan portfolio by loan category as of September 30, 2015:

Residential real estate 12.5%
Consumer 1.0%
Other 0.5%
Multifamily 3.3%
Commercial non-real estate 21.9%
Non owner-occupied CRE 16.7%
Owner-occupied CRE 15.3%
Ag real estate 12.1%
Construction & development 3.5%
Ag operating 13.2%

Our underwriting standards, discussed below, require portfolio diversification across geographies, industries and customers. Our lending is spread among our four geographic regions, with each region representing between 19% and 33% of our lending portfolio at September 30, 2015. Within each region, our lending is also diversified both across our loan categories referenced above and within each of these categories. For example, within agribusiness lending, our portfolio is diversified across grain, protein and other types of agribusiness. Our C&I and owner-occupied CRE lending categories are well diversified, with no individual industry comprising more than 8% of lending in these combined categories. See “—Our Business Lines—Agribusiness Banking” for

information about the composition of our agribusiness loan portfolio and “—Our Business Lines—Business Banking” for information about the composition of our business banking loan portfolio. At a customer level, our largest exposure represents 0.8% of our total loans, and our top ten loan exposures represent approximately 5% of our total loans at September 30, 2015.
Underwriting Principles
General. We apply consistent credit principles in our assessment of lending proposals across all loan categories. We are a cash flow-focused lender, which means our assessment of any potential loan includes an analysis of whether the customer can generate sufficient cash flow, not only in normal operating conditions but in a range of circumstances, to ensure the likelihood that the borrowers’ repayment obligations to our bank can be fully met. Our underwriting procedures include an assessment of the borrower’s cash flow sustainability, the acceptability of the borrowing purpose, the borrower’s liquidity, leverage, collateral quality and adequacy, industry dynamics, management capability, integrity and experience. For residential real estate, consumer and other lending, our underwriting process is intended to assess the prospective borrower’s credit standing and ability to repay (which we analyze based on the borrower’s cash flow, liquidity, credit standing, employment history and overall financial condition) and the value and adequacy of any collateral.
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
We also assess the presence and viability of one or more acceptable secondary sources of repayment to mitigate potential future borrower cash flow deterioration. To improve the reliability of secondary sources of repayment, we prefer originating loans on a secured basis, and at September 30, 2015, less than 1% of our total lending was on an unsecured basis. We typically engage in unsecured lending only in situations involving long-standing customers of sound net worth and above-average liquidity with strong repayment ability (other than in connection with credit cards we issue).
We have a delegated commitment authorities framework that provides a conservative level of lending authority to our bankers commensurate with their role and lending experience. Commitments above the lending thresholds established for a banker require the approval, depending on the size of the commitment, of our regional credit managers, central senior credit managers, Chief Credit Officer or Chief Risk Officer or, for our largest commitments, our transactional credit committee. Loan analysis and decisions are documented and form part of the loan’s continual monitoring and relationship management record. We believe this framework provides the necessary separation of authority and independence in the credit underwriting process while providing flexibility to expedite appropriate credit decisions and provide competitive customer service.
Agribusiness. The underwriting principles described above generally apply to our agribusiness lending, although our assessment of cash flow sustainability, acceptability of borrowing purpose, borrower liquidity, industry environment, and management capability, integrity and experience are considered in light of the unique attributes of agribusiness lending. For example, we review the adequacy and sustainability of an agribusiness customer’s operating cash flows to determine adequate coverage of interest and principal repayments, and, generally, require a minimum of 1.25 times average coverage over a medium term of two to five years. We ensure that we understand the purpose of the loan and are willing to fund it. We work with the borrower to select the appropriate funding facility, such as working capital line funding for short-term needs, medium-term borrowing to fund purchases of durables like machinery or equipment and long-term real estate loans, which are typically committed for five to ten years, with a maximum of 15 years. All of our agribusiness real estate loans are fully amortizing, based on full loan repayment over 15 to 25 years, and, for fixed-rate loans longer than five years, we typically enter into matching fixed-to-floating interest rate swaps as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Business and Financial Statements—Loans and Interest Rate Swaps Accounted for at Fair Value.”
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

•
Land prices—As discussed above, we focus on cash flow lending, which helps farms to ensure that they have sufficient cash flow to service debt and support their businesses, and generally take land as collateral, which provides a secondary repayment source, with conservative advance rate guidelines in assessing collateral adequacy.

Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to consumers, businesses and other customers with a variety of rates and terms. Deposits at our bank are insured by the FDIC up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At September 30, 2015, we held $7.39 billion of total deposits, which have grown at a Compound Annual Growth Rate ("CAGR") of 4.2% from September 30, 2010 to September 30, 2015. At September 30, 2015, our deposit base consisted of $2.86 billion, or 38.8%, in checking accounts, $3.15 billion, or 42.6%, in money market, savings and passbook accounts, and $1.38 billion, or 18.6%, in time deposits and IRAs.
Our deposit base is diversified across our geographic footprint, as illustrated by the following table showing the composition of our deposit base by the geographic region of our branches at September 30, 2015:

	September 30, 2015
State	Number of Branches	Deposits (in thousands)	% of Deposits
Nebraska	53	$2,334,172	31.6%
Iowa, Kansas and Missouri	54	2,305,489	31.2%
South Dakota	23	1,529,483	20.7%
Arizona and Colorado	28	1,141,950	15.5%
Corporate and other	—	75,971	1.0%
Total	158	$7,387,065	100.0%
Our deposit base is also diversified by client type. As of September 30, 2015, no individual depositor represented more than 1.7% of our total deposits, and our top ten depositors represented only 10.5% of our total deposits. The composition of our deposit mix has recently changed with an increased proportion of non-interest-bearing deposits and other transaction accounts and a lower proportion of more expensive time deposits as a result of a strategic initiative launched during fiscal year 2013. This shift in deposit mix has been largely responsible for the recent declines in our average cost of deposits from 0.68% at September 30, 2012 to 0.32% at September 30, 2015. At September 30, 2015, our deposit base included $815.9 million of municipal deposits, against which we were required to hold $519.2 million of collateral. Municipal deposits represent approximately 588 customers with an average balance per customer of $1.39 million.

The graph below shows our non-interest-bearing deposits, interest-bearing demand deposits and time deposits at the end of each fiscal year presented, as well as weighted average costs of deposits for each fiscal year presented:

0.68%
$6,885
$6,948
0.48%
$7,052
0.36%
$7,387
0.32%
FY12
FY13
FY14
FY15
Deposits
Cost of Deposits

Risk Oversight and Management
We believe risk management is another core competency of our business. As we have grown historically, our risk team and its capabilities have expanded. We have also implemented comprehensive policies and procedures for credit underwriting and monitoring of our loan portfolio, including strong credit practices among our relationship bankers, allowing credit decisions to be made efficiently on a local basis consistent with our underwriting standards. We believe that our risk management is more robust than that of most banks our size, resulting in our ability to grow our loan portfolio without compromising credit quality. We were also able to remain profitable while maintaining strong asset quality through the financial crisis, in part due to our focus on our core business and adherence to our disciplined risk management which enabled us to largely avoid higher-risk lending practices that impacted other lenders in the industry during 2009 to 2011. Our robust risk capabilities are embedded into our operations.
Our risk management consists of comprehensive policies and processes and seeks to emphasize personal ownership and accountability for risk with all our employees. We expect our people to focus on managing our risks, and we support this with appropriate oversight and governance and 84 risk management employees as of September 30, 2015 (including 9 internal audit employees who report directly to the Audit Committee of our Board of Directors). We delegate authority for our risk management oversight and governance to a number of executive management committees, each responsible for overseeing various aspects of our risk management process. Various board committees provide oversight over our risk management function.
Our Management Risk Committee is responsible for oversight and governance of all risks across the enterprise. These responsibilities include monitoring our bank’s overall risk profile to ensure it remains within the board-approved risk appetite and adjusting activities as appropriate, assessing new and emerging risks, monitoring our risk management culture, assessing acceptability of the risk impacts of any material changes (or additions) to our products, vendor relationships, partnerships or other processes and overseeing compliance with regulatory expectations and requirements. The Management Risk Committee is chaired by our President and Chief Executive Officer and includes our Chief Risk Officer and executives representing our business and support areas together with senior risk managers. The Management Risk Committee is supported by the following four subcommittees, each with specific responsibility to monitor, oversee and approve changes in their respective areas of focus relating to risks: Asset & Liability Committee, Operational Risk & Compliance Committee, Transactional Credit Committee and Technology Committee. Our Transactional Credit Committee reviews and approves our largest lending exposures (i.e., those over $25 million).
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
We have well-established procedures for managing loans that either show early signs of weakness or appear to have actually weakened. These procedures include moving a loan to our “watch” list when we have early concerns. Loans on our watch list receive more intense focus, along with more senior-level monitoring and reporting, a requirement of higher credit authority approval for any further lending increase and action plans for improving the prospects for such loans. Loans that we rate “substandard” (or lower) will generally fall under the management or consultation of our strategic business services team ("SBS"), our specialist loan rehabilitations, workout and other real estate owned ("OREO") asset team. These loans are actively managed, with the primary goal of SBS rehabilitating the loans to “performing” status. If rehabilitation is not feasible, a loan workout strategy is developed and put into execution to maximize our bank’s recovery of loan proceeds and other costs to which it is legally entitled. SBS also oversees the litigation of troubled assets, when appropriate. In addition, appropriate reserves and charge-offs are made based on assessment of potential realization levels and related costs.
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

Information Technology Systems
We devote significant resources to maintain stable, reliable, efficient and scalable information technology systems. We utilize a single, highly integrated core processing system from a third party vendor across our business that improves cost efficiency and acquisition integration. As advantageous, we work with our third party vendors to maximize the efficiency of our use of their applications. We use integrated systems to originate and process loans and deposit accounts, which reduces processing time, improves customer experience and reduces costs. Most customer records are maintained digitally. We are also currently executing several initiatives to enhance our online and mobile banking services to further improve the overall client experience.
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
Employees
As of September 30, 2015, we had 1,475 total employees, which included 1,321 full-time employees, 143 part-time employees and 11 temporary employees. Of our 1,475 employees, 1,086 are in core banking (i.e., non-line of business branch network employees, including relationship bankers), 83 employees are in lines of business (e.g., mortgage, credit cards, investments), 28 employees are in finance, 158 employees are in support services (i.e., employees in operations, IT and projects), 84 employees are in risk management (including 9 internal audit employees that report directly to the Audit Committee of our Board of Directors) and 36 employees are in other functions. We believe our relationship with our employees to be generally good. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements.
Executive Officers of the Registrant
The following table and the descriptions below set forth biographical information regarding our executive officers:

Name	Age	Position
Ken Karels	59	President, Chief Executive Officer and Director
Peter Chapman	42	Chief Financial Officer and Executive Vice President
Stephen Ulenberg	58	Chief Risk Officer and Executive Vice President
Allen Shafer	53	Executive Vice President of Support Services
Doug Bass	54	Regional President and Executive Vice President
Bryan Kindopp	49	Regional President and Executive Vice President
Ken Karels has served as Great Western Bancorporation, Inc.’s President and Chief Executive Officer and on its board of directors since 2010, as well as the President and Chief Executive Officer and on the Board of Directors of Great Western Bancorp, Inc. since its formation in July 2014. Mr. Karels is also the President and Chief Executive Officer of Great Western Bank and serves on the boards of directors of Great Western Bank and our other subsidiaries. Mr. Karels’ duties include overall leadership and executive oversight of Great Western Bank. Mr. Karels has 38 years of banking experience and expertise in all areas of bank management and strategic bank acquisitions. He has served in several different capacities at Great Western Bank since February 2002, including Regional President and Chief Operating Officer for the bank’s branch distribution channel including agriculture, business and retail lending and deposits functions. During his executive tenure, Mr. Karels has helped grow Great Western Bank from $5.2 billion in assets at September 30, 2009 to nearly $10 billion in assets today. Before joining Great Western Bank, Mr. Karels served as President and Chief Executive Officer at Marquette Bank, Milbank, SD, where he was employed for 25 years.

Peter Chapman has served as Great Western Bancorporation, Inc.’s Chief Financial Officer and Executive Vice President since 2013 and on its board of directors from January 2013 until October 2014, as well as the Chief Financial Officer and Executive Vice President of Great Western Bancorp, Inc. since its formation in July 2014. Mr. Chapman is also the Chief Financial Officer and Executive Vice President of Great Western Bank. Mr. Chapman has over 20 years of industry experience and is responsible for all aspects of our financial and regulatory reporting together with planning and strategy and treasury management of our balance sheet. From 2010 until he was appointed as our Chief Financial Officer in November 2012, Mr. Chapman served as the General Manager, Finance Performance Management & Non Traded Businesses for NAB’s Wholesale Banking business. From 2007 to 2010, Mr. Chapman served as Head of Financial Control at NAB and was responsible for oversight and delivery of NAB’s external financial reporting and internal management reporting. From 2004 to 2007, Mr. Chapman was Manager, and then Senior Manager, in NAB’s Group Accounting Policy team. From 1995 to 2004, Mr. Chapman held various roles with Ernst & Young’s Financial Services Audit Division, including Group Manager of its Melbourne, Australia office’s Financial Services Audit practice, and he was seconded to Ernst & Young’s New York office from 1998 to 2000. Mr. Chapman has been a Chartered Accountant with the Institute of Chartered Accountants Australia since 1998 and is currently a Fellow of the Institute.
Stephen Ulenberg has served as Great Western Bancorporation, Inc.’s Chief Risk Officer and Executive Vice President since 2012. Mr. Ulenberg has also served as the Chief Risk Officer and Executive Vice President of Great Western Bank since 2010. Mr. Ulenberg is responsible for ensuring that risk is effectively managed and overseen across our enterprise. Mr. Ulenberg has over 30 years of experience in the financial services industry, including a 24-year career with NAB and its subsidiaries, where he has worked in a number of senior positions including frontline business leadership in commercial and wholesale banking, risk management and major, cross-organizational strategic initiatives—at both Bank of New Zealand (a NAB subsidiary) and NAB. Immediately prior to joining Great Western Bank, Mr. Ulenberg was responsible for the leadership of Bank of New Zealand’s enterprise risk management capability across a $60 billion lending portfolio. In that role, Mr. Ulenberg provided related analytics, risk reporting, portfolio metrics, risk insights, asset quality information and oversight of decision analysis, managed provisioning, risk appetite and advanced Basel models and led ongoing enhancements to Bank of New Zealand’s risk management capabilities.
Allen Shafer has served as the Executive Vice President of Support Services of Great Western Bank since August 2012. Mr. Shafer is responsible for our operations and information technology groups, along with our project management office. Mr. Shafer joined Great Western Bank in December 2002 and has held the positions of Chief Credit Officer, Regional President and Group President at Great Western Bank. Mr. Shafer has 30 years of banking experience. Prior to joining Great Western Bank, he served as Market Manager at Wells Fargo after Wells Fargo acquired Brenton Bank in Iowa. At Brenton Bank, Mr. Shafer held a variety of positions from 1991 to 2001, including President of Business Banking and Regional Manager of Commercial Banking. In 1987, Mr. Shafer joined First Interstate Bank, Seattle, WA, as a Commercial Banking Manager. Mr. Shafer began his banking career in 1985 at Citizen’s Bank and Trust, Belle Plaine, IA.
Doug Bass has served as a Regional President of Great Western Bank since 2010 and is also an Executive Vice President of Great Western Bank. Mr. Bass oversees all of our banking operations within the states of Arizona, Colorado, Iowa, Kansas and Missouri, as well as our wealth management and mortgage banking business lines. In total, Mr. Bass has over 32 years of banking experience. Mr. Bass has worked in various capacities with Great Western Bank since 2009 and has expertise in all areas of bank management within Great Western Bank. Before joining Great Western Bank, Mr. Bass served as President of First American Bank Group. Previously Mr. Bass served in various capacities over 15 years with Firstar Corporation, which is now known as US Bank, including as President and Chief Executive Officer of Firstar’s Sioux City and Council Bluffs operations in Western Iowa and as Manager of Correspondent Banking for its Eastern Iowa operations, which also included responsibility for commercial banking and agribusiness lending.
Bryan Kindopp has served as a Regional President of Great Western Bank since 2011 and is also an Executive Vice President of Great Western Bank. Mr. Kindopp oversees all of our banking operations within the states of South Dakota and Nebraska. In these two states, Mr. Kindopp is responsible for branch operations of 76 of our locations and approximately 600 of our employees. Mr. Kindopp has 24 years of banking experience. Mr. Kindopp has expertise in all areas of bank management and strategic bank acquisitions and has served in several different capacities at Great Western Bank since 2001. Mr. Kindopp’s roles have included Market President and Group President for our bank’s branch distribution channel for the Northeastern region of South Dakota. In these roles, Mr. Kindopp had responsibility for agriculture and commercial business and retail lending and deposit functions. Before joining Great Western Bank, Mr. Kindopp served as Vice President and Market Manager for three years at Marquette Bank, Kimball, SD, where he was employed for a total of ten years.

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
Regulatory Agencies
Great Western is a bank holding company under the Bank Holding Company Act or the "BHC Act". Consequently, Great Western and its subsidiaries are subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System, or the Federal Reserve. The BHC Act provides generally for “umbrella” regulation of bank holding companies and functional regulation of holding company subsidiaries by applicable regulatory agencies. Great Western Bank, our bank subsidiary, is an FDIC-insured commercial bank chartered under the laws of South Dakota. Our bank is not a member of the Federal Reserve System. Consequently, the FDIC and the Division of Banking of the South Dakota Department of Labor and Regulation, or the South Dakota Division of Banking, are the primary regulators of our bank and also regulate our bank’s subsidiaries. As the owner of a South Dakota-chartered bank, Great Western is also subject to supervision and examination by the South Dakota Division of Banking. Great Western is also subject to the disclosure and regulatory requirements of the Exchange Act administered by the Securities and Exchange Commission, or SEC, and, following the listing of our common stock, the rules adopted by the New York Stock Exchange, or NYSE, applicable to listed companies. We offer certain insurance and investment products through one of our bank’s subsidiaries that is subject to regulation and supervision by applicable state insurance regulatory agencies and by the Financial Industry Regulatory Authority, or FINRA, as a result of a contractual relationship we have with a third party broker-dealer relating to the provision of some wealth management and investment services to customers.
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
Regulatory Capital Requirements
The Federal Reserve monitors the capital adequacy of our holding company on a consolidated basis, and the FDIC and the South Dakota Division of Banking monitor the capital adequacy of our bank. The bank regulators use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy. The risk-based capital guidelines applicable to us and our bank are based on the Basel Committee’s December 2010 final capital framework, known as Basel III, as implemented by the federal bank regulators. The risk-based guidelines are intended to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to weighted risk categories, and capital is classified in one of the following tiers depending on its characteristic:
Common Equity Tier 1 ("CET1") Capital- CET1 capital for us includes common equity, surplus and retained earnings less goodwill, most intangible assets and certain other assets. The capital rules require bank holding companies and banks to include Accumulated Other Comprehensive Income ("AOCI") into CET1 unless the bank and bank holding company use a 1 time election to exclude AOCI from its regulatory capital metrics on January 1st, 2015. We elected to exclude AOCI from CET1.
Tier 1 (Core) Capital-Tier 1 capital for us includes CET1 and qualifying trust preferred securities at the holding company level, less goodwill, most intangible assets and certain other assets.
Tier 2 (Supplementary) Capital-Tier 2 capital for us includes qualifying subordinated debt and a limited amount of allowances for loan and lease losses.
Bank holding companies and banks are also currently required to comply with minimum leverage requirements, measured based on the ratio of a bank holding company’s or a bank’s, as applicable, Tier 1 capital to adjusted quarterly average total assets (as defined for regulatory purposes). These requirements generally necessitate a minimum Tier 1 leverage ratio of 4% for all bank holding companies and banks. To be considered “well capitalized” under the regulatory framework for prompt corrective action, our bank must maintain minimum Tier 1 leverage ratios of at least 5%. See “-Prompt Corrective Action Framework.”

Basel III and the Capital Rules. In July 2013, the federal bank regulators approved final rules, or the Capital Rules, implementing the Basel Committee’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, and various provisions of the Dodd-Frank Act. The Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and banks, including us and our bank, compared to the previous risk-based capital rules. The Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratio calculations. The Capital Rules also address risk weights and other issues affecting the denominator in regulatory capital ratio calculations, including by replacing the existing risk-weighting approach derived from Basel I with a more risk-sensitive approach based, in part, on the standardized approach adopted by the Basel Committee in its 2004 capital accords, known as Basel II. The Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal bank regulators’ rules. Subject to a phase-in period for various provisions, the Capital Rules became effective for us and for our bank beginning on January 1, 2015.
Under the Basel III Capital Rules, the minimum capital ratios are (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets and (iii) 8% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.
The current capital rules also include a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us or our bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in, the Capital Rules will require us, and our bank, to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets.
The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The Capital Rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital for most bank holding companies. Bank holding companies such as us who had less than $15 billion in assets as of December 31, 2009 (and who continue to have less than $15 billion in assets) are permitted to include trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital under the Capital Rules, however.
The Capital Rules also prescribed a new standardized approach for risk weightings that expanded the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0%, for U.S. government and agency securities, to 600%, for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.
With respect to our bank, the Capital Rules also revised the prompt corrective action regulations pursuant to Section 38 of the Federal Deposit Insurance Act, or the FDIA. See “-Prompt Corrective Action Framework.”
We believe that, as of September 30, 2015, we and our bank would meet all capital adequacy requirements under the Capital Rules on a fully phased-in basis as if such requirements were then in effect.
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
In September 2015, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to us or our bank. The federal bank regulators have not yet proposed rules to implement the NSFR, but the Federal Reserve has stated its intent to adopt a version of this measure as well.
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
The Capital Rules revised the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the provision that provided that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.
As of September 30, 2015, we and our bank were well capitalized with Tier 1 capital ratios of 10.9% and 11.2%, respectively, total capital ratios of 12.1% and 12.0%, respectively, Tier 1 leverage ratios of 9.1% and 9.4%, respectively, and a CET1 ratio of 10.1% and 11.2%, respectively, as calculated under Basel III which went into effect on January 1, 2015. For more information on these financial measures, including reconciliations to our and our bank’s Tier 1 capital ratio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital.”
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
Safety and Soundness Standards
The FDIA requires the federal bank regulators to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the bank regulator must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution may be subject under the FDIA. See “-Prompt Corrective Action Framework.” If an institution fails to comply with such an order, the bank regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.
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
While neither we nor our bank currently have $10 billion or more in total consolidated assets, we have begun analyzing these rules to ensure we are prepared to comply with the rules when and if they become applicable. In particular, we have established a risk committee and have begun running periodic and selective stress tests on liquidity, interest rates and certain areas of our loan portfolio to prepare for compliance with FDIC stress testing requirements. Based on our historic organic growth rates, we expect that our total assets and our bank’s total assets will exceed $10 billion within the next year.
The Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The statutory provision is commonly called the “Volcker Rule.” In December 2013, federal regulators adopted final rules to implement the Volcker Rule that became effective in April 2014. The Federal Reserve, however, issued an order extending the period that institutions have to conform their activities to the requirements of the Volcker Rule to July 21, 2015. Banks with less than $10 billion in total consolidated assets, such as our bank, that do not engage in any covered activities, other than trading in certain government, agency, state or municipal obligations, do not have any significant compliance obligations under the rules implementing the Volcker Rule. We are continuing to evaluate the effects of the Volcker Rule on our business, but we do not currently anticipate that the Volcker Rule will have a material effect on our operations.
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
On July 31, 2013, the U.S. District Court for the District of Columbia found the interchange fee cap and the exclusivity provision adopted by the Federal Reserve to be invalid. The U.S. Court of Appeals for the District of Columbia, or D.C. Circuit, reversed this decision on March 21, 2014, generally upholding the Federal Reserve’s interpretation of the Durbin Amendment and the Federal Reserve’s rules implementing it. On August 18, 2014, the plaintiffs in this litigation filed a petition for a writ of certiorari asking the U.S. Supreme Court to review the D.C. Circuit’s decision with respect to the interchange fee cap. The petition was denied on January 23, 2015. With the U.S. Supreme Court's denial of certiorari, the U.S. Court of Appeals decision will stand. We continue to monitor developments in the litigation surrounding these rules.
Currently, we are subject to the interchange fee cap as a result of NAB’s previous ownership of us during the 2015 fiscal year. Since NAB no longer controls us for bank regulatory purposes, we will be able to qualify for the small issuer exemption from the interchange fee cap depending on our total assets at December 31, 2015. The small issuer exemption applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. In the event we qualify for the small issuer exemption, we understand we will be subject to the interchange fee cap beginning July 1 of the year following the time when our total assets reach or exceeds $10 billion and are in the process of confirming this with our regulators. Reliance on the small issuer exemption does not exempt us from federal regulations prohibiting network exclusivity arrangements or from routing restrictions, however, and these regulations have negatively affected the interchange income we have received from our debit card network.
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
Available Information
Our internet address is www.greatwesternbank.com.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available free of charge through our website (by clicking on the Investor Relations tab) as soon as reasonably practicable after the filing or furnishing of such material with the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS
Investing in our common stock involves a significant degree of risk. The material risks and uncertainties that management believes affect us are described below. Before investing in our common stock, you should carefully consider the risks and uncertainties described below, in addition to the other information contained in this report. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition or results of operations. As a result, the trading price of our common stock could decline, and you could lose some or all of your investment. Further, to the extent that any of the information in this report constitutes forward-looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary Note Regarding Forward-Looking Statements.”
Risks Related to Our Business
Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in our states in particular.
Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our future growth, is highly dependent upon the business environment in the markets in which we operate, principally in our states, and in the United States as a whole. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in South Dakota, Iowa, Nebraska, Colorado, Arizona, Kansas and Missouri. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels (particularly for agricultural commodities), monetary policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; state or local government insolvency; or a combination of these or other factors.
In recent years, the U.S. economy has faced a severe economic crisis including a major recession from which it is slowly recovering. Business growth across a wide range of industries and regions in the United States remains reduced, and local governments and many businesses continue to experience financial difficulty. Since the recession, economic growth has been slow and uneven and there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition or results of operations.
The agricultural economy in our states has been affected by declines in prices and the rates of price growth for various crops. Weaker crop prices themselves could increase the risk of default on agricultural loans. Similarly, weaker crop prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral for certain of our loans. For example, in the second quarter of fiscal 2015, we performed a review on a substantial portion of our grain farming loan portfolio, identifying loans potentially affected by declines in agricultural commodity prices and lower collateral values. We continue to monitor our grain farming portfolio and such loans and, where available, seek from the borrower credit enhancements such as additional collateral or government guarantees. Further declines in commodity prices or collateral values may increase the incidence of default by our borrowers. Moreover, weaker crop prices might threaten farming operations in the United States, reducing market demand for agricultural lending. In particular, farm income has seen recent declines as a result of lower crop prices and some drought conditions. In line with the downturn in farm income, farmland prices are coming under pressure.
In addition, certain local economies in our states rely to varying extents on manufacturing, which has experienced steep declines in the United States over the last decade. Declines in agriculture or manufacturing in these local economies may cause the local commercial environment to decline, which may impact the credit quality of certain of our borrowers or reduce the demand for our products or services. Declines in manufacturing also may negatively affect the market for, and the value of, any industrial equipment or machinery and any raw materials used as collateral for any loans in our portfolio. Further, it is possible the economies of our states may not improve as much as the economies of other regions in any nationwide economic recovery.
We focus on originating business loans (in the form of commercial and industrial loans and commercial real estate loans), which may involve greater risk than residential mortgage lending.
As of September 30, 2015, our business lending, which consists of our C&I and CRE loans, represented approximately $4.46 billion, or 60.7%, of our loan portfolio. Our C&I loans and CRE loans secured by owner-occupied property, or owner-occupied CRE loans, which together form the core of our business banking focus, totaled approximately $2.73 billion, or 37.2%, of our loan portfolio at September 30, 2015, with undisbursed loan commitments for these loans amounting to an additional $694 million. We also had approximately $1.72 billion of other CRE loans (i.e., construction and development loans, multifamily residential real estate loans and CRE loans secured by commercial property that is not owner-occupied) at September 30, 2015, or 23.4% of our loan portfolio, including construction and development loans representing approximately 14.9% of our other CRE loans. Because payments on C&I loans, owner-occupied CRE loans and other CRE loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Collateral of all types, and particularly that of a specialized nature, may also experience significant declines in value in the short/medium term or the longer term. These types of loans may have a greater risk of loss than residential mortgage lending, in part because these loans are generally larger or more complex to underwrite than residential mortgages. In particular, real estate construction, acquisition and development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. If a decline in economic conditions or other issues cause difficulties for our borrowers of these types of business loans, if we fail to evaluate the credit of these loans accurately when we underwrite them or if we do not continue to monitor adequately the performance of these loans, our lending portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations.
In addition to business loans, much of our lending is agricultural, and agricultural loans are dependent for repayment on the successful operation and management of the farm property, the health of the agricultural industry broadly, and on the location of the borrower in particular, and other factors outside of the borrower’s control.
At September 30, 2015, our agricultural loans, consisting primarily of agricultural operating loans (e.g., loans to farm and ranch owners and operators) and agricultural real estate loans, were $1.86 billion, representing 25.3% of our total loan portfolio. At September 30, 2015, agricultural operating loans totaled $968.5 million, or 13.2% of our loan portfolio; and agricultural real estate loans totaled $892.9 million, or 12.1%, of our loan portfolio. The primary livestock of our customers to whom we have extended agricultural loans include dairy cows, hogs and feeder cattle, and the primary crops of our customers to whom we have extended agricultural loans include corn, soybeans and, to a lesser extent, cotton and wheat. In addition, we estimate that 13% of our C&I loans and owner-occupied CRE loans were agriculture-related loans at September 30, 2015.
Agricultural markets are highly sensitive to real and perceived changes in the supply and demand of agricultural products. As over 85% of our agricultural lending (excluding C&I loans and owner-occupied CRE loans) is to farms producing grain, beef cattle, dairy products or hogs, our performance is closely related to the performance of, and supply and demand in, these agricultural sub-sectors. Weaker crop prices, particularly for grains, could reduce the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serves as collateral for certain of our loans.
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
Declines in agricultural commodity prices may have a particularly negative effect on certain farm borrowers. Lower prices for agricultural products may cause farm revenues to decline and farm operators may be unable to reduce expenses as quickly as their revenues decline. In addition, many farms are dependent on a limited number of key individuals whose injury or death could significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than residential mortgage lending, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale) or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.
Our business is significantly dependent on the real estate markets where we operate, as a significant portion of our loan portfolio is secured by real estate.
At September 30, 2015, 63.3% of our aggregate loan portfolio, comprising our CRE loans (representing 38.7% of our aggregate loan portfolio), residential real estate loans (representing 12.5% of our aggregate loan portfolio) and agriculture real estate loans (representing 12.1% of our aggregate loan portfolio), was primarily secured by interests in real estate predominantly located in the states in which we operate. In addition, some of our other lending occasionally involves taking real estate as primary or secondary collateral. Real property values in these states may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes, commercial properties and farmland, in the states in which we operate could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally. Our CRE loans, in particular, totaled approximately $2.85 billion at September 30, 2015, or 38.7% of our loan portfolio, and may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. Agricultural real estate loans may be affected by similar factors to those that affect agricultural loans generally, including adverse weather conditions, disease and declines in the market prices for agricultural products or farm real estate. In addition, declines in real property values in the states in which we operate could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition or results of operations.
We are subject to interest rate risk.
Fluctuations in interest rates may negatively impact our banking business and may weaken demand for some of our products. Our earnings and cash flows are largely dependent on net interest income, which is the difference between the interest income we receive from interest-earning assets (e.g., loans and investment securities) and the interest expense we pay on interest-bearing liabilities (e.g., deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities. Interest rates are volatile and highly sensitive to many factors that are beyond our control, such as economic conditions and policies of various governmental and regulatory agencies, and, in particular the monetary policy of the Federal Open Market Committee of the Federal Reserve System, or the FOMC. In recent years, it has been the policy of the FOMC and the U.S. Treasury to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the current low interest rate environment. If a low interest rate environment persists, our net interest income may further decrease. This would be the case because our ability to lower our interest expense has been limited at these interest rate levels, while the average yield on our interest-earning assets has continued to decrease. Moreover, as interest rates begin to increase, if our floating rate interest-earning assets do not reprice faster than our interest-bearing liabilities in a rising rate environment, our net interest income could be adversely affected. If our net interest income decreases, this could have an adverse effect on our profitability, including the value of our investments.
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
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. As of September 30, 2015, 52.2% of our loans were advanced to our customers on a variable or adjustable-rate basis and another 15.2% of our loans were advanced to our customers on a fixed-rate basis where we utilized derivative instruments to swap our economic exposure to a variable-rate basis. As a result, an increase in interest rates could result in increased loan defaults, foreclosures and charge-offs and could necessitate further increases to the allowance for loan losses, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, a decrease in interest rates could negatively impact our margins and profitability.
As of September 30, 2015, we had $1.37 billion of noninterest-bearing demand deposits and $4.64 billion of interest-bearing demand deposits. The prohibition restricting depository institutions from paying interest on demand deposits, such as checking accounts, was repealed effective on July 21, 2011 as part of the Dodd-Frank Act. We then began offering interest-bearing corporate checking accounts. Current interest rates for this product are very low because of current market conditions and, so far, the impact of the repeal has not been significant to us. However, we do not know what market rates will eventually be and, therefore, we cannot estimate at this time the long-term impact of the repeal on our interest expense on deposits. If we need to offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.
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
An important feature of our credit risk management system is our use of an internal credit risk rating and control system through which we identify, measure, monitor and mitigate existing and emerging credit risk of our customers. As this process involves detailed analysis of the customer or credit risk, taking into account both quantitative and qualitative factors, it is subject to human error. In exercising their judgment, our employees may not always be able to assign an accurate credit rating to a customer or credit risk, which may result in our exposure to higher credit risks than indicated by our risk rating and control system. Although our management seeks to address possible credit risk proactively, it is possible that we will not identify credit risk in our loan portfolio and that we may fail to manage credit risk effectively. Although management does not anticipate a significant negative trend in future charge-offs as a result of movements in watch and classified loans during the 2015 fiscal year, it is possible that loans on such status will result in future charge-offs.
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
Although our management has established an allowance for loan losses it believes is adequate to absorb probable and reasonably estimable losses in our loan portfolio, this allowance may not be adequate. We could sustain credit losses that are significantly higher than the amount of our allowance for loan losses. Higher credit losses could arise for a variety of reasons, such as growth in our loan portfolio, changes in economic conditions affecting borrowers, new information regarding our loans and other factors within and outside our control. If agricultural commodity prices or real estate values were to decline or if economic conditions in one or more of our principal markets were to deteriorate unexpectedly, additional loan losses not incorporated in the existing allowance for loan losses might occur. For example, we incurred higher total credit-related charges of approximately $28.5 million during fiscal year 2015 as compared to approximately $8.9 million for fiscal year 2014. These higher charges were primarily driven by a small number of C&I lending exposures identified in March 2015. Although management believes these changes were driven by customer-specific developments and are not indicative of credit concerns across our loan portfolio, there may be other credit issues we have not identified in our loan portfolio or may not identify in the future. As a result, for any number of reasons, we may incur higher credit-related charges in the future, which may be significant. Losses in excess of the existing allowance for loan losses will reduce our net income and could have a material adverse effect on our business, financial condition or results of operations. A severe downturn in the economy generally or affecting the business and assets of individual customers would generate increased charge-offs and a need for higher reserves. In particular, a severe decrease in agricultural commodity prices or farmland prices could cause higher credit losses and a large allowance for loan losses, principally in our agricultural loan portfolios.
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
Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. This risk can increase due to a number of factors, including an over-reliance on a particular source of funding (including, for example, short-term and overnight funding) or market-wide phenomena such as market dislocation and major disasters. Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We obtain deposits directly from retail and commercial customers and through brokerage firms that offer our deposit products to their customers. As of September 30, 2015, we had $6.76 billion in direct deposits (which includes deposits from banks and financial institutions and deposits related to prepaid cards) and $626.1 million in deposits originated through brokerage firms (including network deposit sweeps). A key part of our liquidity plan and funding strategy is to expand our direct deposits as a source of funding. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for retail or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current or attract additional deposits.
Competition among U.S. banks for customer deposits is intense, may increase the cost of retaining current deposits or procuring new deposits, and may otherwise negatively affect our ability to grow our deposit base. Any changes we make to the rates offered on our deposit products to remain competitive with other financial institutions may adversely affect our profitability and liquidity. Interest-bearing accounts earn interest at rates established by management based on competitive market factors. Maintaining and attracting new deposits is integral to our business and a major decline in deposits or failure to attract deposits in the future, including any such decline or failure related to an increase in interest rates paid by our competitors on interest-bearing accounts, could have an adverse effect on our results of operations and financial condition. In addition, our ability to originate and maintain deposits could be adversely affected by the loss of our association with NAB in July 2015. The demand for the deposit products we offer may also be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products, or the availability of competing products. An inability to grow, or any material decrease in, our deposits could have a material adverse effect on our cost of funds and our ability to satisfy our liquidity needs. Further, the consequences of our liquidity risk may be more severe than other institutions because we do not currently have a credit rating from any major agency. Maintaining a diverse and appropriate funding strategy remains challenging, and any tightening of credit markets could have a material adverse impact on us. In particular, our funding from corporate and financial institution counterparties may cease to be available if such counterparties seek to reduce their credit exposures to banks and other financial institutions, which could be reflected, for example, in reductions in unsecured deposits supplied by these counterparties. Under such circumstances, we may need to seek funds from alternative sources, potentially at higher costs than our current sources.

Severe weather, natural disasters, acts of war or terrorism or other external events could significantly impact our business.
Severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. Because of the concentration of agricultural loans in our lending portfolio and the volume of our borrowers in regions dependent on agriculture, we could be disproportionately affected relative to others in the case of external events such as floods, droughts, and hail effecting the agricultural conditions in the markets we serve. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.
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

•	using inaccurate estimates and judgments to evaluate credit, operations, funding, liquidity, business, management and market risks with respect to the target institution or assets;

•	the risk that the acquired business will not perform to our expectations;

•	difficulties, inefficiencies or cost overruns in integrating and assimilating the organizational cultures, operations, technologies, services and products of the acquired business with ours;

•	the risk of key vendors not fulfilling our expectations or not accurately converting data;

•	entering geographic and product markets in which we have limited or no direct prior experience;

•	the potential loss of key employees;

•	the potential for liabilities and claims arising out of the acquired businesses;

•
litigation relating to an acquisition, particularly in the context of a publicly-held acquisition target, that could require us to incur significant expenses and cause management distraction, as well as delay and/or enjoin the transaction; and

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
On November 30, 2015 we entered into an agreement and plan of merger with respect to our acquisition of HF Financial Corp. The aforementioned risks are applicable to this transaction, including shareholder litigation challenging and attempting to enjoin the merger.

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
An interchange fee is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which is paid to debit, credit and prepaid card issuers to compensate them for the costs associated with card issuance and operation. In the case of credit cards, this includes the risk associated with lending money to customers. We earn interchange fees on these card transactions, including $6.5 million in fees during the fiscal year ended September 30, 2015. Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. In particular, the Durbin Amendment to the Dodd-Frank Act limited the amount of interchange fees that may be charged for debit and prepaid card transactions. Several recent events and actions indicate a continuing focus on interchange fees by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are further reduced, our income from those fees will be reduced, which could have a material adverse effect on our business and results of operations. In addition, the payment card industry is subject to the operating regulations and procedures set forth by payment card networks, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees or the termination of our license to use the payment card networks, all of which could have a material adverse effect on our business, financial condition or results of operations.
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
We also face risks related to cyber-attacks and other security breaches in connection with our own and third-party systems, processes and data, including credit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks (e.g., Visa, MasterCard) and our processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments on these third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, which could have a material adverse effect on our business, financial condition or results of operations. In addition, recently there have been a number of well-publicized attacks or breaches affecting others in our industry that have heightened concern by consumers generally about the security of using credit cards, which have caused some consumers, including our customers, to use our credit cards less in favor of alternative methods of payment and has led to increased regulatory focus on, and potentially new regulations relating to, these matters. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of our cards and increased costs, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyber-attacks or other breaches, our brand and reputation could be affected, could also have a material adverse effect on our business, financial condition or results of operations.
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
As of September 30, 2015, we owned $1.33 billion of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

The value of our goodwill and other intangible assets may decline in the future.
As of September 30, 2015, we had $704.9 million of goodwill and other intangible assets. Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. We review our goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired. We determine impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. A significant decline in our expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates or a significant or sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. We cannot provide assurance that we will not be required to record any charges for goodwill impairment in the future. If we conclude that such a write-down of goodwill and other intangible assets has become necessary, we will record the appropriate charge in the period in which it becomes known to us, which could have a material adverse effect on our business, financial condition or results of operations.
We rely on the mortgage secondary market for some of our liquidity.
We originate and sell mortgage loans and their servicing rights, including $281.6 million of mortgage loans sold during fiscal year 2015. We rely on Federal National Mortgage Association, or FNMA, and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of FNMA. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to FNMA. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.
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
Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include credit risk management, troubled debt restructurings, the allowance for loan losses and unfunded commitments, FDIC indemnification asset and clawback liability, goodwill impairment, core deposits and other intangibles, derivatives and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided; recognize significant impairment on goodwill and other intangible asset balances; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Impact of Accounting Estimates.”
We rely extensively on models in managing many aspects of our business, and these models may be inaccurate or misinterpreted.
We rely extensively on models in managing many aspects of our business, including liquidity and capital planning, customer selection, credit and other risk management, pricing, reserving and collections management. The models may prove in practice to be less predictive than we expect for a variety of reasons, including errors in constructing, interpreting or using the models or inaccurate assumptions (e.g., failures to update assumptions appropriately or in a timely manner). Our assumptions may be inaccurate for many reasons as they often involve matters that are inherently difficult to predict and beyond our control (e.g., macroeconomic conditions and their impact on behavior) and often involve complex interactions between a number of variables, factors and other assumptions. The errors or inaccuracies in our models may be material, and could lead us to make wrong or sub-

optimal decisions in managing our business, and this could have a material adverse effect on our business, financial condition or results of operations.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations of the SEC, as well as the rules of the NYSE. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In accordance with Section 404 of Sarbanes-Oxley, our management has conducted its initial annual assessment of the effectiveness of our internal control over financial reporting and management’s report on these internal controls is included in Item 9 of this Annual Report on Form 10-K. Beginning with the fiscal year ending September 30, 2016, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The process of assessing the effectiveness of our internal control over financial reporting requires significant documentation of policies, procedures and systems, review of that documentation by our internal auditing and accounting staff and, commencing with our 2016 fiscal year, testing by our independent registered public accounting firm. This process has involved, and will continue to involve, considerable time and attention, may strain our internal resources and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter as we continue to comply with these requirements. If our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources. This could have a material adverse effect on our business, financial condition or results of operations.
We may not be able to report our future financial results accurately and timely as a publicly listed company if we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, or if we fail to remediate the material weakness identified relating to the design and operation of our internal control over financial reporting.
As a publicly traded company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. Maintaining effective disclosure controls and procedures is necessary to identify information we must disclose in our periodic reports and maintaining effective internal control over financial reporting is necessary to produce reliable financial statements and to prevent fraud. If we fail to maintain effective disclosure controls and procedures or effective internal control over financial reporting, we may experience difficulty in satisfying our SEC reporting obligations. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and cause investors and potential investors to lose confidence in us and reduce the market price of our common stock.
We must also comply with Section 404 of the Sarbanes-Oxley Act which requires that we perform an annual evaluation of the effectiveness of our internal control over financial reporting. During the course of our evaluation and testing, we may identify deficiencies, including a material weakness, that would have to be remediated to satisfy SEC rules for attesting to the effectiveness of our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness was determined to exist, we would have to disclose this deficiency in periodic reports we file with the SEC. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and would also preclude our independent auditors from attesting to the effectiveness of our internal control over financial reporting. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the market price of our common stock.
In the process of preparing additional financial disclosures required by the SEC in connection with our initial public offering during the third quarter of fiscal year 2014, we concluded a material weakness existed in the design and operation of our internal control over financial reporting. The material weakness resulted primarily from a lack of sufficient resources and personnel within the accounting function engaged in the preparation and review of our financial statements and a lack of formal controls and procedures with respect to our internal review of the accuracy and completeness of our application of SEC rules to our consolidated financial statements. The material weakness did not affect our reported net income or stockholder’s equity for any financial reporting period or materially affect our reported total assets and total liabilities for any financial reporting period. Following identification of the material weakness, we implemented a number of controls and procedures designed to improve our control environment. In particular, we included additional members of our accounting and financial reporting staff in the preparation and review of our consolidated financial statements, hired personnel with SEC reporting experience to assist with the preparation and review of our consolidated financial statements, implemented a more formal preparation and review hierarchy designed to identify and resolve potential errors on a timely basis, and contracted with two independent consulting firms to assist in the preparation of our consolidated financial statements. In accordance with the requirements of Section 404 of the Sarbanes Oxley Act, our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015, and concluded that we maintained an effective system of internal control over financial reporting as of that date. Our management’s report on this subject is found in Item 9 of this Annual Report on Form 10-K. Item 9 also provides additional information concerning the actions we took to remediate the material weakness previously determined to exist.
More generally, if we are unable to meet the demands that have been placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Under such circumstances, we may be unable to implement the necessary internal controls in a timely manner, or at all, and future material weaknesses may exist or may be discovered. If we fail to implement the necessary improvements, or if material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the NYSE and could have a material adverse effect on our business, results of operations or financial condition. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.
In addition, due to our status as an “emerging growth company”, we have not been required to engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, control deficiencies, including material weaknesses and significant deficiencies, may have been identified. The requirement for our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting will become applicable to us during our fiscal year ended September 30, 2016.
We are an emerging growth company within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies, our common stock could be less attractive to investors.
For as long as we remain an “emerging growth company,” as defined in the JOBS Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have taken and expect to continue to take advantage of these and other exemptions until we are no longer an emerging growth company.

The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. We have elected not to take advantage of this extended transition period, which means that the financial statements included in this prospectus, as well as any financial statements that we file in the future, will be subject to all new or revised accounting standards generally applicable to public companies. Our decision to opt out of the extended transition period is irrevocable.
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
From time to time, the Financial Accounting Standards Board, or the ("FASB"), and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Impact of Accounting Estimates.”
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
Based on our historic organic growth rates, we expect that our total assets and our bank’s total assets will exceed $10 billion within the next year. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Currently, our bank is subject to regulations adopted by the CFPB, but the FDIC is primarily responsible for examining our bank’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.
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
In particular, the capital requirements applicable to us under the recently adopted capital rules implementing the Basel III capital framework in the United States started to be phased-in on January 1, 2015. Once these new rules take effect, we will be required to satisfy additional, more stringent, capital adequacy standards than we have in the past. In addition, if we become subject to annual stress testing requirements, our stress test results may have the effect of requiring us to comply with even greater capital requirements. While we expect to meet the requirements of the new Basel III-based capital rules, we may fail to do so. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity.
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
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-

related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.
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
On June 4, 2010, our bank acquired certain assets and assumed certain liabilities of TierOne Bank from the FDIC in an assisted transaction, which could present additional risks to our business. Although this transaction provided and provides for FDIC assistance to our bank through loss sharing arrangements to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the former TierOne Bank, we are still subject to some of the same risks we face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. Our ability to seek indemnification under the commercial loss-sharing arrangement in connection with TierOne terminated on June 4, 2015, and covered $63.1 million in loans as of that date. The single-family loss-sharing arrangement, which covered $97.0 million in loans at September 30, 2015, terminates in June of 2020.
Our decisions regarding the fair value of assets acquired and our estimated loss-sharing indemnification asset may be inaccurate.
We make various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In the FDIC-assisted transaction, we recorded a fair value adjustment and a related loss-sharing indemnification asset, representing 80% of expected credit losses during the life of such indemnifications. We have subsequently analyzed the portfolio on a regular basis, taking into account historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions and other pertinent information. As a result of these analyses, we have recorded allowance for loan losses, partially offset by additional indemnification assets, to address subsequent impairment in certain loans and pools of loans. While we believe that our current levels of fair value adjustments and allowance for loan losses are adequate to absorb future losses that may occur in the acquired loan portfolio, if our assumptions are incorrect, our actual losses could be higher than estimated and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a material adverse effect on our business, financial condition or results of operations.

Our ability to obtain reimbursement under the loss-sharing agreements on covered assets depends on our compliance with the terms of the loss-sharing agreements.
The loss-sharing agreements contain specific terms and conditions regarding the management of the covered assets that our bank must follow to receive reimbursement on losses from the FDIC. At September 30, 2015, $97.0 million of loans and $0.1 million of OREO was eligible for reimbursement to our bank. Under the loss-sharing agreements, our bank must, among other things:

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
Risks Related to NAB’s Divestiture of its Beneficial Ownership of Our Common Stock
We may fail to replicate or replace functions, systems and infrastructure previously provided to us by NAB.
Although, historically, we have operated largely as a standalone company without significant services being received from NAB, NAB provided certain financial, personnel and administrative support to us. As a result of divestiture of its common stock holdings in the Company and the delivery by NAB to the Company its non-control notice on August 2, 2015, NAB has no obligation to provide any further support to us and has agreed to continue to provide us with certain services NAB provided to us prior to the IPO for the applicable transitional period, including continuing to act as a counterparty to us on previously contracted interest rate swaps and providing fair value calculations related to specified loans and interest rate swaps consistent with past practice, and certain insurance coverage under NAB’s group-wide insurance policies until October 1, 2016.

We are currently expanding our infrastructure to replicate or replace the services provided by NAB under the Transitional Services Agreement that we will continue to need in the operation of our business and our costs of procuring these services or comparable replacement services may increase, may result in service interruptions and may divert management attention from other aspects of our operations. In particular, our cost of procuring insurance coverage for our business could increase following the termination of the Transitional Services Agreement as we lose the ability to leverage NAB’s relationships with insurance providers. While we do not expect any increase in cost associated with replicating and replacing services provided to us under the Transitional Services Agreement to be material, there is a risk that these costs could have a material adverse effect on our business, financial condition or results of operations. Most services provided by NAB or its affiliates terminated on August 2, 2015, and a smaller number of services will terminate on May 6, 2016.
Conflicts of interest and other disputes may arise between NAB and us that may be resolved in a manner unfavorable to us and our other stockholders.
Conflicts of interest and other disputes may arise between NAB and us in connection with our past and ongoing relationships, and any future relationships we may establish in a number of areas, including, but not limited to, the following:

•
Contractual Arrangements. We entered into several agreements with NAB prior to the completion of our IPO that provide a framework for our ongoing relationship with NAB, including a Stockholder Agreement, Transitional Services Agreement and a Registration Rights Agreement. As a result of NAB’s divestiture of our common stock and the delivery of the non-control notice, NAB’s governance and consent rights under the Stockholder Agreement, the services provided by NAB to us under the Transitional Services Agreement, and its rights under the Registration Rights Agreement terminated. Disagreements regarding the rights and obligations of NAB or us following the non-control notice under each of these agreements may be resolved in a manner unfavorable to us and our other stockholders. In addition, certain of our officers negotiating these agreements may appear to have conflicts of interest as a result of their employment with NAB or Bank of New Zealand at the time these agreements were negotiated. However, we subsequently entered into employment agreements with these individuals, and they are no longer employed by NAB or Bank of New Zealand, as applicable.

•
Competing Business Activities. In the ordinary course of its business, NAB may also engage in activities where NAB’s interests conflict or are competitive with our or our stockholders’ interests. These activities may include NAB’s interests in any transactions it conducts with us or, subject to the terms of the Stockholder Agreement, any investments by NAB in, or business activities conducted by NAB for, one or more of our competitors. Any of these disputes or conflicts of interests that arise may be resolved in a manner adverse to us or to our stockholders. Subject to the non-competition restrictions contained in the Stockholder Agreement, NAB also may pursue acquisition and other opportunities that may be part of or complementary to our business, and, as a result, those acquisition opportunities may not be available to us. As a result, our future competitive position and growth potential could be adversely affected.

•
Cross Officerships, Directorships and Stock Ownership. The ownership interests of our directors or executive officers in the common stock of NAB could create, or appear to create, conflicts of interest when directors and executive officers are faced with decisions that could have different implications for the two companies. For example, these decisions could relate (i) disagreement over the desirability of a potential business or acquisition opportunity or business plans, or (ii) employee retention or recruiting.

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
Future issues or sales of our common stock in the public market, could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute the ownership interests of our stockholders.
The market price of our common stock could decline as a result of the issues or sales of a large number of shares of our common stock available for sale or from the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.
We have also filed a registration statement registering 897,222 shares of our common stock for issuance pursuant to awards granted under our equity incentive plans. We have granted awards covering 303,693 shares of our common stock under these plans as of September 30, 2015. We may increase the number of shares registered for this purpose from time to time. Once we issue these shares, their holders will be able to sell them in the public market.
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters is located at 100 N. Phillips Ave, Sioux Falls, South Dakota 57104, and we have two leased facilities in Sioux Falls for our data center and operations centers. In addition to our corporate headquarters, we operate from 158 branch offices located in 116 communities in South Dakota, Iowa, Nebraska, Colorado, Arizona, Kansas and Missouri. We lease 36 of our branch offices, all on market terms, and we own the remainder of our offices, including our corporate headquarters. All of our banking offices are in free-standing, permanent facilities. We generally believe our existing and contracted-for facilities are adequate to meet our requirements.

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
Our common stock began trading on the New York Stock Exchange under the symbol "GWB" on October 15, 2014. Prior to October 15, 2014, there was no established trading market for our common stock. The following table presents the high and low prices of our common stock and cash dividends paid for the periods indicated.

	High	Low	Dividends Paid
Fiscal Year 2015:
First Quarter	$23.25	$18.00	$—
Second Quarter	24.24	20.15	0.12
Third Quarter	25.30	21.87	0.12
Fourth Quarter	27.34	23.08	0.12
As of December 7, 2015, there were approximately 5,200 holders of record of our common stock. Management estimates that the number of beneficial owners is significantly greater.
Dividends
We intend to pay quarterly cash dividends on our common stock, subject to approval by our board of directors. Although we expect to pay dividends according to our dividend policy, we may elect not to pay dividends. Any declarations of dividends will be at the discretion of our board of directors. In determining the amount of any future dividends, our board of directors will take into account: (i) our financial results; (ii) our available cash, as well as anticipated cash requirements (including debt servicing); (iii) our capital requirements and the capital requirements of our subsidiaries (including our bank); (iv) contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our stockholders or by our bank to us; (v) general economic and business conditions; and (vi) any other factors that our board of directors may deem relevant. Therefore, there can be no assurance that we will pay any dividends to holders of our stock, or as to the amount of any such dividends. See “Item 1A. Risk Factors—Risks Related to Our Common Stock—We may not pay dividends on our common stock in the future.”

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
None of the indentures governing our outstanding junior subordinated debentures or lines of credit contain covenants limiting our ability or the ability of our subsidiaries to pay dividends, absent a default under the terms of the indenture, or under our guarantee of the trust preferred securities issued by our affiliate that owns the applicable debentures, or a deferral of the payment of interest on such debentures in accordance with the terms of the applicable indenture.
Under our amended and restated certificate of incorporation, holders of our common stock and non-voting common stock will be equally entitled to receive ratably such dividends as may be declared from time to time by our board of directors out of legally available funds. No shares of our non-voting common stock are currently outstanding.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of September 30, 2015 about our common stock that may be issued under our equity compensation plans, which consist of the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan and the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted average exercise price of outstanding options (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	303,693	(1)	$18.00	(1)	593,529
Equity compensation plans not approved by security holders(2)	—		—		—
Total	303,693		$18.00		593,529
(1) Each of our equity compensation plans were approved by the our Board of Directors on October 8, 2014 and subsequently approved by National Americas Holdings LLC, our sole stockholder at that time, on October 10, 2014.

Purchases of Equity Securities
The following table sets forth information regarding purchases of our equity securities by us or any affiliated purchasers for the three months ended September 30, 2015:

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet purchased under the plans or programs
7/1/2015 - 7/31/15	$2,666,518	(1)	$22.50	—	—
8/1/2015 - 8/31/15	—		—	—	—
9/1/15 - 9/30/15	—		—	—	—
Total	2,666,518		$22.50	—	—

(1) On July 31, 2015 we repurchased 2,666,518 shares of our common stock from NAI at a price of $22.50 per share in connection with NAB's final disposition of its indirect ownership interest in us.

Total Shareholder Return Performance Graph
The following graph compares the cumulative total stockholder return on our common stock, since a trading market was established on October 15, 2014, to the cumulative total returns for the Standard & Poor's ("S&P") 500 Index, Russell 2000 Index and Keefe, Bruyette & Woods ("KBW") Regional Bank Index. The Company has determined to compare its performance to the KBW Regional Bank Index for purpose of the graph as it includes most of the peer banks we typically use for comparison purposes. The graph assumes that $100 was invested on October 15, 2014 in our common stock and the above indexes. The cumulative total return on each investment is as of September 30, 2015 and assumes reinvestment of dividends.

GWB Total Return
S&P500 Total Return
Russell2000 Total Return
KBW Regional Bank Index Total Return
160.00
150.00
140.00
130.00
120.00
110.00
100.00
90.00
80.00
9/30/2014
10/31/2014
11/30/2014
12/31/2014
1/31/2015
2/28/2015
3/31/2015
4/30/2015
5/31/2015
6/30/2015
7/31/2015
8/31/2015
9/30/2015

As of September 30, 2015
Great Western Bancorp Inc.	$143.14
S&P 500	$104.31
Russell 2000	$105.03
KBW Regional Bank Index	$116.18

ITEM 6.	SELECTED FINANCIAL DATA
The following consolidated financial data as of and for the dates and periods indicated is derived from our audited consolidated financial statements. The selected consolidated financial data presented below is not indicative of our future results for any period. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical financial information below also contains non-GAAP financial measures, which have not been audited.

	At and for the fiscal year ended September 30,
	2015	2014	2013	2012
	(dollars in thousands)
Income Statement Data:
Interest and dividend income	$363,381	$352,476	$349,634	$339,142
Interest expense	29,884	32,052	39,161	50,971
Net interest income	333,497	320,424	310,473	288,171
Provision for loan losses	19,041	684	11,574	30,145
Net interest income, after provision for loan losses	314,456	319,740	298,899	258,026
Noninterest income	33,890	39,781	59,832	67,946
Noninterest expense	186,794	200,222	208,590	208,819
Income before income taxes	161,552	159,299	150,141	117,153
Provision for income taxes	52,487	54,347	53,898	44,158
Net income	$109,065	$104,952	$96,243	$72,995

Other Financial Info / Performance Ratios:
Net interest margin	3.94%	4.02%	3.99%	3.94%
Adjusted net interest margin(1)	3.68%	3.79%	3.81%	3.81%
Efficiency ratio(1)	48.0%	50.4%	50.6%	52.8%
Return on average total assets	1.12%	1.14%	1.07%	0.85%
Return on average common equity	7.49%	7.34%	6.97%	5.40%
Return on average tangible common equity(1)	15.4%	16.6%	17.5%	15.0%
Dividend payout ratio	18.8%	97.2%	43.0%	57.1%
Earnings per share	$1.90	$1.81	$1.66	$1.26
Dividends per share	$0.36	$1.76	$0.72	$0.72

Balance Sheet Data:
Loans(2)	$7,325,198	$6,787,467	$6,362,673	$6,138,574
Allowance for loan losses	57,200	47,518	55,864	71,878
Securities	1,327,327	1,341,242	1,480,449	1,581,875
Goodwill	697,807	697,807	697,807	697,807
Total assets	9,798,654	9,371,429	9,134,258	9,008,252
Total deposits	7,387,065	7,052,180	6,948,208	6,884,515
Total liabilities	8,339,308	7,950,339	7,717,044	7,619,689
Total stockholder’s equity	1,459,346	1,421,090	1,417,214	1,388,563

Asset Quality Ratios:
Nonperforming loans / total loans	0.93%	1.16%	2.03%	2.76%
Allowance for loan losses / total loans	0.78%	0.70%	0.88%	1.17%
Net charge-offs / average total loans	0.13%	0.14%	0.44%	0.54%

Capital Ratios:
Tier 1 capital ratio	10.9%	11.8%	12.4%	11.9%
Total capital ratio	12.1%	12.9%	13.8%	13.7%
Tier 1 leverage ratio	9.1%	9.1%	9.2%	8.3%
Common equity tier 1 ratio	10.1%	*	*	*
Tangible common equity to tangible assets(1)	8.3%	8.2%	8.2%	7.8%
(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

	For the quarter ended:
	Sept. 30, 2015	June. 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013
Operating Data:	(dollars in thousands)
Interest and dividend income	$92,721	$91,878	$88,204	$90,578	$90,941	$87,878	$84,886	$88,771
Interest expense	7,296	7,340	7,579	7,669	7,715	7,778	7,929	8,630
Provision (recovery) for loan losses	1,633	4,410	9,679	3,319	2,749	1,500	(2,690)	(875)
Noninterest income	9,049	10,005	6,936	7,900	8,501	10,314	10,140	10,826
Noninterest expense	44,835	46,430	48,438	47,091	48,318	54,278	49,327	48,299
Net income	33,812	28,832	19,724	26,697	27,875	22,503	25,971	28,604
Net interest income	85,425	84,538	80,625	82,909	83,226	80,100	76,957	80,141
Adjusted net interest income (FTE)	81,566	80,826	76,908	79,131	79,572	76,700	73,675	76,885
Net interest margin (FTE)	3.98%	3.95%	3.89%	3.91%	4.10%	4.03%	3.96%	3.98%
Adjusted net interest margin (FTE)	3.72%	3.70%	3.64%	3.67%	3.86%	3.80%	3.73%	3.77%
EPS	$0.60	$0.50	$0.34	$0.46	$0.48	$0.39	$0.45	$0.49
Non-GAAP Quarterly Financial Measures
For more information on these financial measures, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.”

	For the quarter ended:
	Sept. 30, 2015	June. 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013
Adjusted net interest income (FTE):	(dollars in thousands)
Net interest income	$85,425	$84,538	$80,625	$82,909	$83,226	$80,100	$76,957	$80,141
Add: Tax equivalent adjustment	1,778	1,704	1,590	1,504	1,324	1,200	1,107	1,032
Net interest income (FTE)	87,203	86,242	82,215	84,413	84,550	81,300	78,064	81,173
Add: Current realized derivative gain (loss)	(5,637)	(5,416)	(5,307)	(5,282)	(4,978)	(4,600)	(4,389)	(4,288)
Adjusted net interest income (FTE)	$81,566	$80,826	$76,908	$79,131	$79,572	$76,700	$73,675	$76,885

Average interest earning assets	$8,693,471	$8,756,244	$8,560,477	$8,556,688	$8,181,194	$8,098,052	$8,001,112	$8,101,659
Net interest margin (FTE)*	3.98%	3.95%	3.89%	3.91%	4.10%	4.03%	3.96%	3.98%
Adjusted net interest margin (FTE)**	3.72%	3.70%	3.64%	3.67%	3.86%	3.80%	3.73%	3.77%
* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a full-service regional bank holding company focused on relationship-based business and agribusiness banking. We serve our customers through 158 branches in attractive markets in seven states: South Dakota, Iowa, Nebraska, Colorado, Arizona, Kansas and Missouri. During the fiscal year, we have consolidated our branch network by a net of 5 branches. We do not believe these reductions will have a material impact on our revenue in future periods and expect that we will achieve some cost savings in future periods as a result of the closures which could be used to fund the opening of branches in new markets.
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
The principal sources of our revenues and cash flows are: (i) interest and fees earned on loans made or held by our bank; (ii) interest on fixed income investments held by our bank; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at our bank; (v) gain on the sale of loans held for sale; (vi) securities gains; and (vii) merchant and card fees. Our principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining our bank's loan and deposit functions; (iv) occupancy expenses for maintaining our bank's facilities; (v) professional fees; (vi) business development; (vii) FDIC insurance assessments; and (viii) other real estate owned expenses. The largest component contributing to our net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings). One of management' principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.
Net income was $109.1 million for fiscal year 2015, an increase of $4.1 million, or 3.9%, compared to fiscal year 2014. The increase was mainly attributable to an increase in net interest income and a decline in noninterest expense, partially offset by an increase in provision for loan losses off historical lows in 2014.
Our efficiency ratio, which measures our ability to manage noninterest expenses, remained strong during the year at 48.0%, lower than the previous year due to an increase in total revenue and a decline in noninterest expense. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest bearing liabilities, was 3.94%, 4.02% and 3.99%, respectively, for fiscal years 2015, 2014 and 2013. Adjusted net interest margin, which adjusts for the realized gain (loss) on interest rate swaps, was 3.68%, 3.79% and 3.81%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin declined compared to fiscal years 2014 and 2013 primarily due to reduced asset yields. Pricing on new loans continued to be impacted by competitive pressures in the market and the continued near-zero benchmark interest rate environment, while investment portfolio yields have also declined. These reductions in asset yields were partially offset by reductions in the cost of deposits over the same periods, due to a continued favorable change in deposit mix. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Net income for the year represents earnings per common share of $1.90, compared to $1.81 for fiscal year 2014. On October 28, 2015, our board of directors declared a dividend of $0.14 per common share payable on November 30, 2015 to owners of record as of the close of business on November 13, 2015.
Total loans increased $537.7 million during the year from $6.79 billion to $7.33 billion, an increase of 7.9%, or an increase of $599.8 million or 9.2%, when netted against the decline in balances managed by our workout group. Year-over-year loan growth remains balanced across the lending components of the portfolio with the largest increases within our agriculture and commercial real estate segments. The overall loan portfolio remains well diversified across a number of segments, industries and geographies. Deposits increased during the year to $7.39 billion from $7.05 billion, an increase of $334.9 million or 4.7% and included $366.9 million of net growth in business deposits, reflecting a continued focus in this area of business. The deposit growth was focused primarily within interest-bearing non-time accounts, partially offset by a continued decline in time deposits.
At September 30, 2015, nonperforming loans were $68.3 million, with $5.3 million of the balance covered by FDIC loss-sharing arrangements. Total nonperforming loans decreased by $10.6 million, or 13.4%, during the year. OREO balances declined by $33.7 million, or 67.9%, during the year, driven primarily by the liquidation of a number of sizable assets during the year.
Loans on "Watch" status were $310.4 million as of September 30, 2015, an increase of $22.7 million, or 7.9%, from September 30, 2014. The increase was primarily due to increases within our agriculture segment, partially offset by improvements within the commercial real estate and commercial non real estate segments.
Excluding charge-offs on acquired loans subject to purchase accounting fair value adjustments, net charge-offs for fiscal year 2015 were $9.4 million, or 0.13% of average loans, compared to $9.0 million, or 0.14% of average loans in fiscal year 2014, an increase of $0.4 million or 3.6%.
Our capital position is strong and stable, with Tier 1 capital, total capital and Tier 1 leverage ratios of 10.9%, 12.1% and 9.1%, respectively, at September 30, 2015, compared to 11.8%, 12.9% and 9.1%, respectively, at September 30, 2014. The declines in these ratios year over year were primarily driven by our repurchase of $60 million of common stock completed in conjunction with NAB's final secondary offering of our common stock. In addition, our Common Equity Tier 1 ratio was 10.1% at September 30, 2015. This capital ratio was not required to be calculated at September 30, 2014. Our tangible common equity to tangible assets ratio was 8.3% at September 30, 2015, compared to 8.2% at September 30, 2014. All regulatory capital ratios remain above regulatory minimums to be considered "well capitalized." For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Until our initial public offering in October 2014, we were a wholly owned indirect subsidiary of NAB with our results being part of NAB’s consolidated business operations since NAB acquired us in 2008. On July 31, 2015, NAB fully divested its ownership of GWB. As of September 30, 2015, we have repaid all outstanding indebtedness, except for income tax payable, to NAB and do not expect any further material costs or obligations related to their past ownership of us.

Key Factors Affecting Our Business and Financial Statements
Economic Conditions
Our loan portfolio can be affected in several ways by changes in economic conditions in our local markets and across the country. For example, declining local economic prospects can reduce borrowers’ willingness to take out new loans or our expectations of their ability to repay existing loans, while declining national conditions can limit the markets for our commercial and agribusiness borrowers’ products. Conversely, rising consumer and business confidence can increase demand for loans to fund consumption and investments, which can lead to opportunities for us to grant new loans and further develop our banking relationships with our customers. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, inflation and price levels (particularly for agricultural commodities), monetary policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Because commercial non-real estate and owner-occupied CRE borrowers are particularly exposed to external economic conditions such as consumer sentiment, repayment of commercial non-real estate loans and owner-occupied CRE loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. These loans totaled approximately $2.73 billion, or 37.2%, of our total loan portfolio as of September 30, 2015. In addition, agricultural loans, which comprised 25.3% of our loan portfolio as of September 30, 2015, depend on the health of the agricultural industry broadly and in the location of the borrower in particular and on commodity prices. As of September 30, 2015, crop conditions across the Company's core grain lending footprint of South Dakota, Nebraska and Iowa appear favorable. According to a United States Department of Agriculture ("USDA") report released October 5, 2015, the percentage of the corn crop rated Fair, Good or Excellent was 96% for South Dakota, 93% for Nebraska and 96% for Iowa, while the same metrics for soybeans were 97%, 94% and 95%, respectively. Commodity prices, borrower-specific conditions and borrowers' financial management will all contribute to credit outcomes for the 2015 growing season for the Company's agriculture borrowers, however, management believes that favorable overall crop conditions and higher expected yields should partially offset the impact of lower commodity prices.
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
The cost of our deposits and short-term borrowings is largely based on short-term interest rates, the level of which is driven primarily by the Federal Reserve’s actions. However, the yields generated by our loans and securities are typically driven by longer-term interest rates, which are dictated by the market or, at times, the Federal Reserve’s actions, and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates, the changing mix in our funding sources and the pace at which such movements occur. In 2014 and 2015, short-term and long-term interest rates were very low by historical standards, with many benchmark rates, such as the federal funds rate and one- and three-month LIBOR, near zero. Further declines in the yield curve or a decline in longer-term yields relative to short-term yields (a flatter yield curve) would have an adverse impact on our net interest margin and net interest income. Increases in the yield curve or an increase in longer-term yields relative to short-term yields (a steeper yield curve) would have a positive impact on our net interest margin and net interest income.
See “Item 1A. Risk Factors—Risks Related to Our Business—We are subject to interest rate risk” and “Quantitative and Qualitative Disclosures About Market Risk.”
Asset Quality and Loss-Sharing Arrangements
Our asset quality remained strong during fiscal year 2015 with nonperforming assets continuing to decrease from fiscal year 2014. We continue to run off assets from our acquisition of TierOne Bank that are not part of our core lending business, including non-owner-occupied CRE loans and construction and development loans, particularly those outside our footprint. At September 30, 2015, we had approximately $177.2 million of loans acquired as part of the TierOne Bank acquisition, representing 2.4% of our overall loan portfolio. The majority of our loans acquired from TierOne Bank are subject to loss-sharing arrangements with the FDIC where we are indemnified by the FDIC for 80% of our losses associated with any covered loans. Our ability to seek indemnification under the commercial loss-sharing arrangement terminated in June 2015 while the single-family loss-sharing arrangement, which covered $97.0 million in loans at September 30, 2015, terminates in June of 2020. The amount of reimbursement we receive as a result of these indemnity payments, and the amount of income derived from the underlying loans, has decreased over time as the volume of covered loans we continue to hold declines. To date, we have not had any indemnity claims arising from the FDIC loss-sharing arrangements rejected by the FDIC. Future indemnity claims may be denied if we fail to comply with the requirements of our loss-sharing arrangements with the FDIC, which could result in additional losses and charge-offs related to these loans. See “Item 1A. Risk Factors—Risks Related to Our FDIC-Assisted Acquisition of TierOne Bank—Our ability to obtain reimbursement under the loss-sharing agreements on covered assets depends on our compliance with the terms of the loss-sharing agreements.”
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
Basel III and Its Implementing Regulations. In July 2013, the federal bank regulators approved new regulations implementing the Basel III capital framework and various provisions of the Dodd-Frank Act. These regulations became effective for us on January 1, 2015, subject to phase-in of various provisions. The most significant changes from the current risk-based capital guidelines applicable to us will be the revisions affecting the numerator in regulatory capital calculations and the increased risk weightings for higher-volatility CRE loans, for revolving lines of credit of less than one year in duration and for past-due and impaired loans. See “Off- Balance Sheet Commitments, Guarantees and Contractual Obligations - Capital” for further information.
Interchange Fees. We are currently subject to the interchange fee cap adopted under the Durbin Amendment to the Dodd-Frank Act as a result of NAB’s prior ownership of us. In the future, we may be able to qualify for the small issuer exemption from the interchange fee cap depending on our total assets at the time. The small issuer exemption applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. In the event we qualify for the small issuer exemption, we will once again become subject to the interchange fee cap beginning July 1 following the time when our total assets reach or exceed $10 billion. Reliance on the small issuer exemption would not exempt us from federal regulations prohibiting network exclusivity arrangements or from routing restrictions, however, and those regulations have negatively affected the interchange income we have received from our debit card network.
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
Operational Efficiency
We believe that our focus on operational efficiency is critical to our profitability and future growth, and our management has adopted numerous processes to improve our level of operational efficiency. In contrast to some competitor banks, our business offers a focused range of profitable products. In addition, instead of using multiple information technology solutions, we have increased the efficiency of our operations by using a single integrated third party core processing system across all of our locations. We continue to optimize our branch network and have commenced reviews of additional internal processes and our vendor relationships, with a view to identifying opportunities to further improve efficiency and enhance earnings. We are also continuing our efforts to shift our deposit base to lower-cost customer deposits, a strategic initiative that has been primarily responsible for driving our cost of deposit funding down. To foster a culture of operational efficiency, we have implemented the management principles of Kaizen & Lean across all of our front-office and back-office operations. We feel that appropriate use of these management principles both encourages efficiency and contributes to the efficient integration of acquired businesses.
We expect to surpass $10 billion in total assets during fiscal year 2016. As a result, we will be subject to the Dodd-Frank Act Stress Test (DFAST) regulations and intend to hire additional staff members to ensure our bank meets all the reporting regulations. For additional information on DFAST, see “Item 1A. Risk Factors—Risks Related to Our Business.”
Goodwill and Amortization of Other Intangibles
Since 2006, we have completed eight acquisitions. We accounted for these transactions using the acquisition method of accounting, under which the acquired company’s net assets are recorded at fair value at the date of acquisition and the difference between the purchase price and fair value of the net assets acquired is recorded as goodwill, if positive, and as bargain purchase gain, if negative. At September 30, 2015, we had $697.8 million of goodwill, $622.4 million of which relates to the acquisition of us by NAB in 2008 and was pushed down to our balance sheet, with the balance relating to subsequent acquisitions completed by us.
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
As a result of these acquisitions, including the acquisition of us by NAB in 2008, we also have recorded intangible assets related to core deposits, brand intangibles, customer relationships and other intangibles. Each of these intangible assets is amortized as noninterest expense according to a specified schedule. The most significant component of these intangibles relates to our core deposits, of which $7.1 million was amortized as noninterest expense during fiscal year 2015. Total scheduled amortization for all intangible assets includes approximately $2.8 million for fiscal year 2016 and immaterial amounts for fiscal years 2017 through 2023. For additional information on these intangible assets and their respective amortization schedules, see “Note 1. Nature of Operations and Summary of Significant Accounting Policies—Core Deposits and Other Intangibles” and “Note 12. Core Deposits and Other Intangibles” contained in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Loans and Interest Rate Swaps Accounted for at Fair Value
In the normal course of business, we enter into fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) with certain of our business and agribusiness banking customers to assist them in facilitating their risk management strategies. We mitigate our interest rate risk associated with these loans by entering into equal and offsetting fixed-to-floating interest rate swap agreements for these loans with various counterparties. We have elected to account for the loans at fair value under Accounting Standards Codification, or ASC, 825 Fair Value Option. Changes in the fair value of these loans are recorded in earnings as a component of noninterest income in the relevant period. We also record an adjustment for credit risk in noninterest income based on our loss history for similar loans, adjusted for our assessment of existing market conditions for the specific portfolio of loans. If a specific relationship becomes impaired, we measure the estimated credit loss and record that amount through the credit risk adjustment.
The related interest rate swaps are recognized as either assets or liabilities in our financial statements and any gains or losses on these swaps are recorded in earnings as a component of noninterest income. The hedges are fully effective from an interest rate risk perspective, as gains and losses on our swaps are directly offset by changes in fair value of the hedged loans (i.e., swap interest rate risk adjustments are directly offset by associated loan interest rate risk adjustments). Consequently, any changes in noninterest income associated with changes in fair value resulting from interest rate movement, as opposed to changes in credit quality, on the loans are directly offset by equal and opposite charges to, or reductions in, noninterest income for the related interest rate swap. To ensure the correlation of movements in fair value between the interest rate swap and the related loan, we pass on all economic costs associated with our hedging activity resulting from loan customer prepayments (partial or full) to the borrower. For additional information about the treatment of interest rate swaps and related loans in our financial statements, see “Note 23. Fair Value of Financial Instruments” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations—Fiscal Years Ended September 30, 2015, 2014 and 2013

Overview
The following table highlights certain key financial and performance information for fiscal years 2015, 2014 and 2013:

	For the fiscal year ended September 30,
	2015	2014	2013
	(dollars in thousands, except per share amounts)
Operating Data:
Interest and dividend income (FTE)	$369,957	$357,139	$353,175
Interest expense	29,884	32,052	39,161
Noninterest income	33,890	39,781	59,832
Noninterest expense	186,794	200,222	208,590
Provision for loan losses	19,041	684	11,574
Net income	109,065	104,952	96,243
Earnings per common share	$1.90	$1.81	$1.66

Performance Ratios:
Net interest margin (FTE)	3.94%	4.02%	3.99%
Adjusted net interest margin (FTE)(1)	3.68%	3.79%	3.81%
Return on average total assets	1.12%	1.14%	1.07%
Return on average common equity	7.49%	7.34%	6.97%
Return on average tangible common equity(1)	15.4%	16.6%	17.5%
Efficiency ratio(1)	48.0%	50.4%	50.6%

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

For the fiscal year ended September 30, 2015:

•
net income was $109.1 million, an increase of $4.1 million, or 3.9% compared with fiscal year 2014, due in large part to increased net interest income and lower noninterest expenses, partially offset by higher provision expense and lower non interest income;

•
net interest margin was 3.94%, a decrease of 8 and 5 basis points compared with fiscal years 2014 and 2013, respectively. Adjusted net interest margin was 3.68%, a decrease of 11 and 13 basis points compared with fiscal years 2014 and 2013, respectively. The decreases were due to continued declines in asset yields, partially offset by declining deposit costs.

•
provision for loan losses was $19.0 million, an increase of $18.3 million compared with fiscal year 2014. The increase was driven by a $5.1 million increase in specific reserves due to the deterioration of a small number of loan relationships, an increase in management judgment about the level of incurred losses present in the portfolio and in part due to net loan growth recorded during the year;

•
noninterest income was $33.9 million, a decrease of $5.9 million, or 14.8%, compared with fiscal year 2014. A substantial portion of the decrease was driven by a net reduction of $25.3 million in loans held at fair value and related derivatives compared to a $18.3 million net reduction in fiscal year 2014 primarily driven by the relative interest rate levels at September 30, 2014 and September 30, 2015, net growth and pricing levels in the portfolio and credit-related fair value adjustments to the loans in the portfolio;

•
noninterest expense was $186.8 million, a decrease of $13.4 million, or 6.7%, compared with fiscal year 2014. A substantial portion of the decrease was driven by a $9.1 million reduction in amortization of core deposits and other intangibles; and

•
return on average total assets decreased 2 basis points, from 1.14% for fiscal year 2014 to 1.12% for fiscal year 2015, while return on average tangible common equity declined from 16.6% to 15.4% over the same period, driven by higher average equity balances.

Our adjusted net interest margin, adjusted net interest income, adjusted noninterest expense and return on average tangible common equity discussed above are all non-GAAP financial measures. For more information on these financial measures, including a reconciliation to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Measures".
Net Interest Income
The following tables present net interest income, net interest margin and adjusted net interest margin for fiscal years 2015, 2014 and 2013:

	For the fiscal year ended September 30,
	2015	2014	2013
	(dollars in thousands)
Net interest income:
Total interest and dividend income (FTE)	$369,957	$357,139	$353,175
Less: Total interest expense	29,884	32,052	39,161
Net interest income (FTE)	340,073	325,087	314,014
Less: Provision for loan losses	19,041	684	11,574
Net interest income after provision for loan losses (FTE)	$321,032	$324,403	$302,440

Net interest margin (FTE) and adjusted net interest margin (FTE):
Average interest-earning assets	$8,641,719	$8,093,861	$7,862,860
Average interest-bearing liabilities	$8,181,719	$7,752,325	$7,560,749
Net interest margin (FTE)	3.94%	4.02%	3.99%
Adjusted net interest margin (FTE)(1)	3.68%	3.79%	3.81%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

Net interest income was $340.1 million in fiscal year 2015 compared to $325.1 million in fiscal year 2014, an increase of 4.6%. The increase was driven by higher interest income on loans, attributable to loan growth over the previous year, more gross income related to the portion of the portfolio acquired with deteriorated credit quality and lower deposit interest expense, partially offset by lower interest income on the investment portfolio. Net interest margin was 3.94% in fiscal year 2015, compared with 4.02% in fiscal year 2014. Adjusted net interest margin was 3.68% and 3.79%, respectively, over the same periods. The lower net interest margin and adjusted net interest margin were attributable to lower asset yields, partially offset by a reduction in cost of deposits. For more information on our adjusted net interest margin and adjusted net interest income, including a reconciliation of each to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

The following table presents the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for fiscal years 2015, 2014 and 2013. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $597.6 million at September 30, 2015 and $436.2 million at September 30, 2014, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected below has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. Loans acquired with deteriorated credit quality represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Loans other than loans acquired with deteriorated credit quality represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	Fiscal year ended September 30,
	2015			2014			2013
	Average Balance	Interest (FTE)	Yield / Cost[1]	Average Balance	Interest (FTE)	Yield / Cost	Average Balance	Interest (FTE)	Yield / Cost
Assets
Cash and due from banks	$244,850	$652	0.27%	$167,982	$455	0.27%	$132,517	$336	0.25%
Investment securities	1,377,718	24,271	1.76%	1,419,354	27,411	1.93%	1,575,343	29,588	1.88%
Loans, other than loans acquired with deteriorated credit quality, net (1)	6,889,738	336,194	4.88%	6,311,857	323,438	5.12%	5,876,116	308,445	5.25%
Loans acquired with deteriorated credit quality, net	129,413	8,840	6.83%	194,668	5,835	3.00%	278,884	14,806	5.31%
Loans, net	7,019,151	345,034	4.92%	6,506,525	329,273	5.06%	6,155,000	323,251	5.25%
Total interest-earning assets	8,641,719	369,957	4.28%	8,093,861	357,139	4.41%	7,862,860	353,175	4.49%
Noninterest-earning assets	1,079,201			1,149,957			1,158,231
Total assets	$9,720,920	$369,957	3.81%	$9,243,818	$357,139	3.86%	$9,021,091	$353,175	3.91%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,350,749			$1,242,097			$1,159,581
NOW, MMDA and savings deposits	4,472,223	$12,374	0.28%	3,952,765	$9,329	0.24%	3,296,745	$6,921	0.21%
Time deposits	1,539,863	10,988	0.71%	1,909,269	16,435	0.86%	2,447,553	26,196	1.07%
Total deposits	7,362,835	23,362	0.32%	7,104,131	25,764	0.36%	6,903,879	33,117	0.48%
Securities sold under agreements to repurchase	168,455	563	0.33%	193,901	600	0.31%	230,516	644	0.28%
FHLB advances and other borrowings	554,127	3,631	0.66%	356,915	3,452	0.97%	328,976	3,103	0.94%
Related party notes payable	34,301	771	2.25%	41,295	921	2.23%	41,295	950	2.30%
Subordinated debentures and subordinated notes payable	62,001	1,557	2.51%	56,083	1,315	2.34%	56,083	1,347	2.40%
Total borrowings	818,884	6,522	0.80%	648,194	6,288	0.97%	656,870	6,044	0.92%
Total interest-bearing liabilities	8,181,719	$29,884	0.37%	7,752,325	$32,052	0.41%	7,560,749	$39,161	0.52%
Noninterest-bearing liabilities	82,978			60,721			80,047
Stockholders' equity	1,456,223			1,430,772			1,380,295
Total liabilities and stockholders' equity	$9,720,920			$9,243,818			$9,021,091
Net interest spread			3.44%			3.45%			3.39%
Net interest income and net interest margin (FTE)		$340,073	3.94%		$325,087	4.02%		$314,014	3.99%
Less: Tax equivalent adjustment		$6,576			$4,663			$3,541
Net interest income and net interest margin - ties to Consolidated Statements of Comprehensive Income		$333,497	3.86%		$320,424	3.96%		$310,473	3.95%

[1] Interest income includes $0.2 million and $1.8 million for the fiscal year 2015 and 2014, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

Interest and Dividend Income

The following tables present interest and dividend income for fiscal years 2015, 2014 and 2013:

	Fiscal year ended September 30,
	2015	2014	2013
	(dollars in thousands)
Interest and dividend income (FTE):
Loans	$345,034	$329,273	$323,251
Taxable securities	22,973	26,363	28,552
Nontaxable securities	51	80	127
Dividends on securities	1,247	968	909
Federal funds sold and other	652	455	336
Total interest and dividend income (FTE)	369,957	357,139	353,175
Tax equivalent adjustment	6,576	4,663	3,541
Total interest and dividend income (GAAP)	$363,381	$352,476	$349,634

Total interest and dividend income consists primarily of interest income on loans and interest and dividend income on our investment portfolio. Total interest and dividend income was $370.0 million for fiscal year 2015, compared to $357.1 million for fiscal year 2014 and $353.2 million for fiscal year 2013. Significant components of interest and dividend income are described in further detail below.
Loans. Interest income on all loans increased to $345.0 million in fiscal year 2015 from $329.3 million in fiscal year 2014, an increase of 4.8% during the year. The growth was driven primarily by higher average loan balances driven by organic loan origination over the course of the year, partially offset by lower overall loan yields as a result of pricing pressure on new and renewed loans. Interest income on loans acquired with deteriorated credit quality increased $3.0 million between the two periods, primarily driven by lower amortization of the indemnification assets related to these loans in the current period as those assets related to the commercial FDIC loss-sharing arrangement were amortized prior to the expiration of the arrangement.
Interest income on all loans increased to $329.3 million in fiscal year 2014 from $323.3 million in fiscal year 2013, an increase of 1.9% during the year. The growth was driven primarily by higher average loan balances driven by organic loan origination over the course of the year, partially offset by lower overall loan yields as a result of pricing pressure on new and renewed loans. Interest income on loans acquired with deteriorated credit quality decreased $9.0 million between the two periods, primarily as a result of continued runoff in this portion of our loan portfolio and acceleration of amortization of the FDIC indemnification assets for those loans covered by FDIC loss-sharing arrangements as the overall cash flow expectations related to that portion of the portfolio continue to improve.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on loans, other than loans acquired with deteriorated credit quality, was 4.88% for fiscal year 2015, a decrease of 24 basis points compared to 5.12% for fiscal year 2014 and a decrease of 37 basis points from 5.25% for fiscal year 2013. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on loans, other than loans acquired with deteriorated credit quality, was 4.57% for the current fiscal year, a 27 basis point decrease compared to fiscal year 2014 and a 44 basis point decrease compared to fiscal year 2013.
The average yield on loans acquired with deteriorated credit quality was 6.83% for fiscal year 2015, compared to 3.00% for fiscal year 2014 and 5.31% for fiscal year 2013. The yield on this portion of the portfolio is heavily impacted by the amortization rates for the related FDIC indemnification asset, which is recorded through interest income. The amortization rate was lower in fiscal year 2015 as a result of overall credit-quality improvement in the acquired portfolio and the expiration of the commercial FDIC loss-sharing arrangement. While we do not expect consistent high yields on this portion of the portfolio going forward, the portfolio continues to run off and represents a very small portion of the overall loan portfolio with average balances of $129.4 million, $194.7 million and $278.9 million for fiscal years 2015, 2014 and 2013, respectively, which represents 1.8%, 3.0% and 4.5% of the total average loan portfolio, respectively.
Average net loan balances for fiscal year 2015 were $7.02 billion, an increase of $512.6 million, or 7.9% compared to $6.51 billion for fiscal year 2014, which in turn was an increase of $351.5 million, or 5.7%, compared to $6.16 billion for fiscal year 2013. The growth was focused in the CRE, commercial non-real estate ("C&I") and agribusiness segments of the portfolio.
The average duration, net of interest rate swaps, of the loan portfolio was a relatively short 1.1 years as of September 30, 2015. Approximately 50%, or $3.63 billion, of the portfolio is comprised of fixed rate loans, of which $1.12 billion of loans are fixed-rate loans with an original term of 5 years or greater which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. Of the remaining floating rate loans in the portfolio, approximately 64% are indexed to Wall Street Journal Prime, 18% to 5-year Treasuries and the balance to various other indices.
Loan-related fee income of $9.4 million is included in interest income for fiscal year 2015 compared to $8.4 million for fiscal year 2014 and $9.1 million for fiscal year 2013. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $7.6 million, $14.6 million and $14.8 million for fiscal years 2015, 2014 and 2013, respectively, is included as a reduction to interest income.
Investment Securities. In fiscal year 2015, the carrying value of our investment portfolio decreased from $1.34 billion as of September 30, 2014 to $1.33 billion as of September 30, 2015, a decrease of 1.0%. Starting in fiscal year 2014, management gradually shifted the composition of the portfolio from substantially all residential agency mortgage-backed securities to include holdings in U.S. Treasury securities, which comprised 19.0% of the portfolio as of September 30, 2015. We elected to invest in these securities primarily for interest rate risk management and liquidity purposes. Interest and dividend income on investments decreased from $27.4 million in fiscal year 2014 to $24.3 million in fiscal year 2015, a decrease of 11.5%, driven entirely by the decrease in average balance of the portfolio and yields which decreased 17 basis points year-over-year from 1.93% in fiscal year 2014 to 1.76% in fiscal year 2015.
In fiscal year 2014, our investment portfolio consisted primarily of mortgage-backed securities, substantially all of which were residential agency mortgage-backed securities. Interest and dividend income on investments decreased to $27.4 million in fiscal year 2014, from $29.6 million in fiscal year 2013, a decrease of 7.4%.
The weighted average life of the portfolio was 3.1 years at September 30, 2015 and 2014 and 3.9 years at September 30, 2013, respectively. Average investments in fiscal years 2015, 2014 and 2013 were 15.9%, 17.5% and 20.0%, respectively, of total average interest-earning assets.
Interest Expense
The following table present interest expense for fiscal years 2015, 2014 and 2013:

	For the fiscal year ended,
	2015	2014	2013
	(dollars in thousands)
Interest expense:
Deposits	$23,362	$25,764	$33,117
Securities sold under agreements to repurchase	563	600	644
FHLB advances and other borrowings	3,631	3,452	3,103
Related party notes payable	771	921	950
Subordinated debentures and subordinated notes payable	1,557	1,315	1,347
Total interest expense	$29,884	$32,052	$39,161

Total interest expense consists primarily of interest expense on five components: deposits, securities sold under agreements to repurchase, FHLB advances and other borrowings, related party notes payable and our outstanding subordinated debentures and subordinated notes payable. Total interest expense decreased to $29.9 million in fiscal year 2015, from $32.1 million in fiscal year 2014, a decrease of $2.2 million, or 6.8%. Total interest expense decreased to $32.1 million in fiscal year 2014, from $39.2 million in fiscal year 2013, a decrease of $7.1 million, or 18.2%. Average interest-bearing liabilities increased to $8.18 billion in fiscal year 2015 from $7.75 billion in fiscal year 2014 and $7.56 billion in fiscal year 2013, increases of $429.3 million, or 5.5%, and $191.6 million, or 2.5%, respectively. The average cost of total interest-bearing liabilities decreased to 0.37% in fiscal year 2015, compared to 0.41% in fiscal year 2014 and 0.52% in fiscal year 2013. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of non-interest-bearing demand accounts, MMDAs, NOW accounts, savings accounts and time deposits, was $23.4 million in fiscal year 2015 compared with $25.8 million in fiscal year 2014, a decrease of $2.4 million, or 9.3%. Interest expense on deposits was $25.8 million in fiscal year 2014 compared with $33.1 million in fiscal year 2013, a decrease of $7.3 million, or 22.2%. Average deposit balances were $7.36 billion in fiscal year 2015, compared with $7.10 billion in fiscal year 2014 and $6.90 billion for fiscal year 2013. Our average deposits increased 3.6% during fiscal year 2015, and the average rate paid on deposits decreased 4 basis points to 0.32% during fiscal year 2015. At September 30, 2015, our total deposits were $7.39 billion, an increase of 4.7% compared to September 30, 2014.
Average non-interest-bearing demand account balances comprised 18.3% of average total deposits for fiscal year 2015 compared with 17.5% for fiscal year 2014, and 16.8% for fiscal year 2013. Total average other liquid accounts, consisting of money market and savings accounts, continued to increase in fiscal year 2015 to 60.7% of total average deposits, compared to 55.6% of total average deposits for fiscal year 2014 and 47.8% in fiscal year 2013, while time deposit accounts decreased in fiscal year 2015 to 21.0% of total average deposits from 26.9% in fiscal year 2014 and 35.4% in fiscal year 2013. This shift in our deposit composition accounted for much of the improvement in the cost of our deposit funding among these three periods.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $3.6 million for fiscal year 2015, compared to $3.5 million for fiscal year 2014 and $3.1 million for fiscal year 2013, reflecting weighted average cost of 0.66%, 0.97% and 0.94%, respectively. Our average balance for FHLB advances and other borrowings increased to $554.1 million in fiscal year 2015 from $356.9 million in fiscal year 2014 and $329.0 million in fiscal year 2013, an increase of 55.3% and 8.5% in each period, respectively. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 6.8% for fiscal year 2015, 4.6% for fiscal year 2014 and 4.4% for fiscal year 2013. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. Our total outstanding FHLB advances were $581.0 million at September 30, 2015, compared with $575.0 million at September 30, 2014 and $390.5 million at September 30, 2013. The weighted average contractual rate paid on our FHLB advances was 0.61% at September 30, 2015, 0.62% at September 30, 2014 and 1.05% at September 30, 2013. The average tenor of our FHLB advances was 60 months, 56 months and 25 months at September 30, 2015, 2014 and 2013, respectively. The amount of other borrowings and related interest expense are immaterial in each of fiscal years 2015, 2014 and 2013.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At September 30, 2015, we had pledged $2.29 billion of loans to the FHLB, against which we had borrowed $581.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding subordinated debentures and subordinated notes payable was $1.6 million for fiscal years 2015 and $1.3 million for fiscal years 2014 and 2013. At September 30, 2015, September 30, 2014 and September 30, 2013, the weighted average contractual rate on outstanding junior subordinated debentures and subordinated notes payable was 2.39%, 2.29% and 2.31%, respectively.
Securities Sold Under Agreements to Repurchase; Related Party Notes Payable. Securities sold under agreements to repurchase represent retail repurchase agreements with customers and, together, with our related party notes payable, represent a small portion of our overall funding profile. The interest expense associated with these two classes of liabilities remained largely consistent between fiscal year 2015 and fiscal year 2014.

Rate and Volume Variances
Net interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets and average interest-bearing liabilities. Rate changes result from increases or decreases in the yields earned on assets or the rates paid on liabilities.
The following tables present for each of the last two fiscal years a summary of the changes in interest income and interest expense on a tax equivalent basis resulting from changes in the volume of average asset and liability balances and changes in the average yields or rates compared with the preceding fiscal year. If significant, the change in interest income or interest expense due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance. The table illustrates the continued benefit of balance sheet growth, mainly within loans funded by cost-effective deposit growth, partially offset by a reduction in net interest margin most pronounced in loan yield.

	2015 vs 2014			2014 vs 2013
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Increase (decrease) in interest income:
Cash and due from banks	$205	$(8)	$197	$95	$24	$119
Investment securities	(822)	(2,318)	(3,140)	(3,046)	869	(2,177)
Loans, other than acquired with deteriorated credit quality	28,708	(15,952)	12,756	22,072	(7,079)	14,993
Loans, acquired with deteriorated credit quality	(2,476)	5,481	3,005	(3,674)	(5,297)	(8,971)
Loans	26,232	(10,471)	15,761	18,398	(12,376)	6,022
Total increase (decrease)	25,615	(12,797)	12,818	15,447	(11,483)	3,964
Increase (decrease) in interest expense:
NOW, MMDA & savings deposits	1,315	1,730	3,045	1,482	926	2,408
Time deposits	(2,891)	(2,556)	(5,447)	(5,165)	(4,596)	(9,761)
Securities sold under agreements to repurchase	(82)	45	(37)	(136)	92	(44)
FHLB advances and other borrowings	1,525	(1,346)	179	269	80	349
Related party notes payable	(157)	7	(150)	—	(29)	(29)
Subordinated debentures and subordinated notes payable	146	96	242	—	(32)	(32)
Total increase (decrease)	(144)	(2,024)	(2,168)	(3,550)	(3,559)	(7,109)
Increase (decrease) in net interest income (FTE)	$25,759	$(10,773)	$14,986	$18,997	$(7,924)	$11,073

Provision for Loan Losses

We recognized a provision for loan losses of $19.0 million for fiscal year 2015 compared to a provision for loan losses of $0.7 million for fiscal year 2014, an increase of $18.3 million. The increase in provision for loan losses compared to fiscal year 2014 was attributable to a number of factors during the year and resulted in an increase in required allowance for loan losses (“ALLL”). The required specific ALLL increased by $5.1 million due to the deterioration of a small number of specific loan relationships. The collective ALLL also increased due in part to management’s judgment about the level of incurred losses present in the loan portfolio and in part due to net loan growth recorded during the year. The provision for loan losses exceeded net charge offs during the fiscal year 2015 by $9.7 million driving the ratio of ALLL to total loans from 0.70% at September 30, 2014 to 0.78% at September 30, 2015. Included within the $19.0 million provision for loan losses was a net recoupment of $0.7 million during fiscal year 2015 associated with loans acquired with deteriorated credit quality. This compares to a recoupment of $3.8 million related to this portion of the portfolio recorded in fiscal year 2014. The net change in the amount of provision for loan losses related to this portion of the portfolio was driven by improvements in the level of customer principal and interest cash flows that we received and expect to receive in future periods.
We recognized a provision for loan losses of $0.7 million for fiscal year 2014 compared to a provision for loan losses of $11.6 million for fiscal year 2013, a reduction of $10.9 million. A reduction in both the level of impaired loans requiring specific reserves and in our incurred loss history resulted in a $4.5 million provision for loan losses for fiscal year 2014 related to the portion of our loan portfolio that was not acquired with deteriorated credit quality or for which we have elected the fair value option, which represented a reduction of $9.2 million, or 67%, related to this portion of the portfolio compared to fiscal year 2013. We believe the reduction in provision for loan losses compared to the prior fiscal year, despite continued growth in this portion of the portfolio and the level of charge-offs that we recognized during fiscal year 2014, is representative of improvement in the overall credit quality of the portfolio. We also recorded a net improvement of $3.8 million during fiscal year 2014 associated with loans acquired with deteriorated credit quality. This compares to an improvement of $2.1 million related to this portion of the portfolio recorded in fiscal year 2013. All loans acquired with deteriorated credit quality for which we recognized an improvement in fiscal year 2014 are covered by FDIC loss-sharing arrangements. We recorded provision for loan losses of $1.7 million, included in the $4.5 million noted previously, related to loans covered by FDIC loss-sharing arrangements related to loans other than loans acquired with deteriorated credit quality during fiscal year 2014. The net change in the amount of provision for loan losses related to this portion of the portfolio was driven by improvements in the level of customer principal and interest cash flows that we received and expect to receive in future periods.

(Dollars in thousands)	Fiscal year ended September 30,
	2015	2014	2013
Provision for loan losses, core *	$19,718	$4,456	$13,650
(Recoupment) of loan losses, loans acquired with deteriorated credit quality	(677)	(3,772)	(2,076)
Provision for loan losses, total	$19,041	$684	$11,574

* As presented above, the core loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.

Total Credit-Related Charges

In addition to the higher provision for loan losses we incurred during the current fiscal year compared to the 2014 fiscal year, we recognized other credit-related charges during the year, as discussed elsewhere within this report. We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and prior fiscal years, is helpful to understanding the overall impact on our yearly results of operations. Net OREO charges include OREO operating costs, valuation adjustments and gain (loss) on sale of OREO properties, each of which entered OREO as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the Fair Value Option; these amounts reflect expected credit losses in the portfolio.

(Dollars in thousands)		For the fiscal year ended September 30,
Item	Included within F/S Line Item(s):	2015	2014	2013
Provision for loan losses	Provision for loan losses	$19,041	$684	$11,574
Net OREO charges	Net loss on repossessed property and other related expenses	5,382	8,644	3,650
Reversal (recovery) of interest income on nonaccrual loans	Interest income on loans	372	(435)	35
Loan fair value adjustment related to credit	Net increase in fair value of loans at fair value	3,703	18	855
Total		$28,498	$8,911	$16,114

Noninterest Income
The following table presents noninterest income for the periods ended September 30, 2015, 2014 and 2013:

	Fiscal year ended September 30,
	2015	2014	2013
	(dollars in thousands)
Non-interest income:
Service charges and other fees	$39,134	$40,204	$41,692
Wealth management fees	7,412	7,228	8,108
Net gain on sale of loans	6,694	5,539	13,724
Net gain on sale of securities	310	90	917
Other	5,686	4,993	10,463
Subtotal, product and service fees	59,236	58,054	74,904
Net increase (decrease) in fair value of loans at fair value	36,742	11,904	(41,160)
Net realized and unrealized gain (loss) on derivatives	(62,088)	(30,177)	26,088
Subtotal, loans at fair value and related derivatives	(25,346)	(18,273)	(15,072)
Total noninterest income	$33,890	$39,781	$59,832
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
Noninterest income was $33.9 million for fiscal year 2015, compared with $39.8 million for fiscal year 2014, a decrease of $5.9 million or 14.8%. A substantial portion of the decrease was driven by a net reduction of $25.3 million in loans held at fair value and related derivatives compared to a $18.3 million net reduction in fiscal year 2014. The decrease was driven primarily by the relative interest rate levels at September 30, 2014 and September 30, 2015, net growth and pricing levels in the portfolio and credit-related fair value adjustments to the loans in the portfolio.
Noninterest income was $39.8 million for fiscal year 2014, compared with $59.8 million for fiscal year 2013, a decrease of $20.0 million or 33.5%. The principal drivers of the decrease were an $8.2 million decrease in gains on home mortgage loans sold into the secondary market and a decrease in other noninterest income resulting from lower vendor incentive payments earned during the year.
Product and Service Fees. We recognized $59.2 million of noninterest income related to product and service fees in fiscal year 2015, an increase of $1.2 million, or 2.0%, compared to fiscal year 2014. The primary driver of the change was due to a $1.2 million increase in net gain on sale of loans, which represents the fees we earn originating and selling home mortgages into the secondary market. Deposit service charges and other fees declined $1.1 million, driven by a reduction in net consumer overdraft and non-sufficient funds revenue, partially offset by increased fee income related to commercial deposit accounts.
Noninterest income related to product and service fees was $58.1 million for the fiscal year 2014 compared to $74.9 million for fiscal year 2013, an decrease of $16.8 million or 22.5%. Net gain on sale of loans decreased $8.2 million, driven by lower mortgage origination volumes, while other fees decreased $5.5 million, due to lower vendor incentive payments earned during fiscal year 2014.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For fiscal years 2015, 2014 and 2013 these items accounted for $(25.3) million, $(18.3) million and $(15.1) million, respectively. The change during fiscal year 2015 was driven by a $5.8 million difference in the changes in fair value of the loans related to credit risk and a $1.2 million increase in the realized loss on the derivatives driven primarily by interest changes. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans; thus, we utilize adjusted net interest income and adjusted net interest margin as metrics to manage our business.
Noninterest Expense
The following table presents noninterest expense for fiscal years 2015, 2014 and 2013:

	Fiscal year ended September 30,
	2015	2014	2013
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$100,646	$95,105	$100,660
Data processing	19,531	19,548	18,980
Occupancy expenses	14,809	17,526	18,532
Professional fees	14,024	12,233	12,547
Communication expenses	4,455	4,510	4,609
Advertising	3,940	4,746	6,267
Equipment expenses	3,905	4,350	4,518
Net loss recognized on repossessed property and other related expenses	5,382	8,644	3,650
Amortization of core deposits and other intangibles	7,110	16,215	19,290
Other	12,992	17,345	19,537
Total noninterest expense	$186,794	$200,222	$208,590
Our noninterest expense consists primarily of salaries and employee benefits, net occupancy expenses, data processing, professional fees, and amortization of core deposits and other intangibles. Noninterest expense decreased to $186.8 million in fiscal year 2015 from $200.2 million in fiscal year 2014, a decrease of $13.4 million or 6.7%. A substantial portion of the decrease was driven by a $9.1 million reduction in amortization of core deposits and other intangibles along with prudent and focused expense management across the company. Our core adjusted noninterest expenses decreased 2.3% to $179.7 million in fiscal year 2015 from $184.0 million in fiscal year 2014, mainly due to a $4.4 million decrease in other expenses. Our adjusted efficiency ratio was 48.0% for fiscal year 2015 and 50.4% for fiscal year 2014. For more information on our adjusted net interest expense and adjusted efficiency ratio, including a reconciliation of each to the most directly comparable GAAP financial measures, see “Item 6. Selected Financial Data.”
Noninterest expense decreased to $200.2 million in fiscal year 2014 from $208.6 million in fiscal year 2013, a decrease of 4.0%. The primary reason for the decrease was due to a $5.6 million savings in salaries and employee benefits and a $3.1 million decrease in amortization of core deposits and other intangibles, partially offset by a $5.0 increase in repossessed property expenses.
Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include the cost of incentive compensation, stock compensation, benefit plans, health insurance and payroll taxes. These expenses were $100.6 million for fiscal year 2015, a 5.8% increase from $95.1 million for fiscal year 2014. The increase was driven primarily by the impact of a standard wage increases and higher costs of employee benefits including health insurance, retirement plan contributions and other fringe benefits. Salaries and employee benefits were $95.1 million for fiscal year 2014, a 5.5% decrease from $100.7 million for fiscal year 2013. The decrease was primarily driven by steps taken to streamline our retail management structure and savings realized from branch reductions.
Data Processing. These expenses include payments to vendors who provide software, data processing, and services on an outsourced basis, costs related to supporting and developing Internet-based activities, credit card rewards provided to our customers and depreciation of bank-owned hardware and software. Expenses for data processing were $19.5 million for fiscal year 2015 and 2014. Expenses for data processing were $19.5 million for fiscal year 2014, a 3.0% increase from $19.0 million for fiscal year 2013.

Professional Fees. Professional fees include legal services required to complete transactions, resolve legal matters or delinquent loans, our FDIC and FICO assessments, and the cost of accountants and other consultants. These expenses were $14.0 million for fiscal year 2015, a 14.6% increase from $12.2 million for fiscal year 2014. The increase in professional fees in fiscal year 2015 was driven largely by costs incurred in response to becoming a publicly traded company. Compared to fiscal year 2014, fiscal year 2013 remained relatively stable at $12.5 million.
Occupancy Expenses. Occupancy expenses include our branch network and administrative office locations throughout our footprint, including both owned and leased locations, property taxes and maintenance expense. These costs were $14.8 million for fiscal year 2015, $17.5 million for fiscal year 2014 and $18.5 million for fiscal year 2013. The year-over-year reductions in 2015 and 2014 were primarily driven by savings related to branch closures.
Advertising. Advertising expenses declined by $0.8 million to $3.9 million in fiscal year 2015 and $1.5 million to $4.7 million for fiscal year 2014. The decreases resulted from re-evaluation of our advertising needs.
Net Loss Recognized on Repossessed Property and Other Assets. Our net loss on the sale of repossessed property and other assets was $5.4 million for fiscal year 2015, a decline of $3.2 million from $8.6 million for fiscal year 2014. This decline was primarily the result of a decrease in the number and carrying value of properties held as OREO and available for sale, resulting in fewer sales and lower cumulative losses in fiscal year 2015. Net loss on the sale of repossessed property and other assets was $8.6 million for fiscal year 2014, an increase of $5.0 million from $3.6 million for fiscal year 2013. This increase was primarily due to one specific property valuation reassessment.
Amortization of Core Deposits and Other Intangibles. Amortization of core deposits and other intangibles represents the scheduled amortization of specifically-identifiable intangible assets arising from acquisitions, including NAB’s acquisition of us as well as subsequent acquisitions completed by us. The most significant component of amortization of core deposits and other intangibles relates to core deposit intangible assets, which represented $7.1 million in fiscal year 2015 compared to $16.2 million in fiscal year 2014 and $19.3 million in fiscal year 2013. The intangible assets currently recorded are scheduled to amortize through May 2023. Total scheduled amortization for all intangible assets includes approximately $3 million for fiscal year 2016 and immaterial amounts for fiscal years 2017 through 2023.
Other. Other noninterest expenses include costs related to business development and professional membership fees, travel and entertainment costs and other costs incurred. Other noninterest expenses decreased from $17.3 million in fiscal year 2014 to $13.0 million in fiscal year 2015, a decrease of 25.1%. The decrease was attributable to a $1.6 million nonrecurring gain on a branch closure during the fiscal year and lower branch closure costs. Other noninterest expenses decreased from $19.5 million in fiscal year 2013 to $17.3 million in fiscal year 2014, a decrease of 11.2%. The decrease was due to expense reductions around a variety of categories.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the investments in tax-advantaged securities and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $52.5 million in fiscal year 2015 represents an effective tax rate of 32.5%, compared to $54.3 million or 34.1% for fiscal year 2014 and $53.9 million or 35.9% for fiscal year 2013, with the continuing decrease in rate primarily due to a larger amount of tax exempt interest and the mix of state and local taxes we recognized. In addition, specifically for fiscal year 2015, a resolution of a $1.7 million nonrecurring deferred tax item also influenced our lower effective tax rate.

Return on Assets and Equity
The table below presents our return on average total assets, return on average common equity, average common equity to average assets ratio and net income per average common share at and for the dates presented:

	Fiscal year ended September 30,
	2015	2014	2013
Return on average total assets	1.12%	1.14%	1.07%
Return on average common equity	7.49%	7.34%	6.97%
Average common equity to average assets ratio	14.98%	15.48%	15.30%
Net income per average common share(1)	$1.90	$1.81	$1.66

(1) Net income per average common share for the years ended September 30, 2014 and September 30, 2013 are calculated using the 57,886,114 shares outstanding after the stock split we effected on October 17, 2014 for purposes of comparability. We have calculated that the amount of share dilution during the year was immaterial and, as such, diluted EPS equals EPS for all periods presented.

Analysis of Financial Condition
The following table highlights certain key financial and performance information for the last three fiscal years:

	As of September 30,
	2015	2014	2013
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$9,798,654	$9,371,429	$9,134,258
Loans(1)	7,325,198	6,787,467	6,362,673
Allowance for loan losses	57,200	47,518	55,864
Deposits	7,387,065	7,052,180	6,948,208
Stockholders' equity	1,459,346	1,421,090	1,417,214
Tangible common equity(2)	$754,420	$709,054	$688,963
Tier 1 capital ratio	10.9%	11.8%	12.4%
Total capital ratio	12.1%	12.9%	13.8%
Tier 1 leverage ratio	9.1%	9.1%	9.2%
Common equity tier 1 ratio	10.1%	*	*
Tangible common equity / tangible assets(2)	8.3%	8.2%	8.2%
Nonperforming loans / total loans	0.93%	1.16%	2.03%
Net charge-offs / average total loans	0.13%	0.14%	0.44%
Allowance for loan losses / total loans	0.78%	0.70%	0.88%

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

* Not applicable for period presented

Our total assets were $9.80 billion at September 30, 2015, compared with $9.37 billion at September 30, 2014 and $9.13 billion at September 30, 2013. The increase in total assets in each year was principally attributable to organic loan growth, partially offset by reductions in the investment portfolio, the FDIC indemnification asset and core deposits and other intangibles. At September 30, 2015, loans as shown above were $7.33 billion, an increase of $537.7 million, or 7.9%, from $6.79 billion at September 30, 2014 and an increase of $962.5 million compared to September 30, 2013. This growth was primarily driven by targeted growth in agricultural and commercial lending. In our most recent fiscal year, total deposits grew 4.7% to $7.39 billion from September 30, 2014 to September 30, 2015.
Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated:

	As of September 30,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Unpaid principal balance:
Commercial non-real estate(1)
Loans, other than loans acquired with deteriorated credit quality	$1,608,069	$1,565,279	$1,469,834	$1,334,760	$941,009
Loans acquired with deteriorated credit quality	2,759	6,361	11,922	19,042	29,859
Total	1,610,828	1,571,640	1,481,756	1,353,802	970,868
Agriculture(1)
Loans, other than loans acquired with deteriorated credit quality	1,859,927	1,679,463	1,587,248	1,396,472	1,091,755
Loans acquired with deteriorated credit quality	1,538	1,746	—	—	—
Total	1,861,465	1,681,209	1,587,248	1,396,472	1,091,755
Commercial real estate (1)
Loans, other than loans acquired with deteriorated credit quality	2,825,038	2,491,992	2,208,816	2,196,543	2,083,289
Loans acquired with deteriorated credit quality	20,710	49,202	103,158	167,556	259,179
Total	2,845,748	2,541,194	2,311,974	2,364,099	2,342,468
Residential real estate
Loans, other than loans acquired with deteriorated credit quality	839,639	798,618	765,390	757,947	532,198
Loans acquired with deteriorated credit quality	82,188	102,987	141,079	182,278	244,498
Total	921,827	901,605	906,469	940,225	776,696
Consumer
Loans, other than loans acquired with deteriorated credit quality	71,777	88,243	97,874	119,644	87,409
Loans acquired with deteriorated credit quality	1,272	1,843	3,603	7,592	15,742
Total	73,049	90,086	101,477	127,236	103,151
Other lending
Loans, other than loans acquired with deteriorated credit quality	38,371	34,243	24,630	15,028	7,814
Loans acquired with deteriorated credit quality	—	—	81	386	456
Total	38,371	34,243	24,711	15,414	8,270
Total loans, other than loans acquired with deteriorated credit quality	7,242,821	6,657,838	6,153,792	5,820,394	4,743,474
Total loans acquired with deteriorated credit quality	108,467	162,139	259,843	376,854	549,734
Total unpaid principal balance	7,351,288	6,819,977	6,413,635	6,197,248	5,293,208
Less: Unamortized discount on acquired loans	(19,264)	(25,638)	(34,717)	(55,836)	(94,475)
Less: Unearned net deferred fees and costs and loans in process	(6,826)	(6,872)	(16,245)	(2,838)	(4,692)
Total loans	7,325,198	6,787,467	6,362,673	6,138,574	5,194,041
Allowance for loan losses	(57,200)	(47,518)	(55,864)	(71,878)	(71,543)
Loans, net	$7,267,998	$6,739,949	$6,306,809	$6,066,696	$5,122,498

 (1) Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

During the fiscal year ended September 30, 2015, total loans grew by 7.9%, or $537.7 million. The growth was primarily focused in the CRE, agriculture and commercial non-real estate segments of the portfolio. Over the same time period, residential real estate, consumer and other loan balances remained generally stable.

The following table presents an analysis of the unpaid principal balance of our loan portfolio at September 30, 2015, by borrower and collateral type and by each of the four major geographic areas we use to manage our markets.

	September 30, 2015
	Nebraska	Iowa / Kansas / Missouri	South Dakota	Arizona / Colorado	Other(2)	Total	%
	(dollars in thousands)
Commercial non-real estate(1)	$305,512	$805,757	$253,662	$187,010	$58,887	$1,610,828	21.9%
Agriculture(1)	171,790	456,695	655,319	565,571	12,090	1,861,465	25.3%
Commercial real estate(1)	672,254	804,767	715,688	609,027	44,012	2,845,748	38.7%
Residential real estate	230,773	319,933	162,889	153,214	55,018	921,827	12.5%
Consumer	21,733	23,939	22,197	3,428	1,752	73,049	1.0%
Other lending	—	—	—	—	38,371	38,371	0.6%
Total	$1,402,062	$2,411,091	$1,809,755	$1,518,250	$210,130	$7,351,288	100%
% by location	19.1%	32.8%	24.6%	20.6%	2.9%	100%

 (1) Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

 (2) Balances in this column represent acquired workout loans and certain other loans managed by our workout staff, commercial and consumer credit card loans, fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at September 30, 2015:

September 30, 2015
(dollars in thousands)
Commercial non-real estate	$1,610,828
Agriculture real estate	892,946
Agriculture operating loans	968,519
Agriculture	1,861,465
Construction and development	256,697
Owner-occupied CRE	1,122,041
Non-owner-occupied CRE	1,227,354
Multifamily residential real estate	239,656
Commercial real estate	2,845,748
Home equity lines of credit	345,256
Closed-end first lien	443,589
Closed-end junior lien	45,859
Residential construction	87,123
Residential real estate	921,827
Consumer	73,049
Other	38,371
Total unpaid principal balance	$7,351,288

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
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Bankers Association, at June 30, 2015, we were ranked the seventh-largest farm lender bank in the United States measured by total dollar volume of farm loans, and we take great pride in our knowledge of the agricultural industry across our footprint. We consider agriculture lending one of our core competencies. In 2008, agriculture loans comprised approximately 15% of our overall loan portfolio, compared to 25% as of September 30, 2015. We target a 20% to 30% portfolio composition for agriculture loans according to our risk appetite statement approved by our board of directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint.
Commercial Real Estate. CRE includes both owner-occupied CRE and non-owner-occupied CRE and construction and development lending. While CRE lending will remain a significant component of our overall loan portfolio, we are committed to managing our exposure to riskier construction and development deals specifically, and to CRE lending in general, by targeting relationships with relatively low loan-to-value positions, priced to reflect the amount of risk we accept as the lender. This focus on rebalancing the portfolio is reflected in the fact that CRE lending comprised nearly 50% of the portfolio in 2008, compared to 39% as of September 30, 2015.
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
The following table presents the maturity distribution of our loan portfolio as of September 30, 2015. The maturity dates were determined based on the contractual maturity date of the loan:

	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$662,562	$458,949	$489,317	$1,610,828
Agriculture	841,530	666,660	353,275	1,861,465
Commercial real estate	407,767	1,294,010	1,143,971	2,845,748
Residential real estate	138,824	405,805	377,198	921,827
Consumer	14,001	45,520	13,528	73,049
Other lending	38,371	—	—	38,371
Total	$2,103,055	$2,870,944	$2,377,289	$7,351,288

The following table presents the distribution, as of September 30, 2015, of our loans that were due after one year between fixed and variable interest rates:

	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$615,883	$332,383	$948,266
Agriculture	802,231	217,704	1,019,935
Commercial real estate	1,289,611	1,148,370	2,437,981
Residential real estate	199,865	583,138	783,003
Consumer	52,380	6,668	59,048
Total	$2,959,970	$2,288,263	$5,248,233

OREO
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. OREO assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the assets at an acceptable price in a timely manner. Our total OREO carrying value was $15.9 million as of September 30, 2015, a decrease of $33.7 million and $41.5 million compared to September 30, 2014 and September 30, 2013, respectively. The decrease was driven primarily by the liquidation of a number of sizable assets during the year. The amount of OREO covered by FDIC loss-sharing arrangements was $0.1 million as of September 30, 2015 and $10.6 million as of September 30, 2014. The reduction was due to the expiration of a loss-share agreement in June 2015. The following table presents our OREO balances for the period indicated:

	Fiscal year ended September 30,
	2015	2014	2013
	(dollars in thousands)
Beginning balance	$49,580	$57,422	$68,526
Additions to OREO	7,636	33,502	28,980
Valuation adjustments and other	(7,408)	(14,074)	(6,884)
Sales	(33,916)	(27,270)	(33,200)
Ending balance	$15,892	$49,580	$57,422
Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated:

	September 30,
	2015	2014	2013
	(dollars in thousands)
U.S. Treasury securities	$250,986	$222,868	$—
U.S. Agency securities	74,412	—	—
Mortgage-backed securities:
Government National Mortgage Association	842,460	1,113,363	1,470,822
Federal National Mortgage Association	46,449	—	1
Small Business Assistance Program	101,415	—	—
States and political subdivision securities	1,849	2,188	3,513
Corporate debt securities	4,996	11,732	11,889
Other	1,006	1,006	5,449
	$1,323,573	$1,351,157	$1,491,674
We have historically invested excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S.

states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. During the time that we were owned by NAB, the portfolio composition was heavily weighted toward Government National Mortgage Association (“GNMA”) residential agency mortgage-backed securities to fit the risk model and financial return targets of NAB. Since NAB’s intended divestiture of its investment in GWB was announced, we have begun to diversify the holdings in the portfolio to include U.S. Treasury and Agency securities and mortgage-backed securities issued by Federal National Mortgage Association (“FNMA”) and the Small Business Assistance Program. We intend to continue to diversify the portfolio over time to attain the overall yield and interest rate risk management goals of the portfolio. Since September 30, 2014, the fair value of the portfolio has decreased by $13.9 million, or 1.0%.
The following tables present the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period at September 30, 2015. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	September 30, 2015
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return
	(dollars in thousands)
U.S. Treasury securities	$—	—%	$250,986	1.49%	$—	—%	$—	—%	$—	—%	$—	—%	$250,986	1.49%
U.S. Agency securities	74,412	1.78%	—	—%	—	—%	—	—%	—	—%	—	—%	74,412	1.78%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	990,324	1.85%	—	—%	990,324	1.85%
States and political subdivision securities	1,849	4.93%	—	—%	—	—%	—	—%	—	—%	—	—%	1,849	4.93%
Corporate debt securities	—	—%	4,996	1.85%	—	—%	—	—%	—	—%	—	—%	4,996	1.85%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$76,261	1.85%	$255,982	1.50%	—	—%	$—	—%	$990,324	1.85%	$1,006	—%	$1,323,573	1.78%

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
The following table presents the dollar amount of nonaccrual loans including loans acquired with deteriorated credit quality, OREO, restructured performing loans and accruing loans over 90 days past due, at the end of the dates indicated. Loans covered by FDIC loss-sharing arrangements are generally pooled with other similar loans and are generally accreting purchase discount into income each period. Subject to compliance with the applicable loss-sharing agreement, we are generally indemnified by the FDIC at a rate of 80% for any future credit losses on loans covered by a FDIC loss-sharing arrangement through June 4, 2020 for single-family real estate loans. During the year, our loss-sharing arrangement for commercial loans expired June 4, 2015.

	September 30,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Nonaccrual loans(1)
Commercial non-real estate
Loans covered by FDIC loss-sharing arrangements	$—	$2,126	$2,947	$9,898	$18,223
Loans not covered by FDIC loss-sharing arrangements	14,287	4,908	6,641	7,394	12,359
Total	14,287	7,034	9,588	17,292	30,582
Agriculture
Loans covered by FDIC loss-sharing arrangements	—	—	—	—	—
Loans not covered by FDIC loss-sharing arrangements	24,569	11,453	8,236	3,757	6,200
Total	24,569	11,453	8,236	3,757	6,200
Commercial real estate
Loans covered by FDIC loss-sharing arrangements	—	21,995	31,151	48,822	120,141
Loans not covered by FDIC loss-sharing arrangements	16,870	20,767	57,652	71,455	116,465
Total	16,870	42,762	88,803	120,277	236,606
Residential real estate
Loans covered by FDIC loss-sharing arrangements	5,317	10,839	13,401	16,890	21,513
Loans not covered by FDIC loss-sharing arrangements	7,124	6,671	8,746	10,798	7,377
Total	12,441	17,510	22,147	27,688	28,890
Consumer
Loans covered by FDIC loss-sharing arrangements	—	—	—	—	17
Loans not covered by FDIC loss-sharing arrangements	122	146	226	401	823
Total	122	146	226	401	840
Other lending
Loans covered by FDIC loss-sharing arrangements	—	—	—	—	—
Loans not covered by FDIC loss-sharing arrangements	—	—	—	—	—
Total	—	—	—	—	—

Total nonaccrual loans covered by FDIC loss-sharing arrangements	5,317	34,960	47,499	75,610	159,894
Total nonaccrual loans not covered by FDIC loss-sharing arrangements	62,972	43,945	81,501	93,805	143,224
Total nonaccrual loans	68,289	78,905	129,000	169,415	303,118

OREO	15,892	49,580	57,422	68,526	99,640

Total nonperforming assets	84,181	128,485	186,422	237,941	402,758
Restructured performing loans	60,371	36,837	39,130	40,009	14,244

Total nonperforming and restructured assets	$144,552	$165,322	$225,552	$277,950	$417,002

Accruing loans 90 days or more past due	$58	$28	$227	$1,832	$352
Nonperforming restructured loans included in total nonaccrual loans	$13,966	$20,415	$63,140	$50,305	$14,244
Nonaccretable difference outstanding related to loans acquired with deteriorated credit quality	$36,843	$62,606	$92,541	$179,199	$303,413
Percent of total assets
Nonaccrual loans(1)
Loans not covered by FDIC loss-sharing arrangements	0.64%	0.47%	0.89%	1.04%	1.75%
Total	0.70%	0.84%	1.41%	1.88%	3.70%
OREO	0.16%	0.53%	0.63%	0.76%	1.22%
Nonperforming assets(2)	0.86%	1.37%	2.04%	2.64%	4.92%
Nonperforming and restructured assets(2)	1.48%	1.76%	2.47%	3.09%	5.09%

(1) Includes nonperforming restructured loans
(2) Includes nonaccrual loans, which includes nonperforming restructured loans.

At September 30, 2015, our nonperforming assets were 0.86% of total assets, compared to 1.37% at September 30, 2014.
Excluding loans covered by FDIC loss-sharing arrangements, we had average nonaccrual loans (calculated as a two-point average) of $53.5 million outstanding during fiscal year 2015. Based on the average loan portfolio yield for these loans for the year, we estimate that interest income would have been $2.6 million higher during the fiscal year had these loans been accruing.
Nonaccrual loans not covered by FDIC loss-sharing arrangements increased by $19.0 million compared to September 30, 2014, and decreased by $18.5 million compared to September 30, 2013, respectively. The increase in 2015 was primarily due to the previously mentioned expiration of our commercial loss-share arrangement on June 4, 2015. The decrease compared to 2013 was due a combination of an improving credit portfolio and exiting a few problem relationships.
Nonaccrual loans covered by FDIC loss-sharing arrangements continued to decline and are down $29.6 million since September 30, 2014, due to the expiration of our commercial loss-share arrangement on June 4, 2015 and natural runoff through payment or foreclosure of the underlying assets.
Overall nonaccrual loans decreased $10.6 million from September 30, 2014 due to improvements within the commercial non-real estate and agriculture segments, partially offset by an increase within commercial real estate.
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
When we grant concessions to borrowers that we would not otherwise grant if not for the borrowers’ financial difficulties, such as reduced interest rates or extensions of loan periods, we consider these modifications troubled debt restructurings, or TDRs. The table below outlines total TDRs, split between accruing and nonaccruing loans, at each of the dates indicated:

	Fiscal year ended September 30,
	2015	2014	2013
	(dollars in thousands)
Commercial non-real estate
Accruing TDRs	$8,928	$6,753	$4,769
Nonaccruing TDRs	833	1,785	5,007
Total	9,761	8,538	9,776
Agriculture
Accruing TDRs	20,041	3,780	4,326
Nonacrruing TDRs	6,857	9,994	7,268
Total	26,898	13,774	11,594
Commercial real estate
Accruing TDRs	30,917	25,177	29,373
Nonaccruing TDRs	4,725	6,884	49,736
Total	35,642	32,061	79,109
Residential real estate
Accruing TDRs	452	1,112	662
Nonaccruing TDRs	1,547	1,730	1,100
Total	1,999	2,842	1,762
Consumer
Accruing TDRs	33	35	—
Nonaccruing TDRs	4	22	29
Total	37	57	29

Total accruing TDRs	60,371	36,857	39,130
Total nonaccruing TDRs	13,966	20,415	63,140

Total TDRs	$74,337	$57,272	$102,270

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

	At and for the fiscal year ended September 30,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Assets covered by FDIC loss-sharing arrangements
Nonaccrual loans(1)	$5,317	$34,960	$47,499	$75,610	$159,894
TDRs	425	5,293	6,145	1,939	1,859
OREO	61	10,628	24,412	44,332	83,417
Allowance for loan losses, loans purchased with deteriorated credit quality covered by FDIC loss-sharing arrangements
Balance at beginning of period	$5,108	$7,246	$14,470	$12,542	$—
Additional impairment recorded	782	3,122	2,509	20,232	18,841
Recoupment of previously-recorded impairment	(1,701)	(4,482)	(5,095)	(6,387)	(874)
Charge-offs	—	(778)	(4,638)	(11,917)	(5,425)
Recoveries	—	—	—	—	—
Expiration of loss-sharing arrangement	(2,564)	—	—	—	—
Balance at end of period	$1,625	$5,108	$7,246	$14,470	$12,542

OREO covered by FDIC loss-sharing arrangement
Balance at beginning of period	$10,628	$24,412	$44,332	$83,417	$108,578
Additions to OREO	1,666	1,785	6,100	28,395	66,299
Valuation adjustments and other	(2,034)	(3,750)	(3,754)	(11,851)	(33,280)
Sales	(7,031)	(11,819)	(22,266)	(55,629)	(58,180)
Expiration of FDIC loss-sharing arrangement	(3,168)	—	—	—	—
Balance at end of period	$61	$10,628	$24,412	$44,332	$83,417

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
Our allowance for loan losses consists of two components. For non-impaired loans greaded pass or special mention, we calculate a weighted average loss ratio of 12-, 36- and 60-month historical realized losses by loan segment; adjust as necessary for qualitative factors such as current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio and/or significant policy and underwriting changes that are measured for each qualitative factor by loan segment using a low to high qualitative factor loss rate range; and apply the resulting loss rates to outstanding loan balances in each loan segment. We calculate the weighted average ratio of 12-, 36- and 60-month historical realized losses for each loan segment by dividing the average net annual charge-offs by the average outstanding loans of such type subject to the calculation for each of the 12-, 36- and 60-month periods, then averaging those three results. For impaired loans graded substandard or worse, we estimate our exposure for each individual relationship, given the current payment status of the loan, the present value of expected payments and the value of the underlying collateral as supported by third party appraisals, broker’s price opinions, and/or the borrower’s audited financial statements, each adjusted for liquidation costs. Any shortfall between the liquidation value of the underlying collateral and the recorded investment value of the loan is considered the required specific reserve amount. Actual losses in any period may exceed allowance amounts. We evaluate and adjust our allowance for loan losses, and the allocation of the allowance between loan categories, each month.

The following table presents an analysis of our allowance for loan losses, including provisions for loan losses, charge-offs and recoveries, for the periods indicated:

	At and for the fiscal year ended September 30,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$47,518	$55,864	$71,878	$71,543	$55,620
Provision charged to expense	19,718	4,456	13,650	16,300	43,810
Impairment of loans acquired with deteriorated credit quality	(677)	(3,772)	(2,076)	13,845	17,967
Charge-offs:
Commercial non-real estate	(11,153)	(5,380)	(3,636)	(7,304)	(9,482)
Agriculture	(606)	(2,429)	(4,069)	(49)	(1,075)
Commercial real estate	(1,971)	(3,199)	(19,648)	(24,854)	(32,862)
Residential real estate	(238)	(631)	(1,766)	(1,625)	(3,900)
Consumer	(129)	(211)	(244)	(1,137)	(526)
Other lending	(1,617)	(1,893)	(1,851)	(1,764)	(1,521)
Total charge-offs	(15,714)	(13,743)	(31,214)	(36,733)	(49,366)

Recoveries:
Commercial non-real estate	3,407	1,439	1,206	1,386	1,156
Agriculture	131	58	22	160	201
Commercial real estate	1,339	1,470	689	3,268	761
Residential real estate	231	233	279	630	379
Consumer	104	156	396	226	241
Other lending	1,143	1,357	1,034	1,253	774
Total recoveries	6,355	4,713	3,626	6,923	3,512

Net loan charge-offs	(9,359)	(9,030)	(27,588)	(29,810)	(45,854)

Balance at end of period	$57,200	$47,518	$55,864	$71,878	$71,543

Average total loans for the period(1)	$7,019,151	$6,556,818	$6,223,009	$5,549,685	$5,226,325
Total loans at period end(1)	$7,325,198	$6,787,467	$6,362,673	$6,138,574	$5,194,041
Ratios
Net charge-offs to average total loans	0.13%	0.14%	0.44%	0.54%	0.88%
Allowance for loan losses to:
Total loans	0.78%	0.70%	0.88%	1.17%	1.38%
Nonaccruing loans(2)	90.83%	108.13%	68.54%	76.62%	49.95%

(1) Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
(2) Nonaccruing loans excludes loans covered by FDIC loss-sharing arrangements.

In the fiscal year 2015, we recorded net charge-offs of $9.4 million, representing 0.13% of average total loans, a 1 basis point decrease compared to 0.14% for fiscal year 2014. The charge-offs we recorded during the year were primarily related to a small number of loans in the C&I portfolio.

At September 30, 2015, the allowance for loan losses was 0.78% of our total loan portfolio, an 8 basis point increase compared with 0.70% at September 30, 2014.
Net loan charge-offs decreased each fiscal year from 2011 and 2014 and remained relatively flat in 2015 when compared to fiscal year 2014. We believe this trend is reflective of our focus on managing our exposure to non-owner-occupied commercial real estate and construction and development loans, which we believe are relatively riskier than owner-occupied CRE loans, and represents that the majority of our most problematic commercial real estate loans have been worked out of our portfolio. Agriculture charge-offs increased in fiscal years 2013 and 2014; however, these increases are related to a small number of specific loans and, we believe, are not representative of underlying issues in our broader agriculture portfolio.

Additionally, a portion of our loans which are carried at fair value, totaling $1.12 billion and $985.4 million at September 30, 2015 and September 30, 2014, respectively, have no associated allowance for loan losses, but rather have a fair value adjustment related to credit risk, which is reflected in noninterest income, thus driving the overall ratio of allowance for loan losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $5.7 million and $6.0 million at September 30, 2015 and September 30, 2014, respectively.
The following tables present management’s historical allocation of the allowance for loan losses by loan category, in both dollars and percentage of our total allowance for loan losses, to specific loans in those categories at the dates indicated:

	September 30,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Allocation of allowance for loan losses:
Commercial non-real estate	$15,996	$10,550	$11,222	$18,979	$16,450
Agriculture	13,952	10,655	9,296	6,906	2,509
Commercial real estate	18,014	16,884	22,562	30,234	40,733
Residential real estate	8,025	8,342	11,779	14,761	10,758
Consumer	348	264	312	542	832
Other lending	865	823	693	456	261
Total	$57,200	$47,518	$55,864	$71,878	$71,543

	September 30,
	2015	2014	2013	2012	2011
Allocation of allowance for loan losses:
Commercial non-real estate	28.0%	22.2%	20.1%	26.4%	23.0%
Agriculture	24.4%	22.4%	16.6%	9.6%	3.5%
Commercial real estate	31.5%	35.5%	40.4%	42.1%	56.9%
Residential real estate	14.0%	17.6%	21.1%	20.5%	15.0%
Consumer	0.6%	0.6%	0.6%	0.8%	1.2%
Other lending	1.5%	1.7%	1.2%	0.6%	0.4%
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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We recorded provision for loan losses of $19.0 million during fiscal year 2015. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.4 million at September 30, 2015 and September 30, 2014.
Deposits
We obtain funds from depositors by offering consumer and business demand deposit accounts, MMDAs, NOW accounts, savings accounts and term time deposits At September 30, 2015 and September 30, 2014, our total deposits were $7.39 billion and $7.05 billion, respectively, representing an increase of 4.7% over the year. Our accounts are federally insured by the FDIC up to the legal maximum. We advertise in newspapers, on the Internet and on television and radio to attract deposits and perform limited direct telephone solicitation of potential institutional depositors such as investment managers, public depositors and pension plans. We have significantly shifted the composition of our deposit portfolio away from time deposits toward demand, NOW, MMDA and savings accounts over the last 30 months. This has reduced our overall cost of deposit funding, in addition to the fact that we have greatly increased adherence to internally published rate offerings for various types of deposit account offerings. The following table presents the balances and weighted average cost of our deposit portfolio at the following dates:

	September 30,
	2015		2014		2013
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Non-interest-bearing demand	$1,368,453	—%	$1,303,015	—%	$1,199,427	—%
NOW accounts, money market and savings	4,638,446	0.27%	4,005,471	0.24%	3,601,796	0.21%
Time certificates, $100,000 or more	554,583	0.86%	733,376	0.98%	850,817	1.04%
Other time certificates	825,583	0.62%	1,010,318	0.82%	1,296,168	0.97%
Total	$7,387,065	0.30%	$7,052,180	0.36%	$6,948,208	0.42%

Municipal public deposits constituted $0.82 billion and $1.00 billion of our deposit portfolio at September 30, 2015, and September 30, 2014, respectively, of which $519.2 million and $760.0 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 10.5% and 9.3% of our total deposits at September 30, 2015 and September 30, 2014, respectively.
The following table presents deposits by region:

	September 30,
	2015	2014	2013
	(dollars in thousands)
Nebraska	$2,334,172	$2,366,196	$2,455,229
Iowa / Kansas / Missouri	2,305,489	2,096,212	2,103,593
South Dakota	1,529,483	1,431,737	1,315,652
Arizona / Colorado	1,141,950	1,105,535	1,038,201
Corporate and other	75,971	52,500	35,533
Total deposits	$7,387,065	$7,052,180	$6,948,208
We fund a portion of our assets with time deposits that have balances of $100,000 or more and that have maturities generally in excess of six months. At September 30, 2015 and September 30, 2014, our time deposits of $100,000 or more totaled $554.6 million and $733.4 million, respectively. The following table presents the maturities of our time deposits of $100,000 or more and less than $100,000 in size at September 30, 2015:

	Greater than or equal to $100,000	Less than $100,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$106,677	$186,062
Over three through six months	94,316	170,445
Over six through twelve months	152,458	183,295
Over twelve months	201,132	285,781
Total	$554,583	$825,583
Percent of total deposits	7.5%	11.2%
At September 30, 2015 and September 30, 2014, the average remaining maturity of all time deposits was approximately 14 months and 13 months, respectively. The average time deposit amount per account was approximately $26,767 and $28,581 at September 30, 2015 and September 30, 2014, respectively.
Derivatives
In the normal course of business, we enter into fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) with certain of our commercial and agribusiness banking customers to assist them in facilitating their risk management strategies. We mitigate our interest rate risk associated with these loans by entering into equal and offsetting fixed-to-floating interest rate swap agreements for these loans with swap counterparties. We have elected to account for the loans at fair value under ASC 825 Fair Value Option. Changes in the fair value of these loans are recorded in earnings as a component of noninterest income in the relevant period. The related interest rate swaps are recognized as either assets or liabilities in our financial statements and any gains or losses on these swaps, both realized and unrealized, are recorded in earnings as a component of noninterest income. The economic hedges are fully effective from an interest rate risk perspective, as gains and losses on our swaps are directly offset by changes in fair value of the hedged loans (i.e., swap interest rate risk adjustments are directly offset by associated loan interest rate risk adjustments). Consequently, any changes in noninterest income associated with changes in fair value resulting from interest rate movement, as opposed to changes in credit quality, on the loans are directly offset by equal and opposite unrealized charges to or reductions in noninterest income for the related interest rate swap. Any changes in the fair value of the loans related to credit quality and the current realized gain (loss) on derivatives are not offsetting amounts within noninterest income. To ensure the correlation of movements in fair value between the interest rate swap and the related loan, we pass on all economic costs associated with our hedging activity resulting from loan customer prepayments (partial or full) to the customer.

Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted:

	As of and for the fiscal year ended September 30,
	2015	2014	2013
	(dollars in thousands)
Short-term borrowings:
FHLB advances	$—	$—	$50,000
Securities sold under agreements to repurchase	182,399	157,980	213,940
Related party notes payable	—	5,500	5,500
Other short-term borrowings	—	94	107
Total short-term borrowings	$182,399	$163,574	$269,547

Maximum amount outstanding at any month-end during the period	$229,429	$264,345	$387,769
Average amount outstanding during the period	$182,202	$205,483	$315,611
Weighted average rate for the period	0.38%	0.42%	0.30%
Weighted average rate as of date indicated	0.25%	0.37%	0.29%
Until July 31, 2015, Great Western had a $10.0 million revolving line of credit issued by NAB that was due on demand. We incurred an immaterial amount of interest expense related to this facility during the year. On July 31, 2015, we repaid our outstanding advances from NAB in full using available cash. On that same day, we entered into an agreement with Wells Fargo Bank for a $10.0 million revolving line of credit, due July 30, 2016, at an interest rate of LIBOR + 200 basis points. At September 30, 2015, we did not have any advances on the line of credit.
Other Borrowings
Great Western has outstanding $56.1 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of September 30, 2015 and September 30, 2014. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
Until July 31, 2015, Great Western also had outstanding a subordinated capital note issued to NAB New York Branch having an aggregate principal amount of approximately $35.8 million maturing in June 2018. On July 31, 2015, we repaid our obligations to NAB in full using a combination of available cash and proceeds of a $35 million private placement of subordinated debt. During the year, we issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at September 30, 2015, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, commencing on February 15, 2016 until August 15, 2020. During fiscal year 2015, we incurred $0.8 million in interest expense relating to the NAB subordinated notes and private placement subordinated notes, compared to $0.9 million in fiscal year 2014.

Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at September 30, 2015. Customer deposit obligations categorized as “not determined” include noninterest-bearing demand accounts, NOW accounts, MMDAs and passbook accounts.

	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$869,102	$265,075	$216,836	$5,002	$6,031,050	$7,387,065
Securities sold under agreement to repurchase	182,399	1,063	1,809	—	—	185,271
FHLB advances and other borrowings	90,000	25,000	100,000	366,000	—	581,000
Subordinated notes payable	—	—	—	34,644	—	34,644
Subordinated debentures	—	—	—	56,083	—	56,083
Operating leases, net of sublease income	4,645	4,200	9,378	4,231	—	22,454
Interest on FHLB advances	2,840	2,276	5,651	3,895	—	14,662
Interest on subordinated notes payable	1,706	1,706	5,119	8,318	—	16,849
Interest on subordinated debentures	1,342	1,342	4,027	19,068	—	25,779
Other Commitments:
Commitments to extend credit—non-credit card	$1,254,149	$129,250	$348,358	$248,265	$—	$1,980,022
Commitments to extend credit—credit card	$176,221	—	—	—	—	$176,221
Letters of credit	$52,571	—	—	—	—	$52,571
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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated:

	September 30,
	2015	2014	2013
	(dollars in thousands)
Commitments to extend credit	$2,156,243	$1,939,544	$1,713,869
Letters of credit	52,571	54,381	51,893
Total	$2,208,814	$1,993,925	$1,765,762

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
Great Western Bancorp, Inc. Great Western Bancorp, Inc.'s ("GWBI") primary source of liquidity is cash obtained from dividends by our bank. We primarily use our cash for the payment of dividends, when and if declared by our board of directors and the payment of interest on our outstanding junior subordinated debentures. We also use cash, as necessary, to satisfy the needs of our bank through equity contributions and for acquisitions. At September 30, 2015, GWBI had $2.3 million of cash. During the fourth quarter of fiscal year 2015, we declared and paid a dividend of $0.12 per share. During fiscal year 2015, we repaid our line of credit and subordinated debt in full to NAB on July 31, 2015 with a combination of available cash and the proceeds of a $35 million private placement of subordinated debt. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities.
Great Western Bank. Our bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At September 30, 2015, our bank had cash of $237.8 million and $1.33 billion of highly-liquid securities held in our investment portfolio, of which $923.5 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, interest rate swaps and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our bank also had $581.0 million in FHLB borrowings at September 30, 2015, with additional available lines of $733.2 million. Our bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At September 30, 2015, we had a total of $2.21 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our bank are based on the Basel III framework, as implemented by the federal bank regulators.

The following table presents our regulatory capital ratios at September 30, 2015 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements.

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$825,211	10.9%	6.0%	8.0%
Total capital	917,446	12.1%	8.0%	10.0%
Tier 1 leverage	825,211	9.1%	4.0%	5.0%
Common equity Tier 1	769,128	10.1%	4.5%	6.5%
Risk-weighted assets	$7,600,961

Great Western Bank
Tier 1 capital	$850,464	11.2%	6.0%	8.0%
Total capital	907,700	12.0%	8.0%	10.0%
Tier 1 leverage	850,464	9.4%	4.0%	5.0%
Common equity Tier 1	850,464	11.2%	4.5%	6.5%
Risk-weighted assets	$7,596,413
At September 30, 2015 and September 30, 2014, our Tier 1 capital included an aggregate of $56.1 million of trust preferred securities issued by our subsidiaries. At September 30, 2015, our Tier 2 capital included $57.2 million of the allowance for loan losses and $35.0 million of subordinated capital notes. At September 30, 2014, our Tier 2 capital included $47.5 million of the allowance for loan losses and $21.5 million of an intercompany subordinated capital note, subject to phase-out and a haircut of 60%. Our total risk-weighted assets were $7.60 billion at September 30, 2015. At September 30, 2015, Kroll Bond Rating Agency has given an investment grade of BBB to our subordinated debt.
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

	For the fiscal year ended:
	2015	2014	2013
Cash net income and return on average tangible common equity:
Net income	$109,065	$104,952	$96,243
Add: Amortization of intangible assets	7,110	16,215	19,290
Add: Tax on amortization of intangible assets	(880)	(3,244)	(3,244)
Cash net income	$115,295	$117,923	$112,289

Average common equity	$1,456,223	$1,430,772	$1,380,296
Less: Average goodwill and other intangible assets	707,920	719,573	738,140
Average tangible common equity	$748,303	$711,199	$642,156
Return on average common equity	7.49%	7.34%	6.97%
Return on average tangible common equity *	15.4%	16.6%	17.5%

* Calculated as cash net income divided by average tangible common equity and cash net income divided by average tangible common equity, respectively.

	For the fiscal year ended:
	2015	2014	2013
Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):

Net interest income	$333,497	$320,424	$310,473
Add: Tax equivalent adjustment	6,576	4,663	3,541
Net interest income (FTE)	340,073	325,087	314,014
Add: Current realized derivative gain (loss)	(21,642)	(18,255)	(14,217)
Adjusted net interest income (FTE)	$318,431	$306,832	$299,797

Average interest earning assets	$8,641,719	$8,093,861	$7,862,860
Net interest margin (FTE) *	3.94%	4.02%	3.99%
Adjusted net interest margin (FTE) **	3.68%	3.79%	3.81%
* Calculated as net interest income (FTE) divided by average interest earning assets.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets.

Adjusted interest income and adjusted yield (fully-tax equivalent basis), on loans other than loans acquired with deteriorated credit quality:
Interest income	$329,618	$318,775	$304,904
Add: Tax equivalent adjustment	6,576	4,663	3,541
Interest income (FTE)	336,194	323,438	308,445
Add: Current realized derivative gain (loss)	(21,642)	(18,255)	(14,217)
Adjusted interest income (FTE)	$314,552	$305,183	$294,228

Average loans other than loans acquired with deteriorated credit quality	$6,889,738	$6,311,857	$5,876,116
Yield (FTE) *	4.88%	5.12%	5.25%
Adjusted yield (FTE) **	4.57%	4.84%	5.01%

* Calculated as interest income (FTE) divided by average loans.
** Calculated as adjusted interest income (FTE) divided by average loans.

	For the fiscal year ended:
	2015	2014	2013
Efficiency ratio:
Total revenue	$367,387	$360,205	$370,305
Add: Tax equivalent adjustment	6,576	4,663	3,541
Total revenue (FTE)	$373,963	$364,868	$373,846

Noninterest expense	$186,794	$200,222	$208,590
Less: Amortization of intangible assets	7,110	16,215	19,290
Tangible noninterest expense	$179,684	$184,007	$189,300
Efficiency ratio *	48.0%	50.4%	50.6%

* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity to tangible assets:
Total stockholders' equity	$1,459,346	$1,421,090	$1,417,214
Less: Goodwill and other intangible assets	704,926	712,036	728,251
Tangible common equity	$754,420	$709,054	$688,963

Total assets	$9,798,654	$9,371,429	$9,134,258
Less: Goodwill and other intangible assets	704,926	712,036	728,251
Tangible assets	$9,093,728	$8,659,393	$8,406,007
Tangible common equity to tangible assets	8.3%	8.2%	8.2%

Impact of Inflation and Changing Prices
Our financial statements included in this report have been prepared in accordance with GAAP, which requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession generally are not considered. The primary effect of inflation on our operations is reflected in increased operating costs. In our management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.
Recent Accounting Pronouncements
See "Note 1- Nature of Operations and Summary of Significant Accounting Policies" in the accompanying "Notes to Consolidated Financial Statements" included in this report for a discussion of new accounting pronouncements and their expected impact on our financial statements.

Critical Accounting Policies and the Impact of Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for loan losses, credit risks, estimated loan lives, interest rate risk, investments, intangible assets, income taxes, contingencies, litigation and other operational risks. We base these estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and those differences could have a material impact on our financial condition or results of operations.
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
Troubled Debt Restructurings (“TDRs”)
Loans modified under troubled debt restructurings involve granting a concession to a borrower who is experiencing financial difficulty. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection, which generally would not otherwise be considered. Our TDRs include performing and nonperforming TDRs, which consist of loans that continue to accrue interest at the loan's original interest rate as we expect to collect the remaining principal and interest on the loan, and nonaccrual TDRs, which include loans that are in a nonaccrual status and are no longer accruing interest, as we do not expect to collect the full amount of principal and interest owned from the borrower on these loans. At the time of modification (except for loans on nonaccrual status), a TDR is classified as nonperforming TDR until a six-month payment history of principal and interest payments, in accordance with the terms of the loan modification, is sustained, at which time we move the loan to a performing status (performing TDR). If we do not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. All TDRs are accounted for as impaired loans and are included in our analysis of the allowance for loan losses. A TDR that has been renewed for a borrower who is no longer experiencing financial difficulty and which yields a market rate of interest at the time of a renewal is no longer considered a TDR.
Allowance for Loan Losses and Unfunded Commitments
We maintain an allowance for loan losses at a level management believes is appropriate to reserve for credit losses inherent in our loan portfolio. The allowance for loan losses is determined based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies, the estimated value of the underlying collateral and other credit risk indicators, that is inherently subjective.
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
The allowance for loan losses consists of reserves for probable losses that have been identified related to specific borrowing relationships that are individually evaluated for impairment, which we refer to in this report as the “specific reserve,” as well as probable losses inherent in our loan portfolio that are not specifically identified, which we refer to in this prospectus as the “collective reserve.”
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
FDIC Indemnification Asset and Clawback Liability
We entered into two loss-sharing agreements with the FDIC in connection with our FDIC-assisted acquisition of TierOne Bank, one covering certain single family residential mortgage loans and one covering commercial loans and other assets. The commercial loss share agreement claim period ended on June 4, 2015. The single family residential mortgage agreement covers a portion of realized losses on loans, foreclosed real estate and certain other assets and ends on June 4, 2020. We have recorded assets on the consolidated balance sheets—that is, indemnification assets—representing estimated future amounts recoverable from the FDIC.
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
Goodwill Impairment
We perform an annual impairment evaluation as of June 30th of each fiscal year or more frequently if conditions indicate that impairment may have incurred, such as a significant adverse change in economic conditions. We first evaluate potential impairment of goodwill by comparing our one reporting unit to its carrying amount. Any excess of carrying value over fair value would indicate a potential impairment and we would proceed to perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The evaluation of possible goodwill impairment involves significant judgment based upon short-term and long-term projections of future performance.

We performed our goodwill impairment assessment on the basis of one reporting unit. A quantitative analysis using three methods; market multiple, comparable transaction, and discounted cash flow were applied in the assessment. The average of the values calculated under the three methods determined a range of equity value. For the discounted cash flow method, the income growth was projected for the reporting unit over three years and a terminal value was computed. Assumptions used in the discounted cash flow method were based on growth rates, volatility, discount rate and the equity risk premium inherent in our current stock price. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine fair value of our reporting unit. Critical assumptions in our evaluation were a 3.0% average expected long-term growth rate, a 1.1% volatility factor for our common stock, an 11.0% discount rate and a 6.25% equity risk premium.

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
The methods and lives used to amortize intangible assets are as follows:

Intangible	Method	Years
Core deposit	Straight-line or effective yield	5
Brand intangible	Straight-line	15
Customer relationships	Straight-line	8.5
Other intangibles	Straight-line	5

Intangible assets are evaluated for impairment if indicators of impairment are identified.

Derivatives
We maintain an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. We enter into interest rate swap contracts to offset the interest rate risk associated with borrowers who lock in long-term fixed rates (greater than or equal to 5 years to maturity) through a fixed rate loan. These contracts do not qualify for hedge accounting. Generally, under these swaps, We agree with various swap counterparties to exchange the difference between fixed-rate and floating-rate interest amounts based upon notional principal amounts. These interest rate derivative instruments are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value, with changes in fair value reported in net realized and unrealized gain (loss) on derivatives. Since each fixed rate loan is paired with an offsetting derivative contract, the impact to net income is minimized.
We enter into forward interest rate lock commitments on mortgage loans to be held for sale, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding. We also have corresponding forward sales contracts related to these interest rate lock commitments. Both the mortgage loan commitments and the related sales contracts are considered derivatives and are recorded at fair value with changes in fair value recorded in noninterest income.
Income Taxes
We file a consolidated income tax return with our bank and National Americas Investment, Inc (a wholly owned indirect subsidiary of NAB). Income taxes are allocated pursuant to a tax-sharing arrangement, whereby we pay federal and state income taxes as if we were filing on a standalone basis. Income tax expense includes two components: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over income. We determine deferred income taxes using the liability, or balance sheet, method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.
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
We recognize interest and/or penalties related to income tax matters in other interest and noninterest expense, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2015, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of September 30, 2015 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Adjusted Net Interest Income for the Year Ended September 30, 2015
Change in Market Interest Rates as of September 30, 2015	Year Ending September 30, 2016	Year Ending September 30, 2017
Immediate Shifts
+400 basis points	15.10%	13.17%
+300 basis points	11.38%	9.98%
+200 basis points	7.51%	6.67%
+100 basis points	3.61%	3.32%
-100 basis points	(2.51)%	(3.55)%

Gradual Shifts
+400 basis points	4.96%
+300 basis points	3.54%
+200 basis points	2.17%
+100 basis points	0.86%
-100 basis points	(0.39)%

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
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Great Western Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of Great Western Bancorp, Inc. (the "Company") as of September 30, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Western Bancorp, Inc. at September 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Chicago, Illinois
December 11, 2015

GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30,	September 30,
	2015	2014
Assets
Cash and due from banks	$237,770	$256,639
Securities available for sale	1,327,327	1,341,242
Loans, net of unearned discounts and deferred fees, including $97,030 and $234,036 of loans covered by FDIC loss share agreements at September 30, 2015 and 2014, respectively, and $1,118,687 and $985,411 of loans and written loan commitments at fair value under the fair value option at September 30, 2015 and 2014, respectively, and $9,867 and $10,381 of loans held for sale at September 30, 2015 and 2014, respectively	7,325,198	6,787,467
Allowance for loan losses	(57,200)	(47,518)
Net loans	7,267,998	6,739,949
Premises and equipment	97,550	103,707
Accrued interest receivable	44,077	42,609
Other repossessed property, including $61 and $10,628 of property covered by FDIC loss share arrangements at September 30, 2015 and 2014, respectively	15,892	49,580
FDIC indemnification asset	14,722	26,678
Goodwill	697,807	697,807
Core deposits and other intangibles	7,119	14,229
Net deferred tax assets	32,470	44,703
Other assets	55,922	54,286
Total assets	$9,798,654	$9,371,429
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$1,368,453	$1,303,015
Interest-bearing	6,018,612	5,749,165
Total deposits	7,387,065	7,052,180
Securities sold under agreements to repurchase	185,271	161,687
FHLB advances and other borrowings	581,000	575,094
Related party notes payable	—	41,295
Subordinated debentures and subordinated notes payable	90,727	56,083
Fair value of derivatives	53,613	13,092
Accrued interest payable	4,006	5,273
Income tax payable	—	4,915
Accrued expenses and other liabilities	37,626	40,720
Total liabilities	8,339,308	7,950,339
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 55,219,596 shares issued and outstanding at September 30, 2015 and 57,886,114 shares issued and outstanding at September 30, 2014	552	579
Additional paid-in capital	1,201,387	1,260,124
Retained earnings	255,089	166,544
Accumulated other comprehensive income (loss)	2,318	(6,157)
Total stockholders’ equity	1,459,346	1,421,090
Total liabilities and stockholders’ equity	$9,798,654	$9,371,429

See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Share and Per Share Data)

	Years Ended September 30,
	2015	2014	2013
Interest and dividend income
Loans	$338,458	$324,610	$319,710
Taxable securities	22,973	26,363	28,552
Nontaxable securities	51	80	127
Dividends on securities	1,247	968	909
Federal funds sold and other	652	455	336
Total interest and dividend income	363,381	352,476	349,634

Interest expense
Deposits	23,362	25,764	33,117
Securities sold under agreements to repurchase	563	600	644
FHLB advances and other borrowings	3,631	3,452	3,103
Related party notes payable	771	921	950
Subordinated debentures and subordinated notes payable	1,557	1,315	1,347
Total interest expense	29,884	32,052	39,161

Net interest income	333,497	320,424	310,473

Provision for loan losses	19,041	684	11,574

Net interest income after provision for loan losses	314,456	319,740	298,899

Noninterest income
Service charges and other fees	39,134	40,204	41,692
Wealth management fees	7,412	7,228	8,108
Net gain on sale of loans	6,694	5,539	13,724
Net gain on sale of securities	310	90	917
Net increase (decrease) in fair value of loans at fair value	36,742	11,904	(41,160)
Net realized and unrealized gain (loss) on derivatives	(62,088)	(30,177)	26,088
Other	5,686	4,993	10,463
Total noninterest income	33,890	39,781	59,832

Noninterest expense
Salaries and employee benefits	100,646	95,105	100,660
Data processing	19,531	19,548	18,980
Occupancy expenses	14,809	17,526	18,532
Professional fees	14,024	12,233	12,547
Communication expenses	4,455	4,510	4,609
Advertising	3,940	4,746	6,267
Equipment expense	3,905	4,350	4,518
Net loss recognized on repossessed property and other related expenses	5,382	8,644	3,650
Amortization of core deposits and other intangibles	7,110	16,215	19,290
Other	12,992	17,345	19,537
Total noninterest expense	186,794	200,222	208,590
Income before income taxes	161,552	159,299	150,141
Provision for income taxes	52,487	54,347	53,898
Net income	$109,065	$104,952	$96,243

Other comprehensive income (loss) - change in net unrealized gain (loss) on securities available-for-sale (net of deferred income tax (expense) benefit of $(5,194), $(386) and $15,376 in 2015, 2014 and 2013, respectively)	8,475	924	(26,192)
Comprehensive income	$117,540	$105,876	$70,051

Basic earnings per common share
Weighted average shares outstanding	57,455,693	57,886,114	57,886,114
Basic earnings per share	$1.90	$1.81	$1.66

Diluted earnings per common share
Weighted average shares outstanding	57,500,878	57,886,114	57,886,114
Diluted earnings per share	$1.90	$1.81	$1.66

Dividends per share
Dividends paid	20,520	$102,000	$41,400
Dividends per share	$0.36	$1.76	$0.72
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total
Balance, September 30, 2012		$579	$1,260,124	$108,749	$19,111	$1,388,563
Net income	$96,243	—	—	96,243	—	96,243
Other comprehensive income, net of tax:
Net change in net unrealized (loss) on securities available for sale	(26,192)	—	—	—	(26,192)	(26,192)
Comprehensive income	$70,051
Cash dividends:
Common stock, $0.72 per share		—	—	(41,400)	—	(41,400)
Balance, September 30, 2013		$579	$1,260,124	$163,592	$(7,081)	$1,417,214
Net income	$104,952	—	—	104,952	—	104,952
Other comprehensive income, net of tax:
Net change in net unrealized gain on securities available for sale	924	—	—	—	924	924
Comprehensive income	$105,876
Cash dividends:
Common stock, $1.76 per share		—	—	(102,000)	—	(102,000)
Balance, September 30, 2014		$579	$1,260,124	$166,544	$(6,157)	$1,421,090
Net income	$109,065	—	—	109,065	—	109,065
Other comprehensive income, net of tax:
Net change in net unrealized gain on securities available for sale	8,475	—	—	—	8,475	8,475
Comprehensive income	$117,540
Stock-based compensation, net of tax		—	1,236	—	—	1,236
Common stock repurchased		(27)	(59,973)	—	—	(60,000)
Cash dividends:
Common stock, $0.36 per share		—	—	(20,520)	—	(20,520)
Balance, September 30, 2015		$552	$1,201,387	$255,089	$2,318	$1,459,346
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended September 30,
	2015	2014	2013
Operating activities
Net income	$109,065	$104,952	$96,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,984	33,696	42,881
Amortization of FDIC indemnification asset	7,552	14,604	14,758
Net gain on sale of securities	(310)	(90)	(917)
Net gain on sale of loans	(6,694)	(5,539)	(13,724)
Net (gain) loss on FDIC indemnification asset	2,277	(4,506)	2,931
Net (gain) loss on sale of premises and equipment	(1,983)	3,280	632
Net loss from sale/writedowns of repossessed property	5,382	8,644	3,650
Provision for loan losses	19,041	684	11,574
Stock-based compensation	1,236	—	—
Originations of residential real estate loans held-for-sale	(281,098)	(216,361)	(429,009)
Proceeds from sales of residential real estate loans held-for-sale	288,306	219,790	463,730
Net deferred income taxes	7,040	(12,463)	(6,088)
Changes in:
Accrued interest receivable	(1,468)	(1,544)	(329)
Other assets	(1,814)	(1,721)	(2,931)
FDIC clawback liability	917	1,153	1,202
Accrued interest payable and other liabilities	30,330	(441)	(35,519)
Net cash provided by operating activities	198,763	144,138	149,084
Investing activities
Purchase of securities available for sale	(353,249)	(222,711)	(520,929)
Proceeds from sales of securities available for sale	105,190	47,309	72,436
Proceeds from maturities of securities available for sale	269,284	307,090	495,495
Net increase in loans	(553,976)	(464,143)	(307,813)
Reimbursement of covered losses from FDIC indemnification claims	2,127	8,914	5,284
Purchase of premises and equipment	(3,895)	(4,978)	(3,318)
Proceeds from sale of premises and equipment	3,576	2,736	5,163
Proceeds from sale of repossessed property	35,942	32,700	43,467
Purchase of FHLB stock	(50,335)	(16,890)	(23,503)
Proceeds from redemption of FHLB stock	50,512	9,733	21,536
Net cash used in investing activities	(494,824)	(300,240)	(212,182)
Financing activities
Net increase in deposits	334,885	103,972	63,693
Net increase (decrease) in securities sold under agreements to repurchase	23,584	(55,875)	(18,009)
Net increase in FHLB advances and other borrowings	5,906	184,487	84,986
Proceeds from issuance of subordinated notes payable, net	34,632	—	—
Payment of related party notes payable	(41,295)	—	—
Common stock repurchased	(60,000)	—	—
Dividends paid	(20,520)	(102,000)	(41,400)
Net cash provided by financing activities	277,192	130,584	89,270
Net increase (decrease) in cash and due from banks	(18,869)	(25,518)	26,172
Cash and due from banks, beginning of period	256,639	282,157	255,985
Cash and due from banks, end of period	$237,770	$256,639	$282,157
Supplemental disclosures of cash flows information
Cash payments for interest	$31,150	$33,570	$43,832
Cash payments for income taxes	$52,319	$75,695	$58,599
Supplemental schedules of noncash investing and financing activities
Loans transferred to repossessed assets	$(7,636)	$(33,502)	$(28,980)
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
Prior to the initial public offering of shares of its common stock in October 2014, the Company was an indirect wholly-owned subsidiary of National Australia Bank Limited ("NAB"). NAB sold 18.4 million shares, representing 31.8% of the Company's common stock, in the initial public offering. On May 6, 2015, NAB sold 23.0 million shares of the Company's common stock, representing 39.7% of the Company's common stock, in the second stage of its planned divestment. After completion of the May 6, 2015 offering, NAB beneficially owned 28.5% of the Company's outstanding common stock. On July 31, 2015, NAB sold all of its remaining shares of the Company's common stock in a secondary public offering of 13,819,596 shares and a concurrent share repurchase transaction in which the Company acquired 2,666,518 shares from NAB to fully divest its ownership. The Company is publicly traded on the New York Stock Exchange (NYSE).
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
Basis of Presentation and Principles of Consolidation
The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States (“U.S. GAAP”), SEC rules and interpretive releases and prevailing practices within the banking industry. All significant income and expenses are recorded on the accrual basis. The accompanying consolidated financial statements include the accounts and results of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under U.S. GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiaries Great Western Statutory Trust IV, GWB Capital Trust VI and Sunstate Bancshares Trust II are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these trusts are not included in the Company’s consolidated financial statements.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Certain previously reported amounts have been reclassified to conform to the current presentation.
Use of Estimates
U. S. GAAP requires management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Subsequent Events
On October 28, 2015, the Company’s board of directors declared a dividend of $0.14 per common share payable on November 30, 2015 to owners of record as of close of business on November 13, 2015. The aggregate dividend payment will be $7.7 million.
On November 30, 2015, the Company announced the signing of an Agreement and Plan of Merger with HF Financial Corp ("HF Financial"), the parent company of Home Federal Bank, headquartered in Sioux Falls, South Dakota. The Merger Agreement provides that HF Financial will merge into the Company, with the Company being the surviving entity, followed by the merger of Home Federal Bank into the Bank, with the Bank being the surviving entity. The Merger Agreement has been approved by the Boards of Directors of the Company and HF Financial. The closing of the Merger Agreement is subject to the required approval of HF Financial’s stockholders, requisite regulatory approvals and the effectiveness of the registration statement to be filed by the Company with respect to the stock to be issued in the merger and other customary closing conditions. The parties anticipate closing during the second quarter of calendar year 2016.
Subject to the terms of the Merger Agreement, HF Financial's stockholders will have the right to receive for each share of HF Financial common stock, at their election (but subject to proration in the event cash or stock is oversubscribed), either (i) 0.6500 share of the Company's common stock, or (ii) $19.50 in cash. The total merger consideration shall be prorated as necessary to ensure that 25% of the total outstanding shares of HF Financial common stock will be exchanged for cash and 75% of the total outstanding shares of HF Financial common stock will be exchanged for shares of the Company's common stock in the merger. The aggregate merger consideration equals $34.5 million of cash and 3.45 million shares of the Company’s common stock.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

to maturity in response to changes in the Company’s interest rate risk profile, funding needs, demand for collateralized deposits by public entities or other reasons.
Held-to-maturity securities are stated at amortized cost, which represents actual cost adjusted for premium amortization and discount accretion. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of related taxes, included in stockholders’ equity as a component of accumulated other comprehensive income (loss).
Trading securities are stated at fair value. Realized and unrealized gains and losses from sales and fair value adjustments of trading securities are included in other noninterest income in the consolidated statements of comprehensive income.
Purchases and sales of securities are recognized on a trade date basis. The cost of securities sold is based on the specific identification method.
Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are recognized in earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an other-than-temporary impairment loss is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in accumulated other comprehensive income (loss).
Interest and dividends, including amortization of premiums and accretion of discounts, are recognized as interest or dividend income when earned. Realized gains and losses on sales (using the specific identification method) and declines in value judged to be other-than-temporary are included in noninterest income in the consolidated statements of comprehensive income.
Federal Home Loan Bank Stock
Investments in the Federal Home Loan Bank (“FHLB”) stock are restricted as to redemption and are carried at cost. Investments in FHLB stock are reviewed regularly for possible other-than-temporary impairment, and the cost basis of this investment is reduced by any declines in value determined to be other-than-temporary. FHLB stock is included in other assets on the consolidated balance sheets.
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
Interest income on loans is accrued daily on the outstanding balances. Accrual of interest is discontinued when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful, which is generally at 90 days past due. Generally, when loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

balance as long as concern exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectability of principal and interest.
The Company has elected to measure certain long-term loans and written loan commitments at fair value to assist in managing interest rate risk for longer-term loans. Fair value loans are fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) to our business and agribusiness banking customers to assist them in facilitating their risk management strategies. The fair value option was elected upon the origination or acquisition of these loans and written loan commitments. Interest income is recognized in the same manner on loans reported at fair value as on non-fair value loans, except in regard to origination fees and costs which are recognized immediately upon closing. The changes in fair value of long-term loans and written loan commitments at fair value are reported in noninterest income.
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
Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. Loans held for sale include fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans are carried at cost and sold within 45 days. These loans are sold with the mortgage servicing rights released. Under limited circumstances, buyers may have recourse to return a purchased loan to the Company. Recourse conditions may include early payment default, breach of representation or warranties, or documentation deficiencies.
Fair value of loans held for sale is determined based on prevailing market prices for loans with similar characteristics, sale contract prices, or, for certain portfolios, discounted cash flow analysis. Declines in fair value below cost (and subsequent recoveries) are recognized in net gain on sale of loans. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold. Gains or losses on sales are recognized upon delivery and included in net gain on sale of loans.
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
For purchased loans not deemed impaired at the acquisition date, the difference between the fair value and the unpaid principal balance of the loan at acquisition date is amortized or accreted to interest income using the effective interest method over the remaining period to contractual maturity.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Credit Risk Management
The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all credit exposures. The strategy also emphasizes diversification on a geographic, industry, and customer level; regular credit examinations; and management reviews of loans exhibiting deterioration of credit quality. The credit risk management strategy also includes a credit risk assessment process that performs assessments of compliance with commercial and consumer credit policies, risk ratings, and other critical credit information. Loan decisions are documented with respect to the borrower’s business, purpose of the loan, evaluation of the repayment sources, and the associated risks, evaluation of collateral, covenants and monitoring requirements, and risk rating rationale.
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
The commercial real estate lending class includes loans made to small and middle market businesses, including multifamily properties. Loans in this class are secured by commercial real estate. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan losses for the commercial real estate lending class. Key risk characteristics relevant to the commercial real estate lending class include the industry and geography of the borrower’s business, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan losses.
The commercial non real estate lending class includes loans made to small and middle market businesses, and loans made to public sector customers. Loans in this class are generally secured by business assets and guaranteed by owners; cashflows are most often our primary source of repayment. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan losses for the commercial non real estate lending class. Key risk characteristics relevant to the commercial non real estate lending class include the industry and geography of the borrower’s business, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan losses.
The agriculture lending class includes loans made to small and mid-size agricultural individuals and businesses. Loans in this class are generally secured by operating assets and guaranteed by owners; cashflows are most often our primary source of repayment. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan losses for the agriculture lending class. Key risk characteristics relevant to the agriculture lending class include the geography of the borrower’s operations, commodity prices and weather patterns, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan losses.
The consumer lending class includes loans made to consumer customers including loans secured by automobiles and other installment loans, and the other lending class includes credit card loans and unsecured revolving credit lines. Historical loss history is the primary factor in determining the allowance for loan losses for the consumer and other lending classes. Key risk characteristics relevant to loans in the consumer and other lending classes primarily relate to the borrower’s capacity and willingness to repay and include unemployment rates and other economic factors, and customer payment and overall credit history. These risk characteristics, among others, are reflected in the environmental factors considered in determining the allowance for loan losses.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The Company assigns all non-consumer loans a credit quality risk rating. These ratings are Pass, Watch, Substandard, Doubtful, and Loss. Loans with a Pass and Watch rating represent those loans not classified on the Company’s rating scale for problem credits, with loans with a Watch rating being monitored and updated at least quarterly by management. Substandard loans are those where a well-defined weakness has been identified that may put full collection of contractual debt at risk. Doubtful loans are those where a well-defined weakness has been identified and a loss of contractual debt is probable. Substandard and doubtful loans are monitored and updated monthly. All loan risk ratings are updated and monitored on a continuous basis. The Company generally does not risk rate consumer loans unless a default event such as bankruptcy or extended nonperformance takes place. Alternatively, standard credit scoring systems are used to assess credit risks of consumer loans.
Troubled Debt Restructurings (“TDRs”)
Loans modified under troubled debt restructurings involve granting a concession to a borrower who is experiencing financial difficulty. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection, which generally would not otherwise be considered. Our TDRs include performing and nonperforming TDRs, which consist of loans that continue to accrue interest at the loan's original interest rate as we expect to collect the remaining principal and interest on the loan, and nonaccrual TDRs, which include loans that are in a nonaccrual status and are no longer accruing interest, as we do not expect to collect the full amount of principal and interest owned from the borrower on these loans. At the time of modification (except for loans on nonaccrual status), a TDR is classified as nonperforming TDR until a six-month payment history of principal and interest payments, in accordance with the terms of the loan modification, is sustained, at which time we move the loan to a performing status (performing TDR). If we do not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. All TDRs are accounted for as impaired loans and are included in our analysis of the allowance for loan losses. A TDR that has been renewed for a borrower who is no longer experiencing financial difficulty and which yields a market rate of interest at the time of a renewal is no longer considered a TDR.
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
All of these estimates are susceptible to significant change. Changes to the allowance for loan losses are made by charges to the provision for loan losses, which is reflected in the consolidated statements of comprehensive income. Past due status is monitored as an indicator of credit deterioration. Loans that are 90 days or more past due are put on nonaccrual status unless the loan is well secured and in the process of collection. Loans deemed to be uncollectible are charged off against the allowance for loan losses. Recoveries of amounts previously charged-off are credited to the allowance for loan losses.
The allowance for loan losses consist of reserves for probable losses that have been identified related to specific borrowing relationships that are individually evaluated for impairment (“specific reserve”), as well as probable losses inherent in our loan portfolio that are not specifically identified (“collective reserve”).
The specific reserve relates to impaired loans. A loan is impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. Specific reserves are determined on a loan-by-loan basis based on management’s best estimate of the Company’s exposure, given the current payment status of the loan, the present value of expected payments, and the value of any underlying collateral. Impaired loans also include loans modified in troubled debt restructurings. Generally, the impairment related to troubled debt restructurings is measured based on the fair value of the collateral, less cost to sell, or the present value of expected payments relative to the unpaid principal balance. If the impaired loan is identified as collateral dependent, then the fair value of the collateral method of

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

measuring the amount of the impairment is utilized. This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the appraised value, if necessary, and including costs to sell.
Management’s estimate for collective reserves reflects losses incurred in the loan portfolio as of the consolidated balance sheet reporting date. Incurred loss estimates primarily are based on historical loss experience and portfolio mix. Incurred loss estimates may be adjusted for qualitative factors such as current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and/or significant policy and underwriting changes.
The Company maintains an ALL for acquired impaired loans accounted for under ASC 310-30, resulting from decreases in expected cash flows arising from the periodic revaluation of these loans Any decrease in expected cash flows in the individual loan pool is generally recognized in the current provision for loan losses. Any increase in expected cash flows is generally not recognized immediately but is instead reflected as an adjustment to the related loan or pool's yield on a prospective basis once any previously recorded provision for loan loss has been recognized.
For acquired nonimpaired loans accounted for under ASC 310-20, the Company utilizes methods to estimate the required allowance for loan losses similar to originated loans; the required reserve is compared to the net carrying value of each acquired nonimpaired loan (by segment) to determine if a provision is required.
While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in performing the estimates.
Unfunded residential mortgage loan commitments entered into in connection with mortgage loans to be held for sale are considered derivatives and are recorded at fair value and included in other liabilities on the consolidated balance sheets with changes in fair value recorded in other interest income. All other unfunded loan commitments are generally related to providing credit facilities to customers and are not considered derivatives. For purchased loans, the fair value of the unfunded credit commitments is considered in determination of the fair value of the loans recorded at the date of acquisition. Reserves for credit exposure on all other unfunded credit commitments are recorded in other liabilities on the consolidated balance sheets. We maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities.
FDIC Indemnification Asset and Clawback Liability
In conjunction with a Federal Deposit Insurance Corporation (“FDIC”)-assisted transaction of TierOne Bank in 2010, the Company entered into two loss share agreements with the FDIC, one covering certain single family residential mortgage loans with the claim period ending June 2020 and one covering commercial loans and other assets, in which the claim period ended in June 2015. The agreements cover a portion of realized losses on loans, foreclosed real estate and certain other assets. The Company has recorded assets on the consolidated balance sheets (i.e. indemnification assets) representing estimated future amounts recoverable from the FDIC.
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
The loss share assets are measured separately from the related loans and foreclosed real estate and recorded as an FDIC indemnification asset on the consolidated balance sheets because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses reduce the carrying amount of the loss share assets. Reductions to expected losses on covered assets, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, also reduce the carrying amount of the loss share assets. The rate of accretion of the indemnification asset discount included in interest income slows to mirror the accelerated accretion of the loan discount. Additional expected losses on covered assets, to the extent such expected losses result in the recognition of an allowance for loan losses, increase the carrying amount of the loss share assets. A related increase in the value of the indemnification asset up to the amount covered by the FDIC is calculated based on the reimbursement rates from the FDIC and is included in other noninterest income. The corresponding loan

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

accretion or amortization is recorded as a component of interest income on the consolidated statements of comprehensive income. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.
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
No long-lived asset impairments were recognized during the years ended September 30, 2015, 2014 or 2013.
Bank Owned Life Insurance (“BOLI”)
BOLI represents life insurance policies on the lives of certain Company officers or former officers for which the Company is the beneficiary. The carrying amount of bank owned life insurance consists of the initial premium paid plus increases in cash value less the carrying amount associated with any death benefits received, and is recorded in other assets. Death benefits paid in excess of the applicable carrying amount are recognized as income, which is exempt from income taxes.
Other Repossessed Property
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Income and expenses from operations of repossessed property are included in noninterest expense.
Goodwill
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. Goodwill is evaluated annually for impairment. The Company performs its impairment evaluation as of June 30 of each fiscal year. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill are not recognized in the consolidated financial statements. No goodwill impairment was recognized during the years ended September 30, 2015, 2014 or
2013.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
The methods and lives used to amortize intangible assets are as follows:

Intangible	Method	Years
Core deposit	Straight-line or effective yield	5
Brand intangible	Straight-line	15
Customer relationships	Straight-line	8.5
Other intangibles	Straight-line	5
Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No intangible asset impairments were recognized during the years ended September 30, 2015, 2014 or 2013.
Derivatives

The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company enters into interest rate swap contracts to offset the interest rate risk associated with borrowers who lock in long-term fixed rates (greater than or equal to 5 years to maturity) through a fixed rate loan. These contracts do not qualify for hedge accounting. Generally, under these swaps, the Company agrees with various swap counterparties to exchange the difference between fixed-rate and floating-rate interest amounts based upon notional principal amounts. These interest rate derivative instruments are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value, with changes in fair value reported in net realized and unrealized gain (loss) on derivatives. Since each fixed rate loan is paired with an offsetting derivative contract, the impact to net income is minimized.

The Company enters into forward interest rate lock commitments on mortgage loans to be held for sale, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding. The Company also has corresponding forward sales contracts related to these interest rate lock commitments. Both the mortgage loan commitments and the related sales contracts are considered derivatives and are recorded at fair value with changes in fair value recorded in noninterest income.
Stock Based Compensation
Restricted and performance-based stock units/awards are classified as equity awards and accounted for under the Treasury method. Compensation expense for non-vested stock units/awards is based on the fair value of the award on the measurement date, which, for the Company, is the date of the grant and is recognized ratably over the vesting or performance period of the award. The fair value of non-vested stock units/awards is generally the market price of the Company's stock on the date of grant.
Income Taxes
The Company was required to file a consolidated income tax return with National Americas Investment, Inc. ("NAI") (a wholly owned indirect subsidiary of NAB) until NAI's dissolution on October 17, 2014. Income taxes are allocated pursuant to a tax-sharing arrangement, whereby the Company will pay federal and state income taxes as if it were filing on a stand-alone basis. Income tax expense includes two components: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over income. The
Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Tax benefits related to uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term "more likely than not" means a likelihood of more than 50 percent;
the terms "examined" and "upon examination" also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.

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
Wealth Management Fees
Wealth management fees include commission income from financial planning, investment management and insurance operations.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income (loss) consists entirely of unrealized appreciation (depreciation) on available-for-sale securities.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which does not apply to financial instruments. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. Early application is not permitted. The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU No. 2014-09 until annual reporting periods beginning after December 15, 2017. No other revisions were made to ASU 2014-09. The Company is currently evaluating the potential impact of ASU 2014-09 on our financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concepts of Extraordinary Items." ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and is not expected to have a significant impact on our financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidated Analysis." ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (ii) amends the criteria for determining whether a limited partnership is a variable interest entity and (iii) eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017 and is not expected to have a significant impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The amendments must be applied retrospectively to each prior reporting period. Early application is permitted which the Company has elected for the annual reporting period ended September 30, 2015.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which addresses accounting for fees paid by a customer in cloud computing arrangements, such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect ASU 2015-05 to have a material impact on our financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments, which requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the potential impact of ASU 2015-16 on our financial statements.

2. Restrictions on Cash and Due from Banks
The Company is required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of deposits. The total requirement was approximately $49.3 million and $50.4 million at September 30, 2015 and 2014, respectively.

3. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2015
U.S. Treasury securities	$250,986	$3,811	$—	$254,797
U.S. Agency securities	74,412	643	—	75,055
Mortgage-backed securities:
Government National Mortgage Association	842,460	3,663	(4,503)	841,620
Federal National Mortgage Association	46,449	96	—	46,545
Small Business Assistance Program	101,415	233	(213)	101,435
States and political subdivision securities	1,849	1	—	1,850
Corporate debt securities	4,996	—	(13)	4,983
Other	1,006	36	—	1,042
Total	$1,323,573	$8,483	$(4,729)	$1,327,327

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2014
U.S. Treasury securities	$222,868	$31	$(174)	$222,725
U.S. Agency securities	—	—	—	—
Mortgage-backed securities:
Government National Mortgage Association	1,113,363	4,639	(14,587)	1,103,415
Federal National Mortgage Association	—	—	—	—
Small Business Assistance Program	—	—	—	—
States and political subdivision securities	2,188	1	—	2,189
Corporate debt securities	11,732	141	—	11,873
Other	1,006	34	—	1,040
Total	$1,351,157	$4,846	$(14,761)	$1,341,242
The amortized cost and approximate fair value of debt securities available for sale as of September 30, 2015 and 2014, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

	September 30, 2015		September 30, 2014
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$76,261	$76,905	$7,207	$7,218
Due after one year through five years	255,982	259,780	223,282	223,140
Due after five years through ten years	—	—	6,299	6,429
	332,243	336,685	236,788	236,787
Mortgage-backed securities	990,324	989,600	1,113,363	1,103,415
Securities without contractual maturities	1,006	1,042	1,006	1,040
Total	$1,323,573	$1,327,327	$1,351,157	$1,341,242

Proceeds from sales of securities available for sale were $105.2 million, $47.3 million and $72.4 million for the years ended September 30, 2015, 2014 and 2013 respectively. Gross gains (pre-tax) of $0.8 million, $1.0 million and $1.7 million and gross losses (pre-tax) of $0.5 million, $0.9 million and $0.8 million were realized on the sales for the years ended September 30, 2015, 2014 and 2013, respectively, using the specific identification method.
Securities with an estimated fair value of approximately $894.3 million and $1.13 billion at September 30, 2015 and 2014, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 36% and 64% of the Company’s investment portfolio at September 30, 2015 and 2014, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other than temporarily impaired at September 30, 2015 or 2014. For the years ended September 30, 2015, 2014 and 2013, the Company did not recognize any other-than-temporary impairment.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		September 30, 2015 12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	58,604	(236)	412,058	(4,480)	470,662	(4,716)
Corporate debt securities	4,984	(13)	—	—	4,984	(13)
Total	$63,588	$(249)	$412,058	$(4,480)	$475,646	$(4,729)

	Less than 12 months		September 30, 2014 12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities	$98,344	$(174)	$—	$—	$98,344	$(174)
Mortgage-backed securities	24,625	(125)	730,171	(14,462)	754,796	(14,587)
Corporate debt securities	—	—	—	—	—	—
Total	$122,969	$(299)	$730,171	$(14,462)	$853,140	$(14,761)

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

As of September 30, 2015 and 2014, the Company had 31 and 49 securities, respectively, in an unrealized loss position.
The Company’s investments in nonmarketable equity securities are all stock of the Federal Home Loan Bank ("FHLB"). The carrying value of Federal Home Loan Bank stock was $35.7 million and $35.9 million as of September 30, 2015 and 2014, respectively, and is reported in other assets on the consolidated balance sheets. No indicators of impairment related to FHLB stock were identified during the fiscal years ended September 30, 2015 and 2014.

The components of other accumulated comprehensive income (loss) from net unrealized gains (losses) on securities available for sale for the years ended September 30, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Beginning balance accumulated other comprehensive income (loss)	$(6,157)	$(7,081)	$19,111
Net unrealized holding gain (loss) arising during the period	13,979	1,400	(40,651)
Reclassification adjustment for net gain realized in net income	(310)	(90)	(917)
Net change in unrealized gain (loss) before income taxes	13,669	1,310	(41,568)
Income tax (expense) benefit	(5,194)	(386)	15,376
Net change in unrealized gain (loss) on securities after taxes	8,475	924	(26,192)
Ending balance accumulated other comprehensive income (loss)	$2,318	$(6,157)	$(7,081)

4. Loans
The composition of net loans as of September 30, 2015 and 2014, is as follows (in thousands):

	2015	2014
Residential real estate	$921,827	$901,605
Commercial real estate	2,845,748	2,541,194
Commercial non real estate	1,610,828	1,571,640
Agriculture	1,861,465	1,681,209
Consumer	73,049	90,086
Other	38,371	34,243
Ending balance	7,351,288	6,819,977
Less:
Unamortized discount on acquired loans	(19,264)	(25,638)
Unearned net deferred fees and costs and loans in process	(6,826)	(6,872)
Total	$7,325,198	$6,787,467
The loan breakouts above include loans covered by FDIC loss sharing agreements totaling $97.0 million and $234.0 million as of September 30, 2015 and 2014, respectively, residential real estate loans held for sale totaling $9.9 million and $10.4 million at September 30, 2015 and 2014, respectively, and $1.12 billion and $985.4 million of loans and written loan commitments accounted for at fair value as of September 30, 2015 and 2014, respectively.
Unamortized net deferred fees and costs totaled $7.5 million and $6.3 million as of September 30, 2015 and 2014, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $(0.7) million and $0.6 million as of September 30, 2015 and 2014, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Loans guaranteed by agencies of the U.S. government totaled $105.0 million and $106.5 million at September 30, 2015 and 2014, respectively.
Principal balances of residential real estate loans sold totaled $281.6 million and $214.3 million for the years ended September 30, 2015 and 2014, respectively.
Nonaccrual
The following table presents the Company’s nonaccrual loans at September 30, 2015 and 2014 (in thousands), excluding loans acquired with deteriorated credit quality. Loans greater than 90 days past due and still accruing interest as of September 30, 2015 and 2014, were not significant.

Nonaccrual loans	2015	2014
Residential real estate	$7,642	$8,807
Commercial real estate	9,556	26,326
Commercial non real estate	14,281	5,491
Agriculture	24,569	11,453
Consumer	107	121
Total	$56,155	$52,198

At September 30, 2015 and 2014, nonaccrual loans, excluding loans covered under the FDIC loss-sharing agreements was $62,972 and $43,945, respectively.

Credit Quality Information
The composition of the loan portfolio by internally assigned grade is as follows as of September 30, 2015 and 2014. This table (in thousands) is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.12 billion for 2015 and $985.4 million for 2014:

As of September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$799,359	$2,384,980	$1,053,091	$1,272,312	$72,705	$38,371	$5,620,818
Watchlist	4,890	66,024	50,242	189,144	78	—	310,378
Substandard	11,877	56,905	60,801	53,837	223	—	183,643
Doubtful	323	200	682	256	7	—	1,468
Loss	—	—	—	—	—	—	—
Ending balance	816,449	2,508,109	1,164,816	1,515,549	73,013	38,371	6,116,307
Loans covered by FDIC loss sharing agreements	97,030	—	—	—	—	—	97,030
Total	$913,479	$2,508,109	$1,164,816	$1,515,549	$73,013	$38,371	$6,213,337

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

As of September 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$747,485	$1,867,866	$1,218,558	$1,202,145	$89,197	$34,243	$5,159,494
Watchlist	5,320	84,132	65,628	132,262	381	—	287,723
Substandard	11,290	51,692	27,499	35,107	242	—	125,830
Doubtful	659	148	798	35	19	—	1,659
Loss	—	—	175	—	—	—	175
Ending balance	764,754	2,003,838	1,312,658	1,369,549	89,839	34,243	5,574,881
Loans covered by FDIC loss sharing agreements	127,115	95,467	9,390	2,004	60	—	234,036
Total	$891,869	$2,099,305	$1,322,048	$1,371,553	$89,899	$34,243	$5,808,917
Past Due Loans
The following table (in thousands) presents the Company’s past due loans at September 30, 2015 and 2014. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.12 billion for 2015 and $985.4 million for 2014.

As of September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
Residential real estate	$486	$858	$2,776	$4,120	$812,329	$816,449
Commercial real estate	1,708	1,204	4,247	7,159	2,500,950	2,508,109
Commercial non real estate	697	7,944	4,072	12,713	1,152,103	1,164,816
Agriculture	2,161	175	6,264	8,600	1,506,949	1,515,549
Consumer	232	8	37	277	72,736	73,013
Other	—	—	—	—	38,371	38,371
Ending balance	5,284	10,189	17,396	32,869	6,083,438	6,116,307
Loans covered by FDIC loss sharing agreements	2,455	594	873	3,922	93,108	97,030
Total	$7,739	$10,783	$18,269	$36,791	$6,176,546	$6,213,337

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

As of September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
Residential real estate	$675	$611	$2,581	$3,867	$760,887	$764,754
Commercial real estate	11,050	819	3,384	15,253	1,988,585	2,003,838
Commercial non real estate	1,761	6,228	744	8,733	1,303,925	1,312,658
Agriculture	16	368	4,205	4,589	1,364,960	1,369,549
Consumer	244	18	49	311	89,528	89,839
Other	—	—	—	—	34,243	34,243
Ending balance	13,746	8,044	10,963	32,753	5,542,128	5,574,881
Loans covered by FDIC loss sharing agreements	1,960	1,252	3,728	6,940	227,096	234,036
Total	$15,706	$9,296	$14,691	$39,693	$5,769,224	$5,808,917

Impaired Loans
The following table presents the Company’s impaired loans (in thousands). This table excludes loans covered by FDIC loss sharing agreements:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
As of September 30, 2015
Impaired loans:
With an allowance recorded:
Residential real estate	$12,364	$12,602	$2,784
Commercial real estate	67,751	69,722	4,644
Commercial non real estate	65,495	76,647	5,657
Agriculture	54,093	54,699	3,950
Consumer	230	359	50
Total	$199,933	$214,029	$17,085

	Recorded Investment	Unpaid Principal Balance	Related Allowance
As of September 30, 2014
Impaired loans:
With an allowance recorded:
Residential real estate	$12,107	$12,737	$2,529
Commercial real estate	62,155	64,597	4,269
Commercial non real estate	32,522	37,882	3,927
Agriculture	35,528	37,958	1,155
Consumer	280	491	51
Total	$142,592	$153,665	$11,931

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

There are no impaired loans without a valuation allowance, other than those loans for which the Company has claim to collateral with value(s) in excess of the outstanding loan amount, after allowing for the cost of liquidating the collateral as of September 30, 2015 or 2014.

The average recorded investment on impaired loans and interest income recognized on impaired loans for the years ended September 30, 2015, 2014 and 2013, respectively, are as follows:

	For the year ended September 30, 2015		For the year ended September 30, 2014		For the year ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized while on Impaired Status	Average Recorded Investment	Interest Income Recognized while on Impaired Status	Average Recorded Investment	Interest Income Recognized while on Impaired Status

Residential real estate	$12,342	$588	$13,572	$661	$15,716	$956
Commercial real estate	71,380	3,936	84,490	2,191	106,780	5,015
Commercial non real estate	49,426	3,092	31,827	1,980	34,817	1,225
Agriculture	44,567	1,953	30,546	984	15,522	769
Consumer	245	35	346	53	554	58
Total	$177,960	$9,604	$160,781	$5,869	$173,389	$8,023
Valuation adjustments made to repossessed properties for the years ended September 30, 2015 and 2014, totaled $5.9 million and $9.7 million, respectively, and are included in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. These TDRs do not include purchased impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan losses for TDRs were $3.6 million and $3.2 million at September 30, 2015 and 2014, respectively. Commitments to lend additional funds to borrowers whose loans were modified in a TDR were $2.3 million and $1.4 million as of September 30, 2015 and 2014, respectively.
The following table presents the recorded value of the Company’s TDR balances as of September 30, 2015 and 2014 (in thousands):

	September 30, 2015		September 30, 2014
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential real estate	$452	$1,547	$1,112	$1,730
Commercial real estate	30,917	4,725	25,177	6,884
Commercial non real estate	8,928	833	6,753	1,785
Agriculture	20,041	6,857	3,780	9,994
Consumer	33	4	35	22
Total	$60,371	$13,966	$36,857	$20,415

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents a summary of all accruing loans restructured in TDRs during the years ended September 30, 2015, 2014 and 2013, respectively:

	2015			2014			2013
		Recorded Investment			Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	1	$13	$13	—	$—	$—	—	$—	$—
Term extension	2	53	53	6	206	206	7	663	663
Payment modification	—	—	—	6	474	474	—	—	—
Bankruptcy	1	19	19	9	338	338	1	5	5
Other	—	—	—	2	49	49	—	—	—
Total residential real estate	4	85	85	23	1,067	1,067	8	668	668
Commercial real estate
Rate modification	—	—	—	—	—	—	2	990	990
Term extension	—	—	—	3	109	109	7	4,158	4,158
Payment modification	6	22,232	22,232	2	2,911	2,911	3	13,497	13,497
Bankruptcy	1	477	477	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Total commercial real estate	7	22,709	22,709	5	3,020	3,020	12	18,645	18,645
Commercial non real estate
Rate modification	—	—	—	—	—	—	1	529	529
Term extension	2	2,296	2,296	7	2,183	2,183	10	14,851	14,851
Payment modification	4	1,709	1,709	10	3,593	3,593	9	2,759	2,759
Bankruptcy	—	—	—	—	—	—	—	—	—
Other	—	—	—	5	945	945	—	—	—
Total commercial non real estate	6	4,005	4,005	22	6,721	6,721	20	18,139	18,139
Agriculture
Rate modification	—	—	—	—	—	—	—	—	—
Term extension	2	1,410	1,410	5	2,755	2,755	6	2,008	2,008
Payment modification	7	18,551	18,551	—	—	—	2	1,949	1,949
Bankruptcy	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Total agriculture	9	19,961	19,961	5	2,755	2,755	8	3,957	3,957
Consumer
Rate modification	—	—	—	—	—	—	—	—	—
Term extension	—	—	—	—	—	—	1	3	3
Payment modification	1	17	17	4	21	21	—	—	—
Bankruptcy	1	6	6	—	—	—	—	—	—
Other	—	—	—	2	28	28	—	—	—
Total consumer	2	23	23	6	49	49	1	3	3
Total accruing	28	$46,783	$46,783	61	$13,612	$13,612	49	$41,412	$41,412
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents a summary of all non-accruing loans restructured in TDRs during the years ended September 30, 2015, 2014 and 2013:

	2015			2014			2013
		Recorded Investment			Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	1	$67	$67	5	$119	$119	—	$—	$—
Term extension	3	169	169	13	351	351	15	638	638
Payment modification	1	19	19	6	219	219	—	—	—
Bankruptcy	1	39	39	7	275	275	2	336	336
Other	1	24	8	11	425	425	2	147	147
Total residential real estate	7	318	302	42	1,389	1,389	19	1,121	1,121
Commercial real estate
Rate modification	—	—	—	3	1,618	1,618	2	310	310
Term extension	2	740	740	2	4,031	4,031	7	2,448	2,448
Payment modification	2	1,082	1,082	—	—	—	7	17,578	17,578
Bankruptcy	—	—	—	—	—	—	3	3,162	3,162
Other	—	—	—	1	87	87	—	—	—
Total commercial real estate	4	1,822	1,822	6	5,736	5,736	19	23,498	23,498
Commercial Non Real Estate
Rate modification	1	32	—	—	—	—	1	1,067	1,067
Term extension	5	257	180	10	438	438	8	1,127	1,127
Payment modification	2	22	3	1	36	36	3	2,051	1,416
Bankruptcy	—	—	—	1	10	10	—	—	—
Other	—	—	—	—	—	—	—	—	—
Total commercial non real estate	8	311	183	12	484	484	12	4,245	3,610
Agriculture
Rate modification	—	—	—	—	—	—	—	—	—
Term extension	—	—	—	3	831	831	3	768	768
Payment modification	1	229	229	—	—	—	4	6,196	6,196
Bankruptcy	—	—	—	—	—	—	—	—	—
Other	—	—	—	2	511	511	—	—	—
Total agriculture	1	229	229	5	1,342	1,342	7	6,964	6,964
Consumer
Rate modification	—	—	—	—	—	—	2	11	11
Term extension	2	1	—	2	15	15	5	30	30
Payment modification	—	—	—	1	2	2	—	—	—
Bankruptcy	—	—	—	—	—	—	—	—	—
Other	—	—	—	2	9	9	—	—	—
Total consumer	2	1	—	5	26	26	7	41	41
Total non-accruing	22	$2,681	$2,536	70	$8,977	$8,977	64	$35,869	$35,234
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	5	$145	$—	—	$—	$—	1	$635	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

For the years ended September 30, 2015, 2014 and 2013, the table below represents defaults on loans that were first modified during the respective fiscal year, that became 90 days or more delinquent or were charged-off during the respective fiscal year.

	2015		2014		2013
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	1	$8	11	$419	5	$647
Commercial real estate	—	—	—	—	7	4,401
Commercial non real estate	2	—	8	313	1	1,067
Agriculture	—	—	2	935	6	5,739
Consumer	2	—	1	—	—	—
Total	5	$8	22	$1,667	$19	$11,854
The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification. In 2015, 2014 and 2013, $14.5 million, $12.9 million, $0.0 million respectively, of loans were removed from TDR status as they were restructured at market terms and are performing.

5. Allowance for Loan Losses
The following tables presents the Company’s allowance for loan losses roll forward for the years ended September 30, 2015 and 2014.

September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance October 1, 2014	$8,342	$16,884	$10,550	$10,655	$264	$823	$47,518
Charge-offs	(238)	(1,971)	(11,153)	(606)	(129)	(1,617)	(15,714)
Recoveries	231	1,339	3,407	131	104	1,143	6,355
Provision	849	1,325	13,122	3,772	134	516	19,718
(Improvement) impairment of loans acquired with deteriorated credit quality	(1,159)	437	70	—	(25)	—	(677)
Ending balance September 30, 2015	$8,025	$18,014	$15,996	$13,952	$348	$865	$57,200

September 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance October 1, 2013	$11,779	$22,562	$11,222	$9,296	$312	$693	$55,864
Charge-offs	(631)	(3,199)	(5,380)	(2,429)	(211)	(1,893)	(13,743)
Recoveries	233	1,470	1,439	58	156	1,357	4,713
Provision	(788)	(4,114)	4,980	3,730	(18)	666	4,456
(Improvement) impairment of loans acquired with deteriorated credit quality	(2,251)	165	(1,711)	—	25	—	(3,772)
Ending balance September 30, 2014	$8,342	$16,884	$10,550	$10,655	$264	$823	$47,518

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

September 30, 2013	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance October 1, 2012	$14,761	$30,234	$18,979	$6,906	$542	$456	$71,878
Charge-offs	(1,766)	(19,648)	(3,636)	(4,069)	(244)	(1,851)	(31,214)
Recoveries	279	689	1,206	22	396	1,034	3,626
Provision	1,043	10,925	(5,427)	6,437	(382)	1,054	13,650
(Impairment) improvement of loans acquired with deteriorated credit quality	(2,538)	362	100	—	—	—	(2,076)
Ending balance September 30, 2013	$11,779	$22,562	$11,222	$9,296	$312	$693	$55,864

The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance. These tables (in thousands) are presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.12 billion, loans held for sale of $9.9 million, and guaranteed loans of $105.0 million for September 30, 2015 and loans measured at fair value with changes in fair value reported in earnings of $985.4 million, loans held for sale of $10.4 million, and guaranteed loans of $106.5 million for 2014.

As of September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$2,783	$4,585	$5,624	$3,950	$50	$—	$16,992
Collectively evaluated for impairment	3,618	12,347	10,302	10,002	298	865	37,432
Loans acquired with deteriorated credit quality	1,624	1,082	70	—	—	—	2,776
Total allowance	$8,025	$18,014	$15,996	$13,952	$348	$865	$57,200

Financing Receivables
Individually evaluated for impairment	$13,106	$49,794	$62,158	$44,253	$193	$—	$169,504
Collectively evaluated for impairment	806,912	2,385,636	1,056,806	1,461,230	71,549	38,371	5,820,504
Loans acquired with deteriorated credit quality	82,189	20,710	2,759	1,538	1,271	—	108,467
Loans Outstanding	$902,207	$2,456,140	$1,121,723	$1,507,021	$73,013	$38,371	$6,098,475

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

As of September 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$2,528	$4,205	$3,909	$1,152	$51	$—	$11,845
Collectively evaluated for impairment	3,030	12,034	6,641	9,503	188	823	32,219
Loans acquired with deteriorated credit quality	2,784	645	—	—	25	—	3,454
Total allowance	$8,342	$16,884	$10,550	$10,655	$264	$823	$47,518

Financing Receivables
Individually evaluated for impairment	$14,559	$44,317	$28,812	$25,754	$200	$—	$113,642
Collectively evaluated for impairment	762,425	1,963,937	1,230,930	1,336,899	87,856	34,243	5,416,290
Loans acquired with deteriorated credit quality	102,987	49,202	6,361	1,746	1,843	—	162,139
Loans Outstanding	$879,971	$2,057,456	$1,266,103	$1,364,399	$89,899	$34,243	$5,692,071

The Company maintains an ALL for acquired loans accounted for under ASC 310-30 as a result of impairment to loan pools arising from the periodic re-valuation of these loans. Any impairment in the individual pool is generally recognized in the current period as provision for loan losses. Any improvement in the estimated cash flows, is generally not recognized immediately, but is instead reflected as an adjustment to the related loan pools yield on a prospective basis once any previously recorded impairment has been recaptured.
The ALL for loans acquired with deteriorated credit quality (ASC 310-30 loans) totaled $2.8 million at September 30, 2015, compared to $3.5 million at September 30, 2014. During fiscal year 2015, loan pools accounted for under ASC 310-30 had a net reversal of provision of $0.7 million as a result of increases in expected cash flows. Net provision reversals for fiscal year 2014 totaled $3.8 million, and were driven by the residential real estate and commercial non real estate pools.
For acquired loans not accounted for under ASC 310-30 (purchased non-impaired), the Company utilizes specific and collective reserve calculation methods similar to originated loans. The required ALL for these loans is included in the individually evaluated for impairment bucket of the ALL if the loan is rated substandard or worse, and in the collectively evaluated for impairment bucket for pass rated loans.
The reserve for unfunded loan commitments was $0.4 million at both September 30, 2015 and 2014 and is recorded in other liabilities on the consolidated balance sheets.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Loan pools are periodically reassessed to determine expected cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller, homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large individual loans that consider similar prepayment factors listed above for smaller homogeneous loans. The re-assessment of purchased impaired loans resulted in the following changes in the accretable yield during the fiscal years ended September 30, 2015 and 2014 (in thousands):

Balance at September 30, 2012	$93,859
Accretion	(29,674)
Reclassification from nonaccretable difference	6,815
Disposals	(3,340)
Balance at September 30, 2013	$67,660
Accretion	(18,204)
Reclassification from nonaccretable difference	6,252
Disposals	(4,819)
Balance at September 30, 2014	$50,889
Accretion	(13,645)
Reclassification from nonaccretable difference	8,363
Disposals	(1,118)
Balance at September 30, 2015	$44,489
The reclassifications from nonaccretable difference noted in the table above represent instances where specific pools of loans are expected to perform better over the remaining lives of the loans than expected at the prior re-assessment date.
The following table provides purchased impaired loans at September 30, 2015 and September 30, 2014 (in thousands):

	September 30, 2015			September 30, 2014
	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]
Residential real estate	$93,979	$82,189	$80,565	$115,863	$102,987	$100,203
Commercial real estate	97,302	20,710	19,628	130,825	49,202	48,557
Commercial non real estate	10,387	2,759	2,689	16,697	6,361	6,361
Agriculture	1,538	1,538	1,538	1,747	1,746	1,746
Consumer	1,368	1,271	1,271	2,019	1,843	1,818
Total lending	$204,574	$108,467	$105,691	$267,151	$162,139	$158,685

1    Represents the legal balance of loans acquired with deteriorated credit quality.
2    Represents the book balance of loans acquired with deteriorated credit quality.
3    Represents the book balance of loans acquired with deteriorated credit quality net of the related allowance for loan losses.

Due to improved cash flows of the purchased impaired loans, the reductions to allowance recognized on previous impairments were $1.5 million and $4.5 million for the years ended September 30, 2015 and 2014, respectively.

7. FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the TierOne Bank acquisition, the Company is reimbursed for a portion of the losses incurred on covered assets. As covered assets are resolved, whether it be through repayment,

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

short sale of the underlying collateral, the foreclosure on or sale of collateral, or the sale or charge-off of loans or OREO, any differences between the carrying value of the covered assets versus the payments received during the resolution process, that are reimbursable by the FDIC, are recognized as reductions in the FDIC indemnification asset. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC. The following table represents a summary of the activity related to the FDIC indemnification asset for the years ended September 30, 2015 and 2014 (in thousands):

	2015	2014	2013
Balance at beginning of period	$26,678	$45,690	$68,662
Amortization	(7,552)	(14,604)	(14,758)
Changes in expected reimbursements from FDIC for changes in expected credit losses	(305)	2,148	522
Changes in reimbursable expenses	(1,972)	2,358	(3,453)
Reimbursements of covered losses (from) the FDIC	(2,127)	(8,914)	(5,283)
Balance at end of period	$14,722	$26,678	$45,690
The loss claims filed are subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. The commercial loss share agreement claim period ended on June 4, 2015. The non-commercial loss share agreement ends June 4, 2020.
8. Premises and Equipment
The major classes of premises and equipment and the total amount of accumulated depreciation as of September 30, 2015 and 2014, are as follows (in thousands):

	2015	2014
Land	$21,708	$22,539
Buildings and building improvements	82,796	85,370
Furniture and equipment	28,861	32,117
Construction in progress	802	144
Total	134,167	140,170
Accumulated depreciation	(36,617)	(36,463)
Premise and equipment, net	$97,550	$103,707

Depreciation expense was $8.5 million, $9.6 million and $10.7 million for the years ended September 30, 2015, 2014 and 2013, respectively.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at September 30, 2015 and 2014 (in thousands).

	September 30, 2015
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,087,505	Liabilities	$41	$(53,559)
Mortgage loan commitments	30,196	Assets	95	—
Mortgage loan forward sale contracts	36,655	Liabilities	—	(95)

	September 30, 2014
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$986,440	Liabilities	$6,213	$(19,286)
Mortgage loan commitments	22,563	Assets	19	—
Mortgage loan forward sale contracts	28,459	Liabilities	—	(19)
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
Credit-risk-related contingent features
The Company has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty has the right to terminate the derivative positions and the Company would be required to settle its obligations under the agreements. As of September 30, 2015, the termination value of derivatives in a net liability position related to these agreements was $53.5 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with its derivative counterparties and as of September 30, 2015, the Company had posted $63.2 million in eligible collateral.
The effect of derivatives on the consolidated statements of comprehensive income for the years ended September 30, 2015 and 2014 (in thousands) was as follows:

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	2015	2014	2013
Derivatives not designated as hedging instruments:
Interest rate swaps	Noninterest income	$(62,088)	$(30,177)	$26,088
Mortgage loan commitments	Noninterest income	95	19	375
Mortgage loan forward sale contracts	Noninterest income	(95)	(19)	(375)
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

such that in the event of default, the non-defaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted.
The table below shows total gross derivative assets and liabilities which are adjusted on an aggregate basis, where applicable to take into consideration the effects of legally enforceable master netting agreements for the net reported amount in the consolidated balance sheets. These amounts are offset in the consolidated balance sheets.
The following tables (in thousands) present the Company's gross derivative financial assets and liabilities at September 30, 2015 and 2014, and the related impact of enforceable master netting arrangements and cash collateral, where applicable:

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments[1]	Net Amount
September 30, 2015
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$41	$(41)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(53,559)	41	(53,518)	53,518	—
Total derivative financial liabilities	$(53,518)	$—	$(53,518)	$53,518	$—
1 The actual amount of collateral exceeds the fair value exposure, at the individual counterparty level, as of the date presented.

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
September 30, 2014
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$6,213	$(6,213)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(19,286)	6,213	(13,073)	13,073	—
Total derivative financial liabilities	$(13,073)	$—	$(13,073)	$13,073	$—

10. The Fair Value Option For Certain Loans
The Company has elected to measure certain long-term loans and written loan commitments at fair value to assist in managing the interest rate risk for longer-term loans. This fair value option was elected upon the origination of these loans. Interest income is recognized in the same manner as interest on non-fair value loans.
See Note 23 for additional disclosures regarding the fair value of the fair value option loans and written loan commitments.
Long-term loans and written loan commitments for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $47.8 million and $7.1 million at September 30, 2015 and 2014, respectively. The total unpaid principal balance of these long-term loans was approximately $1.07 billion and $978.3 million at September 30, 2015 and 2014, respectively. The fair value of these loans and written loan commitments is included in total loans in the consolidated balance sheets and are grouped with commercial non real estate, commercial real estate, and agricultural loans in Note 4. The fair value of these written loan commitments was not material at September 30, 2015 and 2014, respectively. $1.5 million and $0.0 million of the noted loans were greater than 90 days past due or in nonaccrual status as of September 30, 2015 and 2014.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported within the consolidated statements of comprehensive income are as follows for the years ended September 30, 2015, 2014 and 2013 (in thousands):

	2015		2014		2013
	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income / (Loss)	Total Changes in Fair Value
Long-term loans and written loan commitments	$36,742	$36,742	$11,904	$11,904	$(41,160)	$(41,160)
For long-term loans and written loan commitments at September 30, 2015, 2014 and 2013, approximately $0.2 million, $0.0 million and $(0.9) million, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
11. Goodwill
The Company's carrying amount of goodwill was $697.8 million for the years ended September 30, 2015 and 2014, respectively.
Annually, the Company performs an impairment analysis to determine whether an adjustment to the carrying value of goodwill is required. The analysis is performed by comparing the fair value of the Company to the carrying amount of its net assets. Fair value is based on the best information available, such as present value or multiple of earnings techniques. For the years ended September 30, 2015, 2014 and 2013, the Company did not recognize any impairment related to goodwill.

12. Core Deposits and Other Intangibles
A summary of intangible assets subject to amortization is as follows (in thousands):

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Total
As of September 30, 2015
Gross carrying amount	$92,679	$8,464	$16,089	$117,232
Accumulated amortization	(92,073)	(4,136)	(13,904)	(110,113)
Net intangible assets	$606	$4,328	$2,185	$7,119
As of September 30, 2014
Gross carrying amount	$92,679	$8,464	$16,089	$117,232
Accumulated amortization	(87,423)	(3,572)	(12,008)	(103,003)
Net intangible assets	$5,256	$4,892	$4,081	$14,229
Amortization expense of intangible assets was $7.1 million, $16.2 million and $19.3 million for the years ended September 30, 2015, 2014 and 2013, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows (in thousands):

2016	$2,822
2017	1,097
2018	564
2019	564
2020	564
2021 and thereafter	1,508
Total	$7,119

13. Deposits
The composition of deposits as of September 30, 2015 and 2014, is as follows (in thousands):

	2015	2014
Noninterest-bearing demand	$1,368,453	$1,303,015
NOW accounts, money market and savings	4,638,446	4,005,471
Time deposits, $100,000 or more	554,583	733,376
Other time deposits	825,583	1,010,318
Total	$7,387,065	$7,052,180
The aggregate amount of time deposits in denominations of $250,000 or more at September 30, 2015 and 2014 was $217.0 million and $306.7 million, respectively.
At September 30, 2015, the scheduled maturities of time deposits in subsequent fiscal years are as follows (in thousands):

2016	$893,253
2017	265,075
2018	98,530
2019	42,478
2020	75,828
2021 and thereafter	5,002
Total	$1,380,166

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

14. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $180.6 million and $190.6 million and fair value of approximately $181.6 million and $188.6 million at September 30, 2015 and 2014, respectively. In most cases, the Company over-collateralizes the repurchase agreements at 102% of total funds borrowed to protect the purchaser from changes in market value.  Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered. The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at September 30, 2015 and 2014 (in thousands).

	2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
US Treasury and agency securities	$64,252	$—	$—	$—	$64,252
Mortgage-backed securities	118,147	—	—	2,872	121,019
Total repurchase agreements	$182,399	$—	$—	$2,872	$185,271

	2014
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
US Treasury and agency securities	$8,469	$—	$—	$—	$8,469
Mortgage-backed securities	149,511	—	—	3,707	153,218
Total repurchase agreements	$157,980	$—	$—	$3,707	$161,687

15. FHLB Advances, Related Party Notes Payable and Other Borrowings
FHLB advances, related party notes payable, and other borrowings consist of the following at September 30, 2015 and 2014 (in thousands):

	2015	2014
Subordinated capital note to NAB New York (a branch of NAB), interest paid quarterly based on LIBOR plus 205 basis points, unsecured, paid in full in 2015	$—	$35,795
$10,000 revolving line of credit to NAB due on demand, interest paid monthly based on LIBOR plus 125 basis points, unsecured, paid in full in 2015	—	5,500
Total related party notes payable	—	41,295
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 0.24% to 3.66% and maturity dates from February 2016 to July 2023, collateralized by real estate loans and FHLB stock, with various call dates at the option of the FHLB	581,000	575,000
Other	—	94
Total FHLB advances and other borrowings	581,000	575,094
Total borrowings	$581,000	$616,389

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

In 2015, the Company obtained a $10.0 million revolving line of credit with Wells Fargo, which is due on July 30, 2016. The line of credit has an interest rate of 1 Mo LIBOR plus 200 basis points, with interest payable monthly. There is also an unused line fee of .20% on the unused portion which is payable quarterly. The interest rate was 2.19% at September 30, 2015. There were no outstanding advances on this line of credit at September 30, 2015 and 2014.
As of September 30, 2015, based on our Federal Home Loan Bank stock holdings, the combined aggregate additional borrowing capacity of the Company with the Federal Home Loan Bank was $733.2 million.

Principal balances of loans pledged to the Federal Home Loan Bank to collateralize notes payable totaled $2.29 billion and $2.15 billion at September 30, 2015 and 2014, respectively.
As of September 30, 2015, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows (in thousands):

2016	$90,000
2017	25,000
2018	25,000
2019	50,000
2020	25,000
2021 and thereafter	366,000
Total	$581,000

16. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
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
For regulatory purposes the Debentures qualify as elements of capital. As of September 30, 2015 and 2014, $56.1 million of Debentures were eligible for treatment as Tier 1 capital.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
The Company caused to be issued 30,000 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of GWB Capital Trust VI on March 10, 2006, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 148 basis points. Interest Payment dates are December 15, March 15, June 15, and September 15 of each year, beginning June 15, 2006, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed March 15, 2036; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures in whole, but not in part, at any Interest Payment Date, at a premium as defined by the Indenture if a “Special Event” occurs prior to March 15, 2007. A “Special Event” means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after March 15, 2011, subject to the Company receiving approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock. Proceeds from the issue were used for general corporate purposes including redemption of the 9.75% Preferred Securities of GWB Capital Trust II.
The Company acquired the Sunstate Bancshares Trust II in the acquisition of Sunstate Bank. Sunstate Bancshares caused to be issued 2,000 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of Sunstate Bancshares Trust II on June 1, 2005, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 185 basis points. Interest Payment dates are March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2005, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed June 15, 2035; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures in whole or in part, at any time, within 90 days following the occurrence of a Special Event, at a premium as defined by the Indenture if a “Special Event” occurs prior to June 15, 2010. A “Special Event” means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after June 15, 2010, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock. Relating to the trusts, the Company held as assets $1.7 million in common shares at September 30, 2015 and 2014 which are included in other assets on the consolidated balance sheets.
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at September 30, 2015, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, commencing on February 15, 2016 until August 15, 2020. From August 15, 2020, to but excluding the maturity date or date of earlier redemption, the notes will bear interest at a rate per annum equal to to three-month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. Unamortized debt issuance costs related to these notes, which are included in Subordinated Debentures and Subordinated Notes Payable, totaled $0.4 million and $0.0 million at September 30, 2015 and 2014, respectively. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

17. Income Taxes
The provision for income taxes charged to operations consists of the following for the years ended September 30, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Currently paid or payable
Federal	$38,105	$58,172	$51,828
State	7,342	8,638	8,158
	45,447	66,810	59,986
Deferred tax (benefit) expense
Federal	6,688	(11,840)	(5,778)
State	352	$(623)	$(310)
Total	7,040	(12,463)	(6,088)
Total provision for income taxes	$52,487	$54,347	$53,898
The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following for the years ended September 30, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Computed “expected” tax expense (35%)	$56,543	$55,754	$52,550
Increase (decrease) in income taxes resulting from:
Tax exempt interest income	(6,560)	(4,926)	(3,856)
State income taxes, net of federal benefit	4,772	5,615	5,303
Other	(2,268)	(2,096)	(99)
Actual income tax expense	$52,487	$54,347	$53,898

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Net deferred tax assets (liabilities) consist of the following components at September 30, 2015 and 2014 (in thousands):

	2015	2014
Deferred tax assets:
Allowance for loan losses	$23,412	$19,683
Compensation	3,989	2,752
Net operating loss carryforward	68	119
Securities available for sale	—	3,758
Other real estate owned	3,223	13,721
Core deposit intangible and other fair value adjustments	11,068	10,573
Excess tax basis of FDIC indemnification asset and clawback liability	611	—
Excess tax basis of loans acquired over carrying value	5,004	9,595
Other	2,232	3,849
Total deferred tax assets	49,607	64,050
Deferred tax liabilities:
Goodwill and other intangibles	(10,504)	(9,099)
Securities available for sale	(1,436)	—
Premises and equipment	(3,908)	(4,390)
Excess carrying value of FDIC indemnification asset and clawback liability	—	(4,280)
Other	(1,289)	(1,578)
Total deferred tax liabilities	(17,137)	(19,347)
Net deferred tax assets	$32,470	$44,703
The Company was required to file a consolidated income tax return with NAI until its dissolution in October 2014. The final required consolidated income tax return had not been filed and the Company's obligation to NAI under the tax-sharing arrangement with NAI had not yet been paid as of year end. Therefore, at September 30, 2015 the Company had an income tax receivable from the IRS of $4.9 million and an income tax payable of $1.6 million to National Americas Holdings, LLC (the parent company of NAI prior to its dissolution), the net of which is included in other assets on the consolidated balance sheets. At September 30, 2014, the Company had income tax payable of $4.9 million to NAI.
Management has determined a valuation reserve is not required for the deferred tax assets as of September 30, 2015 and 2014 because it is more likely than not these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.
Uncertain tax positions were not significant at September 30, 2015 or 2014.
The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2011. In July 2014, the IRS issued the final report on their examination of federal income tax returns for the periods ended September 30, 2010 and 2011.  The results of the examination did not have a material effect on our financial condition or results of operations.
18. Profit-Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan (the Plan). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employers must be equal. The Company contributed $4.0 million, $3.6 million and $4.5 million to the Plan for the years ended September 30, 2015, 2014 and 2013, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

19. Stock-Based Compensation
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
Stock based compensation is recognized based on the number of awards that are ultimately expected to vest. Forfeitures are estimated based on historical turnover experience of qualified employees. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of comprehensive income. For the years ended September 30, 2015, 2014 and 2013 stock compensation expense was $1.2 million, $0.0 million and $0.0 million respectively. Related income tax benefits recognized for the years ended September 30, 2015, 2014 and 2013 were $0.5 million, $0.0 million and $0.0 million, respectively. There was no stock-based compensation plan in effect for 2014 or 2013.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of September 30, 2015:

Restricted Shares	Common Shares	Weighted-Average Grant Date Fair Value
Restricted shares, October 1, 2014	—	$—
Granted	81,419	18.18
Vested and issued	—	—
Forfeited	(973)	18.00
Canceled	—	—
Restricted shares, September 30, 2015	80,446	$18.18
Vested, but not issuable at September 30, 2015	12,221	$18.00

Performance Shares
Performance shares, October 1, 2014	—	$—
Granted	221,294	18.00
Vested and issued	—	—
Forfeited	(10,268)	18.00
Canceled	—	—
Performance shares, September 30, 2015	211,026	$18.00

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The number of performance shares granted is reflected in the above table at the 100% target performance level. The actual performance-based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 150% of the target amount. The outstanding number of performance shares reflected in the table represents the number of shares expected to be awarded based on estimated achievement of the goals as of year end. However, at September 30, 2015, the maximum number of performance-based shares that could be issued if performance is attained at 150% of target based on the grants made to date was approximately 316,539 shares.
As of September 30, 2015, there was $2.0 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2 years. The fair value of the vested awards at September 30, 2015, was $0.3 million.
20. Regulatory Matters
The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval and are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Effective January 1, 2015, the Basel III Capital Rules became effective for the Company (subject to a phase-in period for certain provisions). Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table following) of Common Equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all defined in the regulations). The Company met all capital adequacy and net worth requirements to which they are subject as of September 30, 2015 and 2014.
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
As an approved mortgage seller, the Bank is required to maintain a minimum level of capital specified by the United States Department of Housing and Urban Development. At September 30, 2015 and 2014, the Bank met these requirements.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Capital amounts and ratios are presented in the following table (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015
Tier 1 risk based capital (to risk-weighted assets):
Consolidated	$825,211	10.9%	$456,338	6.0%	N/A	N/A
Bank	850,464	11.2%	455,606	6.0%	$607,474	8.0%
Total risk based capital (to risk-weighted assets):
Consolidated	917,446	12.1%	608,084	8.0%	N/A	N/A
Bank	907,700	12.0%	607,665	8.0%	759,582	10.0%
Tier 1 leverage capital (to average assets):
Consolidated	825,211	9.1%	361,538	4.0%	N/A	N/A
Bank	850,464	9.4%	361,131	4.0%	451,414	5.0%
Common Equity Tier 1 risk based capital (to risk-weighted assets):
Consolidated	769,128	10.1%	342,004	4.5%	N/A	N/A
Bank	$850,464	11.2%	$341,704	4.5%	$493,573	6.5%

As of September 30, 2014
Tier 1 risk based capital (to risk-weighted assets):
Consolidated	$782,872	11.8%	$264,707	4.0%	N/A	N/A
Bank	813,874	12.3%	264,674	4.0%	$397,012	6.0%
Total risk based capital (to risk-weighted assets):
Consolidated	851,867	12.9%	529,521	8.0%	N/A	N/A
Bank	861,392	13.0%	529,273	8.0%	661,591	10.0%
Tier 1 leverage capital (to average assets):
Consolidated	782,872	9.1%	344,120	4.0%	N/A	N/A
Bank	$813,874	9.5%	$344,133	4.0%	$430,166	5.0%

When fully phased in on January 1, 2019, the Basel III Capital rules will require the Company to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

21. Commitments and Contingencies
Financial Instruments with Off-Balance-Sheet Risk
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. A summary of the Company’s commitments as of September 30, 2015 and 2014, is as follows (in thousands):

	2015	2014
Commitments to extend credit	$2,156,243	$1,939,544
Letters of credit	52,571	54,381

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
Asset Sales
The Bank regularly transfers financial assets as part of its mortgage banking activities. Transfers are recorded as sales when the criteria for surrender of control are met. The Bank has provided guarantees in connection with the sale of loans and has assumed a similar obligation in its acquisitions. The guarantees are generally in the form of asset buy back or make whole provisions that are triggered upon a credit event and remain in effect until the loans are collected. The maximum potential future payment related to these guarantees is not readily determinable because the Company’s obligation under these agreements depends on the occurrence of future events. There were $1.9 million and $1.7 million loans repurchased for the year ended September 30, 2015 and 2014, respectively. Incurred losses related to these repurchased loans and guaranteed loans as of September 30, 2015 and 2014, are not significant.
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
Lease Commitments
The Company leases several branch locations under terms of operating lease agreements expiring through December 31, 2032. The Company has the option to renew these leases for periods that range from 1 to 5 years. Total rent expense for these leases for the years ended September 30, 2015, 2014 and 2013, was $4.8 million, $5.2 million and $5.6 million, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Approximate future minimum rental payments for operating leases in excess of one year in subsequent fiscal years are as follows (in thousands):

2016	$4,645
2017	4,200
2018	3,703
2019	3,129
2020	2,546
2021 and thereafter	4,231
Total	$22,454

Contingencies
In the normal course of business, the Company is involved in various legal proceedings incidental to the conduct of our business. In the opinion of management, we are not presently party to any legal proceedings the resolution of which we believe would be material to our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.
22. Transactions With Related Parties
The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they have 10% or more beneficial ownership (commonly referred to as related parties). Total loans committed to related parties were not significant at September 30, 2015 and 2014.
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
On July 31, 2015, in conjunction with the final sell down of the Company from NAB, the Company repaid $35.8 million of outstanding subordinated capital notes and $5.5 million of outstanding revolving lines of credit with NAB with a combination of available cash and the proceeds of a $35 million private placement of subordinated debt.
Interest paid to related parties for notes payable as discussed above and in Note 15 was $0.8 million, $0.9 million and $1.0 million for the years ended September 30, 2015, 2014 and 2013, respectively.

In connection with the IPO, the Company and NAB entered into a Transitional Services Agreement which governs the continued provision of certain services to us by NAB or its affiliates for the applicable transition period. These services include continuing to act as a counterparty to us on specified interest rate swaps consistent with past practice and providing fair value calculations related to specified loans and interest rate swaps, access to certain reporting systems and applications, certain risk, credit rating and tax oversight currently provided to us by a branch of NAB and certain insurance coverage under NAB’s group-wide insurance policies. Payments under this agreement were approximately $0.2 million, $0.2 million and $0.0 million for the years ended September 30, 2015, 2014 and 2013, respectively. NAB has agreed to continue to act as a counterparty to us on previously contracted interest rate swaps and provide fair value calculations related to specified loans and interest rate swaps consistent with past practice, and certain insurance coverage under NAB’s group-wide insurance policies until October 1, 2016.
NAB has provided the Company’s employees with restricted shares of NAB stock subsequent to meeting short- and long-term incentive goals. A payable was recorded between the Company and NAB based on the value and vesting schedule of issued shares. Final vesting of the shares occurs in December 2017. The liability included in accrued expenses on the consolidated balance sheets was $0.1 million and $0.8 million at September 30, 2015 and 2014, respectively. The expense related to the restricted shares was $0.1

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

million, $2.1 million and $1.9 million for the years ended September 30, 2015, 2014 and 2013, respectively, and was included within salaries and employee benefits on the consolidated statements of comprehensive income.

Prior to the initial public offering, our Chief Financial Officer and Chief Risk Officer were employees of NAB and its subsidiary, Bank of New Zealand, respectively. In connection with the IPO, the Company entered into employment agreements with our Chief Financial Officer and Chief Risk Officer, whose employment with NAB or Bank of New Zealand, as applicable, terminated. Additionally, the Company’s Chief Credit Officer was a NAB employee and the Head of Credit-Agribusiness was a Bank of New Zealand employee, both of whom were temporarily seconded to work with the Company beginning in November 2010 and December 2010, respectively, and continued through December 31, 2014. The Company has generally been responsible for paying the salary and benefits of these individuals while they were or continue to be NAB or Bank of New Zealand employees, however certain of these expenses are reimbursable by NAB. Expenses reimbursed by the Company to NAB in connection with these employees totaled $0.4 million, $0.4 million and $0.6 million for the years ended September 30, 2015, 2014 and 2013, respectively.

During fiscal year 2014, NAB apportioned to its U.S. operations, including the Company, certain costs associated with NAB’s compliance with rules implemented pursuant to authority granted under the Dodd-Frank Act. These costs were apportioned based on the aggregate amount of assets of each of NAB’s U.S. operations relative to the total assets of all of NAB’s U.S. operations. During the years ended September 30, 2015, 2014, and 2013, the Company paid NAB approximately $0.2 million, $0.2 million and $0.0 million, respectively, related to these apportioned costs.

In connection with the IPO, other than certain audit-related expenses paid by the Company, NAB has paid or will reimburse all fees and expenses the Company incurred in connection with the IPO. These expenses totaled $0.9 million, $1.9 million and $0.0 million for the years ended September 30, 2015, 2014 and 2013, respectively.

The Company’s Chief Executive Officer’s son owned a 22.5% interest in Sioux Falls Financial Services, LLC, which leases to the Company certain property in South Dakota used as an operations center. The lease agreement for this property commenced on April 1, 2011 and contains standard terms for similar lease arrangements. The interest was sold in April 2015. Payments under this lease totaled approximately $0.1 million, $0.2 million and $0.2 million for the years ended September 30, 2015, 2014 and 2013, respectively.

During the IPO, the underwriters reserved for sale at the initial public offering price up to 5% of the shares offered by this prospectus for sale to our directors, officers, employees, friends, family, customers and related persons through a reserved share program. A total of 130,880 shares were purchased in the reserved share program.

23. Fair Value Measurements
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
Interest Rate Swaps and Loans
Interest rate swaps are valued by the Company's Swap Dealers using LIBOR rates. The fair value of loans accounted for under the fair value option represents the net carrying value of the loan, plus the equal and opposite amount of the value of the swap needed to hedge the interest rate risk and an adjustment for credit risk based on our assessment of existing market conditions for the specific portfolio of loans. This is used due to the strict prepayment penalties put in the loan terms to cover the cost of exiting the hedge of the loans in the case of early prepayment or termination. The adjustment for credit risk on loans accounted for under the fair value option is not significant to the overall fair value of the loans. The fair values estimated by the Company's Swap Dealers use interest rates that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The Company is required to post cash collateral to swap counterparties for interest rate derivative contracts that are in a liability position, thus a credit risk adjustment on interest rate swaps is not warranted.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and September 30, 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2015
U.S. Treasury securities	$254,797	$254,797	$—	$—
U.S. Agency securities	75,055	75,055	—	—
Mortgage-backed securities	989,600	—	989,600	—
States and political subdivision securities	1,850	—	15	1,835
Corporate debt securities	4,983	—	4,983	—
Other	1,042	—	1,042	—
Securities available for sale	$1,327,327	$329,852	$995,640	$1,835
Derivatives-assets	$95	$—	$95	$—
Derivatives-liabilities	53,613	—	53,613	—
Fair value loans and written loan commitments	1,118,687	—	1,118,687	—

	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2014
U.S. Treasury securities	$222,725	$222,725	$—	$—
U.S. Agency securities	—	—	—	—
Mortgage-backed securities	1,103,415	—	1,103,415	—
States and political subdivision securities	2,189	—	160	2,029
Corporate debt securities	11,873	—	11,873	—
Other	1,040	—	1,040	—
Securities available for sale	$1,341,242	$222,725	$1,116,488	$2,029
Derivatives-assets	$19	$—	$19	$—
Derivatives-liabilities	13,092	—	13,092	—
Fair value loans and written loan commitments	985,411	—	985,411	—
The following table presents the changes in Level 3 financial instruments for the years ended September 30, 2015 and 2014 (in thousands):

Other Securities Available for Sale
Balance as of September 30, 2013	$2,243
Principal paydown	(214)
Balance as of September 30, 2014	$2,029
Principal paydown	(195)
Unrealized gain included in other comprehensive income	1
Balance as of September 30, 2015	$1,835

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2015
Other real estate owned	$8,826	$—	$—	$8,826
Impaired loans	153,318	—	—	153,318
Loans held for sale, at lower of cost or fair value	9,867	—	9,867	—

As of September 30, 2014
Other real estate owned	$36,879	$—	$—	$36,879
Impaired loans	111,265	—	—	111,265
Loans held for sale, at lower of cost or fair value	10,381	—	10,381	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at September 30, 2015 were as follows (in thousands):

Financial Instrument	Fair Value of Assets / (Liabilities) at September 30, 2015	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Other real estate owned	$8,826	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	$153,318	Appraisal value	Property specific adjustment	N/A	N/A
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
Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for balance sheet instruments as of September 30, 2015 and 2014, are as follows (in thousands):

		September 30, 2015		September 30, 2014
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	Level 1	$237,770	$237,770	$256,639	$256,639
Loans, net excluding fair valued loans and loans held for sale	Level 3	6,139,444	6,120,262	5,744,157	5,734,274
Accrued interest receivable	Level 2	44,077	44,077	42,609	42,609
Federal Home Loan Bank stock	Level 2	35,745	35,745	35,922	35,922

Liabilities
Deposits	Level 2	$7,387,065	$7,385,894	$7,052,180	$7,057,591
FHLB advances, related party notes payable, and other borrowings	Level 2	581,000	584,261	616,389	604,615
Securities sold under repurchase agreements	Level 2	185,271	185,271	161,687	161,687
Accrued interest payable	Level 2	4,006	4,006	5,273	5,273
Subordinated debentures and subordinated notes payable	Level 2	90,727	91,305	56,083	56,084

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
Deposits: The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand. The fair value of interest-bearing time deposits is based on the discounted value of contractual cash flows of such deposits, taking into account the option for early withdrawal. The discount rate is estimated using the rates offered by the Company, at the respective measurement dates, for deposits of similar maturities. Deposits have been categorized as a Level 2 fair value measurement.
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
Subordinated Debentures and Subordinated Notes Payable: The fair value of subordinated debentures and subordinated notes payable is estimated using discounted cash flow analysis, based on current incremental debt rates. Subordinated debentures and subordinated notes payable have been categorized as a Level 2 fair value measurement.
24. Earnings per Share
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following information was used in the computation of basic earnings per share (EPS) for the years ended September 30, 2015 and 2014 (in thousands except share data).

	2015	2014	2013
Net income	$109,065	$104,952	$96,243

Weighted average common shares outstanding	57,455,693	57,886,114	57,886,114
Dilutive effect of stock based compensation	45,185	—	—
Weighted average common shares outstanding for diluted earnings per share calculation	57,500,878	57,886,114	57,886,114

Basic earnings per share	$1.90	$1.81	$1.66
Diluted earnings per share	$1.90	$1.81	$1.66

The Company had 58,463 and 0 shares of unvested performance stock as of September 30, 2015 and 2014, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had no shares of anti-dilutive stock awards outstanding as of September 30, 2015 and 2014.
25. Parent Company Only Financial Statements
Parent company only financial information for Great Western Bancorp, Inc. is summarized as follows:
Condensed Balance Sheets
(In thousands)

	September 30,
	2015	2014
Assets
Cash and due from banks	$2,274	$5,753
Investment in subsidiaries	1,540,682	1,508,175
Accrued interest receivable	2	2
Net deferred tax assets	852	416
Other assets	6,642	9,152
Total assets	$1,550,452	$1,523,498
Liabilities and stockholders’ equity
Related party notes payable	$—	$41,295
Subordinated debentures and subordinated notes payable	90,727	56,083
Accrued interest payable	274	115
Income taxes payable	—	4,915
Accrued expenses and other liabilities	105	—
Total liabilities	91,106	102,408

Stockholders’ equity
Common stock	552	579
Additional paid-in capital	1,201,387	1,260,124
Retained earnings	255,089	166,544
Accumulated other comprehensive income (loss)	2,318	(6,157)
Total stockholders’ equity	1,459,346	1,421,090
Total liabilities and stockholders’ equity	$1,550,452	$1,523,498

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Condensed Statements of Comprehensive Income
(In thousands)

	Years Ended September 30,
	2015	2014	2013
Income
Dividends from subsidiary bank	$88,647	$105,000	$49,900
Dividends on securities	304	257	112
Other	53	40	40
Total income	89,004	105,297	50,052

Expenses
Interest on related party notes payable	771	921	950
Interest on subordinated debentures and subordinated notes payable	1,557	1,315	1,347
Salaries and employee benefits	1,547	661	906
Professional fees	722	1,080	135
Other	2,224	1,834	2,388
Total expense	6,821	5,811	5,726

Income before income tax and equity in undistributed net income of subsidiaries	82,183	99,486	44,326
Income tax benefit	2,850	1,993	1,955
Income before equity in undistributed net income of subsidiaries	85,033	101,479	46,281
Equity in undistributed net income of subsidiaries	24,032	3,473	49,962
Net income	$109,065	$104,952	$96,243

Condensed Statements of Cash Flows
(In thousands)

	Years Ended September 30,
	2015	2014	2013
Operating Activities
Net income	$109,065	$104,952	$96,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12	—	—
Stock-based compensation	1,236	—	—
Deferred income taxes	(5,351)	(7,478)	750
Changes in:
Other assets	2,510	7,052	(875)
Accrued interest and other liabilities	264	(10)	(558)
Equity in undistributed net income of subsidiaries	(24,032)	(3,473)	(49,962)
Net cash provided by operating activities	83,704	101,043	45,598
Financing Activities
Proceeds from issuance of subordinated notes payable, net	34,632	—	—
Payment of related party notes payable	(41,295)	—	—
Common stock repurchased	(60,000)	—	—
Dividends paid	(20,520)	(102,000)	(41,400)
Net cash used in financing activities	(87,183)	(102,000)	(41,400)
Net increase (decrease) in cash and due from banks	(3,479)	(957)	4,198
Cash and due from banks, beginning of year	5,753	6,710	2,512
Cash and due from banks, end of year	$2,274	$5,753	$6,710

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting

Material Weakness Previously Identified

Our management previously identified a material weakness in our internal control over financial reporting as of September 30, 2014, which related to the design and operation of our control environment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We did not maintain an effective control environment, which is the foundation for effective internal control over financial reporting, as evidenced by: (i) a lack of sufficient resources and personnel within the accounting function engaged in the preparation and review of our consolidated financial statements, and (ii) a lack of formal controls and procedures with respect to our review of the accuracy and completeness of the application of SEC rules to our consolidated financial statements. The material weakness did not affect our reported net income or stockholder’s equity for any reporting period or materially affect our reported total assets and total liabilities for any financial reporting period.

Remediation of Material Weakness

Subsequent to the identification of the material weakness, we; (a) hired a Chief Accounting Officer with public company experience, appointed a Head of Financial Reporting and added skilled accounting managers, (b) formalized a robust list of internal controls and the related documentation, (c) strengthened our financial statement review procedures and the supervisory reviews by our management that are performed over critical accounting areas and during the public reporting preparation process and (d) engaged outside consultants as necessary to assist with review and preparation of public filings. These improvements to our internal control infrastructure were implemented during fiscal year 2015, and were in place in connection with the preparation of our consolidated financial statements as of and for the year ended September 30, 2015. As such, we believe that these initiatives have remediated the material weakness in internal control over financial reporting as of September 30, 2015.

Report Regarding Internal Controls

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control -

Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2015.
Attestation Report of the Independant Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm as the requirement is not applicable to us in our capacity as a non-accelerated filer and emerging growth company under SEC rules.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2015, the end of our fiscal year. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Item 1. Business—Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2015, the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2015, the end of our fiscal year. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5 under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plan” in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2015, the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2015, the end of our fiscal year.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)    The following financial statements are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herin by reference.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - September 30, 2015 and 2014
Consolidated Statements of Comprehensive Income - For the Years Ended September 30, 2015, 2014 and 2013
Consolidated Statements of Changes in Stockholders' Equity - For the Years Ended September 30, 2015, 2014 and 2013
Consolidated Statements of Cash Flows - For the Years Ended September 30, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
(2)    Financial statement schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.
(3)    The exhibits listed below under “Index to Exhibits” are filed with or incorporated by reference in this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. Management contracts and compensatory plans or arrangements are specifically identified in the Index to Exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: December 11, 2015	By: /s/_Ken Karels_________________________ Name: Ken Karels Title: President and Chief Executive Officer

The undersigned directors and officers do hereby constitute and appoint Ken Karels and Peter Chapman and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended September 30, 2015, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of December, 2015.

Signatures	Title

/s/ Ken Karels
Ken Karels	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Andrew Hove
Andrew Hove	Chairman

/s/ James Brannen
James Brannen	Director

/s/ Frances Grieb
Frances Grieb	Director

/s/ Thomas Henning
Thomas Henning	Director

/s/ Stephen Lacy
Stephen Lacy	Director

/s/ Richard Rauchenberger
Richard Rauchenberger	Director

/s/ Daniel Rykhus
Daniel Rykhus	Director

/s/ James Spies
James Spies	Director

/s/ Peter Chapman
Peter Chapman	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

2.1
Purchase and Assumption Agreement (Whole Bank, All Deposits), dated as of June 4, 2010, among Federal Deposit Insurance Corporation, Receiver of TierOne Bank, Lincoln, Nebraska, Federal Deposit Insurance Corporation and Great Western Bank (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

2.2
Agreement and Plan of Merger, dated October 8, 2014, between Great Western Bancorp, Inc. and Great Western Bancorporation, Inc. (incorporated by reference to Exhibit 2.2 to Quarterly Report on Form 10-Q filed by Great Western Bancorp, Inc. on February 12, 2015)

2.3
Stock Purchase Agreement, dated October 8, 2014, between National Americas Investment, Inc. and Great Western Bancorp, Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 9, 2014 (File No. 333-198458))

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.2
Indenture, dated as of December 17, 2003, between Great Western Bancorporation, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.3
First Supplemental Indenture dated October 17, 2014, between Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

4.4
Amended and Restated Declaration of Trust of Great Western Statutory Trust IV, dated December 17, 2003 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.5
Indenture, dated as of March 10, 2006, between Great Western Bancorporation, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.6
First Supplemental Indenture, dated as of October 17, 2014, among Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association, successor to LaSalle Bank National Association (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

4.7
First Supplemental Indenture, among Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.8
Amended and Restated Declaration of Trust of GWB Capital Trust VI, dated as of March 10, 2006 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.9
Indenture, dated as of June 1, 2005, between Sunstate Bancshares, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.10
First Supplemental Indenture, dated as of May 10, 2007, between Great Western Bancorporation, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.11
Second Supplemental Indenture, dated October 17, 2014, between Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

4.12
Amended and Restated Declaration of Trust of Sunstate Bancshares Trust II, dated as of June 1, 2005 (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.13
Amended and Restated Credit Agreement, dated October 17, 2014, between Great Western Bancorporation, Inc. and National Australia Bank Limited (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

4.14	Termination of Credit Agreement, dated July 31, 2015, between Great Western Bancorp, Inc. and National Australia Bank Limited

4.15
Subordinated Note of Great Western Bancorporation, Inc., dated June 3, 2008 (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.16
Assumption of Subordinated Note Due June 3, 2018, dated October 17, 2014, between Great Western Bancorp, Inc. and Great Western Bancorporation, Inc. (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

4.17	Termination of Subordinated Note of Great Western Bancorp, Inc., dated July 31, 2015, between Great Western Bancorp, Inc. and National Australia Bank Limited

4.18	Credit Agreement, dated July 31, 2015, between Great Western Bancorp, Inc. and Wells Fargo Bank, National Association

4.19	Subordinated Note of Great Western Bancorp, Inc. and Purchase Agreement between Great Western Bancorp, Inc. and American National Bank, both dated July 31, 2015

4.20	Subordinated Note of Great Western Bancorp, Inc. and Purchase Agreement between Great Western Bancorp, Inc. and AnchorBank FSB, both dated July 31, 2015

4.21	Subordinated Note of Great Western Bancorp, Inc. and Purchase Agreement between Great Western Bancorp, Inc. and The Cincinnati Insurance Company, both dated July 31, 2015

4.22	Subordinated Note of Great Western Bancorp, Inc. and Purchase Agreement between Great Western Bancorp, Inc. and The Cincinnati Life Insurance Company, both dated July 31, 2015

4.23	Subordinated Note of Great Western Bancorp, Inc. and Purchase Agreement between Great Western Bancorp, Inc. and Federated Mutual Insurance Company, both dated July 31, 2015

4.24	Subordinated Note of Great Western Bancorp, Inc. and Purchase Agreement between Great Western Bancorp, Inc. and Federated Life Insurance Company, both dated July 31, 2015

4.25	Subordinated Note of Great Western Bancorp, Inc. and Purchase Agreement between Great Western Bancorp, Inc. and Great American Life Insurance Company, both dated July 31, 2015

4.26	Subordinated Note of Great Western Bancorp, Inc. and Purchase Agreement between Great Western Bancorp, Inc. and North American Savings Bank, FSB, both dated July 31, 2015

4.27
Guarantee Agreement, dated as of December 17, 2003, between Great Western Bancorporation, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.28
Guarantee Agreement, dated as of March 10, 2006, between Great Western Bancorporation, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.29
Guarantee Agreement, dated as of June 1, 2005, between Sunstate Bancshares, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.30
Second Supplemental Indenture, dated as of October 17, 2014, among Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

10.1
Stockholder Agreement, dated October 20, 2014, between National Australia Bank Limited and Great Western Bancorp, Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

10.2
Transitional Services Agreement, dated October 20, 2014, between National Australia Bank Limited and Great Western Bancorp, Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

10.3
First Amendment to the Transitional Services Agreement, dated November 15, 2014, between National Australia Bank Limited and Great Western Bancorp, Inc. (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

10.4
Registration Rights Agreement, dated October 20, 2014, between National Australia Bank Limited, National Americas Holdings LLC and Great Western Bancorp, Inc. (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

10.5
Employment Agreement, dated January 16, 2014, between Great Western Bank and Kenneth Karels (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

10.6
Secondment Letter, dated November 8, 2012, between National Australia Bank Limited and Peter Chapman (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

10.7
Secondment Letter, dated August 5, 2010, between National Australia Bank Limited and Stephen Ulenberg, as amended by the letter dated December 23, 2013 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

10.8
Employment Agreement, dated September 15, 2014, between Great Western Bancorp, Inc. and Kenneth Karels (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

10.9
Employment Agreement, dated September 12, 2014, between Great Western Bancorp, Inc. and Peter Chapman (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

10.10
Employment Agreement, dated September 12, 2014, between Great Western Bancorp, Inc. and Stephen Ulenberg (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

10.11
Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Great Western Bancorp, Inc. on October 16, 2014 (File No. 333-199426))

10.12
Great Western Bancorp, Inc. 2014 Non-Employee Director Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by Great Western Bancorp, Inc. on October 16, 2014 (File No. 333-199426))

10.13
Great Western Bancorp, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

10.14
Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.15
Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.16
Form of Great Western Bancorp, Inc. 2014 Non-Employee Director Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 9, 2014 (File No. 333-198458))

10.17
Form of Great Western Bancorp, Inc. 2014 Non-Employee Director Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

11.1	Statement regarding Computation of Per Share Earnings (included as Note 24 to the registrant's audited consolidated financial statements)

21.1
Subsidiaries of Great Western Bancorp, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney (included on signature pages)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002