Form 10-Q
period 2015-12-31
Great Western Bancorp, Inc.
filed 2016-02-11
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of February 2, 2016, the number of shares of the registrant’s Common Stock outstanding was 55,245,177.

GREAT WESTERN BANCORP, INC.
QUARTERLY REPORT ON FORM 10-Q

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Item 1A. Risk Factors” (included in the most recently filed 10-K) or “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

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

•
our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002 to maintain an effective system of internal control over financial reporting;

•	our ability to retain service providers to perform oversight or control functions or services that have otherwise been performed in the past by NAB;

•
various risks and uncertainties associated with our previously announced merger agreement with HF Financial Corp. (“HF”), including, without limitation, our ability to consummate the transaction on a timely basis, if at all, our ability to effectively and timely integrate HF’s operations into our operations, our ability to achieve the estimated synergies from the proposed transaction, litigation related to the proposed transaction and the effects of the proposed transaction, if consummated, on our future financial condition, operating results, strategy and plans.

•	damage to our reputation from any of the factors described above; and

•	other risks and uncertainties inherent to our business, including those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2015	2015
Assets
Cash and due from banks	$212,710	$237,770
Securities available for sale	1,317,605	1,327,327
Loans, net of unearned discounts and deferred fees, including $91,245 and $97,030 of loans covered by FDIC loss share agreements at December 31, 2015 and September 30, 2015, respectively, and $1,124,955 and $1,118,687 of loans and written loan commitments at fair value under the fair value option at December 31, 2015 and September 30, 2015, respectively, and $11,407 and $9,867 of loans held for sale at December 31, 2015 and September 30, 2015, respectively.	7,530,660	7,325,198
Allowance for loan losses	(61,128)	(57,200)
Net loans	7,469,532	7,267,998
Premises and equipment	97,383	97,550
Accrued interest receivable	41,936	44,077
Other repossessed property, including $77 and $61 of property covered by FDIC loss share arrangements at December 31, 2015 and September 30, 2015, respectively	15,503	15,892
FDIC indemnification asset	13,185	14,722
Goodwill	697,807	697,807
Core deposits and other intangibles	6,410	7,119
Net deferred tax assets	37,476	32,470
Other assets	47,668	55,922
Total assets	$9,957,215	$9,798,654
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$1,506,868	$1,368,453
Interest-bearing	6,155,750	6,018,612
Total deposits	7,662,618	7,387,065
Securities sold under agreements to repurchase	187,871	185,271
FHLB advances and other borrowings	451,000	581,000
Subordinated debentures and subordinated notes payable	90,746	90,727
Fair value of derivatives	38,404	53,613
Accrued interest payable	4,441	4,006
Income tax payable	10,447	—
Accrued expenses and other liabilities	36,172	37,626
Total liabilities	8,481,699	8,339,308
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 55,244,569 shares issued and outstanding at December 31, 2015 and 55,219,596 shares issued and outstanding at September 30, 2015	552	552
Additional paid-in capital	1,202,436	1,201,387
Retained earnings	277,817	255,089
Accumulated other comprehensive income (loss)	(5,289)	2,318
Total stockholders' equity	1,475,516	1,459,346
Total liabilities and stockholders' equity	$9,957,215	$9,798,654
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended December 31,
	2015	2014
Interest and dividend income
Loans	$87,197	$84,344
Taxable securities	5,987	5,687
Nontaxable securities	12	13
Dividends on securities	213	250
Federal funds sold and other	75	284
Total interest and dividend income	93,484	90,578

Interest expense
Deposits	5,665	6,015
Securities sold under agreements to repurchase	139	146
FHLB advances and other borrowings	916	946
Related party notes payable	—	232
Subordinated debentures and subordinated notes payable	807	330
Total interest expense	7,527	7,669

Net interest income	85,957	82,909

Provision for loan losses	3,889	3,319

Net interest income after provision for loan losses	82,068	79,590

Noninterest income
Service charges and other fees	10,467	10,398
Wealth management fees	1,612	1,957
Net gain on sale of loans	1,270	1,544
Net gain (loss) on sale of securities	(354)	51
Net increase (decrease) in fair value of loans at fair value	(14,901)	17,100
Net realized and unrealized gain (loss) on derivatives	9,439	(24,605)
Other	1,111	1,455
Total noninterest income	8,644	7,900

Noninterest expense
Salaries and employee benefits	25,296	24,088
Data processing	5,246	4,828
Occupancy expenses	3,591	4,024
Professional fees	3,108	3,572
Communication expenses	934	1,173
Advertising	920	728
Equipment expense	904	956
Net (gain) loss recognized on repossessed property and other related expenses	(110)	1,846
Amortization of core deposits and other intangibles	709	2,313
Other	3,622	3,563
Total noninterest expense	44,220	47,091
Income before income taxes	46,492	40,399
Provision for income taxes	16,031	13,702
Net income	$30,461	$26,697

Other comprehensive income (loss) - change in net unrealized gain (loss) on securities available-for-sale (net of deferred income tax (expense) benefit of $4,662, and $(1,909) for the three months ended December 31, 2015 and 2014, respectively)	(7,607)	3,115
Comprehensive income	$22,854	$29,812

Basic earnings per common share
Weighted average shares outstanding	55,253,712	57,895,783
Basic earnings per share	$0.55	$0.46

Diluted earnings per common share
Weighted average shares outstanding	55,393,452	57,895,783
Diluted earnings per share	$0.55	$0.46

Dividends per share
Dividends paid	$7,733	$—
Dividends per share	$0.14	$—
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statement of Stockholders' Equity (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2014		$579	$1,260,124	$166,544	$(6,157)	$1,421,090
Net income	$26,697	—	—	26,697	—	26,697
Other comprehensive income, net of tax:
Net change in net unrealized gain on securities available for sale	3,115	—	—	—	3,115	3,115
Total comprehensive income	$29,812
Stock-based compensation		—	468	—	—	468
Cash dividends:
Common stock, $0 per share		—	—	—	—	—
Balance, December 31, 2014		$579	$1,260,592	$193,241	$(3,042)	$1,451,370

Balance, September 30, 2015		$552	$1,201,387	$255,089	$2,318	$1,459,346
Net income	$30,461	—	—	30,461	—	30,461
Other comprehensive income, net of tax:
Net change in net unrealized (loss) on securities available for sale	(7,607)	—	—	—	(7,607)	(7,607)
Total comprehensive income	$22,854
Stock-based compensation		—	1,049	—	—	1,049
Cash dividends:
Common stock, $0.14 per share		—	—	(7,733)	—	(7,733)
Balance, December 31, 2015		$552	$1,202,436	$277,817	$(5,289)	$1,475,516

See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended
	December 31, 2015	December 31, 2014
Operating activities
Net income	$30,461	$26,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,103	5,230
Amortization of FDIC indemnification asset	1,032	2,534
Net loss (gain) on sale of securities	354	(51)
Net gain on sale of loans	(1,270)	(1,544)
Net loss on FDIC indemnification asset	477	347
Net (gain) on sale of premises and equipment	(8)	(7)
(Gain) loss from sale/writedowns of repossessed property	(110)	1,846
Provision for loan losses	3,889	3,319
Stock-based compensation	1,049	468
Originations of residential real estate loans held for sale	(59,716)	(63,298)
Proceeds from sales of residential real estate loans held for sale	59,446	65,836
Deferred income taxes	(344)	(1,964)
Changes in:
Accrued interest receivable	2,141	4,408
Other assets	4,770	833
FDIC clawback liability	238	221
Accrued interest payable and other liabilities	(6,018)	23,416
Net cash provided by operating activities	40,494	68,291
Investing activities
Purchase of securities available for sale	(59,721)	(48,539)
Proceeds from sales of securities available for sale	—	55,139
Proceeds from maturities of securities available for sale	55,411	73,977
Net increase in loans	(204,582)	(199,649)
Reimbursement of covered losses from FDIC indemnification claims	28	1,635
Purchase of premises and equipment	(2,245)	(942)
Proceeds from sale of premises and equipment	597	6
Proceeds from sale of repossessed property	1,054	5,661
Purchase of FHLB stock	(5,606)	(2,005)
Proceeds from redemption of FHLB stock	9,090	2,058
Net cash used in investing activities	(205,974)	(112,659)
Financing activities
Net increase in deposits	275,553	187,026
Net increase in securities sold under agreements to repurchase	2,600	28,898
Net (decrease) in FHLB advances and other borrowings	(130,000)	(9)
Dividends paid	(7,733)	—
Net cash provided by financing activities	140,420	215,915
Net increase (decrease) in cash and due from banks	(25,060)	171,547
Cash and due from banks, beginning of period	237,770	256,639
Cash and due from banks, end of period	$212,710	$428,186
Supplemental disclosure of cash flow information
Cash payments for interest	$7,092	$8,129
Cash payments for income taxes	$2,792	$8,758
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed assets	$(555)	$(1,369)
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Summary of Significant Policies

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

Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature.
Certain previously reported amounts have been reclassified to conform to the current presentation.
The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2015, which includes a description of significant accounting policies. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year or any other period.
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

Held-to-maturity securities are stated at amortized cost, which represents actual cost adjusted for premium amortization and discount accretion. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of related taxes, included in stockholders’ equity as a component of accumulated other comprehensive income (loss).

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where:
(1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an other-than-temporary impairment loss is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in accumulated other comprehensive income (loss).

Interest and dividends, including amortization of premiums and accretion of discounts, are recognized as interest or dividend income when earned. Realized gains and losses on sales (using the specific identification method) and declines in value judged to be other- than-temporary are included in noninterest income in the consolidated statements of comprehensive income.

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

Interest income on loans is accrued daily on the outstanding balances. Accrual of interest is discontinued when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful, which is generally at 90 days past due. Generally, when loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectability of principal and interest.

The Company has elected to measure certain long-term loans and written loan commitments at fair value to assist in managing interest rate risk for longer-term loans. Fair value loans are fixed-rate loans having original maturities of 5 years or greater (typically between
5 and 15 years) to our business and agribusiness banking customers to assist them in facilitating their risk management strategies. The fair value option was elected upon the origination or acquisition of these loans and written loan commitments. Interest income is recognized in the same manner on loans reported at fair value as on non-fair value loans, except in regard to origination fees and costs which are recognized immediately upon closing. The changes in fair value of long-term loans and written loan commitments at fair value are reported in noninterest income.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. Loans held for sale include fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans are carried at cost and sold within 45 days. These loans are sold with the mortgage servicing rights released. Under limited circumstances, buyers may have recourse to return a purchased loan to the Company. Recourse conditions may include early payment default, breach of representation or warranties, or documentation deficiencies.

Fair value of loans held for sale is determined based on prevailing market prices for loans with similar characteristics, sale contract prices, or, for certain portfolios, discounted cash flow analysis. Declines in fair value below cost (and subsequent recoveries) are recognized in net gain on sale of loans. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold. Gains or losses on sales are recognized upon delivery and included in net gain on sale of loans.

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

For purchased loans not deemed impaired at the acquisition date, the difference between the fair value and the unpaid principal balance of the loan at acquisition date is amortized or accreted to interest income using the effective interest method over the remaining period to contractual maturity.

Credit Risk Management

The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all credit exposures. The strategy also emphasizes diversification on a geographic, industry, and customer level; regular credit examinations; and management reviews of loans exhibiting deterioration of credit quality. The credit risk management strategy also includes a credit risk assessment process that performs assessments of compliance with commercial and consumer credit policies, risk ratings, and other critical credit information. Loan decisions are documented with respect to the borrower’s business, purpose of the loan, evaluation of the repayment sources, and the associated risks, evaluation of collateral, covenants and monitoring requirements, and risk rating rationale.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

The commercial real estate lending class includes loans made to small and middle market businesses, including multifamily properties. Loans in this class are secured by commercial real estate. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan losses for the commercial real estate lending class. Key risk characteristics relevant to the commercial real estate lending class include the industry and geography of the borrower’s business, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan losses.

The commercial non real estate lending class includes loans made to small and middle market businesses, and loans made to public sector customers. Loans in this class are generally secured by business assets and guaranteed by owners; cashflows are most often our primary source of repayment. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan losses for the commercial non real estate lending class. Key risk characteristics relevant to the commercial non real estate lending class include the industry and geography of the borrower’s business, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan losses.

The agriculture lending class includes loans made to small and mid-size agricultural individuals and businesses. Loans in this class are generally secured by operating assets and guaranteed by owners; cashflows are most often our primary source of repayment. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan losses for the agriculture lending class. Key risk characteristics relevant to the agriculture lending class include the geography of the borrower’s operations, commodity prices and weather patterns, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan losses.

The consumer lending class includes loans made to consumer customers including loans secured by automobiles and other installment loans, and the other lending class includes credit card loans and unsecured revolving credit lines. Historical loss history is the primary factor in determining the allowance for loan losses for the consumer and other lending classes. Key risk characteristics relevant to loans in the consumer and other lending classes primarily relate to the borrower’s capacity and willingness to repay and include unemployment rates and other economic factors, and customer payment and overall credit history. These risk characteristics, among others, are reflected in the environmental factors considered in determining the allowance for loan losses.

The Company assigns all non-consumer loans a credit quality risk rating. These ratings are Pass, Watch, Substandard, Doubtful, and
Loss. Loans with a Pass and Watch rating represent those loans not classified on the Company’s rating scale for problem credits, with loans with a Watch rating being monitored and updated at least quarterly by management. Substandard loans are those where a well- defined weakness has been identified that may put full collection of contractual debt at risk. Doubtful loans are those where a well-defined weakness has been identified and a loss of contractual debt is probable. Substandard and doubtful loans are monitored and updated monthly. All loan risk ratings are updated and monitored on a continuous basis. The Company generally does not risk rate consumer loans unless a default event such as bankruptcy or extended nonperformance takes place. Alternatively, standard credit scoring systems are used to assess credit risks of consumer loans.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings (“TDRs”)

Loans modified under troubled debt restructurings involve granting a concession to a borrower who is experiencing financial difficulty. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection, which generally would not otherwise be considered. Our TDRs include performing and nonperforming TDRs, which consist of loans that continue to accrue interest at the loan's original interest rate as we expect to collect the remaining principal and interest on the loan, and nonaccrual TDRs, which include loans that are in a nonaccrual status and are no longer accruing interest, as we do not expect to collect the full amount of principal and interest owned from the borrower on these loans. At the time of modification (except for loans on nonaccrual status), a TDR is classified as nonperforming
TDR until a six-month payment history of principal and interest payments, in accordance with the terms of the loan modification, is sustained, at which time we move the loan to a performing status (performing TDR). If we do not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. All TDRs are accounted for as impaired loans and are included in our analysis of the allowance for loan losses. A TDR that has been renewed for a borrower who is no longer experiencing financial difficulty and which yields a market rate of interest at the time of a renewal is no longer considered a TDR.

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

All of these estimates are susceptible to significant change. Changes to the allowance for loan losses are made by charges to the provision for loan losses, which is reflected in the consolidated statements of comprehensive income. Past due status is monitored as an indicator of credit deterioration. Loans that are 90 days or more past due are put on nonaccrual status unless the loan is well secured and in the process of collection. Loans deemed to be uncollectible are charged off against the allowance for loan losses.
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
Impaired loans also include loans modified in troubled debt restructurings. Generally, the impairment related to troubled debt restructurings is measured based on the fair value of the collateral, less cost to sell, or the present value of expected payments relative to the unpaid principal balance. If the impaired loan is identified as collateral dependent, then the fair value of the collateral method of measuring the amount of the impairment is utilized. This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the appraised value, if necessary, and including costs to sell.

Management’s estimate for collective reserves reflects losses incurred in the loan portfolio as of the consolidated balance sheet reporting date. Incurred loss estimates primarily are based on historical loss experience and portfolio mix. Incurred loss estimates may be adjusted for qualitative factors such as current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and/or significant policy and underwriting changes.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The Company maintains an ALL for acquired impaired loans accounted for under ASC 310-30, resulting from decreases in expected cash flows arising from the periodic revaluation of these loans Any decrease in expected cash flows in the individual loan pool is generally recognized in the current provision for loan losses. Any increase in expected cash flows is generally not recognized immediately but is instead reflected as an adjustment to the related loan or pool's yield on a prospective basis once any previously recorded provision for loan loss has been recognized.

For acquired nonimpaired loans accounted for under ASC 310-20, the Company utilizes methods to estimate the required allowance for loan losses similar to originated loans; the required reserve is compared to the net carrying value of each acquired nonimpaired loan (by segment) to determine if a provision is required.

While management uses the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in performing the estimates.

Unfunded residential mortgage loan commitments entered into in connection with mortgage loans to be held for sale are considered derivatives and are recorded at fair value and included in other liabilities on the consolidated balance sheets with changes in fair value recorded in other interest income. All other unfunded loan commitments are generally related to providing credit facilities to customers and are not considered derivatives. For purchased loans, the fair value of the unfunded credit commitments is considered in determination of the fair value of the loans recorded at the date of acquisition. Reserves for credit exposure on all other unfunded credit commitments are recorded in other liabilities on the consolidated balance sheets.

FDIC Indemnification Asset and Clawback Liability

In conjunction with a Federal Deposit Insurance Corporation (“FDIC”)-assisted transaction of TierOne Bank in 2010, the Company entered into two loss share agreements with the FDIC, one covering certain single family residential mortgage loans with the claim period ending June 2020 and one covering commercial loans and other assets, in which the claim period ended in June 2015. The agreements cover a portion of realized losses on loans, foreclosed real estate and certain other assets. The Company has recorded assets on the consolidated balance sheets (i.e. indemnification assets) representing estimated future amounts recoverable from the
FDIC.

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

The loss share assets are measured separately from the related loans and foreclosed real estate and recorded as an FDIC indemnification asset on the consolidated balance sheets because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses reduce the carrying amount of the loss share assets. Reductions to expected losses on covered assets, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, also reduce the carrying amount of the loss share assets. The rate of accretion of the indemnification asset discount included in interest income slows to mirror the accelerated accretion of the loan discount. Additional expected losses on covered assets, to the extent such expected losses result in the recognition of an allowance for loan losses, increase the carrying amount of the loss share assets. A related increase in the value of the indemnification asset up to the amount covered by the FDIC is calculated based on the reimbursement rates from the FDIC and is included in other noninterest income. The corresponding loan accretion or amortization is recorded as a component of interest income on the consolidated statements of comprehensive income.
Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.

As part of the loss sharing agreements, the Company also assumed a liability (“FDIC Clawback Liability”) to be paid within 45 days subsequent to the maturity or termination of the loss sharing agreements that is contingent upon actual losses incurred over the life of the agreements relative to expected losses considered in the consideration paid at acquisition date and the amount of losses reimbursed to the Company under the loss sharing agreements. The liability was recorded at fair value as of the acquisition date. The fair value was based on a discounted cash flow calculation that considered the formula defined in the loss sharing agreements and projected losses. The difference between the fair value at acquisition date and the projected losses is amortized through other noninterest expense. As projected losses and reimbursements are updated, as described above, the FDIC Clawback Liability is adjusted and a gain

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

or loss is recorded in other noninterest expense.

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

Intangible	Method	Years
Core deposit	Straight-line or effective yield	5
Brand intangible	Straight-line	15
Customer relationships	Straight-line	8.5
Other intangibles	Straight-line	5

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No intangible asset impairments were recognized during the years ended September 30, 2015, 2014 or 2013.

Derivatives

The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company enters into interest rate swap contracts to offset the interest rate risk associated with borrowers who lock in long-term fixed rates (greater than or equal to 5 years to maturity) through a fixed rate loan. These contracts do not qualify for hedge accounting. Generally, under these swaps, the Company agrees with various swap counterparties to exchange the difference between fixed-rate and floating-rate interest amounts based upon notional principal amounts. These interest rate derivative instruments are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value, with changes in fair value reported in net realized and unrealized gain (loss) on derivatives. Since each fixed rate loan is paired with an offsetting derivative contract, the impact to net income is minimized.

The Company enters into forward interest rate lock commitments on mortgage loans to be held for sale, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding. The Company also has corresponding forward sales contracts related to these interest rate lock commitments. Both the mortgage loan commitments and the related sales contracts are considered derivatives and are recorded at fair value with changes in fair value recorded in noninterest income.

Stock Based Compensation

Restricted and performance-based stock units/awards are classified as equity awards and accounted for under the Treasury method.
Compensation expense for non-vested stock units/awards is based on the fair value of the award on the measurement date, which, for the Company, is the date of the grant and is recognized ratably over the vesting or performance period of the award. The fair value of non-vested stock units/awards is generally the market price of the Company's stock on the date of grant.

Income Taxes

The Company was required to file a consolidated income tax return with National Americas Investment, Inc. ("NAI") (a wholly owned indirect subsidiary of NAB) until NAI's dissolution on October 17, 2014. Income taxes are allocated pursuant to a tax-sharing arrangement, whereby the Company will pay federal and state income taxes as if it were filing on a stand-alone basis. Income tax expense includes two components: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over income. The
Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Tax benefits related to uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term "more likely than not" means a likelihood of more than 50 percent;
the terms "examined" and "upon examination" also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.

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

Wealth Management Fees

Wealth management fees include commission income from financial planning, investment management and insurance operations.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income (loss) consists entirely of unrealized appreciation (depreciation) on available-for-sale securities.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Subsequent Events
The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events other than outlined below.
On January 27, 2016, the board of directors of the Company declared a dividend of $0.14 per common share payable on February 23, 2016 to owners of record as of close of business on February 11, 2016.
On November 30, 2015, the Company announced the signing of an Agreement and Plan of Merger with HF Financial Corp ("HF Financial"), the parent company of Home Federal Bank, headquartered in Sioux Falls, South Dakota. The Merger Agreement provides that HF Financial will merge into the Company, with the Company being the surviving entity, followed by the merger of Home Federal Bank into the Bank, with the Bank being the surviving entity. The Merger Agreement has been approved by the Boards of Directors of the Company and HF Financial. The closing of the Merger Agreement is subject to the required approval of HF Financial’s stockholders, requisite regulatory approvals and the effectiveness of the registration statement to be filed by the Company with respect to the stock to be issued in the merger and other customary closing conditions. The parties anticipate closing during the third quarter of the Company's fiscal year 2016.
Subject to the terms of the Merger Agreement, HF Financial's stockholders will have the right to receive for each share of HF Financial common stock, at their election (but subject to proration in the event cash or stock is oversubscribed), either (i) 0.6500 share of the Company's common stock, or (ii) $19.50 in cash. The total merger consideration shall be prorated as necessary to ensure that 25% of the total outstanding shares of HF Financial common stock will be exchanged for cash and 75% of the total outstanding shares of HF Financial common stock will be exchanged for shares of the Company's common stock in the merger. The aggregate merger consideration equals $34.5 million of cash and 3.45 million shares of the Company’s common stock.
The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events other than those outlined above.
2. New Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2016-01 on our financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments, which requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Earlier application is permitted for financial statements that have not been issued, therefore the Company has elected to early adopt this ASU for fiscal year 2016. There is no impact to our financial statements in the current quarter.
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which does not apply to financial instruments. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. Early application is not permitted. The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU No. 2014-09 until annual reporting periods beginning after December 15, 2017. No other revisions were made to ASU 2014-09. The Company is currently evaluating the potential impact of ASU 2014-09 on our financial statements.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

3. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015
U.S. Treasury securities	$251,240	$1,086	$(185)	$252,141
U.S. Agency securities	74,446	—	(424)	74,022
Mortgage-backed securities:
Government National Mortgage Association	788,536	1,068	(8,811)	780,793
Federal National Mortgage Association	94,974	—	(962)	94,012
Small Business Assistance Program	109,449	134	(475)	109,108
States and political subdivision securities	1,472	1	—	1,473
Corporate debt securities	4,997	17	—	5,014
Other	1,006	36	—	1,042
Total	$1,326,120	$2,342	$(10,857)	$1,317,605

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2015
U.S. Treasury securities	$250,986	$3,811	$—	$254,797
U.S. Agency securities	74,412	643	—	75,055
Mortgage-backed securities:
Government National Mortgage Association	842,460	3,663	(4,503)	841,620
Federal National Mortgage Association	46,449	96	—	46,545
Small Business Assistance Program	101,415	233	(213)	101,435
States and political subdivision securities	1,849	1	—	1,850
Corporate debt securities	4,996	—	(13)	4,983
Other	1,006	36	—	1,042
Total	$1,323,573	$8,483	$(4,729)	$1,327,327

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and approximate fair value of debt securities available for sale as of December 31, 2015 and September 30, 2015, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

	December 31, 2015		September 30, 2015
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$75,918	$75,495	$76,261	$76,905
Due after one year through five years	256,237	257,155	255,982	259,780
Due after five years through ten years	—	—	—	—
	332,155	332,650	332,243	336,685
Mortgage-backed securities	992,959	983,913	990,324	989,600
Securities without contractual maturities	1,006	1,042	1,006	1,042
Total	$1,326,120	$1,317,605	$1,323,573	$1,327,327

Proceeds from sales of securities available for sale were $0.0 million and $55.1 million for the three months ended December 31, 2015 and 2014, respectively. Gross gains (pre-tax) of $0.0 million and $0.6 million and gross losses (pre-tax) of $0.0 million and $0.5 million were realized on the sales for the three months ended December 31, 2015 and 2014, respectively, using the specific identification method. The Company recognized an other than temporary impairment in net loss on sale of securities in the consolidated statements of comprehensive income of $0.4 million on two security holdings attributable to credit for the three months ended December 31, 2015. There was no other than temporary impairment recognized for the three months ended December 31, 2014.
Securities with an estimated fair value of approximately $930.1 million and $894.3 million at December 31, 2015 and September 30, 2015, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 71% and 36% of the Company’s investment portfolio at December 31, 2015 and September 30, 2015, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other than temporarily impaired at December 31, 2015 or September 30, 2015.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

			December 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities	$53,495	$(185)	$—	$—	$53,495	$(185)
U.S. Agency securities	74,022	(424)	—	—	74,022	(424)
Mortgage-backed securities	285,589	(1,980)	524,278	(8,268)	809,867	(10,248)
Corporate debt securities	—	—	—	—	—	—
Total	$413,106	$(2,589)	$524,278	$(8,268)	$937,384	$(10,857)

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

			September 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Agency securities	—	—	—	—	—	—
Mortgage-backed securities	58,604	(236)	412,058	(4,480)	470,662	(4,716)
Corporate debt securities	4,984	(13)	—	—	4,984	(13)
Total	$63,588	$(249)	$412,058	$(4,480)	$475,646	$(4,729)
As of December 31, 2015 and September 30, 2015, the Company had 67 and 31 securities, respectively, in an unrealized loss position.
The Company’s investments in nonmarketable equity securities are all stock of the Federal Home Loan Bank ("FHLB"). The carrying value of Federal Home Loan Bank stock was $32.3 million and $35.7 million as of December 31, 2015 and September 30, 2015, respectively, and is reported in other assets on the consolidated balance sheets. No indicators of impairment related to FHLB stock were identified during the three months ended December 31, 2015 and 2014.
The components of accumulated other comprehensive income (loss) from net unrealized gains (losses) on securities available for sale for the three months ended December 31, 2015 and 2014, respectively are as follows (in thousands):

	Three Months Ended December 31,
	2015	2014
Beginning balance accumulated other comprehensive income (loss)	$2,318	$(6,157)
Net unrealized holding gain (loss) arising during the period	(11,915)	4,973
Reclassification adjustment for net gain (loss) realized in net income	(354)	51
Net change in unrealized gain (loss) before income taxes	(12,269)	5,024
Income tax (expense) benefit	4,662	(1,909)
Net change in unrealized gain (loss) on securities after taxes	(7,607)	3,115
Ending balance accumulated other comprehensive (loss)	$(5,289)	$(3,042)
4. Loans
The composition of loans as of December 31, 2015 and September 30, 2015, is as follows (in thousands):

	December 31, 2015	September 30, 2015
Residential real estate	$927,138	$921,827
Commercial real estate	2,962,040	2,845,748
Commercial non real estate	1,586,501	1,610,828
Agriculture	1,969,269	1,861,465
Consumer	69,787	73,049
Other	40,719	38,371
Ending balance	7,555,454	7,351,288
Less:
Unamortized discount on acquired loans	(18,057)	(19,264)
Unearned net deferred fees and costs and loans in process	(6,737)	(6,826)
Total	$7,530,660	$7,325,198

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The loan breakouts above include loans covered by FDIC loss sharing agreements totaling $91.2 million and $97.0 million as of December 31, 2015 and September 30, 2015, respectively, residential real estate loans held for sale totaling $11.4 million and $9.9 million at December 31, 2015 and September 30, 2015, respectively, and $1.12 billion of loans and written loan commitments accounted for at fair value at both December 31, 2015 and September 30, 2015.
Unamortized net deferred fees and costs totaled $7.4 million and $7.5 million as of December 31, 2015 and September 30, 2015, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $(0.7) million at both December 31, 2015 and September 30, 2015.
Loans guaranteed by agencies of the U.S. government totaled $106.1 million and $105.0 million at December 31, 2015 and September 30, 2015, respectively.
Principal balances of residential real estate loans sold totaled $58.2 million and $64.3 million for the three months ended December 31, 2015 and 2014, respectively.
Nonaccrual
The following table presents the Company’s nonaccrual loans at December 31, 2015 and September 30, 2015 (in thousands), excluding loans acquired with deteriorated credit quality. Loans greater than 90 days past due and still accruing interest as of December 31, 2015 and September 30, 2015, were not significant.

Nonaccrual loans	December 31, 2015	September 30, 2015
Residential real estate	$7,480	$7,642
Commercial real estate	9,727	9,556
Commercial non real estate	7,369	14,281
Agriculture	18,127	24,569
Consumer	112	107
Total	$42,815	$56,155
Credit Quality Information
The composition of the loan portfolio by internally assigned grade is as follows as of December 31, 2015 and September 30, 2015. This table (in thousands) is presented net of unamortized discount on acquired loans and excludes loans of $1.12 billion measured at fair value with changes in fair value reported in earnings at both December 31, 2015 and September 30, 2015:

As of December 31, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$808,439	$2,495,723	$1,005,935	$1,371,392	$69,225	$40,719	$5,791,433
Watchlist	4,525	79,222	57,213	157,433	227	—	298,620
Substandard	11,894	71,802	45,423	100,489	299	—	229,907
Doubtful	220	193	747	66	8	—	1,234
Loss	—	—	—	—	—	—	—
Ending balance	825,078	2,646,940	1,109,318	1,629,380	69,759	40,719	6,321,194
Loans covered by FDIC loss sharing agreements	91,245	—	—	—	—	—	91,245
Total	$916,323	$2,646,940	$1,109,318	$1,629,380	$69,759	$40,719	$6,412,439

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$799,359	$2,384,980	$1,053,091	$1,272,312	$72,705	$38,371	$5,620,818
Watchlist	4,890	66,024	50,242	189,144	78	—	310,378
Substandard	11,877	56,905	60,801	53,837	223	—	183,643
Doubtful	323	200	682	256	7	—	1,468
Loss	—	—	—	—	—	—	—
Ending balance	816,449	2,508,109	1,164,816	1,515,549	73,013	38,371	6,116,307
Loans covered by FDIC loss sharing agreements	97,030	—	—	—	—	—	97,030
Total	$913,479	$2,508,109	$1,164,816	$1,515,549	$73,013	$38,371	$6,213,337
Past Due Loans
The following table (in thousands) presents the Company’s past due loans at December 31, 2015 and September 30, 2015. This table is presented net of unamortized discount on acquired loans and excludes loans of $1.12 billion measured at fair value with changes in fair value reported in earnings at both December 31, 2015 and September 30, 2015.

As of December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
Residential real estate	$2,721	$459	$2,895	$6,075	$819,003	$825,078
Commercial real estate	2,130	48	5,846	8,024	2,638,916	2,646,940
Commercial non real estate	1,023	847	4,081	5,951	1,103,367	1,109,318
Agriculture	1,828	62	2,792	4,682	1,624,698	1,629,380
Consumer	71	80	41	192	69,567	69,759
Other	—	—	—	—	40,719	40,719
Ending balance	7,773	1,496	15,655	24,924	6,296,270	6,321,194
Loans covered by FDIC loss sharing agreements	2,294	813	373	3,480	87,765	91,245
Total	$10,067	$2,309	$16,028	$28,404	$6,384,035	$6,412,439

As of September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
Residential real estate	$486	$858	$2,776	$4,120	$812,329	$816,449
Commercial real estate	1,708	1,204	4,247	7,159	2,500,950	2,508,109
Commercial non real estate	697	7,944	4,072	12,713	1,152,103	1,164,816
Agriculture	2,161	175	6,264	8,600	1,506,949	1,515,549
Consumer	232	8	37	277	72,736	73,013
Other	—	—	—	—	38,371	38,371
Ending balance	5,284	10,189	17,396	32,869	6,083,438	6,116,307
Loans covered by FDIC loss sharing agreements	2,455	594	873	3,922	93,108	97,030
Total	$7,739	$10,783	$18,269	$36,791	$6,176,546	$6,213,337

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans
The following table presents the Company’s impaired loans (in thousands). This table excludes loans covered by FDIC loss sharing agreements:

	December 31, 2015			September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans:
With an allowance recorded:
Residential real estate	$12,305	$12,501	$2,624	$12,364	$12,602	$2,784
Commercial real estate	81,071	81,099	6,230	67,751	69,722	4,644
Commercial non real estate	46,846	46,891	6,974	65,495	76,647	5,657
Agriculture	100,555	100,565	4,635	54,093	54,699	3,950
Consumer	322	370	57	230	359	50
Total	$241,099	$241,426	$20,520	$199,933	$214,029	$17,085
There are no impaired loans without a valuation allowance, other than those loans for which the Company has claim to collateral with value(s) in excess of the outstanding loan amount, after allowing for the cost of liquidating the collateral as of December 31, 2015 and September 30, 2015.
The average recorded investment on impaired loans and interest income recognized on impaired loans for the three months ended December 31, 2015 and 2014, respectively, are as follows:

	Three Months Ended December 31, 2015		Three Months Ended December 31, 2014
	Average Recorded Investment	Interest Income Recognized while on Impaired Status	Average Recorded Investment	Interest Income Recognized while on Impaired Status
Residential real estate	$12,334	$149	$12,266	$162
Commercial real estate	74,411	1,469	69,203	1,770
Commercial non real estate	56,171	356	35,816	801
Agriculture	77,324	2,439	34,804	347
Consumer	276	17	251	9
Total	$220,516	$4,430	$152,340	$3,089
Valuation adjustments made to repossessed properties for the three months ended December 31, 2015 and 2014, totaled $0.0 million and $2.1 million, respectively. The adjustments are included in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan losses for TDRs were $4.3 million and $3.6 million at December 31, 2015 and September 30, 2015, respectively. Commitments to lend additional funds to borrowers whose loans were modified in a TDR were $1.2 million and $2.3 million as of December 31, 2015 or September 30, 2015.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the recorded value of the Company’s TDR balances as of December 31, 2015 and September 30, 2015 (in thousands):

	December 31, 2015		September 30, 2015
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential real estate	$515	$1,495	$452	$1,547
Commercial real estate	33,260	2,397	30,917	4,725
Commercial non real estate	5,387	1,403	8,928	833
Agriculture	41,392	6,247	20,041	6,857
Consumer	21	11	33	4
Total	$80,575	$11,553	$60,371	$13,966

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the three months ended December 31, 2015 and 2014, respectively:

Three Months Ended December 31,
	2015			2014
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	—	—	—	—	—	—
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	2	1,898	1,898	—	—	—
Payment modification	—	—	—	2	18,881	18,881
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	2	1,898	1,898	2	18,881	18,881
Commercial non real estate
Rate modification	—	—	—	1	32	32
Term extension	1	58	58	—	—	—
Payment modification	—	—	—	1	1,824	1,824
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non real estate	1	58	58	2	1,856	1,856
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	8	21,973	21,973	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	8	21,973	21,973	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	—	—	—	—	—	—
Total accruing	11	$23,929	$23,929	4	$20,737	$20,737
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the three months ended December 31, 2015 and 2014:

Three Months Ended December 31,
	2015			2014
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	—	—	—
Payment modification	1	187	187	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	1	187	187	—	—	—
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial Non Real Estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	1	396	396	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non real estate	1	396	396	—	—	—
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	—	—	—	—	—	—
Total non-accruing	2	$583	$583	—	$—	$—
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The tables below represent defaults on loans that were first modified during the respective past 12 months, that became 90 days or more delinquent or were charged-off during the three months ended December 31, 2015 and 2014, respectively.

	Three Months Ended December 31,
	2015		2014
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	2	$105	6	$522
Commercial real estate	—	—	1	95
Commercial non real estate	—	—	—	—
Agriculture	—	—	1	15
Consumer	—	—	—	—
Total	2	$105	8	$632
The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification. For the three months ended December 31, 2015 and 2014, respectively, $4.3 million and $0.0 million of loans were removed from TDR status as they were restructured at market terms and are performing.
5. Allowance for Loan Losses
The following tables presents the Company’s allowance for loan losses roll forward for the three months ended December 31, 2015 and 2014.

Three Months Ended December 31, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance October 1, 2015	$8,025	$18,014	$15,996	$13,952	$348	$865	$57,200
Charge-offs	(196)	(28)	(45)	(11)	(48)	(400)	(728)
Recoveries	44	83	404	47	25	164	767
Provision	22	1,366	875	1,485	16	322	4,086
(Improvement) impairment of loans acquired with deteriorated credit quality	(97)	(30)	(70)	—	—	—	(197)
Ending balance December 31, 2015	$7,798	$19,405	$17,160	$15,473	$341	$951	$61,128

Three Months Ended December 31, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance October 1, 2014	$8,342	$16,884	$10,550	$10,655	$264	$823	$47,518
Charge-offs	(57)	(82)	(84)	—	(38)	(428)	(689)
Recoveries	43	69	1,160	57	24	319	1,672
Provision	(350)	735	2,999	208	(24)	71	3,639
(Improvement) impairment of loans acquired with deteriorated credit quality	(411)	116	—	—	(25)	—	(320)
Ending balance December 31, 2014	$7,567	$17,722	$14,625	$10,920	$201	$785	$51,820

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance. These tables (in thousands) are presented net of unamortized discount on acquired loans and excludes loans of $1.12 billion measured at fair value with changes in fair value reported in earnings, loans held for sale of $11.4 million, and guaranteed loans of $106.1 million for December 31, 2015 and loans measured at fair value with changes in fair value reported in earnings of $1.12 billion, loans held for sale of $9.9 million, and guaranteed loans of $105.0 million for September 30, 2015.

As of December 31, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$2,623	$6,183	$6,969	$4,635	$57	$—	$20,467
Collectively evaluated for impairment	3,647	12,170	10,191	10,838	284	951	38,081
Loans acquired with deteriorated credit quality	1,528	1,052	—	—	—	—	2,580
Total allowance	$7,798	$19,405	$17,160	$15,473	$341	$951	$61,128

Financing Receivables
Individually evaluated for impairment	$12,869	$63,037	$46,164	$81,288	$283	$—	$203,641
Collectively evaluated for impairment	813,500	2,511,319	1,017,062	1,538,401	68,318	40,719	5,989,319
Loans acquired with deteriorated credit quality	77,201	19,858	2,284	1,500	1,158	—	102,001
Loans Outstanding	$903,570	$2,594,214	$1,065,510	$1,621,189	$69,759	$40,719	$6,294,961

As of September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$2,783	$4,585	$5,624	$3,950	$50	$—	$16,992
Collectively evaluated for impairment	3,618	12,347	10,302	10,002	298	865	37,432
Loans acquired with deteriorated credit quality	1,624	1,082	70	—	—	—	2,776
Total allowance	$8,025	$18,014	$15,996	$13,952	$348	$865	$57,200

Financing Receivables
Individually evaluated for impairment	$13,106	$49,794	$62,158	$44,253	$193	$—	$169,504
Collectively evaluated for impairment	806,912	2,385,636	1,056,806	1,461,230	71,549	38,371	5,820,504
Loans acquired with deteriorated credit quality	82,189	20,710	2,759	1,538	1,271	—	108,467
Loans Outstanding	$902,207	$2,456,140	$1,121,723	$1,507,021	$73,013	$38,371	$6,098,475
The Company maintains an ALL for acquired loans accounted for under ASC 310-30 as a result of impairment to loan pools arising from the periodic re-valuation of these loans. Any impairment in the individual pool is generally recognized in the current period as provision for loan losses. Any improvement in the estimated cash flows, is generally not recognized immediately, but is instead reflected as an adjustment to the related loan pools yield on a prospective basis once any previously recorded impairment has been recaptured.
The ALL for loans acquired with deteriorated credit quality (ASC 310-30 loans) totaled $2.6 million at December 31, 2015, compared to $2.8 million at September 30, 2015. During the three month period ended December 31, 2015, loan pools accounted for under ASC 310-30 had a net reversal of provision of $0.2 million as a result of increases in expected cash flows. Net provision reversals for the three month period ended December 31, 2014 totaled $0.3 million, and were driven a result of increases in expected cash flows in the residential real estate pool.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

For acquired loans not accounted for under ASC 310-30 (purchased non-credit impaired), the Company utilizes specific and collective reserve calculation methods similar to originated loans. The required ALL for these loans is included in the individually evaluated for impairment bucket of the ALL if the loan is rated substandard or worse, and in the collectively evaluated for impairment bucket for pass rated loans.
The reserve for unfunded loan commitments was $0.4 million at both December 31, 2015 and September 30, 2015 and is recorded in other liabilities on the consolidated balance sheets.
6. Accounting for Certain Loans Acquired with Deteriorated Credit Quality
In June 2010, the Company acquired certain loans that had deteriorated credit quality. Loan accounting specific to these purchased credit impaired loans addresses differences between contractual cash flows expected to be collected from the initial investment in loans if those differences are attributable, at least in part, to credit quality. Several factors were considered when evaluating whether a loan was considered a purchased credit impaired loan, including the delinquency status of the loan, updated borrower credit status, geographic information, and updated loan-to-values (“LTV”). U.S. GAAP allows purchasers to aggregate purchased credit impaired loans acquired in the same fiscal quarter in one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
Loan pools are periodically reassessed to determine expected cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller, homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large individual loans that consider similar prepayment factors listed above for smaller homogeneous loans. The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the three months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,
	2015	2014
Balance at beginning of period	$44,489	$50,889
Accretion	(2,329)	(4,787)
Reclassification from (to) nonaccretable difference	(278)	320
Disposals	—	(80)
Balance at end of period	$41,882	$46,342
The reclassification from nonaccretable difference noted in the table above represents instances where specific pools of loans are expected to perform better over the remaining lives of the loans than expected at the prior re-assessment date. The reclassification to nonaccretable difference noted in the table above represents instances where specific pools of loans are estimated to have a shortfall in the expected future cash flows compared to the contractual cash flows at the prior re-assessment date.
The following table provides purchased credit impaired loans at December 31, 2015 and September 30, 2015 (in thousands):

	December 31, 2015			September 30, 2015
	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]
Residential real estate	$88,700	$77,201	$75,673	$93,979	$82,189	$80,565
Commercial real estate	95,981	19,858	18,806	97,302	20,710	19,628
Commercial non real estate	9,831	2,284	2,284	10,387	2,759	2,689
Agriculture	1,500	1,500	1,500	1,538	1,538	1,538
Consumer	1,258	1,158	1,158	1,368	1,271	1,271
Total lending	$197,270	$102,001	$99,421	$204,574	$108,467	$105,691

1    Represents the legal balance of loans acquired with deteriorated credit quality.
2    Represents the book balance of loans acquired with deteriorated credit quality.
3    Represents the book balance of loans acquired with deteriorated credit quality net of the related allowance for loan losses.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Due to improved cash flows of the purchased credit impaired loans, the reductions to allowance recognized on previous impairments were $0.2 million and $0.3 million for the three months ended December 31, 2015 and 2014, respectively.
7. FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the TierOne Bank acquisition, the Company is reimbursed for a portion of the losses incurred on covered assets. As covered assets are resolved, whether it be through repayment, short sale of the underlying collateral, the foreclosure on or sale of collateral, or the sale or charge-off of loans or OREO, any differences between the carrying value of the covered assets versus the payments received during the resolution process, that are reimbursable by the FDIC, are recognized as reductions in the FDIC indemnification asset. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC. The following table represents a summary of the activity related to the FDIC indemnification asset for the three months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,
	2015	2014
Balance at beginning of period	$14,722	$26,678
Amortization	(1,032)	(2,534)
Changes in expected reimbursements from FDIC for changes in expected credit losses	(128)	(191)
Changes in reimbursable expenses	(349)	(156)
Reimbursements of covered losses from the FDIC	(28)	(1,635)
Balance at end of period	$13,185	$22,162
The loss claims filed are subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. The non-commerical loss share agreement ends June 4, 2020.
8. Derivative Financial Instruments
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
The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2015 and September 30, 2015 (in thousands).

	December 31, 2015
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,098,383	Liabilities	$449	$(38,877)
Mortgage loan commitments	17,756	Liabilities	—	(24)
Mortgage loan forward sale contracts	27,550	Assets	24	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2015
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,087,505	Liabilities	$41	$(53,559)
Mortgage loan commitments	30,196	Assets	95	—
Mortgage loan forward sale contracts	36,655	Liabilities	—	(95)
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
Credit-risk-related contingent features
The Company has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty has the right to terminate the derivative positions and the Company would be required to settle its obligations under the agreements. As of December 31, 2015, the termination value of derivatives in a net liability position related to these agreements was $41.2 million which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with its derivative counterparties and as of December 31, 2015, the Company had posted $50.0 million in eligible collateral.
The effect of derivatives on the consolidated statements of comprehensive income for the three months ended December 31, 2015 and 2014 (in thousands) was as follows:

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended December 31,
	Location of Gain (Loss) Recognized in Income	2015	2014
Derivatives not designated as hedging instruments:
Interest rate swaps	Noninterest income	$9,439	$(24,605)
Mortgage loan commitments	Noninterest income	(24)	14
Mortgage loan forward sale contracts	Noninterest income	24	(14)
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
The following tables (in thousands) present the Company's total gross derivative assets and liabilities at December 31, 2015 and September 30, 2015, which are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements for the net reported amount in the consolidated balance sheets. These amounts are offset on the consolidated balance sheets.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments[1]	Net Amount
December 31, 2015
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$449	$(449)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(38,877)	449	(38,428)	38,428	—
Total derivative financial liabilities	$(38,428)	$—	$(38,428)	$38,428	$—
1 The actual amount of collateral exceeds the fair value exposure, at the individual counterparty level, as of the date presented.

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
September 30, 2015
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$41	$(41)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(53,559)	41	(53,518)	53,518	—
Total derivative financial liabilities	$(53,518)	$—	$(53,518)	$53,518	$—
9. The Fair Value Option For Certain Loans
The Company has elected to measure certain long-term loans and written loan commitments at fair value to assist in managing the interest rate risk for longer-term loans. This fair value option was elected upon the origination of these loans. Interest income is recognized in the same manner as interest on non-fair value loans.
See Note 15 for additional disclosures regarding the fair value of the fair value option loans and written loan commitments.
Long-term loans and written loan commitments for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $32.9 million and $47.8 million at December 31, 2015 and September 30, 2015, respectively. The total unpaid principal balance of these long-term loans was approximately $1.09 billion and $1.07 billion at December 31, 2015 and September 30, 2015, respectively. The fair value of these loans and written loan commitments is included in total loans in the consolidated balance sheets and are grouped with commercial non real estate, commercial real estate, and agricultural loans in Note 4. The fair value of these written loan commitments was not material at December 31, 2015 and September 30, 2015, respectively. As of December 31, 2015 and September 30, 2015, there were $0.0 million and $1.5 million, respectively, of the noted loans which were greater than 90 days past due or in nonaccrual status.
Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported within the consolidated statements of comprehensive income are as follows for the three months ended December 31, 2015 and 2014 (in thousands):

	For the Three Months Ended
	December 31, 2015		December 31, 2014
	Noninterest Income (Loss)	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value
Long-term loans and written loan commitments	$(14,901)	$(14,901)	$17,100	$17,100

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

For long-term loans and written loan commitments, $0.2 million and $1.7 million for the three months ended December 31, 2015 and 2014, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
10. Core Deposits and Other Intangibles
A summary of intangible assets subject to amortization is as follows (in thousands):

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Total
As of December 31, 2015
Gross carrying amount	$92,679	$8,464	$16,089	$117,232
Accumulated amortization	(92,167)	(4,277)	(14,378)	(110,822)
Net intangible assets	$512	$4,187	$1,711	$6,410
As of September 30, 2015
Gross carrying amount	$92,679	$8,464	$16,089	$117,232
Accumulated amortization	(92,073)	(4,136)	(13,904)	(110,113)
Net intangible assets	$606	$4,328	$2,185	$7,119
Amortization expense of intangible assets was $0.7 million and $2.3 million for the three months ended December 31, 2015 and 2014, respectively.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows (in thousands):

Remaining in 2016	$2,113
2017	1,097
2018	564
2019	564
2020	564
2021 and thereafter	1,508
Total	$6,410

11. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $190.2 million and $180.6 million and fair value of approximately $188.1 million and $181.6 million at December 31, 2015 and September 30, 2015, respectively. In most cases, the Company over-collateralizes the repurchase agreements at 102% of total funds borrowed to protect the purchaser from changes in market value.  Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered. The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at December 31, 2015 and September 30, 2015 (in thousands).

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
US Treasury and agency securities	$14,212	$—	$—	$—	$14,212
Mortgage-backed securities	170,787	—	—	2,872	173,659
Total repurchase agreements	$184,999	$—	$—	$2,872	$187,871

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
US Treasury and agency securities	$64,252	$—	$—	$—	$64,252
Mortgage-backed securities	118,147	—	—	2,872	121,019
Total repurchase agreements	$182,399	$—	$—	$2,872	$185,271

12. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at December 31, 2015 and September 30, 2015 (in thousands):

	December 31, 2015	September 30, 2015
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 0.46% to 3.66% and maturity dates from February 2016 to July 2023, collateralized by real estate loans and FHLB stock, with various call dates at the option of the FHLB	$376,000	$581,000
Federal Home Loan Bank fed funds overnight advance, interest rate of 0.41%, paid in full in 2016	75,000	—
Total FHLB advances and other borrowings	$451,000	$581,000
The Company has a $10.0 million revolving line of credit with Wells Fargo, which is due on July 30, 2016. The line of credit has an interest rate of 1 Mo LIBOR plus 200 basis points, with interest payable monthly. There is also an unused line fee of .20% on the unused portion which is payable quarterly. The interest rate was 2.24% at December 31, 2015. There were no outstanding advances on this line of credit at December 31, 2015 and September 30, 2015.
As of December 31, 2015, based on its Federal Home Loan Bank stock holdings, the combined aggregate additional borrowing capacity of the Company with the Federal Home Loan Bank was $894.0 million.
Principal balances of loans pledged to the Federal Home Loan Bank to collateralize notes payable totaled $2.29 billion at both December 31, 2015 and September 30, 2015, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2015, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows (in thousands):

Remaining in 2016	$165,000
2017	25,000
2018	25,000
2019	—
2020	25,000
2021 and thereafter	211,000
Total	$451,000

13. Profit-Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan (the Plan). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $1.4 million and $1.3 million to the Plan for the three months ended December 31, 2015 and 2014, respectively.
14. Stock-Based Compensation
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
Stock based compensation is recognized based on the number of awards that are ultimately expected to vest. Forfeitures are estimated based on historical turnover experience of qualified employees. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of comprehensive income. For the three months ended December 31, 2015 and 2014, stock compensation expense was $1.0 million and $0.5 million, respectively. Related income tax benefits recognized were $0.4 million and $0.2 million for the three months ended December 31, 2015 and 2014, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the Plans’ restricted share and performance-based stock award activity as of December 31, 2015 and September 30, 2015:

	December 31, 2015		September 30, 2015
Restricted Shares	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted shares, beginning of fiscal year	80,446	$18.18	—	$—
Granted	91,896	30.73	81,419	18.18
Vested and issued	(24,918)	18.00	—	—
Forfeited	(279)	18.00	(973)	18.00
Canceled	—	—	—	—
Restricted shares, end of period	147,145	$26.05	80,446	$18.18

Vested, but not issuable at end of period	24,480	$26.14	12,221	$18.00

Performance Shares
Performance shares, beginning of fiscal year	211,026	$18.00	—	$—
Granted	43,371	30.78	221,294	18.00
Vested and issued	(55)	18.00	—	—
Forfeited	(1,847)	18.00	(10,268)	18.00
Canceled	—	—	—	—
Performance shares, end of period	252,495	$20.20	211,026	$18.00
The number of performance shares granted is reflected in the above table at the 100% target performance level. The actual performance-based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 150% of the target amount. The outstanding number of performance shares reflected in the table represents the number of shares expected to be awarded based on estimated achievement of the goals as of year end. However, at December 31, 2015, the maximum number of performance-based shares that could be issued if performance is attained at 150% of target based on the grants made to date was approximately 378,743 shares.
As of December 31, 2015, there was $5.4 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.9 years. The fair value of the vested, but not issued stock awards at December 31, 2015, was $0.7 million.
15. Fair Value Measurements
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
Interest Rate Swaps and Loans
Interest rate swaps are valued by the Company's Swap Dealers using LIBOR rates. The fair value of loans accounted for under the fair value option represents the net carrying value of the loan, plus the equal and opposite amount of the value of the swap needed to hedge the interest rate risk and an adjustment for credit risk based on our assessment of existing market conditions for the specific portfolio of loans. This is used due to the strict prepayment penalties put in the loan terms to cover the cost of exiting the hedge of the loans in the case of early prepayment or termination. The adjustment for credit risk on loans accounted for under the fair value option is not significant to the overall fair value of the loans. The fair values estimated by the Company's Swap Dealers use interest rates that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The Company is required to post cash collateral to swap counterparties for interest rate derivative contracts that are in a liability position, thus a credit risk adjustment on interest rate swaps is not warranted.
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and September 30, 2015 (in thousands):

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2015
U.S. Treasury securities	$252,141	$252,141	$—	$—
U.S. Agency securities	74,022	74,022	—	—
Mortgage-backed securities	983,913	—	983,913	—
States and political subdivision securities	1,473	—	15	1,458
Corporate debt securities	5,014	—	5,014	—
Other	1,042	—	1,042	—
Securities available for sale	$1,317,605	$326,163	$989,984	$1,458
Derivatives-assets	$24	$—	$24	$—
Derivatives-liabilities	38,428	—	38,428	—
Fair value loans and written loan commitments	1,124,955	—	1,124,955	—

	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2015
U.S. Treasury securities	$254,797	$254,797	$—	$—
U.S. Agency securities	75,055	75,055	—	—
Mortgage-backed securities	989,600	—	989,600	—
States and political subdivision securities	1,850	—	15	1,835
Corporate debt securities	4,983	—	4,983	—
Other	1,042	—	1,042	—
Securities available for sale	$1,327,327	$329,852	$995,640	$1,835
Derivatives-assets	$95	$—	$95	$—
Derivatives-liabilities	53,613	—	53,613	—
Fair value loans and written loan commitments	1,118,687	—	1,118,687	—
The following table presents the changes in Level 3 financial instruments for the three months ended December 31, 2015 and 2014 (in thousands):

Other Securities Available for Sale
Balance as of September 30, 2015	$1,835
Principal paydown	(77)
Realized loss on securities	(300)
Balance as of December 31, 2015	$1,458

Balance as of September 30, 2014	$2,029
Principal paydown	(71)
Balance as of December 31, 2014	$1,958
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and September 30, 2015 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2015
Other real estate owned	$496	$—	$—	$496
Impaired loans	183,884	—	—	183,884
Loans held for sale, at lower of cost or fair value	11,407	—	11,407	—

As of September 30, 2015
Other real estate owned	$8,826	$—	$—	$8,826
Impaired loans	153,318	—	—	153,318
Loans held for sale, at lower of cost or fair value	9,867	—	9,867	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at December 31, 2015 were as follows (in thousands):

Financial Instrument	Fair Value of Assets / (Liabilities) at December 31, 2015	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Other real estate owned	$496	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	$183,884	Appraisal value	Property specific adjustment	N/A	N/A
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
Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for balance sheet instruments as of December 31, 2015 and September 30, 2015, are as follows (in thousands):

		December 31, 2015		September 30, 2015
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	Level 1	$212,710	$212,710	$237,770	$237,770
Loans, net excluding fair valued loans and loans held for sale	Level 3	6,333,171	6,309,065	6,139,444	6,120,262
Accrued interest receivable	Level 2	41,936	41,936	44,077	44,077
Federal Home Loan Bank stock	Level 2	32,261	32,261	35,745	35,745

Liabilities
Deposits	Level 2	$7,662,618	$7,661,236	$7,387,065	$7,385,894
FHLB advances and other borrowings	Level 2	451,000	378,838	581,000	584,261
Securities sold under repurchase agreements	Level 2	187,871	187,871	185,271	185,271
Accrued interest payable	Level 2	4,441	4,441	4,006	4,006
Subordinated debentures and subordinated notes payable	Level 2	90,746	90,823	90,727	91,305

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
Deposits: The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand. The fair value of interest-bearing time deposits is based on the discounted value of contractual cash flows of such deposits, taking into account the option for early withdrawal. The discount rate is estimated using the rates offered by the Company, at the respective measurement dates, for deposits of similar maturities. Deposits have been categorized as a Level 2 fair value measurement.
FHLB advances and other borrowings: The fair value of FHLB advances and other borrowings is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements. In the absence of a reasonably precise methodology to determine the fair value of the credit agreement, carrying value has been used to represent fair value. FHLB advances and other borrowings have been categorized as a Level 2 fair value measurement.
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
Subordinated Debentures and Subordinated Notes Payable: The fair value of subordinated debentures and subordinated notes payable is estimated using discounted cash flow analysis, based on current incremental debt rates. Subordinated debentures and subordinated notes payable have been categorized as a Level 2 fair value measurement.
16. Earnings per Share
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

The following information was used in the computation of basic earnings per share (EPS) for the three months ended December 31, 2015 and 2014 (in thousands except share data).

	Three Months Ended December 31,
	2015	2014
Net income	$30,461	$26,697

Weighted average common shares outstanding	55,253,712	57,895,783
Dilutive effect of stock based compensation	139,740	—
Weighted average common shares outstanding for diluted earnings per share calculation	55,393,452	57,895,783

Basic earnings per share	$0.55	$0.46
Diluted earnings per share	$0.55	$0.46
The Company had 176,029 and 219,534 shares of unvested performance stock as of December 31, 2015 and 2014, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 74,789 and 0 shares of anti-dilutive stock awards outstanding as of December 31, 2015 and 2014, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The historical consolidated financial data discussed below reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, previously filed with the SEC. In addition to historical financial data, this discussion includes certain forward-looking statements regarding events and trends that may affect our future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. See “Cautionary Note Regarding Forward-Looking Statements.” For a more complete discussion of the factors that could affect our future results, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
Any discrepancies included in this filing between totals and the sums of percentages and dollar amounts presented, or between rounded dollar amounts, are due to rounding.
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended December 31, 2015 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended December 31, 2014.

Tax Equivalent Presentation
All references to net interest income, net interest margin, interest income on loans other than loans acquired with deteriorated credit quality, yield on loans acquired with deteriorated credit quality and the related non-GAAP adjusted measure of each item are presented on a fully-tax equivalent basis unless otherwise noted.
Overview
We are a full-service regional bank holding company focused on relationship-based business and agribusiness banking. We serve our customers through 158 branches in attractive markets in seven states: South Dakota, Iowa, Nebraska, Colorado, Arizona, Kansas and Missouri. On January 30, 2016, we closed 3 branch locations within our banking footprint. We do not believe this will have a material impact on our customers or business as a whole.
Our bank was established 80 years ago and we have achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. By leveraging our business and agribusiness focus, presence in attractive markets, highly efficient operating model and robust approach to risk management, we have achieved significant and profitable growth—both organically and through disciplined acquisitions. We provide financial results based on a fiscal year ending September 30 as a single reportable segment.
The principal sources of our revenues and cash flows are: (i) interest and fees earned on loans made or held by our bank; (ii)
interest on fixed income investments held by our bank; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at our bank; (v) gain on the sale of loans held for sale; and (vi) merchant and card fees. Our principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining our bank's loan and deposit functions; (iv) occupancy expenses for maintaining our bank's facilities; (v) professional fees; (vi) communications; (vii) advertising; (viii) FDIC insurance assessments; and (ix) other real estate owned expenses. The largest component contributing to our net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings). One of management's principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

Net income was $30.5 million for the first quarter of fiscal year 2016, an increase of $3.8 million, or 14.1%, compared to the first quarter of fiscal year 2015. The increase was driven by higher loan interest income attributable to loan growth and lower deposit interest expense resulting from a lower cost of deposits.

Our efficiency ratio remained strong during the quarter at 45.1%, lower than the previous quarter due to an increase in total revenue and a decline in noninterest expense. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Net interest margin was 3.98%, 3.98% and 3.91%, respectively, for the quarters ended December 31, 2015, September 30, 2015 and December 31, 2014. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.73%, 3.72% and 3.67%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin remained relatively stable in comparison to the fourth quarter of fiscal year 2015 and increased 7 and 6 basis points, respectively, in comparison to the first quarter of fiscal year 2015. Lower-yielding cash comprised 5.2% of average total interest earning assets for the first quarter of fiscal year 2015, primarily as a result of the Company's former parent holding the proceeds from the October 2014 initial public offering on deposit in Great Western Bank for the majority of the December 2014 quarter. The mix of interest-earning assets normalized to include only 1.2% cash and due from banks in the current quarter and, in addition to a 3 basis point decrease in cost of deposits, contributed to the increase in net interest margin and adjusted net interest margin. On a sequential quarter basis, the yield on total loans and the cost of deposits remained steady at 4.85% and 0.30%, respectively, while yield on investment securities increased by 6 basis points and cost of borrowings increased by 20 basis points. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Net income for the quarter represents earnings per common share of $0.55, compared to $0.46 in the first quarter of fiscal year 2015. On January 27, 2016, our board of directors declared a dividend of $0.14 per common share payable on February 23, 2016 to owners of record as of the close of business on February 11, 2016.
During the quarter we experienced both loan and deposit growth. Total loans increased $205.5 million or 2.8% during the quarter to $7.53 billion at December 31, 2015 from $7.33 billion at September 30, 2015. Growth was again focused in the agriculture and commercial real estate ("CRE") segments of the portfolio. Consistent with prior years, a portion of the growth in agriculture loan balances at the end of the calendar year represents certain customers' tax planning strategies and we anticipate repayment in the first calendar quarter of 2016. Deposits increased to $7.66 billion at December 31, 2015 from $7.39 billion at September 30, 2015, an increase of $275.6 million or 3.7%. The growth occurred within our business and consumer deposits (non-interest and interest-bearing), savings and money market accounts, partially offset by a continued decline in higher cost time deposits.
At December 31, 2015, nonaccrual loans, including loans acquired with deteriorated credit quality, were $54.4 million, with $4.9 million of the balance covered by FDIC loss-sharing arrangements. Total nonaccrual loans decreased by $13.9 million, or 20.4%, during the quarter, while FDIC covered nonaccrual loans decreased by $0.4 million, or 8.4%. The decrease in nonaccrual loans is primarily due to one significant payoff in the commercial non-real estate portfolio of $7.2 million and partial payments totaling $6.7 million within the agriculture portfolio. At December 31, 2015, the OREO balance was $15.5 million which was a decline of $0.4 million, or 2.4%, from September 30, 2015.
Loans on "Watch" status were $298.6 million at December 31, 2015, a decrease of $11.8 million, or 3.8%, compared to
September 30, 2015, while loans on "Substandard" status increased by $46.3 million, or 25.2%, to $229.9 million. Agriculture
Substandard loans increased by $46.7 million and CRE Substandard loans increased by $14.9 million, partially offset by a $15.4 million decrease in commercial non-real estate ("C&I") loans. The increase in Substandard loans is primarily comprised of a small number of larger credits, which in most instances represents the progression of assets that generated elevated Watch loans in fiscal year 2015, through the workout process. Management continues to believe that strong secondary sources of payment exist for the majority of Substandard loans, providing additional safeguards in the event that customers' operating cash flows cease to cover debt service obligations.

Net charge-offs for the first quarter of fiscal year 2016 were negligible, comprised of $0.8 million of recoveries and $0.7 million of charge-offs. For the comparable period in fiscal year 2015, a net recovery of $1.0 million was recognized. The ratio of ALLL to total loans was 0.81% at December 31, 2015, up from 0.78% at September 30, 2015 and 0.74% at December 31, 2014. Both the specific and general portions of the ALLL increased during the quarter with a portion of the growth in the general ALLL attributable to net loan growth.

Our capital position is strong and stable, with Tier 1 capital, total capital and Tier 1 leverage ratios of 10.9%, 12.2% and 9.4%, respectively, at December 31, 2015, compared to 10.9%, 12.1% and 9.1%, respectively, at September 30, 2015. In addition, our

Common Equity Tier 1 ratio was 10.2% at December 31, 2015 and 10.1% at September 30, 2015. Our tangible common equity to tangible assets ratio was 8.3% at December 31, 2015 and at September 30, 2015. For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Key Factors Affecting Our Business and Financial Statements
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, our business and results of operations are impacted by several key factors, including economic conditions, interest rates, asset quality and loss-sharing arrangements, banking laws and regulations, competition, our operational efficiency, goodwill and amortization of other intangible assets and accounting for loans and interest rate swaps at fair value.  There have been no material changes to these factors for the three months ended December 31, 2015.

Results of Operations—Three Month Periods Ended December 31, 2015 and 2014

Overview
The following table highlights certain key financial and performance information for the three month periods ended December 31, 2015 and 2014:

	For the three months ended December 31,
	2015	2014
	(dollars in thousands, except per share amounts)
Operating Data:
Interest and dividend income (FTE)	$95,310	$92,082
Interest expense	7,527	7,669
Noninterest income	8,644	7,900
Noninterest expense	44,220	47,091
Provision for loan losses	3,889	3,319
Net income	30,461	26,697
Earnings per common share	$0.55	$0.46

Performance Ratios:
Net interest margin (FTE)	3.98%	3.91%
Adjusted net interest margin (FTE)(1)	3.73%	3.67%
Return on average total assets	1.23%	1.10%
Return on average common equity	8.3%	7.4%
Return on average tangible common equity(1)	16.2%	15.8%
Efficiency ratio(1)	45.1%	48.5%

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

Net Interest Income
The following table presents net interest income, net interest margin and adjusted net interest margin for the three month periods ended December 31, 2015 and 2014:

	For the three months ended December 31,
	2015	2014
	(dollars in thousands)
Net interest income:
Total interest and dividend income (FTE)	$95,310	$92,082
Less: Total interest expense	7,527	7,669
Net interest income (FTE)	87,783	84,413
Less: Provision for loan losses	3,889	3,319
Net interest income after provision for loan losses (FTE)	$83,894	$81,094

Net interest margin (FTE) and adjusted net interest margin (FTE):
Average interest-earning assets	$8,764,649	$8,556,688
Average interest-bearing liabilities	$8,249,058	$8,157,697
Net interest margin (FTE)	3.98%	3.91%
Adjusted net interest margin (FTE)(1)	3.73%	3.67%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

Net interest income was $87.8 million for the first quarter of fiscal year 2016 compared to $84.4 million for the same quarter in fiscal year 2015, an increase of 4.0%. The increase was driven by higher loan interest income attributable to loan growth and lower deposit interest expense resulting from a lower costs of deposits. Net interest margin was 3.98% for the first quarter of fiscal year 2016, compared with 3.91% for the same period in fiscal year 2015. Adjusted net interest margin was 3.73% and 3.67%, respectively, for the same periods. Net interest margin and adjusted net interest margin were 7 and 6 basis points higher, respectively, compared to the same quarter of fiscal year 2015, primarily as a result of a 3 basis point decrease in cost of deposits and a change in asset mix away from lower-yielding cash. On a sequential quarter basis, the yield on total loans and the cost of deposits remained stable at 4.85% and 0.30%, respectively, while yield on investment securities increased by 6 basis points and cost of borrowings increased by 20 basis points, contributing to a 1 basis point increase in adjusted net interest margin and a stable net interest margin. For more information on our adjusted net interest margin and adjusted net interest income, including a reconciliation of each to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
The following table presents the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three month periods. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $641.4 million at December 31, 2015 and $494.3 million at December 31, 2014, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected below has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. Loans acquired with deteriorated credit quality represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Loans other than loans acquired with deteriorated credit quality represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	For the three months ended
	December 31, 2015			December 31, 2014
	Average Balance	Interest (FTE)	Yield / Cost[1]	Average Balance	Interest (FTE)	Yield / Cost[1]
Assets
Cash and due from banks	$101,034	$75	0.30%	$442,902	$284	0.25%
Investment securities	1,366,356	6,212	1.81%	1,336,235	5,950	1.77%
Loans, other than loans acquired with deteriorated credit quality, net (2)	7,193,143	87,393	4.83%	6,626,507	82,876	4.96%
Loans acquired with deteriorated credit quality, net	104,116	1,630	6.23%	151,044	2,972	7.81%
Loans, net	7,297,259	89,023	4.85%	6,777,551	85,848	5.03%
Total interest-earning assets	8,764,649	95,310	4.33%	8,556,688	92,082	4.27%
Noninterest-earning assets	1,048,032			1,109,386
Total assets	$9,812,681	$95,310	3.86%	$9,666,074	$92,082	3.78%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,390,952			$1,492,262
NOW, MMDA and savings deposits	4,757,432	$3,372	0.28%	4,149,871	$2,651	0.25%
CDs	1,351,110	2,293	0.68%	1,683,865	3,364	0.79%
Total deposits	7,499,494	5,665	0.30%	7,325,998	6,015	0.33%
Securities sold under agreements to repurchase	177,063	139	0.31%	167,835	146	0.35%
FHLB advances and other borrowings	481,762	916	0.76%	566,486	946	0.66%
Related party notes payable	—	—	—%	41,295	232	2.23%
Subordinated debentures and subordinated notes payable	90,739	807	3.54%	56,083	330	2.33%
Total borrowings	749,564	1,862	0.99%	831,699	1,654	0.79%
Total interest-bearing liabilities	8,249,058	$7,527	0.36%	8,157,697	$7,669	0.37%
Noninterest-bearing liabilities	99,173			74,540
Stockholders' equity	1,464,450			1,433,837
Total liabilities and stockholders' equity	$9,812,681			$9,666,074
Net interest spread			3.50%			3.41%
Net interest income and net interest margin (FTE)		$87,783	3.98%		$84,413	3.91%
Less: Tax equivalent adjustment		$1,826			$1,504
Net interest income and net interest margin - ties to Consolidated Statements of Comprehensive Income		$85,957	3.90%		$82,909	3.84%

[1] Annualized for all partial-year periods.
[2] Interest income includes $0.0 million and $0.1 million for the first quarter of fiscal year 2016 and 2015, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

Interest and Dividend Income

The following table presents interest and dividend income for the three month periods ended December 31, 2015 and 2014:

	Three months ended December 31,
	2015	2014
	(dollars in thousands)
Interest and dividend income:
Loans (FTE)	$89,023	$85,848
Taxable securities	5,987	5,687
Nontaxable securities	12	13
Dividends on securities	213	250
Federal funds sold and other	75	284
Total interest and dividend income (FTE)	95,310	92,082
Tax equivalent adjustment	1,826	1,504
Total interest and dividend income (GAAP)	$93,484	$90,578
Total interest and dividend income consists primarily of interest income on loans and interest and dividend income on our investment portfolio. Total interest and dividend income was $95.3 million for the first quarter of fiscal year 2016, compared to $92.1 million for the same period of fiscal year 2015, an increase of 3.5%. Significant components of interest and dividend income are described in further detail below.
Loans. Interest income on all loans increased to $89.0 million in first quarter of fiscal year 2016 from $85.8 million in the first quarter of fiscal year 2015, an increase of 3.7% between the two periods. Growth was again focused in the agriculture ($107.8 million or 5.8% growth) and CRE ($116.3 million or 4.1% growth) segments of the portfolio. Interest income on loans acquired with deteriorated credit quality decreased $1.3 million between the two periods, primarily driven by lower loan balances within the portfolio.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on loans, other than loans acquired with deteriorated credit quality, was 4.83% for the first quarter of fiscal year 2016, a decrease of 13 basis points compared to 4.96% for the same period in fiscal year 2015. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on loans, other than loans acquired with deteriorated credit quality, was 4.52% for the current quarter, a 13 basis point decrease compared to the first quarter of fiscal year 2015. These decreases continue to be attributable to the competitive interest rate environment for high quality commercial and agricultural credits across our footprint and a prolonged rate cycle with very low short-term rates.
Average net loan balances for the first quarter of fiscal year 2016 were $7.30 billion, representing a 7.7% increase compared to the same period in fiscal year 2015. The growth was focused in the CRE and agribusiness segments of the portfolio. The average duration, net of interest rate swaps, of the loan portfolio was a relatively short 1.0 years as of December 31, 2015. Approximately 49%, or $3.68 billion, of the portfolio is comprised of fixed rate loans, of which $1.12 billion of loans are fixed rate loans with an original term of 5 years or greater which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. Of the remaining floating rate loans in the portfolio, approximately 65% are indexed to Wall Street Journal Prime, 17% to 5-year Treasuries and the balance to various other indices. These loans have an average interest rate floor 83 bps above market rates.
Loan-related fee income of $2.5 million is included in interest income for the first quarter of fiscal year 2016 compared to $2.3 million for the same period in fiscal year 2015. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $1.0 million and $2.5 million for the first quarter of fiscal years 2016 and 2015, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.35 billion as of December 31, 2015. Interest and dividend income on investments includes income earned on investment securities and FHLB stock. Interest and dividend income on investments increased to $6.2 million, or 4.4%, in the first quarter of fiscal year 2016 from $6.0 million in the first quarter of fiscal year 2015, driven by an increase in average balances and a yield increase from 1.77% to 1.81% over the same period.
The weighted average life of the portfolio was 3.5 years and 3.1 years at December 31, 2015 and September 30, 2015, respectively. Average investments represented 15.6% of total average interest-earning assets for first quarters of fiscal years 2016 and 2015.
Interest Expense
The following table presents interest expense for the three month periods ended December 31, 2015 and 2014:

	Three months ended December 31,
	2015	2014
	(dollars in thousands)
Interest expense:
Deposits	$5,665	$6,015
Securities sold under agreements to repurchase	139	146
FHLB advances and other borrowings	916	946
Related party notes payable	—	232
Subordinated debentures and subordinated notes payable	807	330
Total interest expense	$7,527	$7,669
Total interest expense decreased to $7.5 million in the first quarter of fiscal year 2016 from $7.7 million in the same quarter in fiscal year 2015, a decrease of 1.9%, mostly due to a 3 basis point decrease in cost of deposits. The average cost of total interest-bearing liabilities was 0.36% for the first quarter of fiscal year 2016, compared to 0.37% for the same period in fiscal year 2015. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of checking accounts, MMDAs, NOW accounts, savings accounts and CDs, was $5.7 million in the first quarter of fiscal year 2016 compared with $6.0 million in the first quarter of fiscal year 2015, a decrease of $0.3 million, or 5.8%. Average deposit balances were $7.50 billion and $7.33 billion, respectively, for the same periods. The cost of deposits improved to 0.30% in the first quarter of fiscal year 2016 from 0.33% in the comparable quarter.
Average non-interest-bearing demand account balances comprised 18.5% of average total deposits for the current quarter, compared with 20.4% for the comparable quarter. Total average other liquid accounts, consisting of money market and savings accounts, continued to increase to 63.4% of total average deposits for the current quarter, compared to 56.6% of total average deposits for the comparable quarter, while CD accounts represented 18.1% of average total deposits in the current quarter, compared to 23.0% in the comparable quarter. These trends in the composition of our deposit portfolio represent a continuation of our strategy over the last four fiscal years to move away from more costly CD accounts toward more cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature. This transition, as well as continued low benchmark interest rates, have driven a significant decrease in our cost of deposits over that time frame.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $0.9 million for the first quarters of fiscal year 2016 and 2015, reflecting a weighted average cost of 0.76% and 0.66%, respectively. Our average balance for FHLB advances and other borrowings decreased to $481.8 million in the current quarter compared to $566.5 million in the comparable quarter. The amount of FHLB advances outstanding has decreased due to excess funds created by a higher deposit base. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 5.8% for the current quarter compared to 6.9% for the comparable quarter. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. Our total outstanding FHLB advances were $451.0 million at December 31, 2015 compared to $581.0 million at September 30, 2015. The weighted average contractual rate paid on our FHLB advances was 0.88% at December 31, 2015 and 0.61% at September 30, 2015. The average tenor of our FHLB advances was 42 months and 60 months at December 31, 2015 and September 30, 2015, respectively.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At December 31, 2015, we had pledged $2.29 billion of loans to the FHLB, against which we had borrowed $451.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding subordinated debentures was $0.8 million in first quarter of fiscal year 2016 and $0.3 million in the comparable quarter in fiscal year 2015. At December 31, 2015, the weighted average contractual rate on outstanding subordinated notes was 4.88% compared to 2.39% at September 30, 2015. The increase in interest expense and weighted average contractual rate was due to the payoff of the NAB subordinated debentures which had a lower interest rate than the new private placement subordinated debentures issued in the fourth quarter of fiscal year 2015.
Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase represent retail repurchase agreements with customers represent a small portion of our overall funding profile. The interest expense associated with these two classes of liabilities remained largely consistent between the current quarter and comparable quarter.
Rate and Volume Variances
Net interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets and average interest-bearing liabilities. Rate changes result from increases or decreases in the yields earned on assets or the rates paid on liabilities.
The following table presents the current and comparable quarter and a summary of the changes in interest income and interest expense on a tax equivalent basis resulting from changes in the volume of average asset and liability balances and changes in the average yields or rates compared with the preceding fiscal year. If significant, the change in interest income or interest expense due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance. The table illustrates the continued benefit of balance sheet growth, mainly within loans funded by cost-effective deposit growth, partially offset by a reduction in net interest margin most pronounced in loan yield.

	Current Quarter vs Comparable Quarter
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and due from banks	$(248)	$39	$(209)
Investment securities	136	126	262
Loans, other than acquired with deteriorated credit quality	6,935	(2,418)	4,517
Loans, acquired with deteriorated credit quality	(810)	(532)	(1,342)
Loans	6,125	(2,950)	3,175
Total increase (decrease)	6,013	(2,785)	3,228
Increase (decrease) in interest expense:
NOW, MMDA & savings deposits	412	309	721
CDs	(608)	(463)	(1,071)
Securities sold under agreements to repurchase	8	(15)	(7)
FHLB advances and other borrowings	(152)	122	(30)
Related party notes payable	(232)	0	(232)
Subordinated debentures and subordinated notes payable	261	216	477
Total increase (decrease)	(311)	169	(142)
Increase (decrease) in net interest income (FTE)	$6,324	$(2,954)	$3,370

Provision for Loan Losses

We recognized provision for loan losses of $3.9 million for the first quarter of fiscal year 2016 compared to a provision for loan losses of $3.3 million for the comparable period in fiscal year 2015, an increase of $0.6 million between the periods. Both the specific and general portions of the ALLL increased during the quarter. The specific reserve increase was isolated to a small number of relationships, while the general reserve increase is mostly attributable to net loan growth. All loans acquired with deteriorated credit quality for which we recognized improvements or impairments in the periods presented are covered by FDIC loss-sharing arrangements. We did not record any meaningful provision for loans covered by FDIC loss-sharing arrangements related to loans other than loans acquired with deteriorated credit quality in any of the periods presented.

	Three months ended December 31,
	2015	2014
	(dollars in thousands)
Provision for loan losses, core *	$4,086	$3,639
Provision for loan losses, loans acquired with deteriorated credit quality	(197)	(320)
Provision for loan losses, total	$3,889	$3,319

* As presented above, the core loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.

Total Credit-Related Charges

We recognized other credit-related charges during the quarter that were lower in the current fiscal quarter compared to the same quarter in fiscal year 2015. We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and comparable quarter, is helpful to understanding the overall impact on our quarterly results of operations. Net OREO charges include OREO operating costs, valuation adjustments and (loss) gain on sale of OREO properties, each of which entered OREO as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the Fair Value Option; these amounts reflect expected credit losses in the portfolio.

		For the three months ended:
Item	Included within F/S Line Item(s):	December 31, 2015	December 31, 2014
		(Dollars in thousands)
Provision for loan losses	Provision for loan losses	$3,889	$3,319
Net OREO charges	Net loss (gain) on repossessed property and other related expenses	(110)	1,846
Recovery of interest income on nonaccrual loans	Interest income on loans	(140)	(162)
Loan fair value adjustment related to credit	Net increase (decrease) in fair value of loans at fair value	(189)	2,223
Total		$3,450	$7,226

Noninterest Income
The following table presents noninterest income for the three month periods ended December 31, 2015 and 2014:

	Three months ended December 31,
	2015	2014
	(dollars in thousands)
Non-interest income:
Service charges and other fees	$10,467	$10,398
Wealth management fees	1,612	1,957
Net gain on sale of loans	1,270	1,544
Net gain (loss) on sale of securities	(354)	51
Other	1,111	1,455
Subtotal, product and service fees	14,106	15,405
Net increase (decrease) in fair value of loans at fair value	(14,901)	17,100
Net realized and unrealized gain (loss) on derivatives	9,439	(24,605)
Subtotal, loans at fair value and related derivatives	(5,462)	(7,505)
Total noninterest income	$8,644	$7,900
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

Noninterest income was $8.6 million for the first quarter of fiscal year 2016, compared to $7.9 million for the comparable period in fiscal year 2015, an increase of $0.7 million or 9.4%. This increase was mostly driven by a net $2.0 million improvement in our loans held at fair value and related derivatives, offset by a $1.3 million reduction in product and service fees compared to the same period in fiscal year 2015.
Product and Service Fees. We recognized $14.1 million of noninterest income related to product and service fees in the first quarter of fiscal year 2016, a decrease of $1.3 million, or 8.4%, compared to the same period in fiscal year 2015. The decrease was spread across the major categories of non-interest income, consisting of a $0.4 million increase in loss on sale of securities and $0.3 million decrease in each of the following: wealth management fees, net gain on sale of loans and other income.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the first quarter of fiscal year 2016, these items accounted for $(5.5) million of noninterest income compared to $(7.5) million for the same period in fiscal year 2015. The change was driven by a net $2.0 million improvement in our loans held at fair value related to credit risk and movements in interest rates. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans; we present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.
Noninterest Expense
The following table presents noninterest expense for the three month periods ended December 31, 2015 and 2014:

	Three months ended December 31,
	2015	2014
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$25,296	$24,088
Data processing	5,246	4,828
Occupancy expenses	3,591	4,024
Professional fees	3,108	3,572
Communication expenses	934	1,173
Advertising	920	728
Equipment expense	904	956
Net (gain) loss recognized on repossessed property and other related expenses	(110)	1,846
Amortization of core deposits and other intangibles	709	2,313
Other	3,622	3,563
Total noninterest expense	$44,220	$47,091
Our noninterest expense consists primarily of salaries and employee benefits, data processing, occupancy expenses, professional fees, communication expenses and advertising. Noninterest expense was $44.2 million in the first quarter of fiscal year 2016 compared to $47.1 million for the same period in fiscal year 2015, a decrease of 6.1% or $2.9 million. Adjusted for the amortization of intangible assets, our tangible noninterest expenses were $43.5 million in the first quarter of fiscal year 2016, a 2.8% decrease compared to the same period in fiscal year 2015. The decrease in noninterest expense was primarily driven by a $2.0 million reduction in OREO costs and a $1.6 million reduction in amortization of intangible assets, partially offset by a $1.2 million increase in salaries and employee benefits and a $0.4 million increase in data processing. Our efficiency ratio was 45.1% and 48.5%, respectively, for the three month periods ending December 31, 2015 and 2014. For more information on our tangible noninterest expense and efficiency ratio, including a reconciliation of each to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" below.

Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $16.0 million for the first quarter of fiscal year 2016 represents an effective tax rate of 34.5%, compared to a provision of $13.7 million or an effective tax rate of 33.9% for the comparable period.
Return on Assets and Equity
The table below presents our return on average total assets, return on average common equity, average common equity to average assets ratio and net income per average common share at and for the dates presented:

	At and for the three months ended December 31,
	2015	2014
Return on average total assets	1.23%	1.10%
Return on average common equity	8.3%	7.4%
Average common equity to average assets ratio	14.9%	14.8%
Net income per average common share(1)	$0.55	$0.46

(1) Net income per average common share for the three months ended December 31, 2014 is calculated using the 57,886,114 shares outstanding after the stock split we effected on October 17, 2014 for purposes of comparability. We have calculated that the amount of share dilution during the current quarter was marginal and, as such, diluted EPS equals EPS for all periods presented.

Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated:

	As of
	December 31, 2015	September 30, 2015
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$9,957,215	$9,798,654
Loans(1)	7,530,660	7,325,198
Allowance for loan losses	61,128	57,200
Deposits	7,662,618	7,387,065
Stockholders' equity	1,475,516	1,459,346
Tangible common equity(2)	$771,299	$754,420
Tier 1 capital ratio	10.9%	10.9%
Total capital ratio	12.2%	12.1%
Tier 1 leverage ratio	9.4%	9.1%
Tangible common equity / tangible assets(2)	8.3%	8.3%
Nonaccrual loans / total loans	0.72%	0.93%
Net charge-offs / average total loans(3)	0.00%	0.13%
Allowance for loan losses / total loans	0.81%	0.78%

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

(3) Annualized for partial-year periods, except for September 30, 2015, which was for the twelve month period.
Our total assets were $9.96 billion at December 31, 2015, compared with $9.80 billion at September 30, 2015. The increase in total assets during the quarter was principally attributable to organic loan growth, partially offset by reductions in cash and due from banks, the investment portfolio and other intangibles. At December 31, 2015, loans as shown above were $7.53 billion, an increase of $205.5 million, or 2.8%, from $7.33 billion at September 30, 2015. This growth was primarily driven by targeted growth in agricultural and commercial lending. In our most recent quarter, total deposits grew 3.7% to $7.66 billion. The growth occurred in both interest bearing and non-interest bearing deposits.

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated:

	December 31, 2015	September 30, 2015
	(dollars in thousands)
Unpaid principal balance:
Commercial non-real estate(1)
Loans, other than loans acquired with deteriorated credit quality	$1,584,217	$1,608,069
Loans acquired with deteriorated credit quality	2,284	2,759
Total	1,586,501	1,610,828
Agriculture(1)
Loans, other than loans acquired with deteriorated credit quality	1,967,769	1,859,927
Loans acquired with deteriorated credit quality	1,500	1,538
Total	1,969,269	1,861,465
Commercial real estate (1)
Loans, other than loans acquired with deteriorated credit quality	2,942,182	2,825,038
Loans acquired with deteriorated credit quality	19,858	20,710
Total	2,962,040	2,845,748
Residential real estate
Loans, other than loans acquired with deteriorated credit quality	849,937	839,639
Loans acquired with deteriorated credit quality	77,201	82,188
Total	927,138	921,827
Consumer
Loans, other than loans acquired with deteriorated credit quality	68,629	71,777
Loans acquired with deteriorated credit quality	1,158	1,272
Total	69,787	73,049
Other lending
Loans, other than loans acquired with deteriorated credit quality	40,719	38,371
Loans acquired with deteriorated credit quality	—	—
Total	40,719	38,371
Total loans, other than loans acquired with deteriorated credit quality	7,453,453	7,242,821
Total loans acquired with deteriorated credit quality	102,001	108,467
Total unpaid principal balance	7,555,454	7,351,288
Less: Unamortized discount on acquired loans	(18,057)	(19,264)
Less: Unearned net deferred fees and costs and loans in process	(6,737)	(6,826)
Total loans	7,530,660	7,325,198
Allowance for loan losses	(61,128)	(57,200)
Loans, net	$7,469,532	$7,267,998

 (1) Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

During the first quarter of fiscal year 2016, total loans grew by 2.8%, or $205.5 million. The growth was primarily focused in the agriculture and commercial real estate segments of the portfolio while the remaining portfolio remained generally stable.

The following table presents an analysis of the unpaid principal balance of our loan portfolio at December 31, 2015, by borrower and collateral type and by each of the four major geographic areas we use to manage our markets.

	December 31, 2015
	Nebraska	Iowa / Kansas / Missouri	South Dakota	Arizona / Colorado	Other(2)	Total	%
	(dollars in thousands)
Commercial non-real estate(1)	$312,091	$795,428	$253,571	$169,341	$56,070	$1,586,501	21.0%
Agriculture(1)	205,152	492,842	649,378	615,672	6,225	1,969,269	26.1%
Commercial real estate(1)	697,576	846,040	708,131	675,162	35,131	2,962,040	39.2%
Residential real estate	233,377	320,229	157,866	162,296	53,370	927,138	12.3%
Consumer	21,074	22,540	21,270	3,275	1,628	69,787	0.9%
Other lending	—	—	—	—	40,719	40,719	0.5%
Total	$1,469,270	$2,477,079	$1,790,216	$1,625,746	$193,143	$7,555,454	100%
% by location	19.4%	32.8%	23.7%	21.5%	2.6%	100%

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

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at December 31, 2015:

December 31, 2015
(dollars in thousands)
Commercial non-real estate	$1,586,501
Agriculture real estate	917,110
Agriculture operating loans	1,052,159
Agriculture	1,969,269
Construction and development	336,679
Owner-occupied CRE	1,081,617
Non-owner-occupied CRE	1,286,063
Multifamily residential real estate	257,681
Commercial real estate	2,962,040
Home equity lines of credit	347,301
Closed-end first lien	440,130
Closed-end junior lien	42,741
Residential construction	96,966
Residential real estate	927,138
Consumer	69,787
Other	40,719
Total unpaid principal balance	$7,555,454

Commercial Non-Real Estate. Commercial non-real estate, or business lending, represents one of our core competencies. We believe that providing a tailored range of integrated products and services, including lending, to small- and medium-enterprise customers is the business at which we excel and through which we can generate favorable returns for our stockholders. We offer a number of different products including working capital and other shorter-term lines of credit, fixed-rate loans over a wide range of terms including our tailored business loans, for which we enter into matching interest rate swaps that give us floating payments for all deals over five years, and variable-rate loans with varying terms. Management has assessed the commercial loan portfolio and our bank's direct exposure to energy-related borrowers is less than 1% of total loans.
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Bankers Association, at September 30, 2015, we were ranked the seventh-largest farm lender bank in the United States measured by total dollar volume of farm loans, and we take great pride in our knowledge of the agricultural industry across our footprint. We consider agriculture lending one of our core competencies. In 2011, agriculture loans comprised approximately 21% of our overall loan portfolio, compared to 26% as of December 31, 2015. We target a 20% to 30% portfolio composition for agriculture loans according to our risk appetite statement approved by our board of directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. While our borrowers have experienced lower commodity prices during calendar year 2015, there continues to be strong secondary sources of repayment for the agriculture loan portfolio.
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
The following table presents the maturity distribution of our loan portfolio as of December 31, 2015. The maturity dates were determined based on the contractual maturity date of the loan:

	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$636,671	$492,870	$456,960	$1,586,501
Agriculture	921,436	689,779	358,054	1,969,269
Commercial real estate	432,195	1,252,706	1,277,139	2,962,040
Residential real estate	151,229	405,731	370,178	927,138
Consumer	13,737	42,873	13,177	69,787
Other lending	40,719	—	—	40,719
Total	$2,195,987	$2,883,959	$2,475,508	$7,555,454

The following table presents the distribution, as of December 31, 2015, of our loans that were due after one year between fixed and variable interest rates:

	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$624,809	$325,021	$949,830
Agriculture	813,746	234,087	1,047,833
Commercial real estate	1,244,994	1,284,851	2,529,845
Residential real estate	197,312	578,597	775,909
Consumer	49,525	6,525	56,050
Total	$2,930,386	$2,429,081	$5,359,467

OREO
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. OREO assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the assets at an acceptable price in a timely manner. Our total OREO carrying value was $15.5 million as of December 31, 2015, a decrease of $0.4 million, or 2.45%, compared to September 30, 2015. The amount of OREO covered by FDIC loss-sharing arrangements was $0.1 million as of December 31, 2015 and September 30, 2015. The following table presents our OREO balances for the period indicated:

Three Months Ended December 31, 2015
(dollars in thousands)
Beginning balance	$15,892
Additions to OREO	555
Valuation adjustments and other	(110)
Sales	(834)
Ending balance	$15,503

Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated:

	December 31, 2015	September 30, 2015
	(dollars in thousands)
U.S. Treasury securities	$251,240	$250,986
U.S. Agency securities	74,446	74,412
Mortgage-backed securities:
Government National Mortgage Association	788,536	842,460
Federal National Mortgage Association	94,974	46,449
Small Business Assistance Program	109,449	101,415
States and political subdivision securities	1,472	1,849
Corporate debt securities	4,997	4,996
Other	1,006	1,006
	$1,326,120	$1,323,573
We have historically invested excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. Dating to the beginning of fiscal year 2011, the portfolio composition was heavily weighted toward Government National Mortgage Association ("GNMA") residential agency mortgage-backed securities. U.S. Treasury securities comprised 19.1% of the total market value of the portfolio as of December 31, 2015. Since September 30, 2015, the fair value of the portfolio has decreased by $9.7 million, or 0.7%.
The following tables present the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period at December 31, 2015. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	December 31, 2015
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return
	(dollars in thousands)
U.S. Treasury securities	$—	—%	$251,240	1.49%	$—	—%	$—	—%	$—	—%	$—	—%	$251,240	1.49%
U.S. Agency securities	74,446	1.78%	—	—%	—	—%	—	—%	—	—%	—	—%	74,446	1.78%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	992,959	1.92%	—	—%	992,959	1.92%
States and political subdivision securities	1,472	4.35%	—	—%	—	—%	—	—%	—	—%	—	—%	1,472	4.35%
Corporate debt securities	—	—%	4,997	2.01%	—	—%	—	—%	—	—%	—	—%	4,997	2.01%
Other	—	—%	—	—%	—	—%	—	—%		—%	1,006	—%	1,006	—%
Total	$75,918	1.83%	$256,237	1.50%	—	—%	$—	—%	$992,959	1.92%	$1,006	—%	$1,326,120	1.83%

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

	December 31, 2015	September 30, 2015
	(dollars in thousands)
Nonaccrual loans(1)
Commercial non-real estate
Loans covered by FDIC loss-sharing arrangements	$—	$0
Loans not covered by FDIC loss-sharing arrangements	7,375	14,287
Total	7,375	14,287
Agriculture
Loans covered by FDIC loss-sharing arrangements	—	—
Loans not covered by FDIC loss-sharing arrangements	18,127	24,569
Total	18,127	24,569
Commercial real estate
Loans covered by FDIC loss-sharing arrangements	—	0
Loans not covered by FDIC loss-sharing arrangements	16,855	16,870
Total	16,855	16,870
Residential real estate
Loans covered by FDIC loss-sharing arrangements	4,870	5,317
Loans not covered by FDIC loss-sharing arrangements	7,005	7,124
Total	11,875	12,441
Consumer
Loans covered by FDIC loss-sharing arrangements	—	—
Loans not covered by FDIC loss-sharing arrangements	119	122
Total	119	122
Other lending
Loans covered by FDIC loss-sharing arrangements	—	—
Loans not covered by FDIC loss-sharing arrangements	—	—
Total	—	—

Total nonaccrual loans covered by FDIC loss-sharing arrangements	4,870	5,317
Total nonaccrual loans not covered by FDIC loss-sharing arrangements	49,481	62,972
Total nonaccrual loans	54,351	68,289

OREO	15,503	15,892

Total nonperforming assets	69,854	84,181
Restructured performing loans	80,575	60,371

Total nonperforming and restructured assets	$150,429	$144,552

Accruing loans 90 days or more past due	$247	$58
Nonperforming restructured loans included in total nonaccrual loans	$11,553	$13,966
Nonaccretable difference outstanding related to loans acquired with deteriorated credit quality	$33,933	$36,843
Percent of total assets
Nonaccrual loans(1)
Loans not covered by FDIC loss-sharing arrangements	0.50%	0.64%
Total	0.55%	0.70%
OREO	0.16%	0.16%
Nonperforming assets(2)	0.70%	0.86%
Nonperforming and restructured assets(2)	1.51%	1.48%

(1) Includes nonperforming restructured loans
(2) Includes nonaccrual loans, which includes nonperforming restructured loans.
At December 31, 2015, our nonperforming assets were 0.70% of total assets, compared to 0.86% at September 30, 2015.
Excluding loans covered by FDIC loss-sharing arrangements, we had average nonaccrual loans (calculated as a two-point average) of $56.2 million outstanding during the first three months of fiscal year 2016. Based on the average loan portfolio yield for these loans for the quarter, we estimate that interest income would have been $0.7 million higher during this period had these loans been accruing. During the same period, the amount of net interest income that we recorded on these loans was immaterial.
Nonaccrual loans not covered by FDIC loss-sharing arrangements decreased by $13.5 million compared to September 30, 2015. The decrease was primarily due to a $7.2 million payoff in the commercial non-real estate portfolio and partial payments of $6.7 million within our agriculture portfolio.
Nonaccrual loans covered by FDIC loss-sharing arrangements continued to decline and are down $0.4 million since September 30, 2015, due to natural runoff through payment.
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
When we grant concessions to borrowers that we would not otherwise grant if not for the borrowers’ financial difficulties, such as reduced interest rates or extensions of loan periods, we consider these modifications troubled debt restructurings, or TDRs. The table below outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated:

	December 31, 2015	September 30, 2015
	(dollars in thousands)
Commercial non-real estate
Performing TDRs	$5,387	$8,928
Nonperforming TDRs	1,403	833
Total	6,790	9,761
Agriculture
Performing TDRs	41,392	20,041
Nonperforming TDRs	6,247	6,857
Total	47,639	26,898
Commercial real estate
Performing TDRs	33,260	30,917
Nonperforming TDRs	2,397	4,725
Total	35,657	35,642
Residential real estate
Performing TDRs	515	452
Nonperforming TDRs	1,495	1,547
Total	2,010	1,999
Consumer
Performing TDRs	21	33
Nonperforming TDRs	11	4
Total	32	37

Total performing TDRs	80,575	60,371
Total nonperforming TDRs	11,553	13,966

Total TDRs	$92,128	$74,337

We entered into loss-sharing arrangements with the FDIC related to certain assets (loans and OREO) acquired from TierOne Bank on June 4, 2010. We are generally indemnified by the FDIC at a rate of 80% for any future credit losses through June 4, 2020 for single-family real estate loans and OREO. Our commercial loss-sharing arrangement with the FDIC has expired. The table below presents nonaccrual loans, TDRs, and OREO covered by loss-sharing arrangements; a rollforward of the allowance for loan losses for loans covered by loss-sharing arrangements; a rollforward of allowance for loan losses for only those loans purchased with deteriorated credit quality covered by loss-sharing arrangements; and a rollforward of OREO covered by loss-sharing arrangements at and for the periods presented.

	At and for the three months ended December 31, 2015	At and for the fiscal year ended September 30, 2015
	(dollars in thousands)
Assets covered by FDIC loss-sharing arrangements
Nonaccrual loans(1)	$4,870	$5,317
TDRs	400	425
OREO	77	61
Allowance for loan losses, loans covered by FDIC loss-sharing arrangements
Balance at beginning of period	$1,625	$5,108
Additional impairment recorded	—	782
Recoupment of previously-recorded impairment	(97)	(1,701)
Charge-offs	—	—
Recoveries	—	—
Expiration of loss-sharing arrangement	—	(2,564)
Balance at end of period	$1,528	$1,625

OREO covered by FDIC loss-sharing arrangement
Balance at beginning of period	$61	$10,628
Additions to OREO	77	1,666
Valuation adjustments and other	(7)	(2,034)
Sales	(54)	(7,031)
Expiration of FDIC loss-sharing arrangement	—	(3,168)
Balance at end of period	$77	$61

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

The following table presents an analysis of our allowance for loan losses, including provisions for loan losses, charge-offs and recoveries, for the periods indicated:

	At and for the three months ended December 31, 2015	At and for the fiscal year ended September 30, 2015
	(dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$57,200	$47,518
Provision charged to expense	4,086	19,718
Impairment of loans acquired with deteriorated credit quality	(197)	(677)
Charge-offs:
Commercial non-real estate	(45)	(11,153)
Agriculture	(11)	(606)
Commercial real estate	(28)	(1,971)
Residential real estate	(196)	(238)
Consumer	(48)	(129)
Other lending	(400)	(1,617)
Total charge-offs	(728)	(15,714)

Recoveries:
Commercial non-real estate	404	3,407
Agriculture	47	131
Commercial real estate	83	1,339
Residential real estate	44	231
Consumer	25	104
Other lending	164	1,143
Total recoveries	767	6,355

Net loan recoveries (charge-offs)	39	(9,359)

Balance at end of period	$61,128	$57,200

Average total loans for the period(1)	$7,297,259	$7,019,151
Total loans at period end(1)	$7,530,660	$7,325,198
Ratios
Net charge-offs to average total loans(2)	0.00%	0.13%
Allowance for loan losses to:
Total loans	0.81%	0.78%
Nonaccruing loans(3)	143.35%	90.83%

(1) Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
(2) Annualized for partial-year periods
(3) Nonaccruing loans excludes loans covered by FDIC loss-sharing arrangements.

In the first three months of fiscal year 2016, net charge-offs were negligible, comprised of $0.7 million of charge-offs and $0.8 million of recoveries. For fiscal year 2015, net charge-offs were $9.4 million, or 0.13%, of average total loans.
At December 31, 2015, the allowance for loan losses was 0.81% of our total loan portfolio, a 3 basis point increase compared to 0.78% at September 30, 2015.

Additionally, a portion of our loans which are carried at fair value, totaling $1.12 billion at December 31, 2015 and September 30, 2015, respectively, have no associated allowance for loan losses, but rather have a fair value adjustment related to credit risk, which is reflected in noninterest income, thus driving the overall ratio of allowance for loan losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $5.6 million and $5.7 million at December 31, 2015 and September 30, 2015, respectively.
The following tables present management’s historical allocation of the allowance for loan losses by loan category, in both dollars and percentage of our total allowance for loan losses, to specific loans in those categories at the dates indicated:

	December 31, 2015	September 30, 2015
	(dollars in thousands)
Allocation of allowance for loan losses:
Commercial non-real estate	$17,160	$15,996
Agriculture	15,473	13,952
Commercial real estate	19,405	18,014
Residential real estate	7,798	8,025
Consumer	341	348
Other lending	951	865
Total	$61,128	$57,200

	December 31, 2015	September 30, 2015
Allocation of allowance for loan losses:
Commercial non-real estate	28.1%	28.0%
Agriculture	25.3%	24.4%
Commercial real estate	31.7%	31.5%
Residential real estate	12.8%	14.0%
Consumer	0.5%	0.6%
Other lending	1.6%	1.5%

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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We recorded provision for loan losses of $3.9 million during the first quarter of fiscal year 2016. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.4 million at December 31, 2015 and September 30, 2015.

Deposits
We obtain funds from depositors by offering consumer and business demand deposit accounts, MMDAs, NOW accounts, savings accounts and term CDs. At December 31, 2015 and September 30, 2015, our total deposits were $7.66 billion and $7.39 billion, respectively, an increase of 3.7% which was spread across commercial and consumer accounts. Our accounts are federally insured by the FDIC up to the legal maximum. We advertise in newspapers, on the Internet and on television and radio to attract deposits and perform limited direct telephone solicitation of potential institutional depositors such as investment managers, public depositors and pension plans. We have significantly shifted the composition of our deposit portfolio away from CDs toward demand, NOW, MMDA and savings accounts over the last 33 months. This has dramatically reduced our overall cost of deposit funding, in addition to the fact that we have greatly increased adherence to internally published rate offerings for various types of deposit account offerings. The following table presents the balances and weighted average cost of our deposit portfolio at the following dates:

	December 31, 2015		September 30, 2015
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Non-interest-bearing demand	$1,506,868	—%	$1,368,453	—%
NOW accounts, money market and savings	4,829,581	0.28%	4,638,446	0.27%
Time certificates, $250,000 or more	218,098	0.90%	217,016	0.89%
Other time certificates	1,108,071	0.67%	1,163,150	0.68%
Total	$7,662,618	0.30%	$7,387,065	0.30%

Municipal public deposits constituted $811.6 million and $815.9 million of our deposit portfolio at December 31, 2015, and September 30, 2015, respectively, of which $508.1 million and $519.2 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 9.7% and 10.5% of our total deposits at December 31, 2015 and September 30, 2015, respectively.
The following table presents deposits by region:

	December 31, 2015	September 30, 2015
	(dollars in thousands)
Iowa / Kansas / Missouri	$2,407,221	$2,305,489
Nebraska	2,362,220	2,334,172
South Dakota	1,569,985	1,529,483
Arizona / Colorado	1,248,192	1,141,950
Corporate and other	75,000	75,971
Total deposits	$7,662,618	$7,387,065

We fund a portion of our assets with CDs that have balances of $250,000 or more and that have maturities generally in excess of six months. At December 31, 2015 and September 30, 2015, our CDs of $250,000 or more totaled $218.1 million and $217.0 million, respectively. The following table presents the maturities of our CDs of $250,000 or more and less than $250,000 in size at December 31, 2015:

	Greater than or equal to $250,000	Less than $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$40,081	$241,341
Over three through six months	55,141	170,139
Over six through twelve months	48,367	265,916
Over twelve months	74,509	430,675
Total	$218,098	$1,108,071
Percent of total deposits	2.8%	14.5%
At December 31, 2015 and September 30, 2015, the average remaining maturity of all CDs was approximately 14 months. The average CD amount per account was approximately $26,763 and $26,767 at December 31, 2015 and September 30, 2015, respectively.
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

Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted:

	At and for the three months ended December 31, 2015	At and for the fiscal year ended September 30, 2015
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$184,999	$182,399
Other short-term borrowings	75,000	—
Total short-term borrowings	$259,999	$182,399

Maximum amount outstanding at any month-end during the period	$259,999	$229,429
Average amount outstanding during the period	$179,078	$182,202
Weighted average rate for the period	0.28%	0.38%
Weighted average rate as of date indicated	0.30%	0.25%

On July 31, 2015, we agreed to a $10.0 million revolving line of credit with Wells Fargo Bank, due July 30, 2016, at an interest rate of LIBOR + 200 basis points. At December 31, 2015, we did not have any advances on the line of credit.
Other Borrowings
Great Western has outstanding $56.1 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of December 31, 2015 and September 30, 2015. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
On July 31, 2015, we issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at December 31, 2015, have an interest rate of 4.875% per annum, payable semi-annually on each February15 and August 15, commencing on February 15, 2016 until August 15, 2020. During the first quarter of fiscal year 2016, we incurred $0.8 million in interest expense compared to $0.3 million in the comparable year of fiscal year 2015.

Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at December 31, 2015. Customer deposit obligations categorized as “not determined” include noninterest-bearing demand accounts, NOW accounts, MMDAs and passbook accounts.

	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$820,985	$269,090	$211,215	$586	$6,360,742	$7,662,618
Securities sold under agreement to repurchase	184,999	2,872	—	—	—	187,871
FHLB advances and other borrowings	165,000	25,000	50,000	211,000	—	451,000
Subordinated notes payable	—	—	—	34,663	—	34,663
Subordinated debentures	—	—	—	56,083	—	56,083
Operating leases, net of sublease income	4,656	4,183	11,337	1,800	—	21,976
Interest on FHLB advances	2,679	2,351	6,034	3,738	—	14,802
Interest on subordinated notes payable	1,706	1,706	5,119	7,891	—	16,422
Interest on subordinated debentures	1,444	1,444	4,333	20,180	—	27,401
Other Commitments:
Commitments to extend credit—non-credit card	$1,219,055	$143,503	$313,668	$238,777	$—	$1,915,003
Commitments to extend credit—credit card	180,387	—	—	—	—	180,387
Letters of credit	50,779	—	—	—	—	50,779

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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated:

	December 31, 2015	September 30, 2015
	(dollars in thousands)
Commitments to extend credit	$2,095,390	$2,156,243
Letters of credit	50,779	52,571
Total	$2,146,169	$2,208,814

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
Great Western Bancorp, Inc. Great Western Bancorp, Inc.'s ("GWBI") primary source of liquidity is cash obtained from dividends paid by our bank. We primarily use our cash for the payment of dividends, when and if declared by our board of directors, and the payment of interest on our outstanding junior subordinated debentures. We also use cash, as necessary, to satisfy the needs of our bank through equity contributions and for acquisitions. At December 31, 2015, GWBI had $3.7 million of cash. During the first quarter of fiscal year 2016, we declared and paid a dividend of $0.14 per share. The outstanding amounts under our revolving line of credit with Wells Fargo and our private placement subordinated capital notes together totaled $35.0 million at December 31, 2015. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities.
Great Western Bank. Our bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At December 31, 2015, our bank had cash of $212.7 million and $1.32 billion of highly-liquid securities held in our investment portfolio, of which $930.1 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our bank also had $451.0 million in FHLB borrowings at December 31, 2015, with additional available lines of $894.0 million. Our bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At December 31, 2015, we had a total of $2.15 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our bank’s reasonably foreseeable short-term and intermediate-term demands.

Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our bank are based on the Basel III framework, as implemented by the federal bank regulators.
The following table presents our regulatory capital ratios at December 31, 2015 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$849,595	10.9%	6.0%	8.0%
Total capital	945,759	12.2%	8.0%	10.0%
Tier 1 leverage	849,595	9.4%	4.0%	5.0%
Common equity Tier 1	793,512	10.2%	4.5%	6.5%
Risk-weighted assets	7,771,654

Great Western Bank
Tier 1 capital	$872,602	11.2%	6.0%	8.0%
Total capital	933,766	12.0%	8.0%	10.0%
Tier 1 leverage	872,602	9.6%	4.0%	5.0%
Common equity Tier 1	872,602	11.2%	4.5%	6.5%
Risk-weighted assets	7,769,895
At December 31, 2015 and September 30, 2015, our Tier 1 capital included an aggregate of $56.1 million of trust preferred securities issued by our subsidiaries. At December 31, 2015, our Tier 2 capital included $61.1 million of the allowance for loan losses and $35.0 million of private placement subordinated capital notes. At September 30, 2015, our Tier 2 capital included $57.2 million of the allowance for loan losses and $35.0 million of private placement subordinated capital notes. Our total risk-weighted assets were $7.77 billion at December 31, 2015.
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

	At or for the three months ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Cash net income and return on average tangible common equity:
Net income	$30,461	$33,812	$28,832	$19,724	$26,697
Add: Amortization of intangible assets	709	708	1,776	2,313	2,313
Add: Tax on amortization of intangible assets	(220)	(220)	(220)	(220)	(220)
Cash net income	$30,950	$34,300	$30,388	$21,817	$28,790

Average common equity	$1,464,450	$1,456,372	$1,476,556	$1,458,131	$1,433,837
Less: Average goodwill and other intangible assets	704,576	705,284	706,526	708,782	711,088
Average tangible common equity	$759,874	$751,088	$770,030	$749,349	$722,749
Return on average common equity	8.3%	9.2%	7.8%	5.5%	7.4%
Return on average tangible common equity *	16.2%	18.1%	15.8%	11.8%	15.8%

* Calculated as cash net income divided by average tangible common equity. Annualized for partial-year periods.
Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income	$85,957	$85,425	$84,538	$80,625	$82,909
Add: Tax equivalent adjustment	1,826	1,778	1,704	1,590	1,504
Net interest income (FTE)	87,783	87,203	86,242	82,215	84,413
Add: Current realized derivative gain (loss)	(5,652)	(5,637)	(5,416)	(5,307)	(5,282)
Adjusted net interest income (FTE)	$82,131	$81,566	$80,826	$76,908	$79,131

Average interest earning assets	$8,764,649	$8,693,471	$8,756,244	$8,560,477	$8,556,688
Net interest margin (FTE) *	3.98%	3.98%	3.95%	3.89%	3.91%
Adjusted net interest margin (FTE) **	3.73%	3.72%	3.70%	3.64%	3.67%
* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

	At or for the three months ended
	December 31, 2015	September 30, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Adjusted interest income and adjusted yield (fully-tax equivalent basis), on loans other than loans acquired with deteriorated credit quality:
Interest income	$85,567	$84,835	$83,094	$80,317	$81,372
Add: Tax equivalent adjustment	1,826	1,778	1,704	1,590	1,504
Interest income (FTE)	87,393	86,613	84,798	81,907	82,876
Add: Current realized derivative gain (loss)	(5,652)	(5,637)	(5,416)	(5,307)	(5,282)
Adjusted interest income (FTE)	$81,741	$80,976	$79,382	$76,600	$77,594

Average loans other than loans acquired with deteriorated credit quality	$7,193,143	$7,108,598	$6,995,340	$6,828,510	$6,626,507
Yield (FTE) *	4.83%	4.83%	4.86%	4.86%	4.96%
Adjusted yield (FTE) **	4.52%	4.52%	4.55%	4.55%	4.65%

* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue	$94,601	$94,474	$94,543	$87,561	$90,809
Add: Tax equivalent adjustment	1,826	1,778	1,704	1,590	1,504
Total revenue (FTE)	$96,247	$96,252	$96,247	$89,151	$92,313

Noninterest expense	$44,220	$44,835	$46,430	$48,438	$47,091
Less: Amortization of intangible assets	709	708	1,776	2,313	2,313
Tangible noninterest expense	$43,511	$44,127	$44,654	$46,125	$44,778
Efficiency ratio *	45.1%	45.8%	46.4%	51.7%	48.5%

* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity to tangible assets:
Total stockholders' equity	$1,475,516	$1,459,346	$1,487,851	$1,469,552	$1,451,370
Less: Goodwill and other intangible assets	704,217	704,926	705,634	707,410	709,723
Tangible common equity	$771,299	$754,420	$782,217	$762,142	$741,647

Total assets	$9,957,215	$9,798,654	$9,764,159	$9,781,645	$9,641,261
Less: Goodwill and other intangible assets	704,217	704,926	705,634	707,410	709,723
Tangible assets	$9,252,998	$9,093,728	$9,058,252	$9,074,235	$8,931,538
Tangible common equity to tangible assets	8.3%	8.3%	8.6%	8.4%	8.3%

Impact of Inflation and Changing Prices
Our financial statements included in this report have been prepared in accordance with GAAP, which requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession generally are not considered. The primary effect of inflation on our operations is reflected in increased operating costs. In our management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.
Recent Accounting Pronouncements
See "Note 2. New Accounting Pronouncements" in the accompanying "Notes to Unaudited Consolidated Financial Statements" included in this report for a discussion of new accounting pronouncements and their expected impact on our financial statements.
Critical Accounting Policies and the Impact of Accounting Estimates
There have been no material changes to our critical accounting policies and accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2015, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of December 31, 2015 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended December 31, 2015
Change in Market Interest Rates as of December 31, 2015	Twelve Months Ending December 31, 2016	Twelve Months Ending December 31, 2017
Immediate Shifts
+400 basis points	15.93%	15.18%
+300 basis points	11.92%	11.37%
+200 basis points	7.91%	7.59%
+100 basis points	3.92%	3.78%
-100 basis points	(3.33)%	(5.15)%

Gradual Shifts
+400 basis points	4.61%
+300 basis points	3.48%
+200 basis points	2.36%
+100 basis points	1.22%
-100 basis points	(0.53)%

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
(a) Evaluation of Disclosure Controls and Procedures.    As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in Internal Control over Financial Reporting.    During the most recently completed fiscal quarter, there was no change made in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would be material to our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Equity Securities

None.

                        Purchases of Equity Securities

We did not repurchase any of our common stock during the first quarter of fiscal year 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

EX- 2.1
Agreement and Plan of Merger, dated November 30, 2015, by and between Great Western Bancorp, Inc. and HF Financial Corp (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed by Great Western Bancorp, Inc. on December 1, 2015)

EX - 11.1	Statement regarding Computation of Per Share Earnings (included as Note 16 to the registrant's unaudited consolidated financial statements)

EX - 31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

EX - 31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

EX - 32.1	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

EX - 32.2	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
101.INS        XBRL Instance Document
101.SCH    XBRL Taxonomy Extension Schema Docucoment
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: February 11, 2016	By: ______/s/_Peter Chapman_________________ Name: Peter Chapman Title: Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS

Number	Description

2.1
Agreement and Plan of Merger, dated November 30, 2015, by and between Great Western Bancorp, Inc. and HF Financial Corp (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed by Great Western Bancorp, Inc. on December 1, 2015).

11.1	Statement regarding Computation of Per Share Earnings (included as Note 16 to the registrant's unaudited consolidated financial statements)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished, not filed