Form 10-Q
period 2016-03-31
Great Western Bancorp, Inc.
filed 2016-05-12
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of May 4, 2016, the number of shares of the registrant’s Common Stock outstanding was 55,245,177.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Item 1A. Risk Factors” or “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report or the following:

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

•
various risks and uncertainties associated with our previously announced merger agreement with HF Financial Corp. (“HF”), including, without limitation, our ability to consummate the transaction on a timely basis, if at all, our ability to effectively and timely integrate HF’s operations into our operations, our ability to achieve the estimated synergies from the proposed transaction, litigation related to the proposed transaction and the effects of the proposed transaction, if consummated, on our future financial condition, operating results, strategy and plans;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	March 31,	September 30,
	2016	2015
Assets
Cash and due from banks	$174,401	$237,770
Securities available for sale	1,328,685	1,327,327
Loans, net of unearned discounts and deferred fees, including $85,517 and $97,030 of loans covered by FDIC loss share agreements at March 31, 2016 and September 30, 2015, respectively, and $1,165,660 and $1,118,687 of loans and written loan commitments at fair value under the fair value option at March 31, 2016 and September 30, 2015, respectively, and $5,918 and $9,867 of loans held for sale at March 31, 2016 and September 30, 2015, respectively.	7,557,788	7,325,198
Allowance for loan losses	(61,917)	(57,200)
Net loans	7,495,871	7,267,998
Premises and equipment	99,018	97,550
Accrued interest receivable	39,487	44,077
Other repossessed property, including $0 and $61 of property covered by FDIC loss share arrangements at March 31, 2016 and September 30, 2015, respectively	12,204	15,892
FDIC indemnification asset	12,875	14,722
Goodwill	697,807	697,807
Core deposits and other intangibles	5,702	7,119
Net deferred tax assets	29,762	32,470
Other assets	46,483	55,922
Total assets	$9,942,295	$9,798,654
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$1,503,981	$1,368,453
Interest-bearing	6,208,748	6,018,612
Total deposits	7,712,729	7,387,065
Securities sold under agreements to repurchase	146,273	185,271
FHLB advances and other borrowings	370,000	581,000
Subordinated debentures and subordinated notes payable	90,764	90,727
Fair value of derivatives	74,197	53,613
Accrued interest payable	3,987	4,006
Accrued expenses and other liabilities	35,143	37,626
Total liabilities	8,433,093	8,339,308
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 55,245,177 shares issued and outstanding at March 31, 2016 and 55,219,596 shares issued and outstanding at September 30, 2015	552	552
Additional paid-in capital	1,203,184	1,201,387
Retained earnings	300,757	255,089
Accumulated other comprehensive income	4,709	2,318
Total stockholders' equity	1,509,202	1,459,346
Total liabilities and stockholders' equity	$9,942,295	$9,798,654
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Interest and dividend income
Loans	$88,192	$82,394	$175,388	$166,738
Taxable securities	5,787	5,379	11,774	11,066
Nontaxable securities	12	13	24	26
Dividends on securities	222	258	436	508
Federal funds sold and other	94	160	169	444
Total interest and dividend income	94,307	88,204	187,791	178,782

Interest expense
Deposits	6,029	5,984	11,694	11,999
Securities sold under agreements to repurchase	132	150	271	296
FHLB advances and other borrowings	929	893	1,845	1,839
Related party notes payable	—	227	—	459
Subordinated debentures and subordinated notes payable	879	325	1,686	655
Total interest expense	7,969	7,579	15,496	15,248

Net interest income	86,338	80,625	172,295	163,534

Provision for loan losses	2,631	9,679	6,520	12,998

Net interest income after provision for loan losses	83,707	70,946	165,775	150,536

Noninterest income
Service charges and other fees	10,316	8,871	20,782	19,269
Wealth management fees	1,668	1,825	3,280	3,782
Net gain on sale of loans	1,204	1,580	2,474	3,124
Net gain (loss) on sale of securities	24	—	(330)	51
Net increase in fair value of loans at fair value	35,955	15,208	21,054	32,308
Net realized and unrealized (loss) on derivatives	(40,893)	(21,698)	(31,454)	(46,303)
Other	725	1,150	1,836	2,605
Total noninterest income	8,999	6,936	17,642	14,836

Noninterest expense
Salaries and employee benefits	24,769	24,673	50,065	48,761
Data processing	5,008	4,708	10,254	9,536
Occupancy expenses	3,843	3,984	7,434	8,008
Professional fees	3,345	3,603	6,453	7,175
Communication expenses	928	1,225	1,862	2,398
Advertising	1,048	946	1,968	1,674
Equipment expense	931	925	1,835	1,881
Net loss recognized on repossessed property and other related expenses	210	2,634	100	4,480
Amortization of core deposits and other intangibles	708	2,313	1,417	4,626
Other	4,065	3,427	7,687	6,990
Total noninterest expense	44,855	48,438	89,075	95,529
Income before income taxes	47,851	29,444	94,342	69,843
Provision for income taxes	17,177	9,720	33,207	23,422
Net income	$30,674	$19,724	$61,135	$46,421

Other comprehensive income - change in net unrealized gain on securities available-for-sale (net of deferred income tax (expense) of $(6,128), and $(3,159) for the three months ended March 31, 2016 and 2015, respectively and $(1,466) and $(4,966) for the six months ended March 31, 2016 and 2015, respectively)	9,998	5,153	2,391	8,268
Comprehensive income	$40,672	$24,877	$63,526	$54,689

Basic earnings per common share
Weighted average shares outstanding	55,269,557	57,898,335	55,261,634	57,897,059
Basic earnings per share	$0.56	$0.34	$1.11	$0.80

Diluted earnings per common share
Weighted average shares outstanding	55,408,876	57,916,802	55,401,164	57,906,293
Diluted earnings per share	$0.55	$0.34	$1.10	$0.80

Dividends per share
Dividends paid	$7,734	$6,947	$15,467	$6,947
Dividends per share	$0.14	$0.12	$0.28	$0.12
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statement of Stockholders' Equity (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2014		$579	$1,260,124	$166,544	$(6,157)	$1,421,090
Net income	$46,421	—	—	46,421	—	46,421
Other comprehensive income, net of tax:
Net change in net unrealized gain on securities available for sale	8,268	—	—	—	8,268	8,268
Total comprehensive income	$54,689
Stock-based compensation		—	720	—	—	720
Cash dividends:
Common stock, $0.12 per share		—	—	(6,947)	—	(6,947)
Balance, March 31, 2015		$579	$1,260,844	$206,018	$2,111	$1,469,552

Balance, September 30, 2015		$552	$1,201,387	$255,089	$2,318	$1,459,346
Net income	$61,135	—	—	61,135	—	61,135
Other comprehensive income, net of tax:
Net change in net unrealized gain on securities available for sale	2,391	—	—	—	2,391	2,391
Total comprehensive income	$63,526
Stock-based compensation		—	1,797	—	—	1,797
Cash dividends:
Common stock, $0.14 per share		—	—	(15,467)	—	(15,467)
Balance, March 31, 2016		$552	$1,203,184	$300,757	$4,709	$1,509,202

See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six months ended
	March 31, 2016	March 31, 2015
Operating activities
Net income	$61,135	$46,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,260	11,613
Amortization of FDIC indemnification asset	1,927	4,593
Net loss (gain) on sale of securities	330	(51)
Net gain on sale of loans	(2,474)	(3,124)
Net loss on FDIC indemnification asset	554	552
Net (gain) on sale of premises and equipment	(34)	(66)
Loss from sale/writedowns of repossessed property	100	4,480
Provision for loan losses	6,520	12,998
Stock-based compensation	1,797	720
Originations of residential real estate loans held for sale	(104,655)	(132,498)
Proceeds from sales of residential real estate loans held for sale	108,604	136,997
Deferred income taxes	1,242	(4,066)
Changes in:
Accrued interest receivable	4,590	4,676
Other assets	821	2,039
FDIC clawback liability	473	385
Accrued interest payable and other liabilities	17,609	24,272
Net cash provided by operating activities	106,799	109,941
Investing activities
Purchase of securities available for sale	(128,480)	(238,828)
Proceeds from sales of securities available for sale	24,996	55,149
Proceeds from maturities of securities available for sale	102,738	132,308
Net increase in loans	(236,955)	(300,513)
(Payment) reimbursement of covered losses from FDIC indemnification claims	(634)	1,637
Purchase of premises and equipment	(4,825)	(2,584)
Proceeds from sale of premises and equipment	641	1,438
Proceeds from sale of repossessed property	3,534	8,989
Purchase of FHLB stock	(11,815)	(3,037)
Proceeds from redemption of FHLB stock	20,433	7,149
Net cash used in investing activities	(230,367)	(338,292)
Financing activities
Net increase in deposits	325,664	435,518
Net (decrease) increase in securities sold under agreements to repurchase	(38,998)	1,656
Net (decrease) in FHLB advances and other borrowings	(211,000)	(100,075)
Dividends paid	(15,467)	(6,947)
Net cash provided by financing activities	60,199	330,152
Net (decrease) increase in cash and due from banks	(63,369)	101,801
Cash and due from banks, beginning of period	237,770	256,639
Cash and due from banks, end of period	$174,401	$358,440
Supplemental disclosure of cash flow information
Cash payments for interest	$15,515	$16,052
Cash payments for income taxes	$33,777	$33,980
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(786)	$(6,914)
Repossessed property transferred to premises and equipment	$(840)	$—
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

The agriculture lending class includes loans made to small and mid-size agricultural businesses and individuals. Loans in this class are generally secured by operating assets and guaranteed by owners; cashflows are most often our primary source of repayment. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan losses for the agriculture lending class. Key risk characteristics relevant to the agriculture lending class include the geography of the borrower’s operations, commodity prices and weather patterns, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan losses.

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

The Company assigns all non-consumer loans a credit quality risk rating. These ratings are Pass, Watch, Substandard, Doubtful, and Loss. Loans with a Pass and Watch rating represent those loans not classified on the Company’s rating scale for problem credits, with loans with a Watch rating being monitored and updated at least quarterly by management. Substandard loans are those where a well-defined weakness has been identified that may put full collection of contractual debt at risk. Doubtful loans are those where a well-defined weakness has been identified and a loss of contractual debt is probable. Substandard and doubtful loans are monitored and updated monthly. All loan risk ratings are updated and monitored on a continuous basis. The Company generally does not risk rate consumer loans unless a default event such as bankruptcy or extended nonperformance takes place. Alternatively, standard credit scoring systems are used to assess credit risks of consumer loans.

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No intangible asset impairments were recognized during the periods ended March 31, 2016 and 2015.

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
On April 28, 2016, the board of directors of the Company declared a dividend of $0.14 per common share payable on May 24, 2016 to owners of record as of close of business on May 10, 2016.
On November 30, 2015, the Company announced the signing of an Agreement and Plan of Merger with HF Financial Corp ("HF Financial"), the parent company of Home Federal Bank, headquartered in Sioux Falls, South Dakota. The Merger Agreement provides that HF Financial will merge into the Company, with the Company being the surviving entity, followed by the merger of Home Federal Bank into the Bank, with the Bank being the surviving entity. The Merger Agreement has been approved by the Boards of Directors of the Company and HF Financial and requisite regulators. The Merger Agreement was approved by HF Financial’s stockholders at their special meeting on May 10, 2016. The closing is expected to occur on May 13, 2016, with a merger effective date of May 16, 2016. The closing is subject to other customary closing conditions.
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
The merger will be accounted for using the purchase acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged will be recorded at estimated fair value on the acquisition date. The Company is in the process of determining the preliminary fair values which are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Any resulting goodwill will not be deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for federal income tax purposes.
2. New Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Based Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Earlier application is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the potential impact of ASU 2016-09 on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that lessees recognize the assets and liabilities arising from leases on the balance sheet. ASU 2015-16 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the potential impact of ASU 2016-02 on our financial statements.

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which does not apply to financial instruments. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. Early application is not permitted. The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU No. 2014-09 until annual reporting periods beginning after December 15, 2017. No other revisions were made to ASU 2014-09. The Company is currently evaluating the potential impact of ASU 2014-09 on our financial statements.
3. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2016
U.S. Treasury securities	$226,497	$4,340	$—	$230,837
U.S. Agency securities	74,480	516	—	74,996
Mortgage-backed securities:
Government National Mortgage Association	743,435	4,008	(3,033)	744,410
Federal National Mortgage Association	135,323	616	—	135,939
Small Business Assistance Program	133,878	1,123	—	135,001
States and political subdivision securities	1,458	—	—	1,458
Corporate debt securities	4,997	—	(6)	4,991
Other	1,006	47	—	1,053
Total	$1,321,074	$10,650	$(3,039)	$1,328,685

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2015
U.S. Treasury securities	$250,986	$3,811	$—	$254,797
U.S. Agency securities	74,412	643	—	75,055
Mortgage-backed securities:
Government National Mortgage Association	842,460	3,663	(4,503)	841,620
Federal National Mortgage Association	46,449	96	—	46,545
Small Business Assistance Program	101,415	233	(213)	101,435
States and political subdivision securities	1,849	1	—	1,850
Corporate debt securities	4,996	—	(13)	4,983
Other	1,006	36	—	1,042
Total	$1,323,573	$8,483	$(4,729)	$1,327,327
The amortized cost and approximate fair value of debt securities available for sale as of March 31, 2016 and September 30, 2015, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

	March 31, 2016		September 30, 2015
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$74,825	$75,341	$76,261	$76,905
Due after one year through five years	231,645	235,979	255,982	259,780
Due after five years through ten years	962	962	—	—
	307,432	312,282	332,243	336,685
Mortgage-backed securities	1,012,636	1,015,350	990,324	989,600
Securities without contractual maturities	1,006	1,053	1,006	1,042
Total	$1,321,074	$1,328,685	$1,323,573	$1,327,327

Proceeds from sales of securities available for sale were $25.0 million and $0 million for the three months ended March 31, 2016 and 2015, respectively, and $25.0 million and $55.1 million for the six months ended March 31, 2016 and 2015, respectively. Gross gains (pre-tax) of $0 million and $0 million and gross losses (pre-tax) of $0 million and $0 million were realized on the sales for the three months ended March 31, 2016 and 2015, respectively. Gross gains (pre-tax) of $0 million and $0.6 million and gross losses (pre-tax) of $0 million and $0.5 million were realized on the sales for the six months ended March 31, 2016 and 2015, respectively, using the specific identification method. The Company recognized an other than temporary impairment in net loss on sale of securities in the consolidated statements of comprehensive income of $0 million and $0.4 million on two security holdings attributable to credit for the three and six months ended March 31, 2016. There was no other than temporary impairment recognized for the three and six months ended March 31, 2015.
Securities with an estimated fair value of approximately $888.9 million and $894.3 million at March 31, 2016 and September 30, 2015, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 25% and 36% of the Company’s investment portfolio at March 31, 2016 and September 30, 2015, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

may be maturity, the Company does not consider the securities to be other than temporarily impaired at March 31, 2016 or September 30, 2015.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

			March 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Agency securities	—	—	—	—	—	—
Mortgage-backed securities	24,380	(43)	305,508	(2,990)	329,888	(3,033)
Corporate debt securities	4,992	(6)	—	—	4,992	(6)
Total	$29,372	$(49)	$305,508	$(2,990)	$334,880	$(3,039)

			September 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Agency securities	—	—	—	—	—	—
Mortgage-backed securities	58,604	(236)	412,058	(4,480)	470,662	(4,716)
Corporate debt securities	4,984	(13)	—	—	4,984	(13)
Total	$63,588	$(249)	$412,058	$(4,480)	$475,646	$(4,729)
As of March 31, 2016 and September 30, 2015, the Company had 25 and 31 securities, respectively, in an unrealized loss position.
The majority of the Company’s investments in nonmarketable equity securities are stock of the Federal Home Loan Bank ("FHLB"). The carrying value of Federal Home Loan Bank stock was $27.1 million and $35.7 million as of March 31, 2016 and September 30, 2015, respectively, and is reported in other assets on the consolidated balance sheets. No indicators of impairment related to FHLB stock were identified during the three and six months ended March 31, 2016 and 2015, respectively.
The components of accumulated other comprehensive income (loss) from net unrealized gains (losses) on securities available for sale for the three and six months ended March 31, 2016 and 2015, respectively are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Beginning balance accumulated other comprehensive income (loss)	$(5,289)	$(3,042)	$2,318	$(6,157)
Net unrealized holding gain arising during the period	16,102	8,312	4,187	13,285
Reclassification adjustment for net gain (loss) realized in net income	24	—	(330)	(51)
Net change in unrealized gain before income taxes	16,126	8,312	3,857	13,234
Income tax (expense)	(6,128)	(3,159)	(1,466)	(4,966)
Net change in unrealized gain on securities after taxes	9,998	5,153	2,391	8,268
Ending balance accumulated other comprehensive income	$4,709	$2,111	$4,709	$2,111

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

4. Loans
The composition of loans as of March 31, 2016 and September 30, 2015, is as follows (in thousands):

	March 31, 2016	September 30, 2015
Residential real estate	$909,590	$921,827
Commercial real estate	3,078,028	2,845,748
Commercial non real estate	1,588,356	1,610,828
Agriculture	1,900,013	1,861,465
Consumer	64,465	73,049
Other	39,510	38,371
Ending balance	7,579,962	7,351,288
Less:
Unamortized discount on acquired loans	(16,829)	(19,264)
Unearned net deferred fees and costs and loans in process	(5,345)	(6,826)
Total	$7,557,788	$7,325,198
The loan breakouts above include loans covered by FDIC loss sharing agreements totaling $85.5 million and $97.0 million as of March 31, 2016 and September 30, 2015, respectively, residential real estate loans held for sale totaling $5.9 million and $9.9 million at March 31, 2016 and September 30, 2015, respectively, and $1.17 billion and $1.12 billion of loans and written loan commitments accounted for at fair value at March 31, 2016 and September 30, 2015, respectively.
Unamortized net deferred fees and costs totaled $7.2 million and $7.5 million as of March 31, 2016 and September 30, 2015, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $(1.9) million and $(0.7) million at March 31, 2016 and September 30, 2015, respectively.
Loans guaranteed by agencies of the U.S. government totaled $129.8 million and $105.0 million at March 31, 2016 and September 30, 2015, respectively.
Principal balances of residential real estate loans sold totaled $50.4 million and $69.6 million for the three months ended March 31, 2016 and 2015, respectively, and $108.6 million and $133.9 million for the six months ended March 31, 2016 and 2015, respectively.
Nonaccrual
The following table presents the Company’s nonaccrual loans at March 31, 2016 and September 30, 2015 (in thousands), excluding loans acquired with deteriorated credit quality. Loans greater than 90 days past due and still accruing interest as of March 31, 2016 and September 30, 2015, were not significant.

Nonaccrual loans	March 31, 2016	September 30, 2015
Residential real estate	$6,853	$7,642
Commercial real estate	9,932	9,556
Commercial non real estate	9,944	14,281
Agriculture	17,377	24,569
Consumer	60	107
Total	$44,166	$56,155

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Credit Quality Information
The composition of the loan portfolio by internally assigned grade is as follows as of March 31, 2016 and September 30, 2015. This table (in thousands) is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.17 billion at March 31, 2016 and $1.12 billion at September 30, 2015:

As of March 31, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$797,470	$2,589,340	$1,007,498	$1,257,519	$63,918	$39,510	$5,755,255
Watchlist	4,454	98,291	53,285	177,317	250	—	333,597
Substandard	11,731	59,036	32,728	118,390	279	—	222,164
Doubtful	107	186	652	—	—	—	945
Loss	—	—	—	—	—	—	—
Ending balance	813,762	2,746,853	1,094,163	1,553,226	64,447	39,510	6,311,961
Loans covered by FDIC loss sharing agreements	85,517	—	—	—	—	—	85,517
Total	$899,279	$2,746,853	$1,094,163	$1,553,226	$64,447	$39,510	$6,397,478

As of September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$799,359	$2,384,980	$1,053,091	$1,272,312	$72,705	$38,371	$5,620,818
Watchlist	4,890	66,024	50,242	189,144	78	—	310,378
Substandard	11,877	56,905	60,801	53,837	223	—	183,643
Doubtful	323	200	682	256	7	—	1,468
Loss	—	—	—	—	—	—	—
Ending balance	816,449	2,508,109	1,164,816	1,515,549	73,013	38,371	6,116,307
Loans covered by FDIC loss sharing agreements	97,030	—	—	—	—	—	97,030
Total	$913,479	$2,508,109	$1,164,816	$1,515,549	$73,013	$38,371	$6,213,337

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Past Due Loans
The following table (in thousands) presents the Company’s past due loans at March 31, 2016 and September 30, 2015. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.17 billion at March 31, 2016 and $1.12 billion at September 30, 2015.

As of March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
Residential real estate	$1,669	$31	$2,084	$3,784	$809,978	$813,762
Commercial real estate	1,281	165	6,020	7,466	2,739,387	2,746,853
Commercial non real estate	4,484	266	6,145	10,895	1,083,268	1,094,163
Agriculture	1,292	662	7,276	9,230	1,543,996	1,553,226
Consumer	100	18	8	126	64,321	64,447
Other	—	—	—	—	39,510	39,510
Ending balance	8,826	1,142	21,533	31,501	6,280,460	6,311,961
Loans covered by FDIC loss sharing agreements	2,392	295	192	2,879	82,638	85,517
Total	$11,218	$1,437	$21,725	$34,380	$6,363,098	$6,397,478

As of September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
Residential real estate	$486	$858	$2,776	$4,120	$812,329	$816,449
Commercial real estate	1,708	1,204	4,247	7,159	2,500,950	2,508,109
Commercial non real estate	697	7,944	4,072	12,713	1,152,103	1,164,816
Agriculture	2,161	175	6,264	8,600	1,506,949	1,515,549
Consumer	232	8	37	277	72,736	73,013
Other	—	—	—	—	38,371	38,371
Ending balance	5,284	10,189	17,396	32,869	6,083,438	6,116,307
Loans covered by FDIC loss sharing agreements	2,455	594	873	3,922	93,108	97,030
Total	$7,739	$10,783	$18,269	$36,791	$6,176,546	$6,213,337

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans
The following table presents the Company’s impaired loans (in thousands). This table excludes loans covered by FDIC loss sharing agreements:

	March 31, 2016			September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans:
With an allowance recorded:
Residential real estate	$11,942	$12,644	$3,731	$12,364	$12,602	$2,784
Commercial real estate	86,212	86,984	7,421	67,751	69,722	4,644
Commercial non real estate	34,053	34,311	5,936	65,495	76,647	5,657
Agriculture	118,390	119,514	6,963	54,093	54,699	3,950
Consumer	293	439	56	230	359	50
Total	$250,890	$253,892	$24,107	$199,933	$214,029	$17,085
There are no impaired loans without a valuation allowance, other than those loans for which the Company has claim to collateral with value(s) in excess of the outstanding loan amount, after allowing for the cost of liquidating the collateral as of March 31, 2016 and September 30, 2015.
The average recorded investment on impaired loans and interest income recognized on impaired loans for the three and six months ended March 31, 2016 and 2015, respectively, are as follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015		Six Months Ended March 31, 2016		Six Months Ended March 31, 2015
	Average Recorded Investment	Interest Income Recognized while on Impaired Status	Average Recorded Investment	Interest Income Recognized while on Impaired Status	Average Recorded Investment	Interest Income Recognized while on Impaired Status	Average Recorded Investment	Interest Income Recognized while on Impaired Status
Residential real estate	$12,124	$290	$12,379	$783	$12,204	$439	$12,288	$945
Commercial real estate	83,642	2,004	74,990	4,622	78,345	3,473	70,711	6,392
Commercial non real estate	40,450	766	40,210	2,644	48,798	1,122	37,647	3,445
Agriculture	109,473	3,256	40,056	1,440	91,013	5,695	38,546	1,787
Consumer	308	25	246	42	282	42	257	51
Total	$245,997	$6,341	$167,881	$9,531	$230,642	$10,771	$159,449	$12,620
Valuation adjustments made to repossessed properties for the three months ended March 31, 2016 and 2015, totaled $0.5 million and $2.2 million, respectively and $0.5 million and $4.3 million for the six months ended March 31, 2016 and 2015, respectively. The adjustments are included in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan losses for TDRs were $7.9 million and $3.6 million at March 31, 2016 and September 30, 2015, respectively. Commitments to lend additional funds to borrowers whose loans were modified in a TDR were $1.7 million and $2.3 million as of March 31, 2016 and September 30, 2015, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the recorded value of the Company’s TDR balances as of March 31, 2016 and September 30, 2015 (in thousands):

	March 31, 2016		September 30, 2015
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential real estate	$377	$1,142	$452	$1,547
Commercial real estate	39,391	2,441	30,917	4,725
Commercial non real estate	7,641	1,686	8,928	833
Agriculture	46,527	6,205	20,041	6,857
Consumer	19	18	33	4
Total	$93,955	$11,492	$60,371	$13,966

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016			2015
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	—	$—	$—	1	$15	$15
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	1	21	21
Total residential real estate	—	—	—	2	36	36
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	1	90	—
Payment modification	—	—	—	4	3,660	3,660
Bankruptcy	—	—	—	1	498	498
Other	3	6,714	6,714	—	—	—
Total commercial real estate	3	6,714	6,714	6	4,248	4,158
Commercial non real estate
Rate modification	1	49	49	—	—	—
Term extension	—	—	—	3	2,879	2,879
Payment modification	1	70	70	1	50	50
Bankruptcy	—	—	—	—	—	—
Other	3	3,849	3,849	—	—	—
Total commercial non real estate	5	3,968	3,968	4	2,929	2,929
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	5	4,941	4,941	—	—	—
Payment modification	4	989	989	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	9	5,930	5,930	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	1	6	6
Other	—	—	—	—	—	—
Total consumer	—	—	—	1	6	6
Total accruing	17	$16,612	$16,612	13	$7,219	$7,129
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	1	$90	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the six months ended March 31, 2016 and 2015, respectively:

	Six Months Ended March 31,
	2016			2015
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	—	$—	$—	1	$15	$15
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	1	21	21
Total residential real estate	—	—	—	2	36	36
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	2	1,898	1,898	1	90	—
Payment modification	—	—	—	6	22,542	22,542
Bankruptcy	—	—	—	1	498	498
Other	3	6,714	6,714	—	—	—
Total commercial real estate	5	8,612	8,612	8	23,130	23,040
Commercial non real estate
Rate modification	1	49	49	1	32	32
Term extension	1	58	58	3	2,879	2,879
Payment modification	1	70	70	2	1,874	1,874
Bankruptcy	—	—	—	—	—	—
Other	3	3,849	3,849	—	—	—
Total commercial non real estate	6	4,026	4,026	6	4,785	4,785
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	13	26,914	26,914	—	—	—
Payment modification	4	989	989	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	17	27,903	27,903	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	1	6	6
Other	—	—	—	—	—	—
Total consumer	—	—	—	1	6	6
Total accruing	28	$40,541	$40,541	17	$27,957	$27,867
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	1	$90	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	—	$—	$—	2	$104	$104
Term extension	—	—	—	1	77	77
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	1	43	43
Other	—	—	—	—	—	—
Total residential real estate	—	—	—	4	224	224
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial Non Real Estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	4	217	217
Payment modification	1	364	364	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non real estate	1	364	364	4	217	217
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	1	1	1
Payment modification	—	—	—	—	—	—
Bankruptcy	1	8	8	—	—	—
Other	—	—	—	—	—	—
Total consumer	1	8	8	1	1	1
Total non-accruing	2	$372	$372	9	$442	$442
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the six months ended March 31, 2016 and 2015:

	Six Months Ended March 31,
	2016			2015
		Recorded Investment			Recorded Investment
($ in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	—	$—	$—	2	$104	$104
Term extension	—	—	—	1	77	77
Payment modification	1	187	187	—	—	—
Bankruptcy	—	—	—	1	43	43
Other	—	—	—	—	—	—
Total residential real estate	1	187	187	4	224	224
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial Non Real Estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	4	217	217
Payment modification	2	760	760	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non real estate	2	760	760	4	217	217
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	1	1	1
Payment modification	—	—	—	—	—	—
Bankruptcy	1	8	8	—	—	—
Other	—	—	—	—	—	—
Total consumer	1	8	8	1	1	1
Total non-accruing	4	$955	$955	9	$442	$442
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The tables below represent defaults on loans that were first modified during the respective past 12 months, that became 90 days or more delinquent or were charged-off during the three and six months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,				Six Months Ended March 31,
	2016		2015		2016		2015
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	1	$—	4	$107	1	$—	10	$629
Commercial real estate	—	—	—	—	—	—	—	—
Commercial non real estate	—	—	—	—	1	364	1	95
Agriculture	2	—	—	—	2	—	1	15
Consumer	—	—	—	—	1	8	—	—
Total	3	$—	4	$107	5	$372	12	$739
The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification. For the three and six months ended March 31, 2016 and 2015, there were no significant loans removed from TDR status as they were restructured at market terms and are performing.
5. Allowance for Loan Losses
The following tables presents the Company’s allowance for loan losses roll forward for the three and six months ended March 31, 2016 and 2015.

Three Months Ended March 31, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance January 1, 2016	$7,798	$19,405	$17,160	$15,473	$341	$951	$61,128
Charge-offs	(506)	(744)	(212)	(1,113)	(98)	(597)	(3,270)
Recoveries	295	409	235	77	45	367	1,428
Provision	1,218	1,893	(4,552)	3,886	48	206	2,699
(Improvement) impairment of loans acquired with deteriorated credit quality	(9)	(59)	—	—	—	—	(68)
Ending balance March 31, 2016	$8,796	$20,904	$12,631	$18,323	$336	$927	$61,917

Three Months Ended March 31, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance January 1, 2015	$7,567	$17,722	$14,625	$10,920	$201	$785	$51,820
Charge-offs	(63)	(1,570)	(8,440)	(27)	(19)	(403)	(10,522)
Recoveries	70	26	983	22	23	325	1,449
Provision	160	(389)	8,789	1,307	(17)	120	9,970
(Improvement) impairment of loans acquired with deteriorated credit quality	(239)	(53)	—	—	1	—	(291)
Ending balance March 31, 2015	$7,495	$15,736	$15,957	$12,222	$189	$827	$52,426

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended March 31, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance October 1, 2015	$8,025	$18,014	$15,996	$13,952	$348	$865	$57,200
Charge-offs	(702)	(772)	(257)	(1,124)	(146)	(997)	(3,998)
Recoveries	339	491	639	124	70	532	2,195
Provision	1,240	3,260	(3,677)	5,371	64	527	6,785
(Impairment) improvement of loans acquired with deteriorated credit quality	(106)	(89)	(70)	—	—	—	(265)
Ending balance March 31, 2016	$8,796	$20,904	$12,631	$18,323	$336	$927	$61,917

Six Months Ended March 31, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance October 1, 2014	$8,342	$16,884	$10,550	$10,655	$264	$823	$47,518
Charge-offs	(120)	(1,652)	(8,524)	(27)	(57)	(831)	(11,211)
Recoveries	113	95	2,143	79	47	644	3,121
Provision	(190)	346	11,788	1,515	(41)	191	13,609
(Impairment) improvement of loans acquired with deteriorated credit quality	(650)	63	—	—	(24)	—	(611)
Ending balance March 31, 2015	$7,495	$15,736	$15,957	$12,222	$189	$827	$52,426

The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance. These tables (in thousands) are presented net of unamortized discount on acquired loans and excludes loans of $1.17 billion measured at fair value (and the associated credit mark embedded within the carrying value of these loans) with changes in fair value reported in earnings, loans held for sale of $5.9 million, and guaranteed loans of $129.8 million for March 31, 2016 and loans measured at fair value with changes in fair value reported in earnings of $1.12 billion, loans held for sale of $9.9 million, and guaranteed loans of $105.0 million for September 30, 2015.

As of March 31, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$3,731	$7,293	$5,932	$6,963	$56	$—	$23,975
Collectively evaluated for impairment	3,547	12,618	6,699	11,360	280	927	35,431
Loans acquired with deteriorated credit quality	1,518	993	—	—	—	—	2,511
Total allowance	$8,796	$20,904	$12,631	$18,323	$336	$927	$61,917

Financing Receivables
Individually evaluated for impairment	$12,487	$50,495	$33,374	$92,657	$261	$—	$189,274
Collectively evaluated for impairment	806,809	2,600,323	1,016,396	1,450,270	63,136	39,510	5,976,444
Loans acquired with deteriorated credit quality	72,778	18,591	2,130	1,480	1,050	—	96,029
Loans Outstanding	$892,074	$2,669,409	$1,051,900	$1,544,407	$64,447	$39,510	$6,261,747

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$2,783	$4,585	$5,624	$3,950	$50	$—	$16,992
Collectively evaluated for impairment	3,618	12,347	10,302	10,002	298	865	37,432
Loans acquired with deteriorated credit quality	1,624	1,082	70	—	—	—	2,776
Total allowance	$8,025	$18,014	$15,996	$13,952	$348	$865	$57,200

Financing Receivables
Individually evaluated for impairment	$13,106	$49,794	$62,158	$44,253	$193	$—	$169,504
Collectively evaluated for impairment	806,912	2,385,636	1,056,806	1,461,230	71,549	38,371	5,820,504
Loans acquired with deteriorated credit quality	82,189	20,710	2,759	1,538	1,271	—	108,467
Loans Outstanding	$902,207	$2,456,140	$1,121,723	$1,507,021	$73,013	$38,371	$6,098,475
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
The ALL for loans acquired with deteriorated credit quality (ASC 310-30 loans) totaled $2.5 million at March 31, 2016, compared to $2.8 million at September 30, 2015. During the three and six month period ended March 31, 2016, loan pools accounted for under ASC 310-30 had a net reversal of provision of $0.1 million and $0.3 million, respectively, as a result of increases in expected cash flows. Net provision reversals for the three and six month period ended March 31, 2015 totaled $0.3 million and $0.6 million, and were driven a result of increases in expected cash flows in the residential real estate pool.
For acquired loans not accounted for under ASC 310-20 (purchased non-credit impaired), the Company utilizes specific and collective reserve calculation methods similar to originated loans. The required ALL for these loans is included in the individually evaluated for impairment bucket of the ALL if the loan is rated substandard or worse, and in the collectively evaluated for impairment bucket for pass rated loans.
The reserve for unfunded loan commitments was $0.4 million at both March 31, 2016 and September 30, 2015 and is recorded in other liabilities on the consolidated balance sheets.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Loan pools are periodically reassessed to determine expected cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller, homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large individual loans that consider similar prepayment factors listed above for smaller homogeneous loans. The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the three and six months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Balance at beginning of period	$41,882	$46,342	$44,489	$50,889
Accretion	(2,261)	(3,222)	(4,590)	(8,009)
Reclassification from (to) nonaccretable difference	222	311	(56)	631
Disposals	—	—	—	(80)
Balance at end of period	$39,843	$43,431	$39,843	$43,431
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
The following table provides purchased credit impaired loans at March 31, 2016 and September 30, 2015 (in thousands):

	March 31, 2016			September 30, 2015
	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]
Residential real estate	$83,921	$72,778	$71,260	$93,979	$82,189	$80,565
Commercial real estate	94,831	18,591	17,598	97,302	20,710	19,628
Commercial non real estate	8,957	2,130	2,130	10,387	2,759	2,689
Agriculture	1,481	1,480	1,480	1,538	1,538	1,538
Consumer	1,150	1,050	1,050	1,368	1,271	1,271
Total lending	$190,340	$96,029	$93,518	$204,574	$108,467	$105,691

1    Represents the legal balance of loans acquired with deteriorated credit quality.
2    Represents the book balance of loans acquired with deteriorated credit quality.
3    Represents the book balance of loans acquired with deteriorated credit quality net of the related allowance for loan losses.

Due to improved cash flows of the purchased credit impaired loans, the reductions to allowance recognized on previous impairments were $0.1 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively and $0.3 million and $0.9 million for the six months ended March 31, 2016 and 2015, respectively.
7. FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the TierOne Bank acquisition, the Company is reimbursed for a portion of the losses incurred on covered assets. As covered assets are resolved, whether it be through repayment, short sale of the underlying collateral, the foreclosure on or sale of collateral, or the sale or charge-off of loans or OREO, any differences between the carrying value of the covered assets versus the payments received during the resolution process, that are reimbursable by the FDIC, are recognized as reductions in the FDIC indemnification asset. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC. The following table represents a summary of the activity related to the FDIC indemnification asset for the three and six months ended March 31, 2016 and 2015 (in thousands):

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Balance at beginning of period	$13,185	$22,162	$14,722	$26,678
Amortization	(895)	(2,060)	(1,927)	(4,593)
Changes in expected reimbursements from FDIC for changes in expected credit losses	1	2	(127)	(190)
Changes in reimbursable expenses	(78)	(207)	(427)	(363)
Payments (reimbursements) of covered losses from the FDIC	662	(2)	634	(1,637)
Balance at end of period	$12,875	$19,895	$12,875	$19,895
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
The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at March 31, 2016 and September 30, 2015 (in thousands).

	March 31, 2016
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,094,357	Liabilities	$10	$(74,155)
Mortgage loan commitments	32,556	Assets	52	—
Mortgage loan forward sale contracts	34,757	Liabilities	—	(52)

	September 30, 2015
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,087,505	Liabilities	$41	$(53,559)
Mortgage loan commitments	30,196	Assets	95	—
Mortgage loan forward sale contracts	36,655	Liabilities	—	(95)
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
Credit-risk-related contingent features
The Company has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty has the right to terminate the derivative positions and the Company would be required to settle its obligations under the agreements. As of March 31, 2016, the termination value of derivatives

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

in a net liability position related to these agreements was $77.1 million which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with its derivative counterparties and as of March 31, 2016, the Company had posted $86.1 million in eligible collateral.
The effect of derivatives on the consolidated statements of comprehensive income for the three and six months ended March 31, 2016 and 2015 (in thousands) was as follows:

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,		Six Months Ended March 31,
	Location of Gain (Loss) Recognized in Income	2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Interest rate swaps	Noninterest income	$(40,893)	$(21,698)	$(31,454)	$(46,303)
Mortgage loan commitments	Noninterest income	76	13	52	27
Mortgage loan forward sale contracts	Noninterest income	(76)	(13)	(52)	(27)
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
The following tables (in thousands) present the Company's total gross derivative assets and liabilities at March 31, 2016 and September 30, 2015, which are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements for the net reported amount in the consolidated balance sheets. These amounts are offset on the consolidated balance sheets.

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments[1]	Net Amount
March 31, 2016
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$10	$(10)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(74,155)	10	(74,145)	74,145	—
Total derivative financial liabilities	$(74,145)	$—	$(74,145)	$74,145	$—
1 The actual amount of collateral exceeds the fair value exposure, at the individual counterparty level, as of the date presented.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
September 30, 2015
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$41	$(41)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(53,559)	41	(53,518)	53,518	—
Total derivative financial liabilities	$(53,518)	$—	$(53,518)	$53,518	$—
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
Long-term loans and written loan commitments for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $68.8 million and $47.8 million at March 31, 2016 and September 30, 2015, respectively. The total unpaid principal balance of these long-term loans was approximately $1.09 billion and $1.07 billion at March 31, 2016 and September 30, 2015, respectively. The fair value of these loans and written loan commitments is included in total loans in the consolidated balance sheets and are grouped with commercial non real estate, commercial real estate, and agricultural loans in Note 4. The fair value of these written loan commitments was not material at March 31, 2016 and September 30, 2015, respectively. As of March 31, 2016 and September 30, 2015, there were $0.0 million and $1.5 million, respectively, of the noted loans which were greater than 90 days past due or in nonaccrual status.
Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported within the consolidated statements of comprehensive income are as follows for the three and six months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended				For the Six Months Ended
	March 31, 2016		March 31, 2015		March 31, 2016		March 31, 2015
	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value
Long-term loans and written loan commitments	$35,956	$35,956	$15,208	$15,208	$21,055	$21,055	$32,308	$32,308
For long-term loans and written loan commitments, $(0.4) million and $(1.2) million for the three months ended March 31, 2016 and 2015, respectively, and $(0.2) million and $0.5 million for the six months ended March 31, 2016 and 2015, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

10. Core Deposits and Other Intangibles
A summary of intangible assets subject to amortization is as follows (in thousands):

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Total
As of March 31, 2016
Gross carrying amount	$92,679	$8,464	$16,089	$117,232
Accumulated amortization	(92,260)	(4,418)	(14,852)	(111,530)
Net intangible assets	$419	$4,046	$1,237	$5,702
As of September 30, 2015
Gross carrying amount	$92,679	$8,464	$16,089	$117,232
Accumulated amortization	(92,073)	(4,136)	(13,904)	(110,113)
Net intangible assets	$606	$4,328	$2,185	$7,119
Amortization expense of intangible assets was $0.7 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively, and $1.4 million and $4.6 million for the six months ended March 31, 2016 and 2015, respectively.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows (in thousands):

Remaining in 2016	$1,405
2017	1,097
2018	564
2019	564
2020	564
2021 and thereafter	1,508
Total	$5,702

11. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $156.6 million and $180.6 million and fair value of approximately $156.7 million and $181.6 million at March 31, 2016 and September 30, 2015, respectively. In most cases, the Company over-collateralizes the repurchase agreements at 102% of total funds borrowed to protect the purchaser from changes in market value.  Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered. The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at March 31, 2016 and September 30, 2015 (in thousands).

	March 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
US Treasury and agency securities	$—	$—	$—	$—	$—
Mortgage-backed securities	143,329	—	—	2,944	146,273
Total repurchase agreements	$143,329	$—	$—	$2,944	$146,273

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
US Treasury and agency securities	$64,252	$—	$—	$—	$64,252
Mortgage-backed securities	118,147	—	—	2,872	121,019
Total repurchase agreements	$182,399	$—	$—	$2,872	$185,271

12. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at March 31, 2016 and September 30, 2015 (in thousands):

	March 31, 2016	September 30, 2015
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 0.43% to 3.66% and maturity dates from April 2016 to July 2023, collateralized by real estate loans and FHLB stock, with various call dates at the option of the FHLB	$370,000	$581,000
The Company has a $10.0 million revolving line of credit with Wells Fargo, which expires on July 30, 2016. The line of credit has an interest rate of 1 Mo LIBOR plus 200 basis points, with interest payable monthly. There is also an unused line fee of .20% on the unused portion which is payable quarterly. The interest rate was 2.44% at March 31, 2016. There were no outstanding advances on this line of credit at March 31, 2016 and September 30, 2015.
As of March 31, 2016, based on its Federal Home Loan Bank stock holdings, the combined aggregate additional borrowing capacity of the Company with the Federal Home Loan Bank was $976.8 million.
Principal balances of loans pledged to the Federal Home Loan Bank to collateralize notes payable totaled $2.27 billion and $2.29 billion at March 31, 2016 and September 30, 2015, respectively.
As of March 31, 2016, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows (in thousands):

Remaining in 2016	$60,000
2017	25,000
2018	25,000
2019	—
2020	—
2021 and thereafter	260,000
Total	$370,000

13. Profit-Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan (the Plan). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $0.6 million and $0.5 million to the Plan for the three months ended March 31, 2016 and 2015, respectively and $2.0 million and $1.8 million for the six months ended March 31, 2016 and 2015, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

14. Stock-Based Compensation
On September 26, 2014, the Board of Directors adopted, and on October 10, 2014, NAB, at that time our controlling shareholder, approved the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”), the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan (the “2014 Director Plan”), and the Great Western Bancorp, Inc. Executive Incentive Compensation Plan (the “Bonus Plan”), collectively ("the Plans"), which provide for the issuance of restricted share units and performance based share units to certain officers, employees and directors of the Company. The Plans were primarily established to enhance the Company’s ability to attract, retain and motivate employees. The Company’s Board of Directors, the Compensation Committee of the Board of Directors ("Compensation Committee"), or executive management upon delegation of the Compensation Committee has exclusive authority to select the employees and others, including directors, to receive the awards and to establish the terms and conditions of each award made pursuant to the Company’s stock-based compensation plans.
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
Stock based compensation is recognized based on the number of awards that are ultimately expected to vest. Forfeitures are estimated based on historical turnover experience of qualified employees. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of comprehensive income. For the three months ended March 31, 2016 and 2015, stock compensation expense was $0.7 million and $0.2 million, respectively. For the six months ended March 31, 2016 and 2015, stock compensation expense was $1.8 million and $0.7 million, respectively. Related income tax benefits recognized were $0.3 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively and $0.7 million and $0.3 million for the six months ended March 31, 2016 and 2015, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the Plans’ restricted share and performance-based stock award activity as of March 31, 2016 and September 30, 2015:

	March 31, 2016		September 30, 2015
Restricted Shares	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted shares, beginning of fiscal year	80,446	$18.18	—	$—
Granted	91,896	30.73	81,419	18.18
Vested and issued	(25,526)	18.06	—	—
Forfeited	(1,181)	24.69	(973)	18.00
Canceled	—	—	—	—
Restricted shares, end of period	145,635	$26.07	80,446	$18.18

Vested, but not issuable at end of period	24,480	$26.14	12,221	$18.00

Performance Shares
Performance shares, beginning of fiscal year	211,026	$18.00	—	$—
Granted	43,371	30.78	221,294	18.00
Vested and issued	(55)	18.00	—	—
Forfeited	(4,236)	19.22	(10,268)	18.00
Canceled	—	—	—	—
Performance shares, end of period	250,106	$20.20	211,026	$18.00
The number of performance shares granted is reflected in the above table at the 100% target performance level. The actual performance-based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 150% of the target amount. The outstanding number of performance shares reflected in the table represents the number of shares expected to be awarded based on estimated achievement of the goals as of March 31, 2016. The maximum number of performance-based shares that could be issued if performance is attained at 150% of target based on the grants made to date was approximately 375,159 shares at March 31, 2016.
As of March 31, 2016, there was $5.5 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.7 years. The fair value of the vested, but not issued stock awards at March 31, 2016, was $0.7 million.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and September 30, 2015 (in thousands):

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2016
U.S. Treasury securities	$230,837	$230,837	$—	$—
U.S. Agency securities	74,996	74,996	—	—
Mortgage-backed securities	1,015,350	—	1,015,350	—
States and political subdivision securities	1,458	—	—	1,458
Corporate debt securities	4,991	—	4,991	—
Other	1,053	—	1,053	—
Securities available for sale	$1,328,685	$305,833	$1,021,394	$1,458
Derivatives-assets	$52		$52	$—
Derivatives-liabilities	74,197	—	74,197	—
Fair value loans and written loan commitments	1,165,660	—	1,165,660	—

	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2015
U.S. Treasury securities	$254,797	$254,797	$—	$—
U.S. Agency securities	75,055	75,055	—	—
Mortgage-backed securities	989,600	—	989,600	—
States and political subdivision securities	1,850	—	15	1,835
Corporate debt securities	4,983	—	4,983	—
Other	1,042	—	1,042	—
Securities available for sale	$1,327,327	$329,852	$995,640	$1,835
Derivatives-assets	$95	$—	$95	$—
Derivatives-liabilities	53,613	—	53,613	—
Fair value loans and written loan commitments	1,118,687	—	1,118,687	—
The following table presents the changes in Level 3 financial instruments for the three and six months ended March 31, 2016 and 2015 (in thousands):

Other Securities Available for Sale	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Balance, beginning of period	$1,458	$1,958	$1,835	$2,029
Principal paydown	—	—	(77)	(71)
Realized loss on securities	—	—	(300)	—
Balance, end of period	$1,458	$1,958	$1,458	$1,958
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and September 30, 2015 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2016
Other real estate owned	$1,068	$—	$—	$1,068
Impaired loans	165,924	—	—	165,924
Loans held for sale, at lower of cost or fair value	5,918	—	5,918	—

As of September 30, 2015
Other real estate owned	$8,826	$—	$—	$8,826
Impaired loans	153,318	—	—	153,318
Loans held for sale, at lower of cost or fair value	9,867	—	9,867	—

The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at March 31, 2016 were as follows (in thousands):

Financial Instrument	Fair Value of Assets / (Liabilities) at March 31, 2016	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Other real estate owned	$1,068	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	$165,924	Appraisal value	Property specific adjustment	N/A	N/A

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for balance sheet instruments as of March 31, 2016 and September 30, 2015, are as follows (in thousands):

		March 31, 2016		September 30, 2015
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	Level 1	$174,401	$174,401	$237,770	$237,770
Loans, net excluding fair valued loans and loans held for sale	Level 3	6,324,293	6,300,553	6,139,444	6,120,262
Accrued interest receivable	Level 2	39,487	39,487	44,077	44,077
Federal Home Loan Bank stock	Level 2	27,127	27,127	35,745	35,745

Liabilities
Deposits	Level 2	$7,712,729	$7,711,376	$7,387,065	$7,385,894
FHLB advances and other borrowings	Level 2	370,000	373,559	581,000	584,261
Securities sold under repurchase agreements	Level 2	146,273	146,273	185,271	185,271
Accrued interest payable	Level 2	3,987	3,987	4,006	4,006
Subordinated debentures and subordinated notes payable	Level 2	90,764	91,764	90,727	91,305
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
The following information was used in the computation of basic earnings per share (EPS) for the three and six months ended March 31, 2016 and 2015 (in thousands except share data).

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income	$30,674	$19,724	$61,135	$46,421

Weighted average common shares outstanding	55,269,557	57,898,335	55,261,634	57,897,059
Dilutive effect of stock based compensation	139,319	18,467	139,530	9,234
Weighted average common shares outstanding for diluted earnings per share calculation	55,408,876	57,916,802	55,401,164	57,906,293

Basic earnings per share	$0.56	$0.34	$1.11	$0.80
Diluted earnings per share	$0.55	$0.34	$1.10	$0.80
The Company had 36,696 and 30,909 shares of unvested performance stock as of March 31, 2016 and 2015, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 174,415 and 152,827 shares of anti-dilutive stock awards outstanding as of March 31, 2016 and 2015, respectively.

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
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended March 31, 2016 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended March 31, 2015.

Tax Equivalent Presentation
All references to net interest income, net interest margin, interest income on loans other than loans acquired with deteriorated credit quality, yield on loans acquired with deteriorated credit quality and the related non-GAAP adjusted measure of each item are presented on a fully-tax equivalent basis unless otherwise noted.
Overview
We are a full-service regional bank holding company focused on relationship-based business and agribusiness banking. We serve our customers through 155 branches in attractive markets in seven states: South Dakota, Iowa, Nebraska, Colorado, Arizona, Kansas and Missouri. On January 30, 2016, we closed 3 branch locations within our banking footprint. We do not believe this will have a material impact on our customers or on our business as a whole.
Our bank was established more than 80 years ago and we have achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. By leveraging our business and agribusiness focus, presence in attractive markets, highly efficient operating model and robust approach to risk management, we have achieved significant and profitable growth—both organically and through disciplined acquisitions. We provide financial results based on a fiscal year ending September 30 as a single reportable segment.
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

Net income was $30.7 million for the second quarter of fiscal year 2016, an increase of $11.0 million, or 55.5%, compared to the second quarter of fiscal year 2015. The increase was primarily attributable to higher loan interest income driven by 7.3% growth in average loans outstanding between the periods and a reduction in the provision for loan losses. Fiscal year-to-date net income was $61.1 million, compared to $46.4 million for the same period of fiscal year 2015.

Our efficiency ratio remained strong during the quarter at 45.5%, compared to 51.7% for the same quarter of fiscal year 2015, driven by an 8.9% increase in total revenue and a 4.3% reduction in tangible noninterest expense. Our efficiency ratio is 45.3% on a fiscal year-to-date basis. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Net interest margin was 3.99%, 3.98% and 3.89%, respectively, for the quarters ended March 31, 2016, December 31, 2015 and March 31, 2015 and 3.99% and 3.90%, respectively for the six months ended March 31, 2016 and March 31, 2015. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.75%, 3.73% and 3.64%, respectively, and 3.74% and 3.66%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin were 10 and 11 basis points higher, respectively, compared to the same quarter of fiscal year 2015, primarily as a result of asset growth and mix, including the growth in average loans as a proportion of interest earning assets and a lower average balance of cash and due from banks. Total cost of deposits was 1 basis point lower in the current quarter compared to the same quarter of fiscal year 2015. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Net income for the quarter represents earnings per diluted common share of $0.55, compared to $0.34 in the comparable period, and was $1.10 fiscal year-to-date compared to $0.80 for the same period in fiscal year 2015. On April 28, 2016, our board of directors declared a dividend of $0.14 per common share payable on May 24, 2016 to owners of record as of the close of business on May 10, 2016.
During the quarter we experienced both loan and deposit growth. Total loans increased $27.1 million, or 0.4%, during the quarter to $7.56 billion at March 31, 2016, bringing fiscal year-to-date growth to $232.6 million, or 3.2%. The net growth during the quarter was primarily driven by $116.0 million of growth in commercial real estate loans, partially offset by a $69.3 million decline in agriculture loans, which was consistent with management's expectations at the end of the first fiscal quarter that certain borrowers would repay lines of credit used for tax planning purposes at calendar year-end. Deposits increased to $7.71 billion at March 31, 2016, an increase of $50.1 million, or 0.7% during the quarter, and by $325.7 million, or 4.4%, compared to September 30, 2015. Both business and consumer deposit balances grew during the quarter, partially offset by a reduction in public funds deposits.
At March 31, 2016, nonaccrual loans, including loans acquired with deteriorated credit quality, were $55.0 million, with $4.4 million of the balance covered by FDIC loss-sharing arrangements. Total nonaccrual loans increased by $0.6 million during the quarter and decreased by $13.3 million compared to September 30, 2015. At March 31, 2016, the OREO balance was $12.2 million, a decrease of $3.3 million, or 21.3%, compared to prior quarter and a decrease of $3.7 million, or 23.3%, compared to September 30, 2015.
Loans on "Watch" status were $333.6 million at March 31, 2016, an increase of $23.2 million, or 7.5%, compared to September 30, 2015, driven by increases in the agriculture and commercial real estate segments. Loans on "Substandard" status increased by $38.5 million, or 21.0%, to $222.2 million. The increase in agriculture "Watch" loans was due in large part to the annual renewals completed through the quarter, which is a normal seasonal increase for this segment, and also reflects the lower grain price impacts. Management continues to believe that strong secondary sources of payment exist for the majority of Substandard loans, providing additional safeguards in the event that customers' operating cash flows cease to cover debt service obligations.
Net charge-offs for the second quarter of fiscal year 2016 were comprised of $3.3 million of charge-offs, partially offset by $1.4 million of recoveries. For the comparable period in fiscal year 2015, net charge-offs of $9.1 million were recognized. The ratio of ALL to total loans was 0.82% at March 31, 2016, up from 0.78% at September 30, 2015 and 0.74% at March 31, 2015. During the second quarter of 2016, the specific reserve portion of the ALL increased due to credit deterioration in a small number of relationships, while the general portion of the ALL decreased due to the continued lowering of historical net charge-off rates.

Our capital position is strong and stable, with Tier 1 capital, total capital and Tier 1 leverage ratios of 11.1%, 12.4% and 9.5%, respectively, at March 31, 2016, compared to 10.9%, 12.1% and 9.1%, respectively, at September 30, 2015. In addition, our Common Equity Tier 1 ratio was 10.4% at March 31, 2016 and 10.1% at September 30, 2015. Our tangible common equity to tangible assets ratio was 8.7% at March 31, 2016 and 8.3% at September 30, 2015. For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

Key Factors Affecting Our Business and Financial Statements
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, our business and results of operations are impacted by several key factors, including economic conditions, interest rates, asset quality and loss-sharing arrangements, banking laws and regulations, competition, our operational efficiency, goodwill and amortization of other intangible assets and accounting for loans and interest rate swaps at fair value.  There have been no material changes to these factors except as otherwise supplemented within this Quarterly Report on Form 10-Q for the six months ended March 31, 2016 and within our Quarterly Report on Form 10-Q for the three months ended December 31, 2015.
Results of Operations—Three and Six Month Periods Ended March 31, 2016 and 2015

Overview
The following table highlights certain key financial and performance information for the periods ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
	(dollars in thousands, except per share amounts)
Operating Data:
Interest and dividend income (FTE)	$96,098	$89,794
Interest expense	7,969	7,579
Noninterest income	8,999	6,936
Noninterest expense	44,855	48,438
Provision for loan losses	2,631	9,679
Net income	30,674	19,724
Earnings per common share - basic	$0.56	$0.34
Earnings per common share - diluted	0.55	0.34

Performance Ratios:
Net interest margin (FTE)	3.99%	3.89%
Adjusted net interest margin (FTE)(1)	3.75%	3.64%
Return on average total assets	1.24%	0.83%
Return on average common equity	8.3%	5.5%
Return on average tangible common equity(1)	16.0%	11.8%
Efficiency ratio(1)	45.5%	51.7%

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

	For the six months ended March 31,
	2016	2015
	(dollars in thousands, except per share amounts)
Operating Data:
Interest and dividend income (FTE)	$191,409	$181,876
Interest expense	15,496	15,248
Noninterest income	17,642	14,836
Noninterest expense	89,075	95,529
Provision for loan losses	6,520	12,998
Net income	61,135	46,421
Earnings per common share - basic	$1.11	$0.80
Earnings per common share - diluted	1.10	0.80

Performance Ratios:
Net interest margin (FTE)	3.99%	3.90%
Adjusted net interest margin (FTE)(1)	3.74%	3.66%
Return on average total assets	1.24%	0.96%
Return on average common equity	8.3%	6.4%
Return on average tangible common equity(1)	16.1%	13.8%
Efficiency ratio(1)	45.3%	50.1%

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

Net Interest Income
The following tables present net interest income, net interest margin and adjusted net interest margin for the three and six month periods ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
	(dollars in thousands)
Net interest income:
Total interest and dividend income (FTE)	$96,098	$89,794
Less: Total interest expense	7,969	7,579
Net interest income (FTE)	88,129	82,215
Less: Provision for loan losses	2,631	9,679
Net interest income after provision for loan losses (FTE)	$85,498	$72,536

Net interest margin (FTE) and adjusted net interest margin (FTE):
Average interest-earning assets	$8,892,465	$8,560,477
Average interest-bearing liabilities	$8,330,152	$8,106,234
Net interest margin (FTE)	3.99%	3.89%
Adjusted net interest margin (FTE)(1)	3.75%	3.64%

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

	For the six months ended March 31,
	2016	2015
	(dollars in thousands)
Net interest income:
Total interest and dividend income (FTE)	$191,409	$181,876
Less: Total interest expense	15,496	15,248
Net interest income (FTE)	175,913	166,628
Less: Provision for loan losses	6,520	12,998
Net interest income after provision for loan losses (FTE)	$169,393	$153,630

Net interest margin (FTE) and adjusted net interest margin (FTE):
Average interest-earning assets	$8,828,558	$8,558,582
Average interest-bearing liabilities	$8,289,604	$8,131,966
Net interest margin (FTE)	3.99%	3.90%
Adjusted net interest margin (FTE)(1)	3.74%	3.66%

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.

Net interest income was $88.1 million for the second quarter of fiscal year 2016 compared to $82.2 million for the same quarter in fiscal year 2015, an increase of 7.2%. The increase was primarily attributable to higher loan interest income driven by 7.3% growth in average loans outstanding between the periods. Net interest margin was 3.99% for the second quarter of fiscal year 2016, compared with 3.89% for the same period in fiscal year 2015. Adjusted net interest margin was 3.75% and 3.64%, respectively, for the same periods. Net interest margin and adjusted net interest margin were 10 and 11 basis points higher, respectively, compared to the same quarter of fiscal year 2015, primarily as a result of asset growth and mix, including the growth in average loans as a proportion of interest earning assets and a lower average balance of cash and due from banks. Total cost of deposits was 1 basis point lower in the current quarter compared to the same quarter of fiscal year 2015. For more information on our adjusted net interest margin and adjusted net interest income, including a reconciliation of each to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" below.
Net interest income was $175.9 million for the first six months of fiscal year 2016 compared to $166.6 million for the same quarter in fiscal year 2015, an increase of 5.6%. The increase was driven by higher loan interest income attributable to loan growth and lower deposit interest expense resulting from a lower costs of deposits. Net interest margin was 3.99% for the six months of fiscal year 2016, compared with 3.90% for the same period in fiscal year 2015. Adjusted net interest margin was 3.74% and 3.66%, respectively, for the same periods. Net interest margin and adjusted net interest margin were 9 and 8 basis points higher, respectively, compared to the same quarter of fiscal year 2015, primarily as a result of a 2 basis point decrease in cost of deposits and a change in asset mix away from lower-yielding cash. On a sequential quarter basis, the yield on total loans remained stable at 4.85% while the cost of deposits increased 2 basis points to 0.32%, the yield on investment securities decreased by 1 basis point and cost of FHLB borrowings remained stable at 0.76%.
The following table presents the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three month periods. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $655.0 million at March 31, 2016 and $539.1 million at March 31, 2015, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected below has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. Loans acquired with deteriorated credit quality represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Loans other than loans acquired with deteriorated credit quality represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	For the three months ended
	March 31, 2016			March 31, 2015
	Average Balance	Interest (FTE)	Yield / Cost[1]	Average Balance	Interest (FTE)	Yield / Cost[1]
Assets
Cash and due from banks	$75,063	$94	0.50%	$265,929	$160	0.24%
Investment securities	1,347,922	6,021	1.80%	1,334,460	5,650	1.72%
Loans, other than loans acquired with deteriorated credit quality, net (2)	7,371,600	88,325	4.82%	6,828,510	81,907	4.86%
Loans acquired with deteriorated credit quality, net	97,880	1,658	6.81%	131,578	2,077	6.40%
Loans, net	7,469,480	89,983	4.85%	6,960,088	83,984	4.89%
Total interest-earning assets	8,892,465	96,098	4.35%	8,560,477	89,794	4.25%
Noninterest-earning assets	1,031,022			1,090,176
Total assets	$9,923,487	$96,098	3.89%	$9,650,653	$89,794	3.77%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,373,728			$1,282,530
NOW, MMDA and savings deposits	4,925,930	$3,856	0.31%	4,447,606	$3,266	0.30%
CDs	1,288,775	2,173	0.68%	1,567,763	2,718	0.70%
Total deposits	7,588,433	6,029	0.32%	7,297,899	5,984	0.33%
Securities sold under agreements to repurchase	161,188	132	0.33%	182,386	150	0.33%
FHLB advances and other borrowings	489,773	929	0.76%	528,571	893	0.69%
Related party notes payable	—	—	—%	41,295	227	2.23%
Subordinated debentures and subordinated notes payable	90,758	879	3.90%	56,083	325	2.35%
Total borrowings	741,719	1,940	1.05%	808,335	1,595	0.80%
Total interest-bearing liabilities	8,330,152	$7,969	0.38%	8,106,234	$7,579	0.38%
Noninterest-bearing liabilities	104,937			86,288
Stockholders' equity	1,488,398			1,458,131
Total liabilities and stockholders' equity	$9,923,487			$9,650,653
Net interest spread			3.51%			3.39%
Net interest income and net interest margin (FTE)		$88,129	3.99%		$82,215	3.89%
Less: Tax equivalent adjustment		$1,791			$1,590
Net interest income and net interest margin - ties to Consolidated Statements of Comprehensive Income		$86,338	3.90%		$80,625	3.82%

[1] Annualized for all partial-year periods.
[2] Interest income includes $0.1 million and $0.1 million for the second quarter of fiscal year 2016 and 2015, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

	For the six months ended
	March 31, 2016			March 31, 2015
	Average Balance	Interest (FTE)	Yield / Cost[1]	Average Balance	Interest (FTE)	Yield / Cost[1]
Assets
Cash and due from banks	$88,049	$169	0.38%	$354,415	$444	0.25%
Investment securities	1,357,139	12,234	1.80%	1,335,348	11,600	1.74%
Loans, other than loans acquired with deteriorated credit quality, net (2)	7,282,371	175,718	4.83%	6,727,508	164,783	4.91%
Loans acquired with deteriorated credit quality, net	100,999	3,288	6.51%	141,311	5,049	7.17%
Loans, net	7,383,370	179,006	4.85%	6,868,819	169,832	4.96%
Total interest-earning assets	8,828,558	191,409	4.34%	8,558,582	181,876	4.26%
Noninterest-earning assets	1,039,527			1,097,254
Total assets	$9,868,085	$191,409	3.88%	$9,655,836	$181,876	3.78%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,382,340			$1,387,396
NOW, MMDA and savings deposits	4,841,681	$7,228	0.30%	4,298,739	$5,918	0.28%
CDs	1,319,942	4,466	0.68%	1,625,814	6,081	0.75%
Total deposits	7,543,963	11,694	0.31%	7,311,949	11,999	0.33%
Securities sold under agreements to repurchase	169,126	271	0.32%	175,111	296	0.34%
FHLB advances and other borrowings	485,767	1,845	0.76%	547,528	1,839	0.67%
Related party notes payable	—	—	—%	41,295	459	2.23%
Subordinated debentures and subordinated notes payable	90,748	1,686	3.72%	56,083	655	2.34%
Total borrowings	745,641	3,802	1.02%	820,017	3,249	0.79%
Total interest-bearing liabilities	8,289,604	$15,496	0.37%	8,131,966	$15,248	0.38%
Noninterest-bearing liabilities	102,057			77,886
Stockholders' equity	1,476,424			1,445,984
Total liabilities and stockholders' equity	$9,868,085			$9,655,836
Net interest spread			3.51%			3.40%
Net interest income and net interest margin (FTE)		$175,913	3.99%		$166,628	3.90%
Less: Tax equivalent adjustment		$3,617			$3,094
Net interest income and net interest margin - ties to Consolidated Statements of Comprehensive Income		$172,296	3.90%		$163,534	3.83%

[1] Annualized for all partial-year periods.
[2] Interest income includes $0.2 million and $0.2 million for the second quarter of fiscal year 2016 and 2015, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

Interest and Dividend Income

The following tables present interest and dividend income for the three and six month periods ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(dollars in thousands)
Interest and dividend income:
Loans (FTE)	$89,983	$83,984
Taxable securities	5,787	5,379
Nontaxable securities	12	13
Dividends on securities	222	258
Federal funds sold and other	94	160
Total interest and dividend income (FTE)	96,098	89,794
Tax equivalent adjustment	1,791	1,590
Total interest and dividend income (GAAP)	$94,307	$88,204

	Six months ended March 31,
	2016	2015
	(dollars in thousands)
Interest and dividend income:
Loans (FTE)	$179,006	$169,832
Taxable securities	11,774	11,066
Nontaxable securities	24	26
Dividends on securities	436	508
Federal funds sold and other	169	444
Total interest and dividend income (FTE)	191,409	181,876
Tax equivalent adjustment	3,617	3,094
Total interest and dividend income (GAAP)	$187,792	$178,782

Total interest and dividend income consists primarily of interest income on loans and interest and dividend income on our investment portfolio. Total interest and dividend income was $96.1 million for the second quarter of fiscal year 2016, compared to $89.8 million for the same period of fiscal year 2015, an increase of 7.0%. Total interest and dividend income was $191.4 million for the first six months of fiscal year 2016, compared to $181.9 million for the same period of fiscal year 2015, an increase of 5.2%. Significant components of interest and dividend income are described in further detail below.
Loans. Interest income on all loans increased to $90.0 million in second quarter of fiscal year 2016 from $84.0 million in the second quarter of fiscal year 2015, an increase of 7.1% between the two periods. Average net loan balances for the second quarter of fiscal year 2016 were $7.47 billion, representing a 7.3% increase compared to the same period in fiscal year 2015. The net loan growth during the quarter was primarily driven by $116.0 million of growth in commercial real estate loans, partially offset by a $69.3 million decline in agriculture loans, which was consistent with management's expectations at the end of the first fiscal quarter that certain borrowers would repay lines of credit used for tax planning purposes at calendar year-end. CRE loan growth during the quarter was distributed across the non-owner-occupied, owner-occupied and construction and development subsegments and represents a diverse range of projects with a continued focus on limiting exposure to land development and other projects that are speculative in nature.

Interest income on loans acquired with deteriorated credit quality decreased $0.4 million between the two periods, primarily driven by lower loan balances within the portfolio.
Interest income on all loans increased to $179.0 million in the first six months of fiscal year 2016 from $169.8 million in the same period of fiscal year 2015, an increase of 5.4% between the two periods. Average net loan balances for the first six months of fiscal year 2016 were $7.38 billion, representing a 7.5% increase compared to the same period in fiscal year 2015. Growth was again focused in the CRE ($232.3 million or 8.2% growth for the first six months of fiscal year 2016) segment of the portfolio. Interest income on loans acquired with deteriorated credit quality decreased $1.8 million between the two periods, primarily driven by lower loan balances within the portfolio.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on loans, other than loans acquired with deteriorated credit quality, was 4.82% for the second quarter of fiscal year 2016, a decrease of 4 basis points compared to 4.86% for the same period in fiscal year 2015. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on loans, other than loans acquired with deteriorated credit quality, was 4.54% for the current quarter, a 1 basis point decrease compared to the second quarter of fiscal year 2015. These decreases continue to be attributable to the competitive interest rate environment for high quality commercial and agricultural credits across our footprint and a prolonged rate cycle with very low short-term rates. The average tax equivalent yield on loans, other than loans acquired with deteriorated credit quality, was 4.53% for the first six months of fiscal year 2016, a decrease of 7 basis points compared to 4.60% for the same period in fiscal year 2015.
The average duration, net of interest rate swaps, of the loan portfolio was a relatively short 1.2 years as of March 31, 2016. Approximately 50%, or $3.75 billion, of the portfolio is comprised of fixed rate loans, of which $1.17 billion of loans are fixed rate loans with an original term of 5 years or greater for which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. Of the remaining floating rate loans in the portfolio, approximately 64% are indexed to Wall Street Journal Prime, 19% to 5-year Treasuries and the balance to various other indices. These loans have an average interest rate floor 79 bps above market rates.
Loan-related fee income of $2.3 million is included in interest income for both the second quarter of fiscal year 2016 and the same period in fiscal year 2015. Loan-related fee income of $4.8 million is included in interest income for the first six months of fiscal year 2016 compared to $4.5 million for the same period in fiscal year 2015. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $0.9 million and $2.1 million for the second quarter of fiscal years 2016 and 2015, respectively, and $1.9 million and $4.6 million for the first six months of fiscal years 2016 and 2015, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.36 billion as of March 31, 2016. Interest and dividend income on investments includes income earned on investment securities and FHLB stock. Interest and dividend income on investments increased by 6.6% to $6.0 million in the second quarter of fiscal year 2016 from $5.6 million in the second quarter of fiscal year 2015, driven by an increase in average balances and a yield increase from 1.72% to 1.80% over the same period. Interest and dividend income on investments increased by 5.5% to $12.2 million in the first six months of fiscal year 2016 from $11.6 million in the same period of fiscal year 2015, driven by an increase in average balances and a yield increase from 1.74% to 1.80% over the same period.
The weighted average life of the portfolio was 3.2 years and 3.1 years at March 31, 2016 and September 30, 2015, respectively. Average investments represented 15.2% and 15.6% of total average interest-earning assets for second quarters of fiscal years 2016 and 2015, respectively, and 15.4% and 15.6% for the first six months of fiscal year 2016 and 2015, respectively.

Interest Expense
The following tables present interest expense for the periods ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(dollars in thousands)
Interest expense:
Deposits	$6,029	$5,984
Securities sold under agreements to repurchase	132	150
FHLB advances and other borrowings	929	893
Related party notes payable	—	227
Subordinated debentures and subordinated notes payable	879	325
Total interest expense	$7,969	$7,579

	Six months ended March 31,
	2016	2015
	(dollars in thousands)
Interest expense:
Deposits	$11,694	$11,999
Securities sold under agreements to repurchase	271	296
FHLB advances and other borrowings	1,845	1,839
Related party notes payable	—	459
Subordinated debentures and subordinated notes payable	1,686	655
Total interest expense	$15,496	$15,248
Total interest expense increased to $8.0 million in the second quarter of fiscal year 2016 from $7.6 million in the same quarter in fiscal year 2015, an increase of 5.1%, mostly due to an increase in subordinated note rates paid. The average cost of total interest-bearing liabilities was 0.38% for the second quarter of fiscal year 2016, compared to 0.38% for the same period in fiscal year 2015. Total interest expense increased to $15.5 million for the first six months of fiscal year 2016 from $15.2 million in the same period in fiscal year 2015, an increase of 1.6%, mostly due to an increase in subordinated note rates paid. We issued $35.0 million of subordinated notes in July 2015 at an interest rate of 4.875% per annum, and used the proceeds and other cash to pay off lower-cost borrowing from our former parent. The average cost of total interest-bearing liabilities was 0.37% for the first six months of fiscal year 2016, compared to 0.38% for the same period in fiscal year 2015. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of checking accounts, MMDAs, NOW accounts, savings accounts and CDs, was $6.0 million for both the second quarter of fiscal year 2016 and the second quarter of fiscal year 2015. Average deposit balances were $7.59 billion and $7.30 billion, respectively, for the same periods. The cost of deposits improved to 0.32% in the second quarter of fiscal year 2016 from 0.33% in the comparable quarter. Interest expense on deposits was $11.7 million for the first six months of fiscal year 2016 compared with $12.0 million in the same period in fiscal year 2015, a decrease of $0.3 million, or 2.5%. Average deposit balances were $7.54 billion and $7.31 billion, respectively, for the same periods. The cost of deposits improved to 0.31% in the first six months of fiscal year 2016 from 0.33% in the same period in fiscal year 2015.
Average non-interest-bearing demand account balances comprised 18.1% of average total deposits for the current quarter, compared with 17.6% for the comparable quarter. Total average other liquid accounts, consisting of money market and savings accounts, increased to 64.9% of total average deposits for the current quarter, compared to 60.9% of total average deposits for the comparable quarter, while CD accounts represented 17.0% of average total deposits in the current quarter, compared to 21.5% in the comparable quarter. These trends in the composition of our deposit portfolio represent a continuation of our strategy over the last four fiscal years to move away from more costly CD accounts toward more cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature. This transition, as well as continued low benchmark interest rates, have driven a significant decrease in our cost of deposits over that time frame.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $0.9 million for the second quarter of fiscal year 2016 and $0.9 million for the comparable quarter in 2015, reflecting a weighted average cost of 0.76% and 0.69% as of March 31, 2016 and 2015, respectively. Our average balance for FHLB advances and other borrowings decreased to $489.8 million in the current quarter compared to $528.6 million in the comparable quarter. Interest expense on FHLB advances and other borrowings was $1.8 million for both the first six months of fiscal year 2016 and the same period in fiscal year 2015, representing a weighted average cost of 0.76% and 0.67%, respectively. The amount of FHLB advances outstanding has decreased as a result of liquidity created by deposit growth. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 5.9% for the current quarter compared to 6.5% for the comparable quarter. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. Our total outstanding FHLB advances were $370.0 million at March 31, 2016, compared to $581.0 million at September 30, 2015. The weighted average contractual rate paid on our FHLB advances was 0.68% at March 31, 2016, and 0.61% at September 30, 2015. The average tenor of our FHLB advances was 57 months and 60 months at March 31, 2016 and September 30, 2015, respectively.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At March 31, 2016, we had pledged $2.29 billion of loans to the FHLB, against which we had borrowed $370.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding subordinated debentures was $0.9 million in second quarter of fiscal year 2016 and $0.3 million in the comparable quarter in fiscal year 2015. Interest expense for the first six months of fiscal year 2016 was $1.7 million and $0.7 million for the comparable period in 2015. At March 31, 2016, the weighted average contractual rate on outstanding subordinated notes was 4.88% compared to 2.39% at September 30, 2015. The increase in interest expense and weighted average contractual rate was due to the payoff of the NAB subordinated debentures which had a lower interest rate than the new private placement subordinated debentures issued in the fourth quarter of fiscal year 2015.
Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase represent retail repurchase agreements with customers and represent a small portion of our overall funding profile. The interest expense associated with this class of liabilities remained largely consistent between the current quarter and comparable quarter.
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

	Current Quarter vs Comparable Quarter
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and due from banks	$(163)	$97	$(66)
Investment securities	70	301	371
Loans, other than acquired with deteriorated credit quality	7,289	(871)	6,418
Loans, acquired with deteriorated credit quality	(544)	125	(419)
Loans	6,745	(746)	5,999
Total increase (decrease)	6,652	(348)	6,304
Increase (decrease) in interest expense:
NOW, MMDA & savings deposits	392	198	590
CDs	(449)	(96)	(545)
Securities sold under agreements to repurchase	(16)	(2)	(18)
FHLB advances and other borrowings	(64)	100	36
Related party notes payable	(227)	—	(227)
Subordinated debentures and subordinated notes payable	269	285	554
Total increase (decrease)	(95)	485	390
Increase (decrease) in net interest income (FTE)	$6,747	$(833)	$5,914

	Current 6 month period vs Comparable 6 month period
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and due from banks	$(436)	$161	$(275)
Investment securities	214	420	634
Loans, other than acquired with deteriorated credit quality	14,140	(3,205)	10,935
Loans, acquired with deteriorated credit quality	(1,325)	(436)	(1,761)
Loans	12,815	(3,641)	9,174
Total increase (decrease)	12,593	(3,060)	9,533
Increase (decrease) in interest expense:
NOW, MMDA & savings deposits	808	502	1,310
CDs	(1,053)	(562)	(1,615)
Securities sold under agreements to repurchase	(9)	(16)	(25)
FHLB advances and other borrowings	(215)	221	6
Related party notes payable	(459)	—	(459)
Subordinated debentures and subordinated notes payable	531	500	1,031
Total increase (decrease)	(397)	645	248
Increase (decrease) in net interest income (FTE)	$12,990	$(3,705)	$9,285

Provision for Loan Losses

We recognized provision for loan losses of $2.6 million for the second quarter of fiscal year 2016 compared to a provision for loan losses of $9.7 million for the comparable period in fiscal year 2015, a decrease of $7.0 million between the periods. The second quarter of fiscal year 2015 included net charge-offs of $9.1 million primarily relating to a small number of Commercial & Industrial ("C&I") exposures that deteriorated during that quarter. During the second quarter of fiscal year 2016, the specific reserve portion of the ALL increased due to credit deterioration in a small number of relationships, while the general portion of the ALL decreased due to the continued lowering of historical net charge-off rates. Provision for loan losses was $6.5 million for the first six months of fiscal year 2016 compared to $13.0 million for the comparable period in 2015. All loans acquired with deteriorated credit quality for which we recognized improvements or impairments in the periods presented are covered by FDIC loss-sharing arrangements. We did not record any meaningful provision for loans covered by FDIC loss-sharing arrangements related to loans other than loans acquired with deteriorated credit quality in any of the periods presented.

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(dollars in thousands)
Provision for loan losses, core *	$2,699	$9,970	$6,785	$13,609
Provision for loan losses, loans acquired with deteriorated credit quality	(68)	(291)	(265)	(611)
Provision for loan losses, total	$2,631	$9,679	$6,520	$12,998

* As presented above, the core loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.

Total Credit-Related Charges

We recognized other credit-related charges during the quarter that were lower compared to the same quarter in fiscal year 2015. We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and comparable quarter, is helpful to understanding the overall impact on our quarterly results of operations. Net OREO charges include OREO operating costs, valuation adjustments and (loss) gain on sale of OREO properties, each of which entered OREO as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect expected credit losses in the portfolio.

		For the three months ended:
Item	Included within F/S Line Item(s):	March 31, 2016	December 31, 2015	March 31, 2015
		(Dollars in thousands)
Provision for loan losses	Provision for loan losses	$2,631	$3,889	$9,679
Net OREO charges	Net loss (gain) on repossessed property and other related expenses	210	(110)	2,634
(Recovery) reversal of interest income on nonaccrual loans	Interest income on loans	(45)	(140)	517
Loan fair value adjustment related to credit	Net increase (decrease) in fair value of loans at fair value	(237)	(189)	1,184
Total		$2,559	$3,450	$14,014

Noninterest Income
The following tables presents noninterest income for the periods ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(dollars in thousands)
Non-interest income:
Service charges and other fees	$10,316	$8,871
Wealth management fees	1,668	1,825
Net gain on sale of loans	1,204	1,580
Net gain on sale of securities	24	—
Other	725	1,150
Subtotal, product and service fees	13,937	13,426
Net increase in fair value of loans at fair value	35,955	15,208
Net realized and unrealized (loss) on derivatives	(40,893)	(21,698)
Subtotal, loans at fair value and related derivatives	(4,938)	(6,490)
Total noninterest income	$8,999	$6,936

	Six months ended March 31,
	2016	2015
	(dollars in thousands)
Non-interest income:
Service charges and other fees	$20,782	$19,269
Wealth management fees	3,280	3,782
Net gain on sale of loans	2,474	3,124
Net gain (loss) on sale of securities	(330)	51
Other	1,836	2,605
Subtotal, product and service fees	28,042	28,831
Net increase in fair value of loans at fair value	21,054	32,308
Net realized and unrealized (loss) on derivatives	(31,454)	(46,303)
Subtotal, loans at fair value and related derivatives	(10,400)	(13,995)
Total noninterest income	$17,642	$14,836
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
Noninterest income was $9.0 million for the second quarter of fiscal year 2016, compared to $6.9 million for the comparable period in fiscal year 2015, an increase of $2.1 million, or 29.7%. This increase was mostly driven by a net $1.6 million improvement in our loans held at fair value and related derivatives and a $0.5 million increase in product and service fees compared to the same period in fiscal year 2015. Noninterest income for the first six months of fiscal year 2016 was $17.6 million, an increase of $2.8 million, or 18.9%, compared to the same period in fiscal year 2015. This increase was mostly driven by a net increase of $3.6 million in our loans held at fair value and related derivatives, partially offset by a $0.8 million reduction in product and service fees compared to the same period in fiscal year 2015.

Product and Service Fees. We recognized $13.9 million of noninterest income related to product and service fees in the second quarter of fiscal year 2016, an increase of $0.5 million, or 3.8%, compared to the same period in fiscal year 2015. The increase was mainly due to a $1.4 million increase in service charges and other fees, partially offset by a $0.2 million decrease in wealth management fees, a $0.4 million decrease in net gain on sale of loans and a $0.4 million decrease in other income. Shortly after the end of calendar year 2015, we received regulatory approval to revert to higher interchange rates as a result of maintaining consolidated total assets under $10.0 billion as of December 31, 2015. We had previously been subject to capped interchange rates as a result of consolidating our total assets with other U.S. assets held by our former foreign parent company. We estimate that the impact of this change was approximately $1.2 million in the current quarter and will be $6.0-7.0 million on an annual basis through June 30, 2017.
Noninterest income related to product and service fees was $28.0 million for the first six months of fiscal year 2016 compared to $28.8 million for the same period in fiscal year 2015, a decrease of $0.8 million, or 2.7%. The decrease was spread across the major categories of non-interest income, consisting of a $1.5 million increase in service charges and other fees offset by a decrease in wealth management fees of $0.5 million, a decrease of $0.7 million in net gain on sale of loans, and a $0.8 million decrease in other income.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the second quarter of fiscal year 2016, these items accounted for $(4.9) million of noninterest income compared to $(6.5) million for the same period in fiscal year 2015. The change was driven by a net $1.6 million improvement in our loans held at fair value related to credit risk and movements in interest rates. For the first six months of fiscal year 2016, these items accounted for $(10.4) million of noninterest income compared to $(14.0) million for the same period in fiscal year 2015. The change was driven by a net $3.6 million improvement in our loans held at fair value related to credit risk and movements in interest rates. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans; we present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.

Noninterest Expense
The following tables present noninterest expense for the periods ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$24,769	$24,673
Data processing	5,008	4,708
Occupancy expenses	3,843	3,984
Professional fees	3,345	3,603
Communication expenses	928	1,225
Advertising	1,048	946
Equipment expense	931	925
Net loss recognized on repossessed property and other related expenses	210	2,634
Amortization of core deposits and other intangibles	708	2,313
Other	4,065	3,427
Total noninterest expense	$44,855	$48,438

	Six months ended March 31,
	2016	2015
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$50,065	$48,761
Data processing	10,254	9,536
Occupancy expenses	7,434	8,008
Professional fees	6,453	7,175
Communication expenses	1,862	2,398
Advertising	1,968	1,674
Equipment expense	1,835	1,881
Net loss recognized on repossessed property and other related expenses	100	4,480
Amortization of core deposits and other intangibles	1,417	4,626
Other	7,687	6,990
Total noninterest expense	$89,075	$95,529
Our noninterest expense consists primarily of salaries and employee benefits, data processing, occupancy expenses, professional fees, communication expenses and advertising. Noninterest expense was $44.9 million in the second quarter of fiscal year 2016 compared to $48.4 million for the same period in fiscal year 2015, a decrease of 7.4% or $3.6 million. Adjusted for the amortization of intangible assets, our tangible noninterest expenses were $44.1 million in the second quarter of fiscal year 2016, a 4.3% decrease compared to the same quarter in fiscal year 2015. The decrease in noninterest expense was primarily driven by a $2.4 million reduction in OREO costs and a $1.6 million reduction in amortization of intangible assets, partially offset by a $0.6 million increase in other expenses. Included within other noninterest expense during the quarter was approximately $0.5 million of acquisition costs related to the pending acquisition of HF Financial Corp.
Noninterest expense was $89.1 million in the first six months of fiscal year 2016 compared to $95.5 million for the same period in fiscal year 2015, a decrease of 6.8% or $6.5 million. Adjusted for the amortization of intangible assets, our tangible noninterest expenses were $87.7 million in the first six months of fiscal year 2016, a 3.6% decrease compared to the same period in fiscal year 2015. The decrease in noninterest expense was primarily driven by a $4.4 million reduction in OREO costs and a $3.2 million reduction in amortization of intangible assets, partially offset by a $1.3 million increase in salaries and employee benefits.
Our efficiency ratio was 45.5% and 51.7%, respectively, for the three month periods ending March 31, 2016 and 2015. Our efficiency ratio was 45.3% and 50.1%, respectively, for the six month periods ending March 31, 2016 and 2015. For more information on our tangible noninterest expense and efficiency ratio, including a reconciliation of each to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" below.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $17.2 million for the second quarter of fiscal year 2016 represents an effective tax rate of 35.9%, compared to a provision of $9.7 million or an effective tax rate of 33.0% for the comparable period. The provision for income taxes of $33.2 million for the first six months of fiscal year 2016 represents an effective tax rate of 35.2%, compared to a provision of $23.4 million or an effective tax rate of 33.5% for the comparable period.
Return on Assets and Equity
The tables below present our return on average total assets, return on average common equity and average common equity to average assets ratio for the dates presented:

	For the three months ended March 31,
	2016	2015
Return on average total assets	1.24%	0.83%
Return on average common equity	8.3%	5.5%
Average common equity to average assets ratio	15.0%	15.1%

	For the six months ended March 31,
	2016	2015
Return on average total assets	1.24%	0.96%
Return on average common equity	8.3%	6.4%
Average common equity to average assets ratio	15.0%	15.0%

Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated:

	As of
	March 31, 2016	September 30, 2015
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$9,942,295	$9,798,654
Loans(1)	7,557,788	7,325,198
Allowance for loan losses	61,917	57,200
Deposits	7,712,729	7,387,065
Stockholders' equity	1,509,202	1,459,346
Tangible common equity(2)	805,694	754,420
Tier 1 capital ratio	11.1%	10.9%
Total capital ratio	12.4%	12.1%
Tier 1 leverage ratio	9.5%	9.1%
Tangible common equity / tangible assets(2)	8.7%	8.3%
Nonaccrual loans / total loans	0.73%	0.93%
Net charge-offs / average total loans(3)	0.05%	0.13%
Allowance for loan losses / total loans	0.82%	0.78%

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
Our total assets were $9.94 billion at March 31, 2016, compared with $9.80 billion at September 30, 2015. The increase in total assets during the first six months of fiscal year 2016 was principally attributable to organic loan growth, partially offset by reductions in cash and due from banks and other assets. At March 31, 2016, loans as shown above were $7.56 billion, an increase of 3.2%, or $232.6 million, from $7.33 billion at September 30, 2015. This growth was primarily driven by targeted growth in commercial and agricultural lending. During the first six months of fiscal year 2016, total deposits grew 4.4% to $7.71 billion. The growth occurred in both interest bearing and non-interest bearing deposits.

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated:

	March 31, 2016	September 30, 2015
	(dollars in thousands)
Unpaid principal balance:
Commercial non-real estate(1)
Loans, other than loans acquired with deteriorated credit quality	$1,586,226	$1,608,069
Loans acquired with deteriorated credit quality	2,130	2,759
Total	1,588,356	1,610,828
Agriculture(1)
Loans, other than loans acquired with deteriorated credit quality	1,898,533	1,859,927
Loans acquired with deteriorated credit quality	1,480	1,538
Total	1,900,013	1,861,465
Commercial real estate (1)
Loans, other than loans acquired with deteriorated credit quality	3,059,437	2,825,038
Loans acquired with deteriorated credit quality	18,591	20,710
Total	3,078,028	2,845,748
Residential real estate
Loans, other than loans acquired with deteriorated credit quality	836,812	839,639
Loans acquired with deteriorated credit quality	72,778	82,188
Total	909,590	921,827
Consumer
Loans, other than loans acquired with deteriorated credit quality	63,415	71,777
Loans acquired with deteriorated credit quality	1,050	1,272
Total	64,465	73,049
Other lending
Loans, other than loans acquired with deteriorated credit quality	39,510	38,371
Loans acquired with deteriorated credit quality	—	—
Total	39,510	38,371
Total loans, other than loans acquired with deteriorated credit quality	7,483,933	7,242,821
Total loans acquired with deteriorated credit quality	96,029	108,467
Total unpaid principal balance	7,579,962	7,351,288
Less: Unamortized discount on acquired loans	(16,829)	(19,264)
Less: Unearned net deferred fees and costs and loans in process	(5,345)	(6,826)
Total loans	7,557,788	7,325,198
Allowance for loan losses	(61,917)	(57,200)
Loans, net	$7,495,871	$7,267,998

 (1) Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

During the first six months of fiscal year 2016, total loans increased by 3.2%, or $232.6 million. The growth was primarily focused in the commercial real estate and agriculture segments of the portfolio while the remaining portfolio remained generally stable.

The following table presents an analysis of the unpaid principal balance of our loan portfolio at March 31, 2016, by borrower and collateral type and by each of the four major geographic areas we use to manage our markets.

	March 31, 2016
	Nebraska	Iowa / Kansas / Missouri	South Dakota	Arizona / Colorado	Other(2)	Total	%
	(dollars in thousands)
Commercial non-real estate(1)	$314,766	$780,834	$274,426	$170,577	$47,753	$1,588,356	21.0%
Agriculture(1)	181,503	451,002	649,787	601,493	16,228	1,900,013	25.1%
Commercial real estate(1)	722,393	870,797	711,657	714,191	58,990	3,078,028	40.5%
Residential real estate	230,101	307,075	153,768	170,741	47,905	909,590	12.0%
Consumer	18,769	21,510	20,198	2,892	1,096	64,465	0.9%
Other lending	—	—	—	—	39,510	39,510	0.5%
Total	$1,467,532	$2,431,218	$1,809,836	$1,659,894	$211,482	$7,579,962	100%
% by location	19.3%	32.1%	23.9%	21.9%	2.8%	100%

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

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at March 31, 2016:

March 31, 2016
(dollars in thousands)
Commercial non-real estate	$1,588,356
Agriculture real estate	911,898
Agriculture operating loans	988,115
Agriculture	1,900,013
Construction and development	368,408
Owner-occupied CRE	1,107,055
Non-owner-occupied CRE	1,350,444
Multifamily residential real estate	252,121
Commercial real estate	3,078,028
Home equity lines of credit	339,806
Closed-end first lien	426,619
Closed-end junior lien	40,856
Residential construction	102,309
Residential real estate	909,590
Consumer	64,465
Other	39,510
Total unpaid principal balance	$7,579,962

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
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the Federal Deposit Insurance Corporation, at December 31, 2015, we were ranked the sixth-largest farm lender bank in the United States measured by total dollar volume of farm loans, and we take great pride in our knowledge of the agricultural industry across our footprint. We consider agriculture lending one of our core competencies. In 2011, agriculture loans comprised approximately 21% of our overall loan portfolio, compared to 25.1% as of March 31, 2016. We target a 20% to 30% portfolio composition for agriculture loans according to our risk appetite statement approved by our board of directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. While our borrowers have experienced lower commodity prices during the past several months, we believe there continues to be strong secondary sources of repayment and low borrower leverage for the agriculture loan portfolio.
Commercial Real Estate. CRE includes owner-occupied CRE, non-owner-occupied CRE, construction and development lending, and multi-family residential real estate. While CRE lending will remain a significant component of our overall loan portfolio, we are committed to managing our exposure to riskier construction and development deals specifically, and to CRE lending in general, by targeting relationships with relatively low loan-to-value positions, priced to reflect the amount of risk we accept as the lender.
Residential Real Estate. Residential real estate lending reflects 1-to-4-family real estate construction loans, closed-end first-lien mortgages (primarily single-family long-term first mortgages resulting from acquisitions of other banks), closed-end junior-lien mortgages and home equity lines of credit, or HELOCs. Our closed-end first-lien mortgages include a small percentage of single-family first mortgages that we originate and do not subsequently sell into the secondary market, including jumbo products, adjustable-rate mortgages and rural home mortgages. Conversely, a large percentage of our total single-family first mortgage originations are sold into the secondary market in order to meet our interest rate risk management objectives.
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
The following table presents the maturity distribution of our loan portfolio as of March 31, 2016. The maturity dates were determined based on the contractual maturity date of the loan:

	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$639,786	$491,557	$457,013	$1,588,356
Agriculture	876,469	674,081	349,463	1,900,013
Commercial real estate	449,684	1,304,892	1,323,452	3,078,028
Residential real estate	165,526	386,178	357,886	909,590
Consumer	11,143	41,000	12,322	64,465
Other lending	39,510	—	—	39,510
Total	$2,182,118	$2,897,708	$2,500,136	$7,579,962

The following table presents the distribution, as of March 31, 2016, of our loans that were due after one year between fixed and variable interest rates:

	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$660,485	$288,085	$948,570
Agriculture	800,290	223,254	1,023,544
Commercial real estate	1,315,090	1,313,254	2,628,344
Residential real estate	187,611	556,453	744,064
Consumer	47,093	6,229	53,322
Total	$3,010,569	$2,387,275	$5,397,844

OREO
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. OREO assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the asset at an acceptable price in a timely manner. Our total OREO carrying value was $12.2 million as of March 31, 2016, a decrease of $3.3 million, or 21.3% and a decrease of $3.7 million, or 23.3%, compared to December 31, 2015 and September 30, 2015, respectively. The amount of OREO covered by FDIC loss-sharing arrangements was $0.0 million and $0.1 million as of March 31, 2016 and September 30, 2015. The following tables present our OREO balances for the period indicated:

Three Months Ended March 31, 2016
(dollars in thousands)
Beginning balance	$15,503
Additions to OREO	231
Valuation adjustments and other	(1,021)
Sales	(2,509)
Ending balance	$12,204

Six Months Ended March 31, 2016
(dollars in thousands)
Beginning balance	$15,892
Additions to OREO	786
Valuation adjustments and other	(1,131)
Sales	(3,343)
Ending balance	$12,204

Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated:

	March 31, 2016	September 30, 2015
	(dollars in thousands)
U.S. Treasury securities	$226,497	$250,986
U.S. Agency securities	74,480	74,412
Mortgage-backed securities:
Government National Mortgage Association	743,435	842,460
Federal National Mortgage Association	135,323	46,449
Small Business Assistance Program	133,878	101,415
States and political subdivision securities	1,458	1,849
Corporate debt securities	4,997	4,996
Other	1,006	1,006
	$1,321,074	$1,323,573
We have historically invested excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. U.S. Treasury securities comprised 17.4% of the total market value of the portfolio as of March 31, 2016. Since September 30, 2015, the fair value of the portfolio has increased by $1.4 million, or 0.1%.
The following tables present the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period at March 31, 2016. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	March 31, 2016
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return
	(dollars in thousands)
U.S. Treasury securities	$—	—%	$226,497	1.56%	$—	—%	$—	—%	$—	—%	$—	—%	$226,497	1.56%
U.S. Agency securities	74,480	1.78%	—	—%	—	—%	—	—%	—	—%	—	—%	74,480	1.78%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,012,636	1.92%	—	—%	1,012,636	1.92%
States and political subdivision securities	345	3.38%	151	3.00%	962	4.88%	—	—%	—	—%	—	—%	1,458	4.33%
Corporate debt securities	—	—%	4,997	2.15%	—	—%	—	—%	—	—%	—	—%	4,997	2.15%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$74,825	1.79%	$231,645	1.57%	962	4.88%	$—	—%	$1,012,636	1.92%	$1,006	—%	$1,321,074	1.85%
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

	March 31, 2016	September 30, 2015
	(dollars in thousands)
Nonaccrual loans(1)
Commercial non-real estate
Loans covered by FDIC loss-sharing arrangements	$—	$—
Loans not covered by FDIC loss-sharing arrangements	9,949	14,287
Total	9,949	14,287
Agriculture
Loans covered by FDIC loss-sharing arrangements	—	—
Loans not covered by FDIC loss-sharing arrangements	17,377	24,569
Total	17,377	24,569
Commercial real estate
Loans covered by FDIC loss-sharing arrangements	—	—
Loans not covered by FDIC loss-sharing arrangements	16,829	16,870
Total	16,829	16,870
Residential real estate
Loans covered by FDIC loss-sharing arrangements	4,393	5,317
Loans not covered by FDIC loss-sharing arrangements	6,375	7,124
Total	10,768	12,441
Consumer
Loans covered by FDIC loss-sharing arrangements	—	—
Loans not covered by FDIC loss-sharing arrangements	65	122
Total	65	122
Other lending
Loans covered by FDIC loss-sharing arrangements	—	—
Loans not covered by FDIC loss-sharing arrangements	—	—
Total	—	—

Total nonaccrual loans covered by FDIC loss-sharing arrangements	4,393	5,317
Total nonaccrual loans not covered by FDIC loss-sharing arrangements	50,595	62,972
Total nonaccrual loans	54,988	68,289

OREO	12,204	15,892

Total nonperforming assets	67,192	84,181
Restructured performing loans	93,955	60,371

Total nonperforming and restructured assets	$161,147	$144,552

Accruing loans 90 days or more past due	$5,635	$58
Nonperforming restructured loans included in total nonaccrual loans	$11,492	$13,966
Nonaccretable difference outstanding related to loans acquired with deteriorated credit quality	$32,677	$36,843
Percent of total assets
Nonaccrual loans(1)
Loans not covered by FDIC loss-sharing arrangements	0.52%	0.64%
Total	0.56%	0.70%
OREO	0.12%	0.16%
Nonperforming assets(2)	0.69%	0.86%
Nonperforming and restructured assets(2)	1.65%	1.48%

(1) Includes nonperforming restructured loans
(2) Includes nonaccrual loans, which includes nonperforming restructured loans.

At March 31, 2016, our nonperforming assets were 0.69% of total assets, compared to 0.86% at September 30, 2015.
Excluding loans covered by FDIC loss-sharing arrangements, we had average nonaccrual loans (calculated as a two-point average) of $56.8 million outstanding during the first six months of fiscal year 2016. Based on the average loan portfolio yield for these loans for the the first six months of fiscal year 2016, we estimate that interest income would have been $1.4 million higher during this period had these loans been accruing. During the same period, the amount of net interest income that we recorded on these loans was immaterial.
Nonaccrual loans not covered by FDIC loss-sharing arrangements decreased by $12.4 million compared to September 30, 2015. The decrease was primarily due to a $7.2 million payoff in the commercial non-real estate portfolio and plus four large payoffs and pay downs totaling $6.2 million in our agriculture portfolio.
Nonaccrual loans covered by FDIC loss-sharing arrangements continued to decline and are down $0.9 million since September 30, 2015, due to natural runoff through payment.
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

The table below outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated:

	March 31, 2016	September 30, 2015
	(dollars in thousands)
Commercial non-real estate
Performing TDRs	$7,641	$8,928
Nonperforming TDRs	1,686	833
Total	9,327	9,761
Agriculture
Performing TDRs	46,527	20,041
Nonperforming TDRs	6,205	6,857
Total	52,732	26,898
Commercial real estate
Performing TDRs	39,391	30,917
Nonperforming TDRs	2,441	4,725
Total	41,832	35,642
Residential real estate
Performing TDRs	377	452
Nonperforming TDRs	1,142	1,547
Total	1,519	1,999
Consumer
Performing TDRs	19	33
Nonperforming TDRs	18	4
Total	37	37

Total performing TDRs	93,955	60,371
Total nonperforming TDRs	11,492	13,966

Total TDRs	$105,447	$74,337
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

	At and for the six months ended March 31, 2016	At and for the fiscal year ended September 30, 2015
	(dollars in thousands)
Assets covered by FDIC loss-sharing arrangements
Nonaccrual loans(1)	$4,393	$5,317
TDRs	328	425
OREO	—	61
Allowance for loan losses, loans covered by FDIC loss-sharing arrangements
Balance at beginning of period	$1,625	$5,108
Additional impairment recorded	—	782
Recoupment of previously-recorded impairment	(107)	(1,701)
Charge-offs	—	—
Recoveries	—	—
Expiration of loss-sharing arrangement	—	(2,564)
Balance at end of period	$1,518	$1,625

OREO covered by FDIC loss-sharing arrangement
Balance at beginning of period	$61	$10,628
Additions to OREO	76	1,666
Valuation adjustments and other	(15)	(2,034)
Sales	(122)	(7,031)
Expiration of FDIC loss-sharing arrangement	—	(3,168)
Balance at end of period	$—	$61

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

The following table presents an analysis of our allowance for loan losses, including provisions for loan losses, charge-offs and recoveries, for the periods indicated:

	At and for the six months ended March 31, 2016	At and for the fiscal year ended September 30, 2015
	(dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$57,200	$47,518
Provision charged to expense	6,785	19,718
Impairment of loans acquired with deteriorated credit quality	(265)	(677)
Charge-offs:
Commercial non-real estate	(257)	(11,153)
Agriculture	(1,124)	(606)
Commercial real estate	(772)	(1,971)
Residential real estate	(702)	(238)
Consumer	(146)	(129)
Other lending	(997)	(1,617)
Total charge-offs	(3,998)	(15,714)

Recoveries:
Commercial non-real estate	639	3,407
Agriculture	124	131
Commercial real estate	491	1,339
Residential real estate	339	231
Consumer	70	104
Other lending	532	1,143
Total recoveries	2,195	6,355

Net loan recoveries (charge-offs)	(1,803)	(9,359)

Balance at end of period	$61,917	$57,200

Average total loans for the period(1)	$7,383,370	$7,019,151
Total loans at period end(1)	$7,557,788	$7,325,198
Ratios
Net charge-offs to average total loans(2)	0.05%	0.13%
Allowance for loan losses to:
Total loans	0.82%	0.78%
Nonaccruing loans(3)	122.38%	90.83%

(1) Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
(2) Annualized for partial-year periods
(3) Nonaccruing loans excludes loans covered by FDIC loss-sharing arrangements.

In the first six months of fiscal year 2016, net charge-offs were $1.8 million, comprised of $4.0 million of charge-offs and $2.2 million of recoveries. For fiscal year 2015, net charge-offs were $9.4 million, or 0.13%, of average total loans.
At March 31, 2016, the allowance for loan losses was 0.82% of our total loan portfolio, a 4 basis point increase compared to 0.78% at September 30, 2015.

Additionally, a portion of our loans which are carried at fair value, totaling $1.17 billion at March 31, 2016 and $1.12 billion at September 30, 2015, respectively, have no associated allowance for loan losses, but rather have a fair value adjustment related to credit risk, which is reflected in noninterest income, thus driving the overall ratio of allowance for loan losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $5.3 million and $5.7 million at March 31, 2016 and September 30, 2015, respectively.
The following tables present management’s historical allocation of the allowance for loan losses by loan category, in both dollars and percentage of our total allowance for loan losses, to specific loans in those categories at the dates indicated:

	March 31, 2016	September 30, 2015
	(dollars in thousands)
Allocation of allowance for loan losses:
Commercial non-real estate	$12,631	$15,996
Agriculture	18,323	13,952
Commercial real estate	20,904	18,014
Residential real estate	8,796	8,025
Consumer	336	348
Other lending	927	865
Total	$61,917	$57,200

	March 31, 2016	September 30, 2015
Allocation of allowance for loan losses:
Commercial non-real estate	20.4%	28.0%
Agriculture	29.6%	24.4%
Commercial real estate	33.8%	31.5%
Residential real estate	14.2%	14.0%
Consumer	0.5%	0.6%
Other lending	1.5%	1.5%

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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We recorded provision for loan losses of $2.6 million during the second quarter of fiscal year 2016. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.4 million at March 31, 2016 and September 30, 2015.

Deposits
We obtain funds from depositors by offering consumer and business demand deposit accounts, MMDAs, NOW accounts, savings accounts and term CDs. At March 31, 2016 and September 30, 2015, our total deposits were $7.71 billion and $7.39 billion, respectively, an increase of 4.4% which was spread across commercial and consumer accounts. Our accounts are federally insured by the FDIC up to the legal maximum. We advertise in newspapers, on the Internet and on television and radio to attract deposits and perform limited direct telephone solicitation of potential institutional depositors such as investment managers, public depositors and pension plans. We have significantly shifted the composition of our deposit portfolio away from CDs toward demand, NOW, MMDA and savings accounts over the last 36 months. This has dramatically reduced our overall cost of deposit funding, in addition to the fact that we have greatly increased adherence to internally published rate offerings for various types of deposit account offerings. The following table presents the balances and weighted average cost of our deposit portfolio at the following dates:

	March 31, 2016		September 30, 2015
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Non-interest-bearing demand	$1,503,981	—%	$1,368,453	—%
NOW accounts, money market and savings	4,950,765	0.34%	4,638,446	0.27%
Time certificates, $250,000 or more	211,995	0.91%	217,016	0.89%
Other time certificates	1,045,988	0.65%	1,163,150	0.68%
Total	$7,712,729	0.33%	$7,387,065	0.30%

Municipal public deposits constituted $783.1 million and $815.9 million of our deposit portfolio at March 31, 2016, and September 30, 2015, respectively, of which $476.1 million and $519.2 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 10.1% and 10.5% of our total deposits at March 31, 2016 and September 30, 2015, respectively.
The following table presents deposits by region:

	March 31, 2016	September 30, 2015
	(dollars in thousands)
Iowa / Kansas / Missouri	$2,509,976	$2,305,489
Nebraska	2,397,039	2,334,172
South Dakota	1,469,638	1,529,483
Arizona / Colorado	1,262,789	1,141,950
Corporate and other	73,287	75,971
Total deposits	$7,712,729	$7,387,065

We fund a portion of our assets with CDs that have balances of $250,000 or more and that have maturities generally in excess of six months. At March 31, 2016 and September 30, 2015, our CDs of $250,000 or more totaled $212.0 million and $217.0 million, respectively. The following table presents the maturities of our CDs of $250,000 or more and less than $250,000 in size at March 31, 2016:

	Greater than or equal to $250,000	Less than $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$63,410	$205,471
Over three through six months	33,790	174,098
Over six through twelve months	47,427	281,782
Over twelve months	67,368	384,637
Total	$211,995	$1,045,988
Percent of total deposits	2.7%	13.6%
At March 31, 2016 and September 30, 2015, the average remaining maturity of all CDs was approximately 14 months. The average CD amount per account was approximately $26,540 and $26,767 at March 31, 2016 and September 30, 2015, respectively.
Derivatives
In the normal course of business, we enter into fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) with certain of our commercial and agribusiness banking customers to assist them in facilitating their risk management strategies. We mitigate our interest rate risk associated with certain of these loans by entering into equal and offsetting fixed-to-floating interest rate swap agreements for these loans with swap counterparties. We have elected to account for the loans at fair value under ASC 825 Fair Value Option. Changes in the fair value of these loans are recorded in earnings as a component of noninterest income in the relevant period. The related interest rate swaps are recognized as either assets or liabilities in our financial statements and any gains or losses on these swaps, both realized and unrealized, are recorded in earnings as a component of noninterest income. The economic hedges are fully effective from an interest rate risk perspective, as gains and losses on our swaps are directly offset by changes in fair value of the hedged loans (i.e., swap interest rate risk adjustments are directly offset by associated loan interest rate risk adjustments). Consequently, any changes in noninterest income associated with changes in fair value resulting from interest rate movement, as opposed to changes in credit quality, on the loans are directly offset by equal and opposite unrealized charges to or reductions in noninterest income for the related interest rate swap. Any changes in the fair value of the loans related to credit quality and the current realized gain (loss) on derivatives are not offsetting amounts within noninterest income. To ensure the correlation of movements in fair value between the interest rate swap and the related loan, we pass on all economic costs associated with our hedging activity resulting from loan customer prepayments (partial or full) to the customer.

Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted:

	At and for the six months ended March 31, 2016	At and for the fiscal year ended September 30, 2015
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$143,329	$182,399

Maximum amount outstanding at any month-end during the period	$259,999	$229,429
Average amount outstanding during the period	$209,431	$182,202
Weighted average rate for the period	0.33%	0.38%
Weighted average rate as of date indicated	0.30%	0.25%

On July 31, 2015, we agreed to a $10.0 million revolving line of credit with Wells Fargo Bank, which expires July 30, 2016, at an interest rate of LIBOR + 200 basis points. At March 31, 2016, we did not have any advances on the line of credit.
Other Borrowings
We have outstanding $56.1 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of March 31, 2016 and September 30, 2015. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
On July 31, 2015, we issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at March 31, 2016, have an interest rate of 4.875% per annum, payable semi-annually on each February15 and August 15, commencing on February 15, 2016 until August 15, 2020. During the first six months of fiscal year 2016, we incurred $1.7 million in interest expense compared to $0.7 million in the comparable period of fiscal year 2015, which related to different lower-priced notes with the same par value.
Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at March 31, 2016. Customer deposit obligations categorized as “not determined” include noninterest-bearing demand accounts, NOW accounts, MMDAs and passbook accounts.

	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$781,079	$245,298	$205,318	$1,388	$6,479,646	$7,712,729
Securities sold under agreement to repurchase	146,273	—	—	—	—	146,273
FHLB advances and other borrowings	60,000	25,000	25,000	260,000	—	370,000
Subordinated notes payable	—	—	—	34,681	—	34,681
Subordinated debentures	—	—	—	56,083	—	56,083
Operating leases, net of sublease income	4,501	7,386	6,857	1,594	—	20,338
Accrued interest payable	3,987	—	—	—	—	3,987
Interest on FHLB advances	2,179	1,966	5,080	3,258	—	12,483
Interest on subordinated notes payable	1,511	1,511	4,534	20,759	—	28,315
Interest on subordinated debentures	1,706	1,706	5,119	7,465	—	15,996
Other Commitments:
Commitments to extend credit—non-credit card	$1,192,929	$192,926	$291,309	$184,127	$—	$1,861,291
Commitments to extend credit—credit card	182,254	—	—	—	—	182,254
Letters of credit	50,626	—	—	—	—	50,626

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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated:

	March 31, 2016	September 30, 2015
	(dollars in thousands)
Commitments to extend credit	$2,043,545	$2,156,243
Letters of credit	50,626	52,571
Total	$2,094,171	$2,208,814
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
Great Western Bancorp, Inc. Great Western Bancorp, Inc.'s ("GWBI") primary source of liquidity is cash obtained from dividends paid by our bank. We primarily use our cash for the payment of dividends, when and if declared by our board of directors, and the payment of interest on our outstanding junior subordinated debentures. We also use cash, as necessary, to satisfy the needs of our bank through equity contributions and for acquisitions. At March 31, 2016, GWBI had $37.3 million of cash, compared to $3.7 million at the end of the previous quarter, due to the anticipated Merger Agreement with HF Financial. During the second quarter of fiscal year 2016, we declared and paid a dividend of $0.14 per share. The outstanding amounts under our revolving line of credit with Wells Fargo and our private placement subordinated capital notes together totaled $35.0 million at March 31, 2016. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities.
Great Western Bank. Our bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At March 31, 2016, our bank had cash of $174.4 million and $1.33 billion of highly-liquid securities held in our investment portfolio, of which $903.7 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our bank also had $370.0 million in FHLB borrowings at March 31, 2016, with additional available lines of $976.8 million. Our bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At March 31, 2016, we had a total of $2.09 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our bank are based on the Basel III framework, as implemented by the federal bank regulators.

The following table presents our regulatory capital ratios at March 31, 2016 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$874,116	11.1%	6.0%	8.0%
Total capital	971,033	12.4%	8.0%	10.0%
Tier 1 leverage	874,116	9.5%	4.0%	5.0%
Common equity Tier 1	818,033	10.4%	4.5%	6.5%
Risk-weighted assets	7,856,051

Great Western Bank
Tier 1 capital	$864,248	11.0%	6.0%	8.0%
Total capital	926,165	11.8%	8.0%	10.0%
Tier 1 leverage	864,248	9.4%	4.0%	5.0%
Common equity Tier 1	864,249	11.0%	4.5%	6.5%
Risk-weighted assets	7,854,123
At March 31, 2016 and September 30, 2015, our Tier 1 capital included an aggregate of $56.1 million of trust preferred securities issued by our subsidiaries. At March 31, 2016, our Tier 2 capital included $61.9 million of the allowance for loan losses and $35.0 million of private placement subordinated capital notes. At September 30, 2015, our Tier 2 capital included $57.2 million of the allowance for loan losses and $35.0 million of private placement subordinated capital notes. Our total risk-weighted assets were $7.86 billion at March 31, 2016.
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

	At or for the six months ended:		At or for the three months ended:
	March 31, 2016	March 31, 2015	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Cash net income and return on average tangible common equity:
Net income	$61,135	$46,421	$30,674	$30,461	$33,812	$28,832	$19,724
Add: Amortization of intangible assets	1,417	4,626	708	709	708	1,776	2,313
Add: Tax on amortization of intangible assets	(440)	(440)	(220)	(220)	(220)	(220)	(220)
Cash net income	$62,112	$50,607	$31,162	$30,950	$34,300	$30,388	$21,817

Average common equity	$1,476,424	$1,445,984	$1,488,398	$1,464,450	$1,456,372	$1,476,556	$1,458,131
Less: Average goodwill and other intangible assets	704,221	709,935	703,866	704,576	705,284	706,526	708,782
Average tangible common equity	$772,203	$736,049	$784,532	$759,874	$751,088	$770,030	$749,349
Return on average common equity	8.3%	6.4%	8.3%	8.3%	9.2%	7.8%	5.5%
Return on average tangible common equity *	16.1%	13.8%	16.0%	16.2%	18.1%	15.8%	11.8%

* Calculated as cash net income divided by average tangible common equity. Annualized for partial-year periods.
Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income	$172,295	$163,534	$86,338	$85,957	$85,425	$84,538	$80,625
Add: Tax equivalent adjustment	3,617	3,094	1,791	1,826	1,778	1,704	1,590
Net interest income (FTE)	175,912	166,628	88,129	87,783	87,203	86,242	82,215
Add: Current realized derivative gain (loss)	(10,827)	(10,589)	(5,175)	(5,652)	(5,637)	(5,416)	(5,307)
Adjusted net interest income (FTE)	$165,085	$156,039	$82,954	$82,131	$81,566	$80,826	$76,908

Average interest earning assets	$8,828,558	$8,558,582	$8,892,465	$8,764,649	$8,693,471	$8,756,244	$8,560,477
Net interest margin (FTE) *	3.99%	3.90%	3.99%	3.98%	3.98%	3.95%	3.89%
Adjusted net interest margin (FTE) **	3.74%	3.66%	3.75%	3.73%	3.72%	3.70%	3.64%
* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

	At or for the six months ended:		At or for the three months ended:
	March 31, 2016	March 31, 2015	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Adjusted interest income and adjusted yield (fully-tax equivalent basis), on loans other than loans acquired with deteriorated credit quality:
Interest income	$172,101	$161,689	$86,534	$85,567	$84,835	$83,094	$80,317
Add: Tax equivalent adjustment	3,617	3,094	1,791	1,826	1,778	1,704	1,590
Interest income (FTE)	175,718	164,783	88,325	87,393	86,613	84,798	81,907
Add: Current realized derivative gain (loss)	(10,827)	(10,589)	(5,175)	(5,652)	(5,637)	(5,416)	(5,307)
Adjusted interest income (FTE)	$164,891	$154,194	$83,150	$81,741	$80,976	$79,382	$76,600

Average loans other than loans acquired with deteriorated credit quality	$7,282,371	$6,727,508	$7,371,600	$7,193,143	$7,108,598	$6,995,340	$6,828,510
Yield (FTE) *	4.83%	4.91%	4.82%	4.83%	4.83%	4.86%	4.86%
Adjusted yield (FTE) **	4.53%	4.60%	4.54%	4.52%	4.52%	4.55%	4.55%

* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue	$189,940	$178,373	$95,339	$94,601	$94,474	$94,543	$87,561
Add: Tax equivalent adjustment	3,617	3,094	1,791	1,826	1,778	1,704	1,590
Total revenue (FTE)	$193,557	$181,467	$97,130	$96,427	$96,252	$96,247	$89,151

Noninterest expense	$89,075	$95,529	$44,855	$44,220	$44,835	$46,430	$48,438
Less: Amortization of intangible assets	1,417	4,626	708	709	708	1,776	2,313
Tangible noninterest expense	$87,658	$90,903	$44,147	$43,511	$44,127	$44,654	$46,125
Efficiency ratio *	45.3%	50.1%	45.5%	45.1%	45.8%	46.4%	51.7%

* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity to tangible assets:
Total stockholders' equity	$1,509,202	$1,469,552	$1,509,202	$1,475,516	$1,459,346	$1,487,851	$1,469,552
Less: Goodwill and other intangible assets	703,508	707,410	703,508	704,217	704,926	705,634	707,410
Tangible common equity	$805,694	$762,142	$805,694	$771,299	$754,420	$782,217	$762,142

Total assets	$9,942,295	$9,781,645	$9,942,295	$9,957,215	$9,798,654	$9,764,159	$9,781,645
Less: Goodwill and other intangible assets	703,508	707,410	703,508	704,217	704,926	705,634	707,410
Tangible assets	$9,238,787	$9,074,235	$9,238,787	$9,252,998	$9,093,728	$9,058,525	$9,074,235
Tangible common equity to tangible assets	8.7%	8.4%	8.7%	8.3%	8.3%	8.6%	8.4%

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
As of March 31, 2016, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of March 31, 2016 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended March 31, 2016
Change in Market Interest Rates as of March 31, 2016	Twelve Months Ending March 31, 2017	Twelve Months Ending March 31, 2018
Immediate Shifts
+400 basis points	15.02%	13.72%
+300 basis points	11.27%	10.35%
+200 basis points	7.51%	6.96%
+100 basis points	3.80%	3.65%
-100 basis points	(1.59)%	(2.43)%

Gradual Shifts
+400 basis points	4.42%
+300 basis points	3.40%
+200 basis points	2.37%
+100 basis points	1.33%
-100 basis points	(0.58)%

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

We did not repurchase any of our common stock during the second quarter of fiscal year 2016.

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

Great Western Bancorp, Inc.
Date: May 12, 2016	By: ______/s/_Peter Chapman_________________ Name: Peter Chapman Title: Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS

Number	Description

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