Form 10-Q
period 2016-06-30
Great Western Bancorp, Inc.
filed 2016-08-11
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-36688

Great Western Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-1308512
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

225 South Main Avenue Sioux Falls, South Dakota	57104
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of August 4, 2016, the number of shares of the registrant’s Common Stock outstanding was 58,693,304.

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

•	our “states” refers to the nine states (South Dakota, Iowa, Nebraska, North Dakota, Minnesota, Colorado, Arizona, Kansas and Missouri) in which we currently conduct our business;

•	our “footprint” refers to the geographic markets within our states in which we currently conduct our business; and

•	the “Formation Transactions” means a series of transactions completed on October 17, 2014 and undertaken in preparation for our initial public offering comprised of:

◦	the cash contribution by National Americas Holdings LLC to Great Western Bancorp, Inc. in an amount equal to the total stockholder’s equity of Great Western Bancorporation, Inc.;

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Item 1A. Risk Factors” or “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report or the following:

•	current and future economic and market conditions in the United States generally or in our states in particular, including the rate of growth and employment levels;

•	the effect of the current low interest rate environment or changes in market interest rates;

•	the geographic concentration of our operations, and our concentration on originating business and agribusiness loans;

•	the relative strength or weakness of the agricultural and commercial credit sectors and of the real estate markets in the markets in which our borrowers are located;

•	declines in the market prices for agricultural products;

•	our ability to effectively execute our strategic plan and manage our growth;

•	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan and lease loss;

•	our ability to attract and retain skilled employees or changes in our management personnel;

•	our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;

•	changes in the demand for our products and services;

•	the effectiveness of our risk management and internal disclosure controls and procedures;

•	fluctuations in the values of our assets and liabilities and off-balance sheet exposures;

•	our ability to attract and retain customer deposits;

•	our access to sources of liquidity and capital to address our liquidity needs;

•	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;

•	our ability to identify and address cyber-security risks;

•	any failure or interruption of our information and communications systems;

•	our ability to keep pace with technological changes;

•	our ability to successfully develop and commercialize new or enhanced products and services;

•	possible impairment of our goodwill and other intangible assets, or any adjustment of the valuation of our deferred tax assets;

•	the effects of problems encountered by other financial institutions;

•	the effects of geopolitical instability, including war, terrorist attacks, and man-made and natural disasters;

•	the effects of the failure of any component of our business infrastructure provided by a third party;

•	the impact of, and changes in applicable laws, regulations and accounting standards and policies;

•	market perceptions associated with our separation from NAB and other aspects of our business;

•	our likelihood of success in, and the impact of, litigation or regulatory actions;

•	our inability to receive dividends from our bank and to service debt, pay dividends to our common stockholders and satisfy obligations as they become due;

•	the incremental costs of operating as a standalone public company;

•
our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002 to maintain an effective system of internal control over financial reporting;

•	our ability to retain service providers to perform oversight or control functions or services that have otherwise been performed in the past by NAB;

•
various risks and uncertainties associated with our recently completed acquisition of HF Financial Corp. (“HF Financial”), including, without limitation, our ability to effectively and timely integrate HF Financial’s operations into our operations, our ability to achieve the estimated synergies from the proposed transaction, litigation related to the proposed transaction and the effects of the proposed transaction, on our future financial condition, operating results, strategy and plans;

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

GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	(Unaudited)
	June 30,	September 30,
	2016	2015
Assets
Cash and due from banks	$475,785	$237,770
Securities available for sale	1,361,164	1,327,327
Loans, net of unearned discounts and deferred fees, including $80,137 and $97,030 of loans covered by FDIC loss share agreements at June 30, 2016 and September 30, 2015, respectively, and $1,156,442 and $1,118,687 of loans and written loan commitments at fair value under the fair value option at June 30, 2016 and September 30, 2015, respectively, and $21,301 and $9,867 of loans held for sale at June 30, 2016 and September 30, 2015, respectively.	8,606,974	7,325,198
Allowance for loan and lease losses	(64,243)	(57,200)
Net loans	8,542,731	7,267,998
Premises and equipment, including $7,974 and $0 of property held for sale at June 30, 2016 and September 30, 2015	118,151	97,550
Accrued interest receivable	43,547	44,077
Other repossessed property, including $50 and $61 of property covered by FDIC loss share arrangements at June 30, 2016 and September 30, 2015, respectively	11,701	15,892
FDIC indemnification asset	11,706	14,722
Goodwill	738,460	697,807
Core deposits and other intangibles	12,757	7,119
Loan servicing rights	6,231	—
Cash value of life insurance	28,945	6,800
Net deferred tax assets	40,199	32,470
Other assets	61,845	49,122
Total assets	$11,453,222	$9,798,654
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$1,802,169	$1,368,453
Interest-bearing	6,678,040	6,018,612
Total deposits	8,480,209	7,387,065
Securities sold under agreements to repurchase	159,016	185,271
FHLB advances and other borrowings	913,377	581,000
Subordinated debentures and subordinated notes payable	111,827	90,727
Fair value of derivatives	91,319	53,613
Accrued interest payable	5,387	4,006
Accrued expenses and other liabilities	51,576	37,626
Total liabilities	9,812,711	8,339,308
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 58,693,499 shares issued and outstanding at June 30, 2016 and 55,219,596 shares issued and outstanding at September 30, 2015	587	552
Additional paid-in capital	1,311,510	1,201,387
Retained earnings	319,383	255,089
Accumulated other comprehensive income	9,031	2,318
Total stockholders' equity	1,640,511	1,459,346
Total liabilities and stockholders' equity	$11,453,222	$9,798,654
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Interest and dividend income
Loans	$93,749	$85,240	$269,137	$251,978
Taxable securities	5,826	5,984	17,600	17,050
Nontaxable securities	61	10	85	36
Dividends on securities	396	489	832	997
Federal funds sold and other	157	155	326	599
Total interest and dividend income	100,189	91,878	287,980	270,660

Interest expense
Deposits	6,451	5,776	18,145	17,775
Securities sold under agreements to repurchase	124	134	395	430
FHLB advances and other borrowings	986	867	2,831	2,706
Related party notes payable	—	233	—	692
Subordinated debentures and subordinated notes payable	976	330	2,662	985
Total interest expense	8,537	7,340	24,033	22,588

Net interest income	91,652	84,538	263,947	248,072

Provision for loan and lease losses	5,372	4,410	11,892	17,408

Net interest income after provision for loan and lease losses	86,280	80,128	252,055	230,664

Noninterest income
Service charges and other fees	12,316	9,627	33,098	28,896
Wealth management fees	1,807	1,972	5,087	5,754
Mortgage banking income, net	1,669	1,903	4,143	5,027
Net gain (loss) on sale of securities	134	—	(196)	51
Net increase (decrease) in fair value of loans at fair value	14,198	(24,394)	35,253	7,914
Net realized and unrealized gain (loss) on derivatives	(21,925)	18,946	(53,379)	(27,357)
Other	898	1,951	2,733	4,556
Total noninterest income	9,097	10,005	26,739	24,841

Noninterest expense
Salaries and employee benefits	28,352	26,612	78,417	75,373
Data processing	5,625	4,657	15,822	14,193
Occupancy expenses	4,002	3,161	11,436	11,169
Professional fees	3,327	3,289	9,087	10,464
Communication expenses	788	1,031	2,650	3,429
Advertising	1,047	1,196	3,015	2,870
Equipment expense	959	1,075	2,794	2,956
Net loss recognized on repossessed property and other related expenses	379	1,067	479	5,547
Amortization of core deposits and other intangibles	822	1,776	2,239	6,402
Acquisition expenses	12,179	—	12,950	—
Other	3,742	2,566	11,408	9,556
Total noninterest expense	61,222	46,430	150,297	141,959
Income before income taxes	34,155	43,703	128,497	113,546
Provision for income taxes	7,795	14,871	41,002	38,293
Net income	$26,360	$28,832	$87,495	$75,253

Other comprehensive income (loss) - change in net unrealized gain (loss) on securities available for sale (net of deferred income tax (expense) benefit of $(2,649), and $2,254 for the three months ended June 30, 2016 and 2015, respectively and $(4,115) and $(2,712) for the nine months ended June 30, 2016 and 2015, respectively)	4,322	(3,845)	6,713	4,423
Comprehensive income	$30,682	$24,987	$94,208	$79,676

Basic earnings per common share
Weighted average shares outstanding	57,012,698	57,898,335	55,845,322	57,897,484
Basic earnings per share	$0.46	$0.50	$1.57	$1.30

Diluted earnings per common share
Weighted average shares outstanding	57,176,705	57,959,202	55,993,011	57,929,188
Diluted earnings per share	$0.46	$0.50	$1.56	$1.30

Dividends per share
Dividends paid	$7,734	$6,946	$23,201	$13,893
Dividends per share	$0.14	$0.12	$0.42	$0.24
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statement of Stockholders' Equity (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2014		$579	$1,260,124	$166,544	$(6,157)	$1,421,090
Net income	$75,253	—	—	75,253	—	75,253
Other comprehensive income, net of tax:
Net change in net unrealized gain on securities available for sale	4,423	—	—	—	4,423	4,423
Total comprehensive income	$79,676
Stock-based compensation		—	978	—	—	978
Cash dividends:
Common stock, $0.24 per share		—	—	(13,893)	—	(13,893)
Balance, June 30, 2015		$579	$1,261,102	$227,904	$(1,734)	$1,487,851

Balance, September 30, 2015		$552	$1,201,387	$255,089	$2,318	$1,459,346
Net income	$87,495	—	—	87,495	—	87,495
Other comprehensive income, net of tax:
Net change in net unrealized gain on securities available for sale	6,713	—	—	—	6,713	6,713
Total comprehensive income	$94,208
Stock-based compensation		—	2,680	—	—	2,680
Common stock issued in business acquisition		35	107,443	—	—	107,478
Cash dividends:
Common stock, $0.42 per share		—	—	(23,201)	—	(23,201)
Balance, June 30, 2016		$587	$1,311,510	$319,383	$9,031	$1,640,511

See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine months ended
	June 30, 2016	June 30, 2015
Operating activities
Net income	$87,495	$75,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,827	17,474
Amortization of FDIC indemnification asset	2,886	6,347
Net loss (gain) on sale of securities	196	(51)
Net gain on sale of loans	(4,485)	(5,027)
Net loss on FDIC indemnification asset	836	1,686
Net (gain) on sale of premises and equipment	(32)	(1,681)
Loss from sale/writedowns of repossessed property	479	5,547
Provision for loan and lease losses	11,892	17,408
Provision for loan servicing rights loss	176	—
Stock-based compensation	2,680	978
Originations of residential real estate loans held for sale	(184,255)	(212,144)
Proceeds from sales of residential real estate loans held for sale	172,821	218,379
Deferred income taxes	(7,458)	3,107
Changes in:
Accrued interest receivable	4,647	3,081
Other assets	4,576	(3,143)
FDIC clawback liability	801	708
Accrued interest payable and other liabilities	31,619	4,456
Net cash provided by operating activities	136,701	132,378
Investing activities
Purchase of securities available for sale	(195,042)	(327,955)
Proceeds from sales of securities available for sale	145,934	55,149
Proceeds from maturities of securities available for sale	186,483	205,609
Net increase in loans	(408,571)	(474,849)
(Payment) reimbursement of covered losses from FDIC indemnification claims	(706)	1,666
Purchase of premises and equipment	(6,660)	(2,108)
Proceeds from sale of premises and equipment	641	2,765
Proceeds from sale of repossessed property	4,693	31,329
Purchase of FHLB stock	(34,495)	(40,027)
Proceeds from redemption of FHLB stock	27,471	39,662
Net cash paid in business acquisition	(15,669)	—
Net cash used in investing activities	(295,921)	(508,759)
Financing activities
Net increase in deposits	230,191	305,508
Net (decrease) in securities sold under agreements to repurchase	(131,910)	(128)
Net increase in FHLB advances and other borrowings	322,155	15,426
Dividends paid	(23,201)	(13,893)
Net cash provided by financing activities	397,235	306,913
Net increase (decrease) in cash and due from banks	238,015	(69,468)
Cash and due from banks, beginning of period	237,770	256,639
Cash and due from banks, end of period	$475,785	$187,171
Supplemental disclosure of cash flow information
Cash payments for interest	$22,652	$23,650
Cash payments for income taxes	$44,476	$42,088
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(1,817)	$(7,447)
Repossessed property transferred to premises and equipment	$(840)	$—
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Summary of Significant Policies

Nature of Operations
Great Western Bancorp, Inc. (the “Company”) is a bank holding company organized under the laws of Delaware. The primary business of the Company is ownership of its wholly owned subsidiary, Great Western Bank (the “Bank”). The Bank is a full-service regional bank focused on relationship-based business and agribusiness banking in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. The Company and the Bank are subject to the regulation of certain federal and/or state agencies and undergo periodic examinations by those regulatory authorities. Substantially all of the Company’s income is generated from banking operations.

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
Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations” (“ASC 805”). The Company recognizes the fair value of the assets acquired and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. There is no separate recognition of the acquired allowance for loan and lease losses on the acquirer’s balance sheet as credit related factors are incorporated directly into the fair value of the loans recorded at the acquisition date. The excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. Alternatively, a bargain purchase gain is recorded equal to the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid.
Results of operations of the acquired business are included in the consolidated statements of comprehensive income from the effective date of acquisition.
Securities

The Company classifies securities upon purchase in one of three categories: trading, held to maturity, or available for sale. Debt and equity securities held for resale are classified as trading. Debt securities for which the Company has the ability and positive intent to hold until maturity are classified as held to maturity. All other securities are classified as available for sale as they may be sold prior to maturity in response to changes in the Company’s interest rate risk profile, funding needs, demand for collateralized deposits by public entities or other reasons.
Held to maturity securities are stated at amortized cost, which represents actual cost adjusted for premium amortization and discount accretion. Available for sale securities are stated at fair value, with unrealized gains and losses, net of related taxes, included in stockholders’ equity as a component of accumulated other comprehensive income (loss).

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

Originated Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are reported at their outstanding principal balance, adjusted for charge-offs, the allowance for loan and lease losses, and any unamortized deferred fees or costs. Other fees, not associated with originating a loan are recognized as fee income when earned.

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

and the net amount is amortized as an adjustment of the related loan’s yield. The Company is generally amortizing these amounts over the contractual lives of the loans. Commitment fees are recognized as income when received.

The Company grants commercial, agricultural, consumer, residential real estate, and other loans to customers primarily in Arizona, Colorado, Iowa, Kansas, Missouri, Minnesota, Nebraska, North Dakota and South Dakota. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower. Collateral held varies but includes accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial and agricultural properties. Government guarantees are also obtained for some loans, which reduces the Company’s risk of loss.

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

Purchased Loans

Loans acquired (non-impaired and impaired) in a business acquisition are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date.

In determining the acquisition date fair value of purchased loans with evidence of credit deterioration (“ASC 310-30 loans”), and in subsequent accounting, the Company generally aggregates impaired purchased consumer and certain smaller balance impaired commercial loans into pools of loans with common risk characteristics, while accounting for larger-balance impaired commercial loans individually. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level-yield method.

Management estimates the cash flows expected to be collected at acquisition and at subsequent measurement dates using internal risk models, which incorporate the estimate of key assumptions, such as default rates, loss severity, and prepayment speeds. Subsequent to the acquisition date, decreases in cash flows over those expected at the acquisition date are recognized by recording an allowance for loan and lease losses. Subsequent increases in cash flow over those expected at the acquisition date are recognized as reductions to allowance for loan and lease losses to the extent impairment was previously recognized and thereafter as interest income prospectively.

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The Company categorizes its loan portfolio into six classes, which is the level at which it develops and documents a systematic methodology to determine the allowance for loan and lease losses. The Company’s six loan portfolio classes are residential real estate, commercial real estate, commercial non real estate, agriculture, consumer and other lending.

The residential real estate lending class includes loans made to consumer customers including residential mortgages, residential construction loans and home equity loans and lines. These loans are typically fixed rate loans secured by residential real estate. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. Home equity lines typically have variable rate terms which are benchmarked to a prime rate. Historical loss history is the primary factor in determining the allowance for loan and lease losses for the residential real estate lending class. Key risk characteristics relevant to residential real estate lending class loans primarily relate to the borrower’s capacity and willingness to repay and include unemployment rates and other economic factors, and customer payment history. These risk characteristics, among others, are reflected in the environmental factors considered in determining the allowance for loan and lease losses.

The commercial real estate lending class includes loans made to small and middle market businesses, including multifamily properties. Loans in this class are secured by commercial real estate. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan and lease losses for the commercial real estate lending class. Key risk characteristics relevant to the commercial real estate lending class include the industry and geography of the borrower’s business, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan and lease losses.

The commercial non real estate lending class includes loans made to small and middle market businesses, and loans made to public sector customers. Loans in this class are generally secured by business assets and guaranteed by owners; cashflows are most often our primary source of repayment. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan and lease losses for the commercial non real estate lending class. Key risk characteristics relevant to the commercial non real estate lending class include the industry and geography of the borrower’s business, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan and lease losses.

The agriculture lending class includes loans made to small and mid-size agricultural businesses and individuals. Loans in this class are generally secured by operating assets and guaranteed by owners; cashflows are most often our primary source of repayment. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan and lease losses for the agriculture lending class. Key risk characteristics relevant to the agriculture lending class include the geography of the borrower’s operations, commodity prices and weather patterns, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan and lease losses.

The consumer lending class includes loans made to consumer customers including loans secured by automobiles and other installment loans, and the other lending class includes credit card loans and unsecured revolving credit lines. Historical loss history is the primary factor in determining the allowance for loan and lease losses for the consumer and other lending classes. Key risk characteristics relevant to loans in the consumer and other lending classes primarily relate to the borrower’s capacity and willingness to repay and include unemployment rates and other economic factors, and customer payment and overall credit history. These risk characteristics, among others, are reflected in the environmental factors considered in determining the allowance for loan and lease losses.

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings (“TDRs”)

Loans modified under troubled debt restructurings involve granting a concession to a borrower who is experiencing financial difficulty. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection, which generally would not otherwise be considered. Our TDRs include performing and nonperforming TDRs, which consist of loans that continue to accrue interest at the loan's original interest rate as we expect to collect the remaining principal and interest on the loan, and nonaccrual TDRs, which include loans that are in a nonaccrual status and are no longer accruing interest, as we do not expect to collect the full amount of principal and interest owned from the borrower on these loans. At the time of modification (except for loans on nonaccrual status), a TDR is classified as nonperforming TDR until a six-month payment history of principal and interest payments, in accordance with the terms of the loan modification, is sustained, at which time we move the loan to a performing status (performing TDR). If we do not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. All TDRs are accounted for as impaired loans and are included in our analysis of the allowance for loan and lease losses. A TDR that has been re-underwritten and renewed for a borrower who is no longer experiencing financial difficulty and which yields a market rate of interest at the time of a renewal is no longer considered a TDR.

Allowance for Loan and Lease Losses (“ALLL”) and Unfunded Commitments

The Company maintains an allowance for loan and lease losses at a level management believes is appropriate to reserve for credit losses inherent in our loan portfolio. The allowance for loan and lease losses is determined based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies, and other credit risk indicators, which is inherently subjective.

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

All of these estimates are susceptible to significant change. Changes to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in the consolidated statements of comprehensive income. Past due status is monitored as an indicator of credit deterioration. Loans that are 90 days or more past due are put on nonaccrual status unless the loan is well secured and in the process of collection. Loans deemed to be uncollectible are charged off against the allowance for loan and lease losses. Recoveries of amounts previously charged-off are credited to the allowance for loan and lease losses.

The allowance for loan and lease losses consist of reserves for probable losses that have been identified related to specific borrowing relationships that are individually evaluated for impairment (“specific reserve”), as well as probable losses inherent in our loan portfolio that are not specifically identified (“collective reserve”).

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The Company maintains an ALLL for acquired impaired loans accounted for under ASC 310-30, resulting from decreases in expected cash flows arising from the periodic revaluation of these loans. Any decrease in expected cash flows in the individual loan pool is generally recognized in the current provision for loan and lease losses. Any increase in expected cash flows is generally not recognized immediately, but is instead reflected as an adjustment to the related loan or pool's yield on a prospective basis once any previously recorded provision for loan and lease loss has been recognized.

For acquired nonimpaired loans accounted for under ASC 310-20, the Company utilizes methods to estimate the required allowance for loan and lease losses similar to originated loans; the required reserve is compared to the net carrying value of each acquired nonimpaired loan (by segment) to determine if a provision is required.

While management uses the best information available to establish the allowance for loan and lease losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in performing the estimates.

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

The loss share assets are measured separately from the related loans and foreclosed real estate and recorded as an FDIC indemnification asset on the consolidated balance sheets because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses reduce the carrying amount of the loss share assets. Reductions to expected losses on covered assets, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, also reduce the carrying amount of the loss share assets. The rate of accretion of the indemnification asset discount included in interest income slows to mirror the accelerated accretion of the loan discount. Additional expected losses on covered assets, to the extent such expected losses result in the recognition of an allowance for loan and lease losses, increase the carrying amount of the loss share assets. A related increase in the value of the indemnification asset up to the amount covered by the FDIC is calculated based on the reimbursement rates from the FDIC and is included in other noninterest income. The corresponding loan accretion or amortization is recorded as a component of interest income on the consolidated statements of comprehensive income. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.

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

Loan Servicing Rights

The Company records a servicing asset for contractually separated servicing from the underlying mortgage loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The asset is amortized into mortgage banking income, net on the consolidated statement of comprehensive income in proportion to and over the period of estimated net servicing income.

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to noninterest income. If the Company determines the impairment to be permanent, the valuation is written off against the loan servicing rights, which results in a new amortized balance. Changes in the valuation allowance are reported in mortgage banking income, net in the consolidated statement of comprehensive income. The fair value of loan servicing rights is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. Based on the Company's analysis of loan servicing rights, a valuation allowance of $0.2 million was recorded at June 30, 2016.

Servicing fee income, which is reported in noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding balance or a fixed amount per loan and are recorded as income as earned. The amortization of loan servicing rights is netted against mortgage banking income, net in the statement of consolidated comprehensive income.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. Goodwill is evaluated annually for impairment or more frequently if events and circumstances exist that indicates that a goodwill impairment test should be performed. The Company performs its impairment evaluation as of June 30 of each fiscal year. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill are not recognized in the consolidated financial statements. No goodwill impairment was recognized during the three and nine months ended June 30, 2016 and 2015.

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

Intangible	Method	Years
Core deposit	Straight-line or effective yield	5 - 10
Brand intangible	Straight-line	15
Customer relationships	Straight-line	8.5
Other intangibles	Straight-line	1.25 - 9.33

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No intangible asset impairments were recognized during the periods ended June 30, 2016 and 2015.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

Defined Benefit Plan

The Company assumed plan sponsorship of the HF Financial Corp. Pension Plan during the quarter as part of the HF Financial acquisition. Defined benefit pension obligation and related costs are calculated using actuarial concepts and measurements. Three critical assumptions, the discount rate, the expected long-term rate of return on plan assets, and mortality rates are important elements of expense and/or benefit obligation measurements. Other assumptions involve employee demographic factors such as retirement patterns and turnover. The Company evaluates all assumptions annually. For accounting purposes, mortality assumptions at June 30, 2016 were based on the RP-2014 mortality tables and the MP 2015 projection scales.

The discount rate enables the Company to state expected future benefit payments as a present value on the measurement date. The Company determined the discount rate at June 30, 2016 by utilizing the standard duration index from the Citi Pension Discount Curve and Liability Index. A lower discount rate increases the present value of benefit obligations and increases pension expense.

To determine expected long-term rate of return on defined benefit pension plan assets, the Company considers the current asset allocation of the defined benefit pension plan, as well as historical and expected returns on each asset class. A lower expected rate of return on defined pension plan assets will increase pension expense.

The Company recognizes the over- or under-funded status of a plan as an other asset or other liability in the consolidated balance sheet as measured by the difference between the fair value of the plan assets and the projected benefit obligation. When recorded, unrecognized prior service costs and actuarial gains and losses are recognized as a component of accumulated other comprehensive income (loss).

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
On July 28, 2016, the board of directors of the Company declared a dividend of $0.14 per common share payable on August 24, 2016 to stockholders of record as of close of business on August 12, 2016.
2. New Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which addresses timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires institutions to measure all expected credit losses related to financial assets measured at amortized costs with an expected loss model based on historical experience, current conditions and reasonable and supportable forecasts relevant to affect the collectibility of the financial assets, which is referred to as the current expected credit loss (CECL) model. The ASU requires enhanced disclosures, including qualitative and quantitative requirements, to help understand significant estimates and judgments used in estimating credit losses, as well as provide additional information about the amounts recorded in the financial statements. ASU 2016-13 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The amendment requires the use of the modified retrospective approach for adoption. The Company is currently evaluating the potential impact of ASU 2016-13 on our financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments, which requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Earlier application is permitted for financial statements that have not been issued, therefore the Company has elected to early adopt this ASU as of and for its quarter ended June 30, 2016. The adoption of ASU 2015-16 in the third quarter of 2016 did not have a material impact on the Company's consolidated balance sheet or consolidated statement of comprehensive income. See also Note 3 to these consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, which clarifies guidance pertaining to the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU Nos. 2016-11 and 2016-12, which further clarify guidance and provide practical expedients related to the adoption of ASU No. 2014-09. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the potential impact of these standards on our financial statements.
3. Acquisition Activity
On May 16, 2016, the Company acquired by merger 100% of HF Financial Corp ("HF Financial"), the holding company of Home Federal Bank. Under terms of the agreement, HF Financial's stockholders had the right to receive for each share of HF Financial common stock, at their election (but subject to proration in the event cash or stock is oversubscribed), either (i) 0.6500 share of the Company's common stock, or (ii) $19.50 in cash. The total consideration was prorated as necessary to ensure that 24.29% of the total outstanding shares of HF Financial common stock were exchanged for cash and 75.71% of the total outstanding shares of HF Financial common stock were exchanged for shares of the Company's common stock. Total merger consideration of $142.0 million was paid by the Company in the acquisition, which resulted in goodwill of $40.7 million, as shown in the table below. With this acquisition, the Company expanded its presence into North Dakota and Minnesota through the addition of 23 bank offices and experienced in-market teams. The Company projects increased revenues from additional locations and customers and cost savings will be recognized in future periods through the elimination of redundant operations. The following summarizes consideration paid and an allocation of purchase price to net assets acquired.

	Number of Shares	Amount
(In thousands)
Equity consideration:
Common stock issued	3,448,119	$107,478
Non-equity consideration:
Cash		34,487
Total consideration paid		141,965
Fair value of net assets acquired including identifiable intangible assets		101,312
Goodwill		$40,653
Goodwill of $40.7 million arising from the acquisition arose as a result of consideration in excess of net assets acquired. The amount of goodwill that is expected to be deductible for income tax purposes is $0.0 million. The fair value of intangible assets created in the acquisition was $7.9 million related to core deposits and other intangible assets.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the assets acquired and liabilities assumed which were recorded on the consolidated balance sheet as of the date of merger of HF Financial:

(In thousands)	Fair Value
Identifiable assets acquired:
Cash and due from banks	$18,818
Investment securities	165,052
Net loans	863,741
Premises and equipment	19,220
Accrued interest receivable	4,117
Other repossessed property	4
Intangible assets	7,877
Loan servicing rights	6,573
Other assets	36,639
Total identifiable assets acquired	$1,122,041

Liabilities assumed:
Deposits	$863,121
FHLB advances and other borrowings	115,881
Subordinated debentures	21,110
Other liabilities	20,617
Total liabilities assumed	1,020,729
Fair value of net identifiable assets acquired	101,312
Net purchase price	141,965
Goodwill	$40,653
The Company accounted for the aforementioned business combination under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of acquisition. The foregoing purchase price allocations on the acquisition are preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities. Upon receipt of final fair value estimates, which must be within one year of the acquisition date, the Company will make any final adjustments to the purchase price allocation and retrospectively adjust any goodwill recorded. Material adjustments to acquisition date estimated fair values would be recorded in the reporting period in which the adjustment amounts are determined. Information regarding the Company’s loan discount and related deferred tax asset, core deposit intangible asset and related deferred tax liability, as well as income taxes payable and the related deferred tax balances recorded in the acquisition may be adjusted as the Company refines its estimates. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the acquisition. The Company may incur losses on the acquired loans that are materially different from losses the Company originally projected.

The results of the merged HF Financial operations are presented within the Company’s consolidated financial statements from the acquisition date. The disclosure of HF Financial's post-acquisition revenue and net income is not practical due to the combining of HF Financial’s operations with and into the Company as of the acquisition date. Acquisition-related transaction expenses associated with the HF Financial acquisition totaled $12.2 million and $12.9 million during the three and nine months ended June 30, 2016, respectively, and $0.0 million for the three and nine months ended June 30, 2015.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Supplemental unaudited pro forma information
The following unaudited pro forma combined results of operations of the Company and HF Financial presents results as if the acquisition had been completed as of the beginning of each period indicated. The unaudited pro forma combined results of operations are presented solely for information purposes and are not intended to represent or be indicative of the consolidated results of operations that the Company would have reported had this transaction been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results. In particular, no adjustments have been made to eliminate the amount of HF Financial's provision for loan and lease losses incurred prior to the acquisition date that would not have been necessary had the acquired loans been recorded at fair value as of the beginning of each period indicated. In accordance with Article 11 of SEC Regulation S-X, transaction costs directly attributable to the acquisition have been excluded.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
(In thousands, except per share data)
Net interest income	$125,539	$93,999	$316,922	$275,746
Net income	35,245	30,795	99,927	77,067
Basic earnings per share	0.62	0.53	1.79	1.33
Fully diluted earnings per share	0.62	0.53	1.78	1.33
In the acquisition, the Company acquired $863.7 million of loans at fair value, net of $28.5 million, or 3.30%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $65.4 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management's estimate of expected total cash payments and fair value of the loans as of acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Amount
(In thousands)
Contractually required principal and interest	$83,710
Non-accretable difference	(28,516)
Cash flows expected to be collected	55,194
Accretable yield	(3,662)
Total purchased credit impaired loans acquired	$51,532

The following table presents the acquired loan data for the HF Financial acquisition.

	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
	(In thousands)
Acquired receivables subject to ASC 310-30	$51,532	$83,710	$28,516
Acquired receivables not subject to ASC 310-30	812,209	998,255	9,572

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

4. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2016
U.S. Treasury securities	$226,751	$5,246	$—	$231,997
U.S. Agency securities	49,641	366	—	50,007
Mortgage-backed securities:
Government National Mortgage Association	705,180	5,786	(1,388)	709,578
Federal National Mortgage Association	178,320	1,814	—	180,134
Small Business Assistance Program	146,746	2,550	—	149,296
States and political subdivision securities	33,934	192	(28)	34,098
Corporate debt securities	4,997	2	—	4,999
Other	1,013	42	—	1,055
Total	$1,346,582	$15,998	$(1,416)	$1,361,164

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2015
U.S. Treasury securities	$250,986	$3,811	$—	$254,797
U.S. Agency securities	74,412	643	—	75,055
Mortgage-backed securities:
Government National Mortgage Association	842,460	3,663	(4,503)	841,620
Federal National Mortgage Association	46,449	96	—	46,545
Small Business Assistance Program	101,415	233	(213)	101,435
States and political subdivision securities	1,849	1	—	1,850
Corporate debt securities	4,996	—	(13)	4,983
Other	1,006	36	—	1,042
Total	$1,323,573	$8,483	$(4,729)	$1,327,327
The amortized cost and approximate fair value of debt securities available for sale as of June 30, 2016 and September 30, 2015, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2016		September 30, 2015
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$53,129	$53,503	$76,261	$76,905
Due after one year through five years	254,775	260,136	255,982	259,780
Due after five years through ten years	7,297	7,340	—	—
Due after ten years	122	122	—	—
	315,323	321,101	332,243	336,685
Mortgage-backed securities	1,030,246	1,039,008	990,324	989,600
Securities without contractual maturities	1,013	1,055	1,006	1,042
Total	$1,346,582	$1,361,164	$1,323,573	$1,327,327

Proceeds from sales of securities available for sale were $120.9 million and $0.0 million for the three months ended June 30, 2016 and 2015, respectively, and $145.9 million and $55.1 million for the nine months ended June 30, 2016 and 2015, respectively. Gross gains (pre-tax) of $0.1 million and $0.0 million and gross losses (pre-tax) of $0.0 million and $0.0 million were realized on the sales for the three months ended June 30, 2016 and 2015, respectively. Gross gains (pre-tax) of $0.2 million and $0.6 million and gross losses (pre-tax) of $0.0 million and $0.5 million were realized on the sales for the nine months ended June 30, 2016 and 2015, respectively, using the specific identification method. The Company recognized an other-than-temporary impairment in net loss on sale of securities in the consolidated statements of comprehensive income of $0.0 million and $0.4 million on two security holdings attributable to credit for the three and nine months ended June 30, 2016. There was no other-than-temporary impairment recognized for the three and nine months ended June 30, 2015.
Securities with an estimated fair value of approximately $1.08 billion and $894.3 million at June 30, 2016 and September 30, 2015, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 15% and 36% of the Company’s investment portfolio at June 30, 2016 and September 30, 2015, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired at June 30, 2016 or September 30, 2015.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

			June 30, 2016
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Mortgage-backed securities	$101	$(1)	$199,274	$(1,387)	$199,375	$(1,388)
Corporate debt securities	—	—	—	—	—	—
States and political subdivision securities	4,393	(28)	—	—	4,393	(28)
Total	$4,494	$(29)	$199,274	$(1,387)	$203,768	$(1,416)

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

			September 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Mortgage-backed securities	$58,604	$(236)	$412,058	$(4,480)	$470,662	$(4,716)
Corporate debt securities	4,984	(13)	—	—	4,984	(13)
States and political subdivision securities	—	—	—	—	—	—
Total	$63,588	$(249)	$412,058	$(4,480)	$475,646	$(4,729)
As of June 30, 2016 and September 30, 2015, the Company had 30 and 31 securities, respectively, in an unrealized loss position.
The majority of the Company’s investments in nonmarketable equity securities are stock of the Federal Home Loan Bank ("FHLB"). The carrying value of Federal Home Loan Bank stock was $48.8 million and $35.7 million as of June 30, 2016 and September 30, 2015, respectively, and is reported in other assets on the consolidated balance sheets. No indicators of impairment related to FHLB stock were identified during the three and nine months ended June 30, 2016 and 2015, respectively.
The components of accumulated other comprehensive income (loss) from net unrealized gains (losses) on securities available for sale for the three and nine months ended June 30, 2016 and 2015, respectively are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Beginning balance accumulated other comprehensive income (loss)	$4,709	$2,111	$2,318	$(6,157)
Net unrealized holding gain arising during the period	6,837	(6,099)	11,024	7,186
Reclassification adjustment for net gain (loss) realized in net income	134	—	(196)	(51)
Net change in unrealized gain before income taxes	6,971	(6,099)	10,828	7,135
Income tax (expense)	(2,649)	2,254	(4,115)	(2,712)
Net change in unrealized gain on securities after taxes	4,322	(3,845)	6,713	4,423
Ending balance accumulated other comprehensive income	$9,031	$(1,734)	$9,031	$(1,734)
5. Loans
The composition of loans as of June 30, 2016 and September 30, 2015, is as follows (in thousands):

	June 30, 2016	September 30, 2015
Residential real estate	$1,032,355	$921,827
Commercial real estate	3,657,024	2,845,748
Commercial non real estate	1,746,257	1,610,828
Agriculture	2,101,601	1,861,465
Consumer	79,814	73,049
Other	45,444	38,371
Ending balance	8,662,495	7,351,288
Less:
Unamortized discount on acquired loans	(42,793)	(19,264)
Unearned net deferred fees and costs and loans in process	(12,728)	(6,826)
Total	$8,606,974	$7,325,198
The loan breakouts above include loans covered by FDIC loss sharing agreements totaling $80.1 million and $97.0 million as of June 30, 2016 and September 30, 2015, respectively, residential real estate loans held for sale totaling $21.3 million and $9.9 million at June 30, 2016 and September 30, 2015, respectively, and $1.16 billion and $1.12 billion of loans and written loan commitments accounted for at fair value at June 30, 2016 and September 30, 2015, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Unamortized net deferred fees and costs totaled $7.7 million and $7.5 million as of June 30, 2016 and September 30, 2015, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $5.0 million and $(0.7) million at June 30, 2016 and September 30, 2015, respectively.
Loans guaranteed by agencies of the U.S. government totaled $128.0 million and $105.0 million at June 30, 2016 and September 30, 2015, respectively.
Principal balances of residential real estate loans sold totaled $64.2 million and $79.5 million for the three months ended June 30, 2016 and 2015, respectively, and $172.8 million and $213.4 million for the nine months ended June 30, 2016 and 2015, respectively.
Nonaccrual
The following table presents the Company’s nonaccrual loans at June 30, 2016 and September 30, 2015 (in thousands), excluding ASC 310-30 loans. Loans greater than 90 days past due and still accruing interest as of June 30, 2016 and September 30, 2015, were not significant.

Nonaccrual loans	June 30, 2016	September 30, 2015
Residential real estate	$5,834	$7,642
Commercial real estate	10,331	9,556
Commercial non real estate	11,678	14,281
Agriculture	62,356	24,569
Consumer	88	107
Total	$90,287	$56,155
Credit Quality Information
The composition of the loan portfolio by internally assigned grade is as follows as of June 30, 2016 and September 30, 2015. This table (in thousands) is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.16 billion at June 30, 2016 and $1.12 billion at September 30, 2015:

As of June 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$921,503	$3,128,241	$1,148,620	$1,426,550	$78,478	$45,444	$6,748,836
Watchlist	5,212	108,694	69,731	212,049	207	—	395,893
Substandard	10,705	61,864	29,504	135,222	315	—	237,610
Doubtful	103	155	523	—	—	—	781
Loss	—	—	—	—	—	—	—
Ending balance	937,523	3,298,954	1,248,378	1,773,821	79,000	45,444	7,383,120
Loans covered by FDIC loss sharing agreements	80,137	—	—	—	—	—	80,137
Total	$1,017,660	$3,298,954	$1,248,378	$1,773,821	$79,000	$45,444	$7,463,257

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$799,359	$2,384,980	$1,053,091	$1,272,312	$72,705	$38,371	$5,620,818
Watchlist	4,890	66,024	50,242	189,144	78	—	310,378
Substandard	11,877	56,905	60,801	53,837	223	—	183,643
Doubtful	323	200	682	256	7	—	1,468
Loss	—	—	—	—	—	—	—
Ending balance	816,449	2,508,109	1,164,816	1,515,549	73,013	38,371	6,116,307
Loans covered by FDIC loss sharing agreements	97,030	—	—	—	—	—	97,030
Total	$913,479	$2,508,109	$1,164,816	$1,515,549	$73,013	$38,371	$6,213,337
Past Due Loans
The following table (in thousands) presents the Company’s past due loans at June 30, 2016 and September 30, 2015. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.16 billion at June 30, 2016 and $1.12 billion at September 30, 2015.

As of June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
Residential real estate	$1,242	$877	$1,399	$3,518	$934,005	$937,523
Commercial real estate	42	224	5,433	5,699	3,293,255	3,298,954
Commercial non real estate	182	436	8,589	9,207	1,239,171	1,248,378
Agriculture	4,343	7,972	4,735	17,050	1,756,771	1,773,821
Consumer	157	26	7	190	78,810	79,000
Other	—	—	—	—	45,444	45,444
Ending balance	5,966	9,535	20,163	35,664	7,347,456	7,383,120
Loans covered by FDIC loss sharing agreements	849	496	260	1,605	78,532	80,137
Total	$6,815	$10,031	$20,423	$37,269	$7,425,988	$7,463,257

As of September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
Residential real estate	$486	$858	$2,776	$4,120	$812,329	$816,449
Commercial real estate	1,708	1,204	4,247	7,159	2,500,950	2,508,109
Commercial non real estate	697	7,944	4,072	12,713	1,152,103	1,164,816
Agriculture	2,161	175	6,264	8,600	1,506,949	1,515,549
Consumer	232	8	37	277	72,736	73,013
Other	—	—	—	—	38,371	38,371
Ending balance	5,284	10,189	17,396	32,869	6,083,438	6,116,307
Loans covered by FDIC loss sharing agreements	2,455	594	873	3,922	93,108	97,030
Total	$7,739	$10,783	$18,269	$36,791	$6,176,546	$6,213,337

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans
The following table presents the Company’s impaired loans (in thousands). This table excludes loans covered by FDIC loss sharing agreements:

	June 30, 2016			September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans:
With an allowance recorded:
Residential real estate	$10,983	$11,942	$3,173	$12,364	$12,602	$2,784
Commercial real estate	69,602	70,665	7,602	67,751	69,722	4,644
Commercial non real estate	31,066	33,260	5,045	65,495	76,647	5,657
Agriculture	135,222	137,479	11,761	54,093	54,699	3,950
Consumer	327	510	69	230	359	50
Total	$247,200	$253,856	$27,650	$199,933	$214,029	$17,085
There are no impaired loans without a valuation allowance, other than those loans for which the Company has claim to collateral with value(s) in excess of the outstanding loan amount, after allowing for the cost of liquidating the collateral as of June 30, 2016 and September 30, 2015.
The average recorded investment on impaired loans and interest income recognized on impaired loans for the three and nine months ended June 30, 2016 and 2015, respectively, are as follows (in thousands):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Nine Months Ended June 30, 2016		Nine Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized while on Impaired Status	Average Recorded Investment	Interest Income Recognized while on Impaired Status	Average Recorded Investment	Interest Income Recognized while on Impaired Status	Average Recorded Investment	Interest Income Recognized while on Impaired Status
Residential real estate	$11,743	$438	$12,413	$453	$11,899	$877	$12,336	$1,398
Commercial real estate	78,962	3,193	75,665	3,106	76,159	6,666	72,287	9,498
Commercial non real estate	37,322	1,162	49,705	2,308	44,365	2,284	45,409	5,753
Agriculture	118,056	5,359	44,405	1,232	102,065	11,054	42,186	3,019
Consumer	314	38	238	24	293	80	249	75
Total	$246,397	$10,190	$182,426	$7,123	$234,781	$20,961	$172,467	$19,743
Valuation adjustments made to repossessed properties for the three months ended June 30, 2016 and 2015, totaled $0.5 million and $1.2 million, respectively and $1.0 million and $5.6 million for the nine months ended June 30, 2016 and 2015, respectively. The adjustments are included in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan and lease losses for TDRs were $10.0 million and $3.6 million at June 30, 2016 and September 30, 2015, respectively. Commitments to lend additional funds to borrowers whose loans were modified in a TDR were $0.2 million and $2.3 million as of June 30, 2016 and September 30, 2015, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the recorded value of the Company’s TDR balances as of June 30, 2016 and September 30, 2015 (in thousands):

	June 30, 2016		September 30, 2015
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential real estate	$413	$1,090	$452	$1,547
Commercial real estate	17,851	3,429	30,917	4,725
Commercial non real estate	7,255	1,539	8,928	833
Agriculture	19,610	32,723	20,041	6,857
Consumer	32	9	33	4
Total	$45,161	$38,790	$60,371	$13,966

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the three months ended June 30, 2016 and 2015, respectively:

Three Months Ended June 30,
	2016			2015
		Recorded Investment			Recorded Investment
(in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	1	42	42	1	35	35
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	1	42	42	1	35	35
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	1	574	574
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	1	574	574
Commercial non real estate
Rate modification	—	—	—	—	—	—
Term extension	3	57	57	—	—	—
Payment modification	1	878	878	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non real estate	4	935	935	—	—	—
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	1	18	18
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	—	—	—	1	18	18
Total accruing	5	$977	$977	3	$627	$627
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the nine months ended June 30, 2016 and 2015, respectively:

	Nine Months Ended June 30,
	2016			2015
		Recorded Investment			Recorded Investment
(in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	—	$—	$—	1	$15	$15
Term extension	1	42	42	1	35	35
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	1	21	21
Total residential real estate	1	42	42	3	71	71
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	2	1,898	1,898	2	664	574
Payment modification	—	—	—	6	22,542	22,542
Bankruptcy	—	—	—	1	498	498
Other	3	6,714	6,714	—	—	—
Total commercial real estate	5	8,612	8,612	9	23,704	23,614
Commercial non real estate
Rate modification	1	49	49	1	32	32
Term extension	4	115	115	3	2,879	2,879
Payment modification	2	948	948	2	1,874	1,874
Bankruptcy	—	—	—	—	—	—
Other	3	3,849	3,849	—	—	—
Total commercial non real estate	10	4,961	4,961	6	4,785	4,785
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	13	26,914	26,914	—	—	—
Payment modification	4	989	989	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	17	27,903	27,903	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	1	18	18
Bankruptcy	—	—	—	1	6	6
Other	—	—	—	—	—	—
Total consumer	—	—	—	2	24	24
Total accruing	33	$41,518	$41,518	20	$28,584	$28,494
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	1	$90	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015
		Recorded Investment			Recorded Investment
(in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	1	—	—
Payment modification	1	50	49	1	19	19
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	1	25	10
Total residential real estate	1	50	49	3	44	29
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial Non Real Estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	1	77	—
Payment modification	—	—	—	1	4	4
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non real estate	—	—	—	2	81	4
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	1	101	100	—	—	—
Payment modification	4	932	887	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	1	96	96	—	—	—
Total agriculture	6	1,129	1,083	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	1	1	1
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	—	—	—	1	1	1
Total non-accruing	7	$1,179	$1,132	6	$126	$34
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	7	$47	$—	2	$92	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the nine months ended June 30, 2016 and 2015:

	Nine Months Ended June 30,
	2016			2015
		Recorded Investment			Recorded Investment
(in thousands)	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
Residential real estate
Rate modification	—	$—	$—	2	$104	$104
Term extension	—	—	—	2	77	77
Payment modification	2	237	236	1	19	19
Bankruptcy	—	—	—	1	43	43
Other	—	—	—	1	25	10
Total residential real estate	2	237	236	7	268	253
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial Non Real Estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	5	294	217
Payment modification	2	760	760	1	4	4
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non real estate	2	760	760	6	298	221
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	1	101	100	—	—	—
Payment modification	4	932	887	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	1	96	96	—	—	—
Total agriculture	6	1,129	1,083	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	2	2	2
Payment modification	—	—	—	—	—	—
Bankruptcy	1	8	8	—	—	—
Other	—	—	—	—	—	—
Total consumer	1	8	8	2	2	2
Total non-accruing	11	$2,134	$2,087	15	$568	$476
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	7	$47	$—	2	$92	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The tables below represent defaults on loans that were first modified during the respective past 12 months, that became 90 days or more delinquent or were charged-off during the three and nine months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2016		2015		2016		2015
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	—	$—	1	$10	1	$—	4	$353
Commercial real estate	—	—	—	—	—	—	—	—
Commercial non real estate	2	275	2	32	2	275	4	32
Agriculture	1	760	3	782	3	760	3	782
Consumer	—	—	—	—	—	—	—	—
Total	3	$1,035	6	$824	6	$1,035	11	$1,167
The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification. For the three months ended June 30, 2016, there were $17.9 million of loans removed from TDR status as they were restructured at market terms and are performing. There were no significant loans removed from TDR status for the three months ended June 30, 2015.
6. Allowance for Loan and Lease Losses
The following tables presents the Company’s allowance for loan and lease losses roll forward for the three and nine months ended June 30, 2016 and 2015 (in thousands):

Three Months Ended June 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance April 1, 2016	$8,796	$20,904	$12,631	$18,323	$336	$927	$61,917
Charge-offs	(257)	(291)	(1,936)	(1,133)	(37)	(497)	(4,151)
Recoveries	133	77	235	262	61	337	1,105
Provision	(778)	(713)	1,200	5,634	79	304	5,726
(Improvement) impairment of ASC 310-30 loans	(205)	(149)	—	—	—	—	(354)
Ending balance June 30, 2016	$7,689	$19,828	$12,130	$23,086	$439	$1,071	$64,243

Three Months Ended June 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance April 1, 2015	$7,495	$15,736	$15,957	$12,222	$189	$827	$52,426
Charge-offs	(77)	(280)	(1,337)	(411)	(31)	(356)	(2,492)
Recoveries	84	205	949	10	32	306	1,586
Provision	(325)	2,130	1,381	1,545	164	96	4,991
(Improvement) impairment of ASC 310-30 loans	(625)	45	—	—	(1)	—	(581)
Ending balance June 30, 2015	$6,552	$17,836	$16,950	$13,366	$353	$873	$55,930

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended June 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance October 1, 2015	$8,025	$18,014	$15,996	$13,952	$348	$865	$57,200
Charge-offs	(959)	(1,063)	(2,193)	(2,257)	(183)	(1,494)	(8,149)
Recoveries	472	568	875	386	131	868	3,300
Provision	463	2,547	(2,478)	11,005	143	832	12,512
(Impairment) improvement of ASC 310-30 loans	(312)	(238)	(70)	—	—	—	(620)
Ending balance June 30, 2016	$7,689	$19,828	$12,130	$23,086	$439	$1,071	$64,243

Nine Months Ended June 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Beginning balance October 1, 2014	$8,342	$16,884	$10,550	$10,655	$264	$823	$47,518
Charge-offs	(197)	(1,932)	(9,861)	(438)	(88)	(1,187)	(13,703)
Recoveries	197	300	3,092	89	79	950	4,707
Provision	(515)	2,476	13,169	3,060	123	287	18,600
(Impairment) improvement of ASC 310-30 loans	(1,275)	108	—	—	(25)	—	(1,192)
Ending balance June 30, 2015	$6,552	$17,836	$16,950	$13,366	$353	$873	$55,930

The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance. These tables (in thousands) are presented net of unamortized discount on acquired loans and excludes loans of $1.16 billion measured at fair value (and the associated credit mark embedded within the carrying value of these loans) with changes in fair value reported in earnings, loans held for sale of $21.3 million, and guaranteed loans of $128.0 million for June 30, 2016 and loans measured at fair value with changes in fair value reported in earnings of $1.12 billion, loans held for sale of $9.9 million, and guaranteed loans of $105.0 million for September 30, 2015.

As of June 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Allowance for loan and lease losses
Individually evaluated for impairment	$3,172	$7,570	$5,038	$11,761	$69	$—	$27,610
Collectively evaluated for impairment	3,216	11,414	7,092	11,325	370	1,071	34,488
ASC 310-30 loans	1,301	844	—	—	—	—	2,145
Total allowance	$7,689	$19,828	$12,130	$23,086	$439	$1,071	$64,243

Financing Receivables
Individually evaluated for impairment	$10,413	$47,576	$29,681	$100,641	$281	$—	$188,592
Collectively evaluated for impairment	914,322	3,132,124	1,170,544	1,646,828	77,710	45,444	6,986,972
ASC 310-30 loans	70,993	45,670	4,591	16,115	1,009	—	138,378
Loans Outstanding	$995,728	$3,225,370	$1,204,816	$1,763,584	$79,000	$45,444	$7,313,942

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Allowance for loan and lease losses
Individually evaluated for impairment	$2,783	$4,585	$5,624	$3,950	$50	$—	$16,992
Collectively evaluated for impairment	3,618	12,347	10,302	10,002	298	865	37,432
ASC 310-30 loans	1,624	1,082	70	—	—	—	2,776
Total allowance	$8,025	$18,014	$15,996	$13,952	$348	$865	$57,200

Financing Receivables
Individually evaluated for impairment	$13,106	$49,794	$62,158	$44,253	$193	$—	$169,504
Collectively evaluated for impairment	806,912	2,385,636	1,056,806	1,461,230	71,549	38,371	5,820,504
ASC 310-30 loans	82,189	20,710	2,759	1,538	1,271	—	108,467
Loans Outstanding	$902,207	$2,456,140	$1,121,723	$1,507,021	$73,013	$38,371	$6,098,475
The Company maintains an ALLL for acquired loans accounted for under ASC 310-30 as a result of impairment to loan pools arising from the periodic re-valuation of these loans. Any impairment in the individual pool is generally recognized in the current period as provision for loan and lease losses. Any improvement in the estimated cash flows, is generally not recognized immediately, but is instead reflected as an adjustment to the related loan pools yield on a prospective basis once any previously recorded impairment has been recaptured.
The ALLL for ASC 310-30 loans totaled $2.1 million at June 30, 2016, compared to $2.8 million at September 30, 2015. During the three and nine month period ended June 30, 2016, loan pools accounted for under ASC 310-30 had a net reversal of provision of $0.4 million and $0.6 million, respectively, as a result of increases in expected cash flows. Net provision reversals for the three and nine month period ended June 30, 2015 totaled $0.6 million and $1.2 million, and were driven a result of increases in expected cash flows in the residential real estate pool.
For acquired loans not accounted for under ASC 310-20 (purchased non-credit impaired), the Company utilizes specific and collective reserve calculation methods similar to originated loans. The required ALLL for these loans is included in the individually evaluated for impairment bucket of the ALLL if the loan is rated substandard or worse, and in the collectively evaluated for impairment bucket for pass rated loans.
The reserve for unfunded loan commitments was $0.5 million at June 30, 2016 and $0.4 million at September 30, 2015 and is recorded in other liabilities on the consolidated balance sheets.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

7. Accounting for Certain Loans Acquired with Deteriorated Credit Quality
In June 2010 and May 2016, the Company acquired certain loans that had deteriorated credit quality (ASC 310-30 loans). Loan accounting specific to these purchased credit impaired loans addresses differences between contractual cash flows expected to be collected from the initial investment in loans if those differences are attributable, at least in part, to credit quality. Several factors were considered when evaluating whether a loan was considered a purchased credit impaired loan, including the delinquency status of the loan, updated borrower credit status, geographic information, and updated loan-to-values (“LTV”). U.S. GAAP allows purchasers to aggregate purchased credit impaired loans acquired in the same fiscal quarter in one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
Loan pools are periodically reassessed to determine expected cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller, homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large individual loans that consider similar prepayment factors listed above for smaller homogeneous loans. The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the three and nine months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$39,843	$43,431	$44,489	$50,889
Acquisition	3,662	—	3,662	—
Accretion	(2,529)	(3,240)	(7,119)	(11,249)
Reclassification from (to) nonaccretable difference	—	7,736	(56)	8,367
Disposals	—	(1,038)	—	(1,118)
Balance at end of period	$40,976	$46,889	$40,976	$46,889
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
The following table provides purchased credit impaired loans at June 30, 2016 and September 30, 2015 (in thousands):

	June 30, 2016			September 30, 2015
	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]
Residential real estate	$83,624	$70,993	$69,692	$93,979	$82,189	$80,565
Commercial real estate	131,309	45,670	44,826	97,302	20,710	19,628
Commercial non real estate	11,819	4,591	4,591	10,387	2,759	2,689
Agriculture	20,042	16,115	16,115	1,538	1,538	1,538
Consumer	1,178	1,009	1,009	1,368	1,271	1,271
Total lending	$247,972	$138,378	$136,233	$204,574	$108,467	$105,691
1 Represents the legal balance of loans acquired with deteriorated credit quality.
2 Represents the book balance of loans acquired with deteriorated credit quality.
3 Represents the book balance of loans acquired with deteriorated credit quality net of the related allowance for loan and lease losses.
Due to improved cash flows of the purchased credit impaired loans, the reductions to allowance recognized on previous impairments were $0.4 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively and $0.6 million and $1.9 million for the nine months ended June 30, 2016 and 2015, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

8. FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the TierOne Bank acquisition, the Company is reimbursed for a portion of the losses incurred on covered assets. As covered assets are resolved, whether it be through repayment, short sale of the underlying collateral, the foreclosure on or sale of collateral, or the sale or charge-off of loans or OREO, any differences between the carrying value of the covered assets versus the payments received during the resolution process, that are reimbursable by the FDIC, are recognized as reductions in the FDIC indemnification asset. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC. The following table represents a summary of the activity related to the FDIC indemnification asset for the three and nine months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$12,875	$19,895	$14,722	$26,678
Amortization	(959)	(1,754)	(2,886)	(6,347)
Changes in expected reimbursements from FDIC for changes in expected credit losses	(14)	15	(141)	(175)
Changes in reimbursable expenses	(268)	(1,148)	(695)	(1,511)
Payments (reimbursements) of covered losses from the FDIC	72	(29)	706	(1,666)
Balance at end of period	$11,706	$16,979	$11,706	$16,979
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
The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at June 30, 2016 and September 30, 2015 (in thousands):

	June 30, 2016
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,071,795	Liabilities	$—	$(91,066)
Mortgage loan commitments	57,704	Assets	253	—
Mortgage loan forward sale contracts	75,195	Liabilities	—	(253)

	September 30, 2015
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,087,505	Liabilities	$41	$(53,559)
Mortgage loan commitments	30,196	Assets	95	—
Mortgage loan forward sale contracts	36,655	Liabilities	—	(95)
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

traditional on-balance sheet financial instruments. The Company manages interest rate swap credit risk with the same standards and procedures applied to its commercial lending activities. Amounts due from swap counterparties to reclaim cash collateral under the interest rate swap master netting arrangements have not been offset against the derivative balances.
Credit-risk-related contingent features
The Company has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty has the right to terminate the derivative positions and the Company would be required to settle its obligations under the agreements. As of June 30, 2016, the termination value of derivatives in a net liability position related to these agreements was $93.4 million which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with its derivative counterparties and as of June 30, 2016, the Company had posted $101.6 million in eligible collateral.
The effect of derivatives on the consolidated statements of comprehensive income for the three and nine months ended June 30, 2016 and 2015 (in thousands) was as follows:

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Nine Months Ended June 30,
	Location of Gain (Loss) Recognized in Income	2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Interest rate swaps	Noninterest income	$(21,925)	$18,946	$(53,379)	$(27,357)
Mortgage loan commitments	Noninterest income	201	(26)	253	1
Mortgage loan forward sale contracts	Noninterest income	(201)	26	(253)	(1)
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
The following tables (in thousands) present the Company's total gross derivative assets and liabilities at June 30, 2016 and September 30, 2015, which are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements for the net reported amount in the consolidated balance sheets. These amounts are offset on the consolidated balance sheets.

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments[1]	Net Amount
June 30, 2016
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$—	$—	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(91,066)	—	(91,066)	91,066	—
Total derivative financial liabilities	$(91,066)	$—	$(91,066)	$91,066	$—
1 The actual amount of collateral exceeds the fair value exposure, at the individual counterparty level, as of the date presented.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
September 30, 2015
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$41	$(41)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(53,559)	41	(53,518)	53,518	—
Total derivative financial liabilities	$(53,518)	$—	$(53,518)	$53,518	$—
10. The Fair Value Option For Certain Loans
The Company has elected to measure certain long-term loans and written loan commitments at fair value to assist in managing the interest rate risk for longer-term loans. This fair value option was elected upon the origination of these loans. Interest income is recognized in the same manner as interest on non-fair value loans.
See Note 19 for additional disclosures regarding the fair value of the fair value option loans and written loan commitments.
Long-term loans and written loan commitments for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $83.0 million and $47.8 million at June 30, 2016 and September 30, 2015, respectively. The total unpaid principal balance of these long-term loans was approximately $1.07 billion and $1.07 billion at June 30, 2016 and September 30, 2015, respectively. The fair value of these loans and written loan commitments is included in total loans in the consolidated balance sheets and are grouped with commercial non real estate, commercial real estate, and agricultural loans in Note 5. The fair value of these written loan commitments was not material at June 30, 2016 and September 30, 2015, respectively. As of June 30, 2016 and September 30, 2015, there were loans with a fair value of $9.0 million and $1.5 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $11.0 million and $1.7 million, respectively.
Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported within the consolidated statements of comprehensive income are as follows for the three and nine months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value
Long-term loans and written loan commitments	$14,197	$14,197	$(24,394)	$(24,394)	$35,252	$35,252	$7,914	$7,914
For long-term loans and written loan commitments, $2.7 million and $0.0 million for the three months ended June 30, 2016 and 2015, respectively, and $2.3 million and $0.5 million for the nine months ended June 30, 2016 and 2015, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

11. Goodwill
A summary of changes to the carrying amount of goodwill is as follows (in thousands):

	June 30, 2016	September 30, 2015
Balance, beginning of period	$697,807	$697,807
Goodwill acquired during the period	40,653	—
Balance, end of period	$738,460	$697,807
The goodwill acquired in 2016 was a result of the HF Financial acquisition. See Note 3 for further information.
12. Core Deposits and Other Intangibles
A summary of intangible assets subject to amortization is as follows (in thousands):

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Other Intangible	Total
As of June 30, 2016
Gross carrying amount	$100,018	$8,464	$16,089	$538	$125,109
Accumulated amortization	(92,455)	(4,559)	(15,326)	(12)	(112,352)
Net intangible assets	$7,563	$3,905	$763	$526	$12,757
As of September 30, 2015
Gross carrying amount	$92,679	$8,464	$16,089	$—	$117,232
Accumulated amortization	(92,073)	(4,136)	(13,904)	—	(110,113)
Net intangible assets	$606	$4,328	$2,185	$—	$7,119
Amortization expense of intangible assets was $0.7 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively, and $2.1 million and $6.4 million for the nine months ended June 30, 2016 and 2015, respectively.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows (in thousands):

Remaining in 2016	$1,024
2017	2,342
2018	1,614
2019	1,489
2020	1,363
2021 and thereafter	4,925
Total	$12,757

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

13. Loan Servicing Rights
Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The following table is the activity for loan servicing rights and the related valuation allowance (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Loan servicing rights, beginning of period	$—	$—	$—	$—
Acquired in HF Financial acquisition	6,573	—	6,573	—
Additions	—	—	—	—
Amortization (1)	(166)	—	(166)	—
Loan servicing rights, end of period	$6,407	$—	$6,407	$—

Valuation allowance, beginning of period	$—	$—	$—	$—
Additions / (reductions) (1)	(176)	—	(176)	—
Valuation allowance, end of period	$(176)	$—	$(176)	$—

Loan servicing rights, net	$6,231	$—	$6,231	$—

Servicing fees received	$306	$—	$306	$—
Balance of loans serviced at:
Beginning of period	—	—	—	—
End of period	914,694	—	914,694	—

(1) Changes to carrying amounts are reported net of loan servicing income on the consolidated statements of comprehensive income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity and prospective industry consensus data. An independent third party is utilized to calculate the amortization and valuation based upon specific loan characteristics, prepayment speeds generated from a validation model utilizing both empirical and market derived data and discount rates. At June 30, 2016, the constant prepayment rates (CPR) used to calculate the amortization averaged 16.4%. For valuation purposes, an average discount rate of 11.6% was utilized at June 30, 2016. Based on the Company's analysis of mortgage servicing rights, a $0.2 million valuation reserve was recorded at June 30, 2016 and $0.0 million at June 30, 2015.
14. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $161.8 million and $180.6 million and fair value of approximately $163.0 million and $181.6 million at June 30, 2016 and September 30, 2015, respectively. In most cases, the Company over-collateralizes the repurchase agreements at 102% of total funds borrowed to protect the purchaser from changes in market value.  Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered. The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at June 30, 2016 and September 30, 2015 (in thousands).

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury and agency securities	$—	$—	$—	$—	$—
Mortgage-backed securities	156,072	—	—	2,944	159,016
Total repurchase agreements	$156,072	$—	$—	$2,944	$159,016

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury and agency securities	$64,252	$—	$—	$—	$64,252
Mortgage-backed securities	118,147	—	—	2,872	121,019
Total repurchase agreements	$182,399	$—	$—	$2,872	$185,271

15. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at June 30, 2016 and September 30, 2015 (in thousands):

	June 30, 2016	September 30, 2015
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 0.43% to 3.66% and maturity dates from October 2016 to July 2023, collateralized by real estate loans and FHLB stock, with various call dates at the option of the FHLB	$520,000	$581,000
Federal Home Loan Bank fed funds advance, interest rate of 0.42% to 0.52%, maturity dates from July 2016 to September 2016	393,155	—
Other	173	—
Total	913,328	581,000
Fair value adjustment (1)	49	—
Total FHLB advances and other borrowings	$913,377	$581,000

(1) Adjustment reflects the fair value adjustments related to the FHLB advances and notes payable assumed as part of the HF Financial acquisition.
The Company has a $10.0 million revolving line of credit with Wells Fargo, which expires on July 28, 2017. The line of credit has an interest rate of 1 Month LIBOR plus 200 basis points, with interest payable monthly. There is also an unused line fee of .20% on the unused portion which is payable quarterly. The interest rate was 2.47% at June 30, 2016. There were $0.0 million outstanding advances on this line of credit at June 30, 2016 and September 30, 2015.
As of June 30, 2016, based on its Federal Home Loan Bank stock holdings, the combined aggregate additional borrowing capacity of the Company with the Federal Home Loan Bank was $684.7 million.
Principal balances of loans pledged to the Federal Home Loan Bank to collateralize notes payable totaled $3.11 billion and $2.29 billion at June 30, 2016 and September 30, 2015, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2016, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows (in thousands):

Remaining in 2016	$393,328
2017	29,000
2018	31,000
2019	—
2020	—
2021 and thereafter	460,000
Total	$913,328

16. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has caused seven trusts to be created (or assumed as part of the HF Financial and Sunstate Bank acquisitions) that have issued and outstanding 78,400 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (the "Preferred Securities"). These seven trusts were established and exist for the sole purpose of issuing the Preferred Securities and investing the proceeds in junior subordinated deferrable interest debentures (the "Debentures") issued by the Company. The Debentures constitute the sole assets of the seven trusts. The Preferred Securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus a range from 1.48% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock, but not beyond the respective maturity date. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for all seven Preferred Securities as the call option date has passed. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's common and preferred stock. The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes the Debentures qualify as elements of capital. $77.1 million and $56.1 million of Debentures were eligible for treatment as Tier 1 capital, respectively, as of June 30, 2016 and 2015.
Relating to the trusts, the Company held as assets $2.5 million and $1.7 million in common shares at June 30, 2016 and 2015, respectively, which are included in other assets on the consolidated balance sheets.
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at June 30, 2016, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, which commenced on February 15, 2016 until August 15, 2020. From August 15, 2020, to but excluding the maturity date or date of earlier redemption, the notes will bear interest at a rate per annum equal to to three-month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Subordinated debentures and subordinated notes payable are summarized as follows (in thousands):

	June 30, 2016		September 30, 2015
	Amount outstanding	Common Shares Held in Other Assets	Amount outstanding	Common Shares Held in Other Assets
Junior subordinated debentures payable to nonconsolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HFB Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	—	—
HFB Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	—	—
HFB Trust V, variable rate of 1.83%, plus 3 month LIBOR	10,310	310	—	—
HFB Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	—	—
Total junior subordinated debentures payable	80,920	$2,520	56,083	$1,683
Less: fair value adjustment (1)	(3,792)		—
Total junior subordinated debentures payable, net of fair value adjustment	77,128		56,083

Subordinated notes payable
Fixed to floating rate, 4.875% per annum	35,000		35,000
Less: unamortized debt issuance costs	(301)		(356)
Total subordinated notes payable	34,699		34,644
Total subordinated debentures and subordinated notes payable	$111,827		$90,727

(1) Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.
17. Profit-Sharing and Defined Benefit Plans
Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan (the Plan). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $1.2 million and $1.1 million to the Plan for the three months ended June 30, 2016 and 2015, respectively and $3.2 million and $2.9 million for the nine months ended June 30, 2016 and 2015, respectively.
Defined Benefit Plan
The Company acquired a noncontributory (cash balance) defined benefit pension plan from HF Financial which covers employees of HF Financial and its wholly-owned subsidiaries. Effective July 1, 2015, the Company froze the plan which eliminates future contributions for qualified individuals. The plan has not been terminated, so the plan continues to exist with related benefit obligations and plan assets for those vested within the plan.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Information relative to the components of net periodic benefit cost measured at/or for the three and nine months ended June 30, 2016 and 2015 for the defined benefit plan is presented below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net periodic benefit cost
Service cost	$8	$—	$8	$—
Interest cost	109	—	109	—
Expected return on plan assets	(95)	—	(95)	—
Amortization of prior losses	—	—	—	—
Net periodic benefit cost	$22	$—	$22	$—
The Company does not anticipate funding any contributions for fiscal 2016.
18. Stock-Based Compensation
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
Stock based compensation is recognized based on the number of awards that are ultimately expected to vest. Forfeitures are estimated based on historical turnover experience of qualified employees. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of comprehensive income. For the three months ended June 30, 2016 and 2015, stock compensation expense was $0.9 million and $0.3 million, respectively. For the nine months ended June 30, 2016 and 2015, stock compensation expense was $2.7 million and $1.0 million, respectively. Related income tax benefits recognized were $0.3 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively and $1.0 million and $0.4 million for the nine months ended June 30, 2016 and 2015, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the Plans’ restricted share and performance-based stock award activity as of June 30, 2016 and September 30, 2015:

	June 30, 2016		September 30, 2015
Restricted Shares	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted shares, beginning of fiscal year	80,446	$18.18	—	$—
Granted	113,543	30.95	81,419	18.18
Vested and issued	(25,729)	18.11	—	—
Forfeited	(3,137)	20.94	(973)	18.00
Canceled	—	—	—	—
Restricted shares, end of period	165,123	$26.92	80,446	$18.18

Vested, but not issuable at end of period	24,480	$26.14	12,221	$18.00

Performance Shares
Performance shares, beginning of fiscal year	211,026	$18.00	—	$—
Granted	43,371	30.78	221,294	18.00
Vested and issued	(55)	18.00	—	—
Forfeited	(14,440)	18.36	(10,268)	18.00
Canceled	—	—	—	—
Performance shares, end of period	239,902	$20.29	211,026	$18.00
The number of performance shares granted is reflected in the above table at the 100% target performance level. The actual performance-based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 150% of the target amount. The outstanding number of performance shares reflected in the table represents the number of shares expected to be awarded based on estimated achievement of the goals as of June 30, 2016. The maximum number of performance-based shares that could be issued if performance is attained at 150% of target based on the grants made to date was approximately 359,853 shares at June 30, 2016.
As of June 30, 2016, there was $4.9 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.4 years. The fair value of the vested, but not issued stock awards at June 30, 2016, was $0.8 million.
19. Fair Value Measurements
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
Cash Value of Life Insurance
Fair value is equal to the cash surrender value of the life insurance policies.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and September 30, 2015 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2016
U.S. Treasury securities	$231,997	$231,997	$—	$—
U.S. Agency securities	50,007	50,007	—	—
Mortgage-backed securities	1,039,008	—	1,039,008	—
States and political subdivision securities	34,098	—	32,783	1,315
Corporate debt securities	4,999	—	4,999	—
Other	1,055	—	1,055	—
Securities available for sale	$1,361,164	$282,004	$1,077,845	$1,315
Derivatives-assets	$253		$253	$—
Derivatives-liabilities	91,319	—	91,319	—
Fair value loans and written loan commitments	1,156,442	—	1,156,442	—
Cash value of life insurance	28,945	—	28,945	—

	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2015
U.S. Treasury securities	$254,797	$254,797	$—	$—
U.S. Agency securities	75,055	75,055	—	—
Mortgage-backed securities	989,600	—	989,600	—
States and political subdivision securities	1,850	—	15	1,835
Corporate debt securities	4,983	—	4,983	—
Other	1,042	—	1,042	—
Securities available for sale	$1,327,327	$329,852	$995,640	$1,835
Derivatives-assets	$95	$—	$95	$—
Derivatives-liabilities	53,613	—	53,613	—
Fair value loans and written loan commitments	1,118,687	—	1,118,687	—
Cash value of life insurance	6,800	—	6,800	—
The following table presents the changes in Level 3 financial instruments for the three and nine months ended June 30, 2016 and 2015 (in thousands):

Other Securities Available for Sale	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$1,458	$1,958	$1,835	$2,029
Additions	15	—	15	—
Principal paydown	(158)	(124)	(235)	(195)
Realized loss on securities	—	—	(300)	—
Balance, end of period	$1,315	$1,834	$1,315	$1,834

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
Loan Servicing Rights
Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts (Level 3), when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against market data (Level 3).
The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and September 30, 2015 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2016
Other real estate owned	$3,985	$—	$—	$3,985
Impaired loans	160,151	—	—	160,151
Loans held for sale, at lower of cost or fair value	21,301	—	21,301	—
Loan servicing rights	6,231	—	—	6,231

As of September 30, 2015
Other real estate owned	$8,826	$—	$—	$8,826
Impaired loans	153,318	—	—	153,318
Loans held for sale, at lower of cost or fair value	9,867	—	9,867	—
Loan servicing rights	—	—	—	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at June 30, 2016 were as follows (in thousands):

Financial Instrument	Fair Value of Assets / (Liabilities) at June 30, 2016	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Other real estate owned	$3,985	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	160,151	Appraisal value	Property specific adjustment	N/A	N/A
Loan servicing rights	6,231	Discounted cash flows	Constant prepayment rate Discount rate	13.0 - 22.0% 9.5 - 15.0%	16.4% 11.6%
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
Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for balance sheet instruments as of June 30, 2016 and September 30, 2015, are as follows (in thousands):

		June 30, 2016		September 30, 2015
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	Level 1	$475,785	$475,785	$237,770	$237,770
Loans, net excluding fair valued loans and loans held for sale	Level 3	7,364,988	7,337,738	6,139,444	6,120,262
Accrued interest receivable	Level 2	43,547	43,547	44,077	44,077
Federal Home Loan Bank stock	Level 2	48,799	48,799	35,745	35,745

Liabilities
Deposits	Level 2	$8,480,209	$8,479,066	$7,387,065	$7,385,894
FHLB advances and other borrowings	Level 2	913,377	917,617	581,000	584,261
Securities sold under repurchase agreements	Level 2	159,016	159,016	185,271	185,271
Accrued interest payable	Level 2	5,387	5,387	4,006	4,006
Subordinated debentures and subordinated notes payable	Level 2	111,827	113,083	90,727	91,305

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
20. Earnings per Share
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following information was used in the computation of basic earnings per share (EPS) for the three and nine months ended June 30, 2016 and 2015 (in thousands, except share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income	$26,360	$28,832	$87,495	$75,253

Weighted average common shares outstanding	57,012,698	57,898,335	55,845,322	57,897,484
Dilutive effect of stock based compensation	164,007	60,867	147,689	31,704
Weighted average common shares outstanding for diluted earnings per share calculation	57,176,705	57,959,202	55,993,011	57,929,188

Basic earnings per share	$0.46	$0.50	$1.57	$1.30
Diluted earnings per share	$0.46	$0.50	$1.56	$1.30
The Company had 36,696 and 30,909 shares of unvested performance stock as of June 30, 2016 and 2015, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 88,775 and 60,543 shares of anti-dilutive stock awards outstanding as of June 30, 2016 and 2015, respectively.

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
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended June 30, 2016 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended June 30, 2015.

Tax Equivalent Presentation
All references to net interest income, net interest margin, interest income on non ASC 310-30 loans, yield on non ASC 310-30 loans and the related non-GAAP adjusted measure of each item are presented on a fully-tax equivalent basis unless otherwise noted.
Overview
We are a full-service regional bank holding company focused on relationship-based business and agribusiness banking. We serve our customers through 178 branches in attractive markets in nine states: South Dakota, Iowa, Nebraska, North Dakota, Minnesota, Colorado, Arizona, Kansas and Missouri. On June 24, 2016, we closed one branch location within our banking footprint and on July 11, 2016, we opened one branch location within our banking footprint. We do not believe these changes will have a material impact on our customers or on our business as a whole.
Our acquisition of HF Financial closed on May 16, 2016, for total consideration of $142.0 million, which included stock consideration valued at $107.5 million and cash consideration of $34.5 million. The acquisition resulted in an increase in total assets with an acquired value of $1.12 billion, including loans with a fair value of $863.7 million, and deposits of $863.1 million. We recorded $40.7 million of goodwill and $7.9 million of other intangible assets in conjunction with the acquisition. We anticipate increased revenues from the acquisition due to the addition of 23 branch locations in three states, including an expanded presence in eastern North Dakota and Minnesota, as well as cost synergies to be recognized in future periods through the elimination of redundant operations.
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
The principal sources of our revenues and cash flows are: (i) interest and fees earned on loans made or held by our bank; (ii)
interest on fixed income investments held by our bank; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at our bank; (v) mortgage banking income; and (vi) merchant and card fees. Our principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining our bank's loan and deposit functions; (iv) occupancy expenses for maintaining our bank's facilities; (v) professional fees; (vi) communications; (vii) advertising; (viii) FDIC insurance assessments; and (ix) other real estate owned expenses. The largest component contributing to our net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings). One of management's principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

Net income was $26.4 million for the third quarter of fiscal year 2016, while adjusted net income excluding the effect of one-time acquisition expenses of $12.2 million related to the HF Financial acquisition was $33.9 million, an increase of $5.1 million, or 17.6% compared to the third quarter of fiscal year 2015. Fiscal year-to-date net income was $87.5 million, while adjusted net income was $95.5 million compared to $75.3 million for the same period of fiscal year 2015. For more information on our adjusted net income, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Our efficiency ratio was 58.8% for the third quarter of fiscal year 2016, compared to 46.4% for the same quarter of fiscal year 2015. The increase was driven primarily by one-time acquisition expenses of $12.2 million related to the HF Financial acquisition. Our efficiency ratio remained strong at 50.0% on a fiscal year-to-date basis although that is also elevated by $12.9 million of one-time fiscal year-to-date acquisition expenses. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Net interest margin was 3.95%, 3.99% and 3.95%, respectively, for the quarters ended June 30, 2016, March 31, 2016 and June 30, 2015 and 3.97% and 3.92%, respectively for the nine months ended June 30, 2016 and June 30, 2015. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.74%, 3.75% and 3.70%, respectively, and 3.74% and 3.67%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin were stable and 4 basis points higher, respectively, compared to the same quarter of fiscal year 2015, primarily as a result of asset growth and mix, including the growth in average loans as a proportion of interest earning assets and a lower average balance of cash and due from banks. Total cost of deposits was 1 basis point higher in the current quarter compared to the same quarter of fiscal year 2015. Net interest margin and adjusted net interest margin were 5 and 7 basis points higher, respectively, compared to the nine months ended June 30, 2015, primarily as a result of changes in asset mix with loan balances making up a higher proportion of average interest earning assets. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Net income for the quarter represents earnings per diluted common share and adjusted earnings per diluted common share of $0.46 and $0.59, respectively, compared to $0.50 in the comparable period, and $1.56 and $1.71, respectively, fiscal year-to-date compared to $1.30 for the same period in fiscal year 2015. Adjusted earnings per diluted common share equals earnings per diluted share for both comparable periods ended June 30, 2015. On July 28, 2016, our board of directors declared a dividend of $0.14 per common share payable on August 24, 2016 to stockholders of record as of the close of business on August 12, 2016.
During the quarter we experienced both loan and deposit growth. Total loans increased $1.05 billion, or 13.9%, including $863.7 million of loans at fair value acquired in the HF Financial acquisition, to $8.61 billion at June 30, 2016, bringing fiscal year-to-date growth to $1.28 billion, or 17.5%. Excluding the acquired loans, fiscal year-to-date growth was $418.1 million, or 5.7%. The net organic growth during the quarter of $185.4 million was primarily driven by $97.0 million of growth in commercial non-real estate ("C&I") loans and $87.2 million of growth in commercial real estate ("CRE") loans. Loans acquired in the HF Financial acquisition were headlined by $491.8 million of CRE loans and $189.8 million of agriculture loans. Deposits increased to $8.48 billion at June 30, 2016, an increase of $767.5 million, or 10.0% during the quarter, which included $863.1 million of deposits at fair value acquired in the HF Financial acquisition. The net organic deposit runoff during the quarter was driven by a small number of larger commercial brokered depositors exiting the bank and seasonal consumer withdrawals, partially offset by growth in other commercial and public funds deposits. Excluding the deposits acquired, the fiscal year-to-date growth was $230.0 million, or 3.1%, compared to September 30, 2015.
At June 30, 2016, loans graded "Watch" were $395.9 million, an increase of $85.5 million, or 27.6%, compared to September 30, 2015, and loans graded "Substandard" were $237.6 million, an increase of $54.0 million, or 29.4%, over the same period. Loans acquired in the HF Financial acquisition contributed $99.4 million of the increase in "Watch" loans and $18.6 million of the increase in "Substandard" loans, meaning the net change excluding HF Financial loans was a reduction to "Watch" and a moderate increase to "Substandard" loans. The levels of acquired loans in these categories is consistent with expectations derived from due diligence and was considered in the purchase price paid for HF Financial and in the valuation of the acquired loans.

Nonaccrual loans, including ASC 310-30 loans, were $108.2 million as of June 30, 2016, with $4.2 million of the balance covered by FDIC loss-sharing arrangements. Total nonaccrual loans increased by $53.2 million during the quarter and increased by $39.9 million compared to September 30, 2015. The increase in nonaccrual loans was primarily driven by the deterioration of a small number of lending relationships, which have been closely monitored and managed for a number of quarters, and had already been classified as "Substandard" loans. Total OREO balances were $11.7 million as of June 30, 2016, a decrease of $0.5 million, or 4.1%, compared to prior quarter and a decrease of $4.2 million, or 26.4%, compared to September 30, 2015.
Provision for loan and lease losses was $5.4 million for the quarter ended June 30, 2016, compared to $4.4 million in the same quarter of fiscal year 2015. Provision for loan and lease losses was $11.9 million and $17.4 million for the nine months ended June 30, 2016 and 2015, respectively. Net charge-offs for the third quarter of fiscal year 2016 were $3.0 million compared to $0.9 million for the same quarter of fiscal year 2015 and $4.8 million and $9.0 million for the nine months ended June 30, 2016 and 2015, respectively. The ratio of ALLL to total loans was 0.75% at June 30, 2016, down from 0.78% at September 30, 2015 as a result of loan accounting attributable to the HF Financial acquisition. During the third quarter of 2016, acquired loans were added in the HF Financial acquisition with no carryover of the related ALLL. The balance of the ALLL increased from $57.2 million at September 30, 2015 to $64.2 million at June 30, 2016.

Our capital position is strong and stable, with Tier 1 capital, total capital and Tier 1 leverage ratios of 10.9%, 12.0% and 10.0%, respectively, at June 30, 2016, compared to 10.9%, 12.1% and 9.1%, respectively, at September 30, 2015. In addition, our Common Equity Tier 1 ratio was 10.0% at June 30, 2016 and 10.1% at September 30, 2015. Our tangible common equity to tangible assets ratio was 8.3% at June 30, 2016 and 8.3% at September 30, 2015. For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Key Factors Affecting Our Business and Financial Statements
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, our business and results of operations are impacted by several key factors, including economic conditions, interest rates, asset quality and loss-sharing arrangements, banking laws and regulations, competition, our operational efficiency, goodwill and amortization of other intangible assets and accounting for loans and interest rate swaps at fair value.  There have been no material changes to these factors except as otherwise supplemented within this Quarterly Report on Form 10-Q for the nine months ended June 30, 2016 and within our Quarterly Report on Form 10-Q for the three and six months ended December 31, 2015 and March 31, 2016, respectively.

Results of Operations—Three and Nine Month Periods Ended June 30, 2016 and 2015

Overview
The following table highlights certain key financial and performance information for the periods ended June 30, 2016 and 2015:

	For the three months ended June 30,
	2016	2015
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest and dividend income (FTE)	$102,094	$93,582
Interest expense	8,537	7,340
Noninterest income	9,097	10,005
Noninterest expense	61,222	46,430
Provision for loan and lease losses	5,372	4,410
Net income	26,360	28,832
Adjusted net income (1)	33,911	28,832
Common shares outstanding	58,693,499	57,886,114
Weighted average diluted common shares outstanding	57,176,705	57,959,202
Earnings per common share - diluted	$0.46	$0.50
Adjusted earnings per common share - diluted (1)	0.59	0.50

Performance Ratios:
Net interest margin (FTE)	3.95%	3.95%
Adjusted net interest margin (FTE)(1)	3.74%	3.70%
Return on average total assets	1.00%	1.18%
Return on average common equity	6.8%	7.8%
Return on average tangible common equity(1)	12.9%	15.8%
Efficiency ratio(1)	58.8%	46.4%

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

	For the nine months ended June 30,
	2016	2015
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest and dividend income (FTE)	$293,502	$275,458
Interest expense	24,033	22,588
Noninterest income	26,739	24,841
Noninterest expense	150,297	141,959
Provision for loan and lease losses	11,892	17,408
Net income	87,495	75,253
Adjusted net income (1)	95,524	75,253
Common shares outstanding	58,693,499	57,886,114
Weighted average diluted common shares outstanding	55,993,011	57,929,188
Earnings per common share - diluted	$1.56	$1.30
Adjusted earnings per common share - diluted (1)	1.71	1.30

Performance Ratios:
Net interest margin (FTE)	3.97%	3.92%
Adjusted net interest margin (FTE)(1)	3.74%	3.67%
Return on average total assets	1.16%	1.04%
Return on average common equity	7.8%	6.9%
Return on average tangible common equity(1)	15.0%	14.5%
Efficiency ratio(1)	50.0%	48.8%

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net Interest Income
The following tables present net interest income, net interest margin and adjusted net interest margin for the three and nine month periods ended June 30, 2016 and 2015:

	For the three months ended June 30,
	2016	2015
	(dollars in thousands)
Net interest income:
Total interest and dividend income (FTE)	$102,094	$93,582
Less: Total interest expense	8,537	7,340
Net interest income (FTE)	93,557	86,242
Less: Provision for loan and lease losses	5,372	4,410
Net interest income after provision for loan and lease losses (FTE)	$88,185	$81,832

Net interest margin (FTE) and adjusted net interest margin (FTE):
Average interest-earning assets	$9,528,576	$8,756,244
Average interest-bearing liabilities	$8,928,981	$8,257,602
Net interest margin (FTE)	3.95%	3.95%
Adjusted net interest margin (FTE)(1)	3.74%	3.70%

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

	For the nine months ended June 30,
	2016	2015
	(dollars in thousands)
Net interest income:
Total interest and dividend income (FTE)	$293,502	$275,458
Less: Total interest expense	24,033	22,588
Net interest income (FTE)	269,469	252,870
Less: Provision for loan and lease losses	11,892	17,408
Net interest income after provision for loan and lease losses (FTE)	$257,577	$235,462

Net interest margin (FTE) and adjusted net interest margin (FTE):
Average interest-earning assets	$9,061,896	$8,624,469
Average interest-bearing liabilities	$8,502,729	$8,173,845
Net interest margin (FTE)	3.97%	3.92%
Adjusted net interest margin (FTE)(1)	3.74%	3.67%

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net interest income was $93.6 million for the third quarter of fiscal year 2016 compared to $86.2 million for the same quarter in fiscal year 2015, an increase of 8.5%. The increase was primarily attributable to higher loan interest income driven by 12.7% growth in average loans outstanding between the periods. Net interest income for the third quarter of fiscal year 2016 included inorganic growth from the HF acquisition, $1.8 million of accretion income from the HF Financial ASC 310-20 loans partially offset by $1.5 million of accrued interest charged off. Net interest margin was 3.95% for the third quarter of fiscal year 2016, compared with 3.95% for the same period in fiscal year 2015. Adjusted net interest margin was 3.74% and 3.70%, respectively, for the same periods. Net interest margin and adjusted net interest margin were stable and 4 basis points higher, respectively, compared to the same quarter of fiscal year 2015, with the increase in adjusted net interest margin due to changes in asset mix and period-over-period increase in LIBOR rates which reduced the net cost of pay fixed, receive floating interest rate swaps the Company utilizes related to certain fixed rate loans. Total cost of deposits was 1 basis point higher in the current quarter compared to the same quarter of fiscal year 2015. For more information on our adjusted net interest margin and adjusted net interest income, including a reconciliation of each to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Net interest income was $269.5 million for the first nine months of fiscal year 2016 compared to $252.9 million for the same period in fiscal year 2015, an increase of 6.6%. The increase was driven primarily by higher loan interest income attributable to loan growth and the HF Financial acquisition as noted above. Net interest margin was 3.97% for the first nine months of fiscal year 2016, compared with 3.92% for the same period in fiscal year 2015. Adjusted net interest margin was 3.74% and 3.67%, respectively, for the same periods. Net interest margin and adjusted net interest margin were 5 and 7 basis points higher, respectively, compared to the same quarter of fiscal year 2015, primarily as a result of changes in asset mix with loan balances making up a higher proportion of average interest earning assets. On a sequential quarter basis, the yield on total loans declined 6 basis points to 4.79% while the cost of deposits remained stable at 0.32%, the yield on investment securities increased by 4 basis points and cost of FHLB borrowings declined 10 basis points to 0.66%.
The following table presents the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three and nine month periods. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $673.3 million at June 30, 2016 and $556.8 million at June 30, 2015, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected below has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. ASC 310-30 loans represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Non ASC 310-30 loans represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	For the three months ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest (FTE)	Yield / Cost[1]	Average Balance	Interest (FTE)	Yield / Cost[1]
Assets
Cash and due from banks	$130,521	$157	0.48%	$198,517	$155	0.31%
Investment securities	1,373,451	6,283	1.84%	1,439,690	6,483	1.81%
Non ASC 310-30 loans, net (2)	7,903,860	93,733	4.77%	6,995,340	84,798	4.86%
ASC 310-30 loans, net	120,744	1,921	6.40%	122,697	2,146	7.02%
Loans, net	8,024,604	95,654	4.79%	7,118,037	86,944	4.90%
Total interest-earning assets	9,528,576	102,094	4.31%	8,756,244	93,582	4.29%
Noninterest-earning assets	1,085,961			1,065,347
Total assets	$10,614,537	$102,094	3.87%	$9,821,591	$93,582	3.82%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,497,567			$1,312,859
NOW, MMDA and savings deposits	5,236,443	$4,270	0.33%	4,665,101	$3,272	0.28%
CDs	1,340,460	2,182	0.65%	1,499,667	2,504	0.67%
Total deposits	8,074,470	6,452	0.32%	7,477,627	5,776	0.31%
Securities sold under agreements to repurchase	152,615	124	0.33%	158,758	134	0.34%
FHLB advances and other borrowings	600,477	986	0.66%	523,839	867	0.66%
Related party notes payable	—	—	—%	41,295	233	2.26%
Subordinated debentures and subordinated notes payable	101,419	975	3.87%	56,083	330	2.36%
Total borrowings	854,511	2,085	0.98%	779,975	1,564	0.80%
Total interest-bearing liabilities	8,928,981	$8,537	0.38%	8,257,602	$7,340	0.36%
Noninterest-bearing liabilities	118,184			87,433
Stockholders' equity	1,567,372			1,476,556
Total liabilities and stockholders' equity	$10,614,537			$9,821,591
Net interest spread			3.48%			3.46%
Net interest income and net interest margin (FTE)		$93,557	3.95%		$86,242	3.95%
Less: Tax equivalent adjustment		$1,905			$1,704
Net interest income and net interest margin - ties to Consolidated Statements of Comprehensive Income		$91,652	3.87%		$84,538	3.87%

[1] Annualized for all partial-year periods.
[2] Interest income includes $1.8 million and $0.1 million for the third quarter of fiscal year 2016 and 2015, respectively, resulting from accretion of ASC 310-20 loan marks associated with acquired loans.

	For the nine months ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest (FTE)	Yield / Cost[1]	Average Balance	Interest (FTE)	Yield / Cost[1]
Assets
Cash and due from banks	$102,206	$326	0.43%	$302,449	$599	0.26%
Investment securities	1,362,576	18,517	1.82%	1,370,129	18,083	1.76%
Non ASC 310-30 loans, net (2)	7,489,534	269,452	4.81%	6,816,785	249,581	4.90%
ASC 310-30 loans, net	107,580	5,207	6.47%	135,106	7,195	7.12%
Loans, net	7,597,114	274,659	4.83%	6,951,891	256,776	4.94%
Total interest-earning assets	9,061,896	293,502	4.33%	8,624,469	275,458	4.27%
Noninterest-earning assets	1,055,005			1,089,322
Total assets	$10,116,901	$293,502	3.88%	$9,713,791	$275,458	3.79%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,420,749			$1,362,551
NOW, MMDA and savings deposits	4,973,268	$11,498	0.31%	4,420,859	$9,190	0.28%
CDs	1,326,782	6,648	0.67%	1,583,765	8,585	0.72%
Total deposits	7,720,799	18,146	0.31%	7,367,175	17,775	0.32%
Securities sold under agreements to repurchase	163,622	395	0.32%	169,660	430	0.34%
FHLB advances and other borrowings	524,004	2,831	0.72%	539,632	2,706	0.67%
Related party notes payable	—	—	—%	41,295	692	2.24%
Subordinated debentures and subordinated notes payable	94,304	2,661	3.77%	56,083	985	2.35%
Total borrowings	781,930	5,887	1.01%	806,670	4,813	0.80%
Total interest-bearing liabilities	8,502,729	$24,033	0.38%	8,173,845	$22,588	0.37%
Noninterest-bearing liabilities	107,432			83,772
Stockholders' equity	1,506,740			1,456,174
Total liabilities and stockholders' equity	$10,116,901			$9,713,791
Net interest spread			3.50%			3.42%
Net interest income and net interest margin (FTE)		$269,469	3.97%		$252,870	3.92%
Less: Tax equivalent adjustment		$5,522			$4,798
Net interest income and net interest margin - ties to Consolidated Statements of Comprehensive Income		$263,947	3.89%		$248,072	3.85%

[1] Annualized for all partial-year periods.
[2] Interest income includes $2.0 million and $0.2 million for the nine months ended 2016 and 2015, respectively, resulting from accretion of ASC 310-20 loan marks associated with acquired loans.

Interest and Dividend Income

The following tables present interest and dividend income for the three and nine month periods ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016	2015
	(dollars in thousands)
Interest and dividend income:
Loans (FTE)	$95,654	$86,944
Taxable securities	5,826	5,984
Nontaxable securities	61	10
Dividends on securities	396	489
Federal funds sold and other	157	155
Total interest and dividend income (FTE)	102,094	93,582
Tax equivalent adjustment	1,905	1,704
Total interest and dividend income (GAAP)	$100,189	$91,878

	Nine months ended June 30,
	2016	2015
	(dollars in thousands)
Interest and dividend income:
Loans (FTE)	$274,659	$256,776
Taxable securities	17,600	17,050
Nontaxable securities	85	36
Dividends on securities	832	997
Federal funds sold and other	326	599
Total interest and dividend income (FTE)	293,502	275,458
Tax equivalent adjustment	5,522	4,798
Total interest and dividend income (GAAP)	$287,980	$270,660
Total interest and dividend income consists primarily of interest income on loans and interest and dividend income on our investment portfolio. Total interest and dividend income was $102.1 million for the third quarter of fiscal year 2016, compared to $93.6 million for the same period of fiscal year 2015, an increase of 9.1%. Total interest and dividend income was $293.5 million for the first nine months of fiscal year 2016, compared to $275.5 million for the same period of fiscal year 2015, an increase of 6.6%. Significant components of interest and dividend income are described in further detail below.
Loans. Interest income on all loans increased to $95.7 million in third quarter of fiscal year 2016 from $86.9 million in the third quarter of fiscal year 2015, an increase of 10.0% between the two periods. Average net loan balances for the third quarter of fiscal year 2016 were $8.02 billion, representing a 12.7% increase compared to the same period in fiscal year 2015. The net loan growth during the quarter was primarily driven by CRE, C&I and agriculture loans. The largest contributor to growth during the third quarter of fiscal year 2016 was CRE which was distributed across the non-owner-occupied, owner-occupied, construction and development and multi-family residential real estate subsegments across a diverse range of projects with a continued focus on limiting exposure to land development and other projects that are speculative in nature. Interest income on ASC 310-30 loans increased $0.2 million between the two periods, primarily driven by the HF Financial acquisition. Interest income on acquired loans accounted for under ASC 310-20 increased $1.7 million between the two periods, primarily driven by accretion recognized on the HF Financial acquired loans. This increase was partially offset by $1.5 million of accrued interest charged off.

Interest income on all loans increased to $274.7 million in the first nine months of fiscal year 2016 from $256.8 million in the same period of fiscal year 2015, an increase of 7.0% between the two periods. Average net loan balances for the first nine months of fiscal year 2016 were $7.60 billion, representing a 9.3% increase compared to the same period in fiscal year 2015. Growth was again focused in the CRE segment of the portfolio ($319.5 million or 11.2% growth for the first nine months of fiscal year 2016 excluding HF Financial acquired CRE loans).
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on non ASC 310-30 loans was 4.77% for the third quarter of fiscal year 2016, a decrease of 9 basis points compared to 4.86% for the same period in fiscal year 2015. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on non ASC 310-30 loans was 4.52% for the current quarter, a 3 basis point decrease compared to the third quarter of fiscal year 2015. These decreases continue to be attributable to the competitive interest rate environment for high quality commercial and agricultural credits across our footprint and a prolonged rate cycle with very low short-term rates. We have begun to benefit from a period-over-period increase in LIBOR rates which has reduced the net cost of pay fixed, receive floating interest rate swaps the Company utilizes related to certain fixed rate loans. The average tax equivalent yield on non ASC 310-30 loans was 4.81% for the first nine months of fiscal year 2016, a decrease of 9 basis points compared to 4.90% for the same period in fiscal year 2015 with the decrease driven by the same factors noted above.
The average duration, net of interest rate swaps, of the loan portfolio was a relatively short 1.3 years as of June 30, 2016. Approximately 50%, or $4.26 billion, of the portfolio is comprised of fixed rate loans, of which $1.16 billion of loans are fixed rate loans with an original term of 5 years or greater for which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. Of the remaining floating rate loans in the portfolio, approximately 59% are indexed to Wall Street Journal Prime, 22% to 5-year Treasuries and the balance to various other indices. These loans have an average interest rate floor 72 bps above market rates.
Loan-related fee income of $3.0 million is included interest income for the third quarter of fiscal year 2016 and $2.2 million for the same period in fiscal year 2015. Loan-related fee income of $7.8 million is included in interest income for the first nine months of fiscal year 2016 compared to $6.8 million for the same period in fiscal year 2015. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $1.0 million and $1.8 million for the third quarter of fiscal years 2016 and 2015, respectively, and $2.9 million and $6.3 million for the first nine months of fiscal years 2016 and 2015, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.41 billion as of June 30, 2016. Interest and dividend income on investments includes income earned on investment securities and FHLB stock. Interest and dividend income on investments decreased by 3.1% to $6.3 million in the third quarter of fiscal year 2016 from $6.5 million in the third quarter of fiscal year 2015, driven by an decrease in average balances partially offset by a yield increase from 1.81% to 1.84% over the same period. Interest and dividend income on investments increased by 2.4% to $18.5 million in the first nine months of fiscal year 2016 from $18.1 million in the same period of fiscal year 2015, driven by an increase in average balances and a yield increase from 1.76% to 1.82% over the same period.
The weighted average life of the portfolio was 3.0 years and 3.1 years at June 30, 2016 and September 30, 2015, respectively. Average investments represented 14.4% and 16.4% of total average interest-earning assets for third quarters of fiscal years 2016 and 2015, respectively, and 15.0% and 15.9% for the first nine months of fiscal year 2016 and 2015, respectively.

Interest Expense
The following tables present interest expense for the periods ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016	2015
	(dollars in thousands)
Interest expense:
Deposits	$6,451	$5,776
Securities sold under agreements to repurchase	124	134
FHLB advances and other borrowings	986	867
Related party notes payable	—	233
Subordinated debentures and subordinated notes payable	976	330
Total interest expense	$8,537	$7,340

	Nine months ended June 30,
	2016	2015
	(dollars in thousands)
Interest expense:
Deposits	$18,145	$17,775
Securities sold under agreements to repurchase	395	430
FHLB advances and other borrowings	2,831	2,706
Related party notes payable	—	692
Subordinated debentures and subordinated notes payable	2,662	985
Total interest expense	$24,033	$22,588
Total interest expense increased to $8.5 million in the third quarter of fiscal year 2016 from $7.3 million in the same quarter in fiscal year 2015, an increase of 16.3%, mostly due to an increase in interest expense on subordinated debt. The average cost of total interest-bearing liabilities was 0.38% for the third quarter of fiscal year 2016, compared to 0.36% for the same period in fiscal year 2015. Total interest expense increased to $24.0 million for the first nine months of fiscal year 2016 from $22.6 million in the same period in fiscal year 2015, an increase of 6.4%, mostly due to an increase in interest expense on subordinated debt. We issued $35.0 million of subordinated notes in July 2015 at an interest rate of 4.875% per annum, and used the proceeds and other cash to pay off lower-cost borrowing from our former parent. The average cost of total interest-bearing liabilities was 0.38% for the first nine months of fiscal year 2016, compared to 0.37% for the same period in fiscal year 2015. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of checking accounts, MMDAs, NOW accounts, savings accounts and CDs, was $6.5 million and $5.8 million for the third quarter of fiscal year 2016 and 2015, respectively. Average deposit balances were $8.07 billion and $7.48 billion, respectively, for the same periods. The cost of deposits increased to 0.32% in the third quarter of fiscal year 2016 from 0.31% in the comparable quarter. Interest expense on deposits was $18.1 million for the first nine months of fiscal year 2016 compared with $17.8 million in the same period in fiscal year 2015, a increase of $0.4 million, or 2.1%. Average deposit balances were $7.72 billion and $7.37 billion, respectively, for the same periods. The cost of deposits declined to 0.31% in the first nine months of fiscal year 2016 from 0.32% in the same period in fiscal year 2015.
Average non-interest-bearing demand account balances comprised 18.5% of average total deposits for the current quarter, compared with 17.6% for the comparable quarter. Total average other liquid accounts, consisting of money market and savings accounts, increased to 64.9% of total average deposits for the current quarter, compared to 62.4% of total average deposits for the comparable quarter, while CD accounts represented 16.6% of average total deposits in the current quarter, compared to 20.1% in the comparable quarter. These trends in the composition of our deposit portfolio represent a continuation of our strategy over the last four fiscal years to move away from more costly CD accounts toward more cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature. This transition, as well as continued low benchmark interest rates, have driven a significant decrease in our cost of deposits over that time frame.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $1.0 million for the third quarter of fiscal year 2016 and $0.9 million for the comparable quarter in 2015, reflecting a weighted average cost of 0.66% for both three month periods ended June 30, 2016 and 2015. Our average balance for FHLB advances and other borrowings increased to $600.5 million in the current quarter compared to $523.8 million in the comparable quarter. Interest expense on FHLB advances and other borrowings was $2.8 million and $2.7 million for the first nine months of fiscal year 2016 and the same period in fiscal year 2015, respectively, representing a weighted average cost of 0.72% and 0.67%, respectively. The amount of FHLB advances outstanding has increased to fund loan growth and also contributed to a higher cash balance at June 30, 2016. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 6.7% for the current quarter compared to 6.3% for the comparable quarter. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. Our total outstanding FHLB advances were $913.4 million at June 30, 2016, compared to $581.0 million at September 30, 2015. The weighted average contractual rate paid on our FHLB advances was 0.61% at June 30, 2016, and September 30, 2015. The average tenor of our FHLB advances was 40 months and 60 months at June 30, 2016 and September 30, 2015, respectively.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At June 30, 2016, we had pledged $2.74 billion of loans to the FHLB, against which we had borrowed $913.4 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding subordinated debentures and subordinated notes payable was $1.0 million in third quarter of fiscal year 2016 and $0.3 million in the comparable quarter in fiscal year 2015. Interest expense for the first nine months of fiscal year 2016 was $2.7 million and was $1.0 million for the comparable period in 2015. At June 30, 2016, the weighted average contractual rate on outstanding subordinated notes was 4.88% compared to 2.39% at September 30, 2015. The increase in interest expense and weighted average contractual rate was due to the payoff of the NAB subordinated debentures which had a lower interest rate than the new private placement subordinated debentures issued in the fourth quarter of fiscal year 2015.
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
The following table presents the current and comparable quarter and nine month periods and a summary of the changes in interest income and interest expense on a tax equivalent basis resulting from changes in the volume of average asset and liability balances and changes in the average yields or rates compared with the preceding fiscal year. If significant, the change in interest income or interest expense due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance. The table illustrates the continued benefit of balance sheet growth, mainly within loans funded by cost-effective deposit growth, partially offset by a reduction in net interest margin most pronounced in loan yield.

	Current Quarter vs Comparable Quarter
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and due from banks	$(65)	$66	$1
Investment securities	(301)	102	(199)
Non ASC 310-30 loans	10,809	(1,873)	8,936
ASC 310-30 loans	(34)	(192)	(226)
Total loans	10,775	(2,065)	8,710
Total increase (decrease)	10,409	(1,897)	8,512
Increase (decrease) in interest expense:
NOW, MMDA & savings deposits	429	568	997
CDs	(260)	(61)	(321)
Securities sold under agreements to repurchase	(5)	(4)	(9)
FHLB advances and other borrowings	126	(8)	118
Related party notes payable	(233)	—	(233)
Subordinated debentures and subordinated notes payable	358	287	645
Total increase (decrease)	415	782	1,197
Increase (decrease) in net interest income (FTE)	$9,994	$(2,679)	$7,315

	Current 9 month period vs Comparable 9 month period
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and due from banks	$(522)	$248	$(274)
Investment securities	(89)	521	432
Non ASC 310-30 loans	25,017	(5,144)	19,873
ASC 310-30 loans	(1,358)	(629)	(1,987)
Total loans	23,659	(5,773)	17,886
Total increase (decrease)	23,048	(5,004)	18,044
Increase (decrease) in interest expense:
NOW, MMDA & savings deposits	1,237	1,071	2,308
CDs	(1,303)	(634)	(1,937)
Securities sold under agreements to repurchase	(14)	(21)	(35)
FHLB advances and other borrowings	(77)	201	124
Related party notes payable	(346)	(346)	(692)
Subordinated debentures and subordinated notes payable	888	789	1,677
Total increase (decrease)	385	1,060	1,445
Increase (decrease) in net interest income (FTE)	$22,663	$(6,064)	$16,599

Provision for Loan and Lease Losses

We recognized provision for loan and lease losses of $5.4 million for the third quarter of fiscal year 2016 compared to a provision for loan and lease losses of $4.4 million for the comparable period in fiscal year 2015, an increase of $1.0 million between the periods. During the third quarter of fiscal year 2016, the specific reserve portion of the ALLL increased due to credit deterioration in a small number of relationships requiring additional provision for loan and lease losses. Provision for loan and lease losses was $11.9 million for the first nine months of fiscal year 2016 compared to $17.4 million for the comparable period in 2015. The decrease in provision for loan and lease losses compared to the first nine months of fiscal year 2015 was due to a small number of primarily C&I exposures that were charged off in the second quarter of 2015. All ASC 310-30 loans for which we recognized improvements or impairments in the periods presented are covered by FDIC loss-sharing arrangements. We did not record any meaningful provision for loans covered by FDIC loss-sharing arrangements related to non ASC 310-30 loans in any of the periods presented.

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Provision for loan and lease losses, non ASC 310-30 loans *	$5,726	$4,991	$12,512	$18,600
Provision for loan and lease losses, ASC 310-30 loans	(354)	(581)	(620)	(1,192)
Provision for loan and lease losses, total	$5,372	$4,410	$11,892	$17,408

* As presented above, the non ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.

Total Credit-Related Charges

We recognized other credit-related charges during the quarter that were higher compared to the same quarter in fiscal year 2015 as a result of increased provision driven by higher charge-offs and specific reserves taken on fair value option loans relating to a small number of lending relationships which have been closely monitored and managed for a number of quarters, and had already been classified as "Substandard" loans. We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and comparable quarter, is helpful to understanding the overall impact on our quarterly results of operations. Net OREO charges include OREO operating costs, valuation adjustments and (loss) gain on sale of OREO properties, each of which entered OREO as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect expected credit losses in the portfolio.

		For the three months ended:
Item	Included within F/S Line Item(s):	June 30, 2016	March 31, 2016	June 30, 2015
		(Dollars in thousands)
Provision for loan and lease losses	Provision for loan and lease losses	$5,372	$2,631	$4,410
Net OREO charges	Net loss on repossessed property and other related expenses	379	210	1,067
(Recovery) reversal of interest income on nonaccrual loans	Interest income on loans	1,505	(45)	(100)
Loan fair value adjustment related to credit	Net increase (decrease) in fair value of loans at fair value	2,722	(237)	31
Total		$9,978	$2,559	$5,408

		For the nine months ended:
Item	Included within F/S Line Item(s):	June 30, 2016	June 30, 2015
		(Dollars in thousands)
Provision for loan and lease losses	Provision for loan and lease losses	$11,892	$17,408
Net OREO charges	Net loss on repossessed property and other related expenses	479	5,547
Reversal of interest income on nonaccrual loans	Interest income on loans	1,320	255
Loan fair value adjustment related to credit	Net increase (decrease) in fair value of loans at fair value	2,296	3,438
Total		$15,987	$26,648

Noninterest Income
The following tables presents noninterest income for the periods ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016	2015
	(dollars in thousands)
Non-interest income:
Service charges and other fees	$12,316	$9,627
Wealth management fees	1,807	1,972
Mortgage banking income, net	1,669	1,903
Net gain on sale of securities	134	—
Other	898	1,951
Subtotal, product and service fees	16,824	15,453
Net increase (decrease) in fair value of loans at fair value	14,198	(24,394)
Net realized and unrealized gain (loss) on derivatives	(21,925)	18,946
Subtotal, loans at fair value and related derivatives	(7,727)	(5,448)
Total noninterest income	$9,097	$10,005

	Nine months ended June 30,
	2016	2015
	(dollars in thousands)
Non-interest income:
Service charges and other fees	$33,098	$28,896
Wealth management fees	5,087	5,754
Mortgage banking income, net	4,143	5,027
Net gain (loss) on sale of securities	(196)	51
Other	2,733	4,556
Subtotal, product and service fees	44,865	44,284
Net increase in fair value of loans at fair value	35,253	7,914
Net realized and unrealized (loss) on derivatives	(53,379)	(27,357)
Subtotal, loans at fair value and related derivatives	(18,126)	(19,443)
Total noninterest income	$26,739	$24,841

Our noninterest income is comprised of the various fees we charge our customers for products and services we provide and the impact of changes in fair value of loans for which we have elected the fair value treatment and realized and unrealized gains (losses) on the related interest rate swaps we utilize to manage interest rate risk on these loans. While we are required under U.S. GAAP to present both components within total noninterest income, we believe it is helpful to analyze the two broader components of noninterest income separately to better understand the underlying performance of the business.
Noninterest income was $9.1 million for the third quarter of fiscal year 2016, compared to $10.0 million for the comparable period in fiscal year 2015, a decrease of $0.9 million, or 9.1%. This decrease was mostly driven by a net $2.3 million decrease in adjustments to the fair value of our loans held at fair value and related derivatives and partially offset by a $1.4 million increase in product and service fees compared to the same period in fiscal year 2015. Noninterest income for the first nine months of fiscal year 2016 was $26.7 million, an increase of $1.9 million, or 7.6%, compared to the same period in fiscal year 2015. This increase was mostly driven by a net increase of $1.3 million in adjustments to the fair value of our loans held at fair value and related derivatives and an increase of $0.6 million in product and service fees compared to the same period in fiscal year 2015.
Product and Service Fees. We recognized $16.8 million of noninterest income related to product and service fees in the third quarter of fiscal year 2016, an increase of $1.4 million, or 8.9%, compared to the same period in fiscal year 2015. The increase was mainly due to a $2.7 million increase in service charges and other fees, partially offset by a $0.2 million decrease in wealth management fees, a $0.2 million decrease in net gain on sale of loans and a $1.1 million decrease in other income. Shortly after the end of calendar year 2015, we received regulatory approval to revert to higher interchange rates as a result of maintaining consolidated total assets under $10.0 billion as of December 31, 2015. We had previously been subject to capped interchange rates as a result of consolidating our total assets with other U.S. assets held by our former foreign parent company. We estimate that the impact of this change was approximately $2.4 million in the current quarter with the higher rates effective through June 30, 2017.
Noninterest income related to product and service fees was $44.9 million for the first nine months of fiscal year 2016 compared to $44.3 million for the same period in fiscal year 2015, an increase of $0.6 million, or 1.3%. The increase was spread across the major categories of non-interest income, consisting of a $4.2 million increase in service charges and other fees offset by a decrease in wealth management fees of $0.7 million, a decrease of $0.9 million in net gain on sale of loans, and a $1.8 million decrease in other income. Management estimates that the impact of the change in interchange rates was approximately $3.6 million in the first nine months of fiscal year 2016.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the third quarter of fiscal year 2016, these items accounted for $(7.7) million of noninterest income compared to $(5.4) million for the same period in fiscal year 2015. The change was driven by a net $2.3 million decline in adjustments to the fair value of our loans held at fair value related to $2.7 million of credit deterioration partially offset by an increase in fair value attributable to interest rates. For the first nine months of fiscal year 2016, these items accounted for $(18.1) million of noninterest income compared to $(19.4) million for the same period in fiscal year 2015. The change was driven by a net $1.3 million increase in adjustments to the fair value of our loans held at fair value related to credit improvement. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans; we present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.

Noninterest Expense
The following tables present noninterest expense for the periods ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016	2015
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$28,352	$26,612
Data processing	5,625	4,657
Occupancy expenses	4,002	3,161
Professional fees	3,327	3,289
Communication expenses	788	1,031
Advertising	1,047	1,196
Equipment expense	959	1,075
Net loss recognized on repossessed property and other related expenses	379	1,067
Amortization of core deposits and other intangibles	822	1,776
Acquisition expenses	12,179	—
Other	3,742	2,566
Total noninterest expense	$61,222	$46,430

	Nine months ended June 30,
	2016	2015
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$78,417	$75,373
Data processing	15,822	14,193
Occupancy expenses	11,436	11,169
Professional fees	9,087	10,464
Communication expenses	2,650	3,429
Advertising	3,015	2,870
Equipment expense	2,794	2,956
Net loss recognized on repossessed property and other related expenses	479	5,547
Amortization of core deposits and other intangibles	2,239	6,402
Acquisition expenses	12,950	—
Other	11,408	9,556
Total noninterest expense	$150,297	$141,959
Our noninterest expense consists primarily of salaries and employee benefits, data processing, occupancy expenses, professional fees, communication expenses, advertising and acquisition costs. Noninterest expense was $61.2 million in the third quarter of fiscal year 2016 compared to $46.4 million for the same period in fiscal year 2015, an increase of 31.9% or $14.8 million. The increase in noninterest expense was primarily driven by the acquisition costs of $12.2 million associated with the HF Financial acquisition, and an increase in salaries and employee benefits of $1.7 million due in part to employees added as a part of the HF Financial acquisition.

Noninterest expense was $150.3 million in the first nine months of fiscal year 2016 compared to $142.0 million for the same period in fiscal year 2015, an increase of 5.9% or $8.3 million. The increase in noninterest expense was primarily driven by the acquisition costs of $12.9 million associated with the HF Financial acquisition, along with a $1.6 million increase in data processing resulting from various technology investments, and a $1.9 million increase in other expense, driven by a gain recognized on a fixed asset sale in the comparable period that did not repeat in the current period. This was partially offset by decreases in amortization of intangible assets of $4.2 million and a decrease in the net loss recognized on repossessed property and other related expenses of $5.1 million, due to the reduction in repossessed property balances held compared to the same period in fiscal year 2015.
Our efficiency ratio was 58.8% and 46.4%, respectively, for the three month periods ending June 30, 2016 and 2015. The increase was driven by one-time acquisition expenses of $12.2 million related to the HF Financial acquisition. Our efficiency ratio was 50.0% and 48.8%, respectively, for the nine month periods ending June 30, 2016 and 2015, with the 2016 ratio elevated due to $12.9 million of HF Financial acquisition related expenses. For more information on our tangible noninterest expense and efficiency ratio, including a reconciliation of each to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $7.8 million for the third quarter of fiscal year 2016 represents an effective tax rate of 22.8%, compared to a provision of $14.9 million or an effective tax rate of 34.0% for the comparable period. Included within tax expense for the current quarter is a non-recurring benefit of $3.7 million relating to a correction of an immaterial error of a deferred tax item from an acquisition in 2008. This item is expected to have an immaterial impact on net income for the full 2016 fiscal year. The provision for income taxes of $41.0 million for the first nine months of fiscal year 2016 represents an effective tax rate of 31.9%, compared to a provision of $38.3 million or an effective tax rate of 33.7% for the comparable period.
Return on Assets and Equity
The tables below present our return on average total assets, return on average common equity and average common equity to average assets ratio for the dates presented:

	For the three months ended June 30,
	2016	2015
Return on average total assets	1.00%	1.18%
Return on average common equity	6.8%	7.8%
Average common equity to average assets ratio	14.8%	15.0%

	For the nine months ended June 30,
	2016	2015
Return on average total assets	1.16%	1.04%
Return on average common equity	7.8%	6.9%
Average common equity to average assets ratio	14.9%	15.0%

Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated:

	As of
	June 30, 2016	September 30, 2015
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$11,453,222	$9,798,654
Loans(1)	8,606,974	7,325,198
Allowance for loan and lease losses	64,243	57,200
Deposits	8,480,209	7,387,065
Stockholders' equity	1,640,511	1,459,346
Tangible common equity(2)	889,294	754,420
Tier 1 capital ratio	10.9%	10.9%
Total capital ratio	12.0%	12.1%
Tier 1 leverage ratio	10.0%	9.1%
Common equity tier 1 ratio	10.0%	10.1%
Tangible common equity / tangible assets(2)	8.3%	8.3%
Tangible book value per share(2)	$15.15	$13.66
Nonaccrual loans / total loans	1.26%	0.93%
Net charge-offs / average total loans(3)	0.08%	0.02%
Allowance for loan and lease losses / total loans	0.75%	0.78%

(1) Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
(2) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

(3) Annualized for partial-year periods, except for September 30, 2015, which was for the twelve month period.
Our total assets were $11.45 billion at June 30, 2016, compared with $9.80 billion at September 30, 2015. The increase in total assets during the first nine months of fiscal year 2016 was principally attributable to the acquisition of HF Financial, which added assets with an acquired value $1.12 billion, and organic loan growth, which was $418.1 million, or 5.7%, increase from September 30, 2015. At June 30, 2016, loans as shown above were $8.61 billion, compared to $7.33 billion at September 30, 2015, which included loans acquired at a fair value of $863.7 million in the HF Financial acquisition. This growth was primarily driven by growth in CRE loans. During the first nine months of fiscal year 2016, total deposits grew by $230.0 million, or 3.1%, excluding deposits of $863.1 million acquired in the HF Financial acquisition. The net organic growth occurred in both interest bearing and non-interest bearing deposits.

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated:

	June 30, 2016	September 30, 2015
	(dollars in thousands)
Unpaid principal balance:
Commercial non-real estate(1)
Non ASC 310-30 loans	$1,741,666	$1,608,069
ASC 310-30 loans	4,591	2,759
Total	1,746,257	1,610,828
Agriculture(1)
Non ASC 310-30 loans	2,085,486	1,859,927
ASC 310-30 loans	16,115	1,538
Total	2,101,601	1,861,465
Commercial real estate (1)
Non ASC 310-30 loans	3,611,354	2,825,038
ASC 310-30 loans	45,670	20,710
Total	3,657,024	2,845,748
Residential real estate
Non ASC 310-30 loans	961,362	839,639
ASC 310-30 loans	70,993	82,188
Total	1,032,355	921,827
Consumer
Non ASC 310-30 loans	78,805	71,777
ASC 310-30 loans	1,009	1,272
Total	79,814	73,049
Other lending
Non ASC 310-30 loans	45,444	38,371
ASC 310-30 loans	—	—
Total	45,444	38,371
Non ASC 310-30 loans	8,524,117	7,242,821
ASC 310-30 loans	138,378	108,467
Total unpaid principal balance	8,662,495	7,351,288
Less: Unamortized discount on acquired loans	(42,793)	(19,264)
Less: Unearned net deferred fees and costs and loans in process	(12,728)	(6,826)
Total loans	8,606,974	7,325,198
Allowance for loan and lease losses	(64,243)	(57,200)
Loans, net	$8,542,731	$7,267,998

 (1) Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

During the first nine months of fiscal year 2016, total loans increased by 17.5%, or $1.28 billion. Growth excluding loans acquired at a fair value of $863.7 million in the HF Financial acquisition was $418.1 million, or 5.7%. The growth was primarily focused in CRE loans, which grew $319.5 million, or 11.2%, excluding acquired loans of $491.8 million, and C&I loans, which grew $74.5 million, or 4.6%, excluding acquired loans of $60.9 million.

The following table presents the amount of loans acquired in the HF Financial acquisition:

Amount
(dollars in thousands)
Commercial non-real estate	$60,909
Agriculture	189,839
Construction and development	55,752
Owner-occupied CRE	126,455
Non-owner-occupied CRE	181,509
Multifamily residential real estate	128,090
Commercial real estate	491,806
Residential real estate	133,426
Consumer	15,688
Other [1]	608
Total unpaid principal balance	892,276
Less: Unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process	(28,535)
Total loans	$863,741

[1] Other loans primarily include consumer and commercial credit cards, customer deposit account overdrafts, and lease receivables.
The following table presents an analysis of the unpaid principal balance of our loan portfolio at June 30, 2016, by borrower and collateral type and by each of the five major geographic areas we use to manage our markets.

	June 30, 2016
	Nebraska	Iowa / Kansas / Missouri	South Dakota	Arizona / Colorado	North Dakota / Minnesota	Other(2)	Total	%
	(dollars in thousands)
Commercial non-real estate(1)	$309,885	$828,906	$345,210	$192,039	$3,561	$66,656	$1,746,257	20.2%
Agriculture(1)	177,883	441,938	813,158	646,554	3,495	18,573	2,101,601	24.3%
Commercial real estate(1)	709,039	906,768	1,035,120	748,610	187,378	70,109	3,657,024	42.2%
Residential real estate	230,816	302,848	277,212	166,031	10,668	44,780	1,032,355	11.9%
Consumer	18,517	20,944	34,923	3,289	786	1,355	79,814	0.9%
Other lending	—	—	—	—	—	45,444	45,444	0.5%
Total	$1,446,140	$2,501,404	$2,505,623	$1,756,523	$205,888	$246,917	$8,662,495	100%
% by location	16.6%	28.9%	28.9%	20.3%	2.4%	2.9%	100%

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

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at June 30, 2016:

June 30, 2016
(dollars in thousands)
Commercial non-real estate	$1,746,257
Agriculture real estate	1,002,280
Agriculture operating loans	1,099,321
Agriculture	2,101,601
Construction and development	487,220
Owner-occupied CRE	1,207,665
Non-owner-occupied CRE	1,554,127
Multifamily residential real estate	408,012
Commercial real estate	3,657,024
Home equity lines of credit	367,924
Closed-end first lien	514,112
Closed-end junior lien	50,870
Residential construction	99,449
Residential real estate	1,032,355
Consumer	79,814
Other	45,444
Total unpaid principal balance	$8,662,495

Commercial Non-Real Estate. Commercial non-real estate, or business lending, represents one of our core competencies. We believe that providing a tailored range of integrated products and services, including lending, to small- and medium-enterprise customers is the business at which we excel and through which we can generate favorable returns for our stockholders. We offer a number of different products including working capital and other shorter-term lines of credit, fixed-rate loans over a wide range of terms including our tailored business loans, for which we enter into matching interest rate swaps that give us floating payments for all deals over five years, and variable-rate loans with varying terms. Management has assessed the commercial loan portfolio and our bank's direct exposure to energy-related borrowers is less than 1.2% of total loans, which includes an insignificant oil and gas exposure in North Dakota which was acquired with the HF Financial merger.
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the Federal Deposit Insurance Corporation, at March 31, 2016, we were ranked the eighth-largest farm lender bank in the United States measured by total dollar volume of farm loans, and we take great pride in our knowledge of the agricultural industry across our footprint. We consider agriculture lending one of our core competencies. In 2011, agriculture loans comprised approximately 21% of our overall loan portfolio, compared to 24.3% as of June 30, 2016. We target a 20% to 30% portfolio composition for agriculture loans according to our risk appetite statement approved by our board of directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. While our borrowers have experienced volatile commodity prices during the past several years, we believe there continues to be strong secondary sources of repayment and low borrower leverage for the agriculture loan portfolio.
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
Residential Real Estate. Residential real estate lending reflects 1-to-4-family real estate construction loans, closed-end first-lien mortgages (primarily single-family long-term first mortgages resulting from acquisitions of other banks), closed-end junior-lien mortgages and home equity lines of credit, or HELOCs. Our closed-end first-lien mortgages include a small percentage of single-family first mortgages that we originate and do not subsequently sell into the secondary market, including jumbo products, adjustable-

rate mortgages and rural home mortgages. Conversely, a large percentage of our total single-family first mortgage originations are sold into the secondary market in order to meet our interest rate risk management objectives.
Consumer. Our consumer lending offering comprises a relatively small portion of our total loan portfolio, and predominantly reflects small-balance secured and unsecured products marketed by our retail branches.
Other Lending. Other lending includes all other loan relationships that do not fit within the categories above, primarily consumer and commercial credit cards, customer deposit account overdrafts, and lease receivables.
The following table presents the maturity distribution of our loan portfolio as of June 30, 2016. The maturity dates were determined based on the contractual maturity date of the loan:

	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$725,509	$514,556	$506,192	$1,746,257
Agriculture	1,026,697	693,259	381,645	2,101,601
Commercial real estate	409,701	1,585,997	1,661,326	3,657,024
Residential real estate	192,037	422,867	417,451	1,032,355
Consumer	14,682	51,239	13,893	79,814
Other lending	45,444	—	—	45,444
Total	$2,414,070	$3,267,918	$2,980,507	$8,662,495

The following table presents the distribution, as of June 30, 2016, of our loans that were due after one year between fixed and variable interest rates:

	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$699,402	$321,346	$1,020,748
Agriculture	842,298	232,606	1,074,904
Commercial real estate	1,604,907	1,642,416	3,247,323
Residential real estate	241,397	598,921	840,318
Consumer	57,564	7,568	65,132
Total	$3,445,568	$2,802,857	$6,248,425

OREO
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. OREO assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the asset at an acceptable price in a timely manner. Our total OREO carrying value was $11.7 million as of June 30, 2016, a decrease of $0.5 million, or 4.1% and a decrease of $4.2 million, or 26.4%, compared to March 31, 2016 and September 30, 2015, respectively. The amount of OREO covered by FDIC loss-sharing arrangements was $0.1 million as of June 30, 2016 and September 30, 2015. The following tables present our OREO balances for the period indicated:

Three Months Ended June 30, 2016
(dollars in thousands)
Beginning balance	$12,204
Additions to OREO	1,031
Valuation adjustments and other	(477)
Sales	(1,057)
Ending balance	$11,701

Nine Months Ended June 30, 2016
(dollars in thousands)
Beginning balance	$15,892
Additions to OREO	1,817
Valuation adjustments and other	(1,608)
Sales	(4,400)
Ending balance	$11,701
Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated:

	June 30, 2016	September 30, 2015
	(dollars in thousands)
U.S. Treasury securities	$226,751	$250,986
U.S. Agency securities	49,641	74,412
Mortgage-backed securities:
Government National Mortgage Association	705,180	842,460
Federal National Mortgage Association	178,320	46,449
Small Business Assistance Program	146,746	101,415
States and political subdivision securities	33,934	1,849
Corporate debt securities	4,997	4,996
Other	1,013	1,006
	$1,346,582	$1,323,573
We have historically invested excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. U.S. Treasury securities comprised 17.0% of the total market value of the portfolio as of June 30, 2016. Since September 30, 2015, the fair value of the portfolio has increased by $33.8 million, or 2.5%. The HF Financial acquisition had a minimal impact on the investment portfolio size and composition.
The following tables present the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period at June 30, 2016. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	June 30, 2016
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return
	(dollars in thousands)
U.S. Treasury securities	$—	—%	$226,751	1.56%	$—	—%	$—	—%	$—	—%	$—	—%	$226,751	1.56%
U.S. Agency securities	49,641	1.81%	—	—%	—	—%	—	—%	—	—%	—	—%	49,641	1.81%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,030,246	1.84%	—	—%	1,030,246	1.84%
States and political subdivision securities	3,488	1.79%	23,027	1.40%	7,297	1.89%	122	5.00%	—	—%	—	—%	33,934	1.56%
Corporate debt securities	—	—%	4,997	2.17%	—	—%	—	—%	—	—%	—	—%	4,997	2.17%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,013	—%	1,013	—%
Total	$53,129	1.81%	$254,775	1.56%	$7,297	1.89%	$122	5.00%	$1,030,246	1.84%	$1,013	—%	$1,346,582	1.78%

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
The following table presents the dollar amount of nonaccrual loans, OREO, restructured performing loans and accruing loans over 90 days past due, at the end of the dates indicated. Loans covered by FDIC loss-sharing arrangements are generally pooled with other similar loans and are accreting purchase discount into income each period. Subject to compliance with the applicable loss-sharing agreement, we are indemnified by the FDIC at a rate of 80% for any future credit losses on loans covered by a FDIC loss-sharing arrangement through June 4, 2020 for single-family real estate loans.

	June 30, 2016	September 30, 2015
	(dollars in thousands)
Nonaccrual loans(1)
Commercial non-real estate
Loans covered by FDIC loss-sharing arrangements	$—	$—
Loans not covered by FDIC loss-sharing arrangements	11,751	14,287
Total	11,751	14,287
Agriculture
Loans covered by FDIC loss-sharing arrangements	—	—
Loans not covered by FDIC loss-sharing arrangements	69,442	24,569
Total	69,442	24,569
Commercial real estate
Loans covered by FDIC loss-sharing arrangements	—	—
Loans not covered by FDIC loss-sharing arrangements	17,207	16,870
Total	17,207	16,870
Residential real estate
Loans covered by FDIC loss-sharing arrangements	4,200	5,317
Loans not covered by FDIC loss-sharing arrangements	5,499	7,124
Total	9,699	12,441
Consumer
Loans covered by FDIC loss-sharing arrangements	—	—
Loans not covered by FDIC loss-sharing arrangements	108	122
Total	108	122
Other lending
Loans covered by FDIC loss-sharing arrangements	—	—
Loans not covered by FDIC loss-sharing arrangements	—	—
Total	—	—

Total nonaccrual loans covered by FDIC loss-sharing arrangements	4,200	5,317
Total nonaccrual loans not covered by FDIC loss-sharing arrangements	104,007	62,972
Total nonaccrual loans	108,207	68,289

OREO	11,701	15,892

Total nonperforming assets	119,908	84,181
Restructured performing loans	45,161	60,371

Total nonperforming and restructured assets	$165,069	$144,552

Accruing loans 90 days or more past due	$59	$58
Nonperforming restructured loans included in total nonaccrual loans	$38,790	$13,966
Nonaccretable difference outstanding related to ASC 310-30 loans	$61,283	$36,843
Percent of total assets
Nonaccrual loans(1)
Loans not covered by FDIC loss-sharing arrangements	1.07%	0.64%
Total	1.11%	0.70%
OREO	0.12%	0.16%
Nonperforming assets(2)	1.23%	0.86%
Nonperforming and restructured assets(2)	1.69%	1.48%

(1) Includes nonperforming restructured loans
(2) Includes nonaccrual loans, which includes nonperforming restructured loans.

At June 30, 2016, our nonperforming assets were 1.23% of total assets, compared to 0.86% at September 30, 2015. Nonaccrual loans were $108.2 million as of June 30, 2016, with $4.2 million of the balance covered by FDIC loss-sharing arrangements. Total nonaccrual loans increased by $53.2 million during the quarter and increased by $39.9 million compared to September 30, 2015. The increase in nonaccrual loans was primarily driven by the deterioration of a small number of lending relationships, which have been closely monitored and managed for a number of quarters, and had already been classified as "Substandard" loans. Total OREO balances were $11.7 million as of June 30, 2016, a decrease of $0.5 million, or 4.1%, compared to prior quarter and a decrease of $4.2 million, or 26.4%, compared to September 30, 2015.
Excluding loans covered by FDIC loss-sharing arrangements, we had average nonaccrual loans (calculated as a two-point average) of $83.5 million outstanding during the first nine months of fiscal year 2016. Based on the average loan portfolio yield for these loans for the the first nine months of fiscal year 2016, we estimate that interest income would have been $2.0 million higher during this period had these loans been accruing. During the same period, the amount of net interest income that we recorded on these loans was immaterial.
Nonaccrual loans covered by FDIC loss-sharing arrangements continued to decline and are down $1.1 million since September 30, 2015, due to natural runoff through payment.
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
When we grant concessions to borrowers that we would not otherwise grant if not for the borrowers’ financial difficulties, such as reduced interest rates or extensions of loan periods, we consider these modifications troubled debt restructurings ("TDRs").

The table below outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated:

	June 30, 2016	September 30, 2015
	(dollars in thousands)
Commercial non-real estate
Performing TDRs	$7,255	$8,928
Nonperforming TDRs	1,539	833
Total	8,794	9,761
Agriculture
Performing TDRs	19,610	20,041
Nonperforming TDRs	32,723	6,857
Total	52,333	26,898
Commercial real estate
Performing TDRs	17,851	30,917
Nonperforming TDRs	3,429	4,725
Total	21,280	35,642
Residential real estate
Performing TDRs	413	452
Nonperforming TDRs	1,090	1,547
Total	1,503	1,999
Consumer
Performing TDRs	32	33
Nonperforming TDRs	9	4
Total	41	37

Total performing TDRs	45,161	60,371
Total nonperforming TDRs	38,790	13,966

Total TDRs	$83,951	$74,337
We entered into loss-sharing arrangements with the FDIC related to certain assets (loans and OREO) acquired from TierOne Bank on June 4, 2010. We are generally indemnified by the FDIC at a rate of 80% for any future credit losses through June 4, 2020 for single-family real estate loans and OREO. Our commercial loss-sharing arrangement with the FDIC has expired. The table below presents nonaccrual loans, TDRs, and OREO covered by loss-sharing arrangements; a rollforward of the allowance for loan and lease losses for loans covered by loss-sharing arrangements; a rollforward of allowance for loan and lease losses for ASC 310-30 loans covered by loss-sharing arrangements; and a rollforward of OREO covered by loss-sharing arrangements at and for the periods presented.

	At and for the nine months ended June 30, 2016	At and for the fiscal year ended September 30, 2015
	(dollars in thousands)
Assets covered by FDIC loss-sharing arrangements
Nonaccrual loans(1)	$4,200	$5,317
TDRs	314	425
OREO	50	61
Allowance for loan and lease losses, loans covered by FDIC loss-sharing arrangements
Balance at beginning of period	$1,625	$5,108
Additional impairment recorded	—	782
Recoupment of previously-recorded impairment	(312)	(1,701)
Charge-offs	(12)	—
Recoveries	—	—
Expiration of loss-sharing arrangement	—	(2,564)
Balance at end of period	$1,301	$1,625

OREO covered by FDIC loss-sharing arrangement
Balance at beginning of period	$61	$10,628
Additions to OREO	126	1,666
Valuation adjustments and other	(15)	(2,034)
Sales	(122)	(7,031)
Expiration of FDIC loss-sharing arrangement	—	(3,168)
Balance at end of period	$50	$61

(1) Includes nonperforming restructured loans.
Allowance for Loan and Lease Losses
We establish an allowance for the inherent risk of probable losses within our loan portfolio. The allowance for loan and lease losses is management’s best estimate of probable credit losses that are incurred in the loan portfolio. We determine the allowance for loan and lease losses based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies and other credit risk indicators, which is an inherently subjective process. We consider the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. In addition, we consider concentration risks associated with the various loan portfolios and current economic conditions that might impact the portfolio. All of these estimates are susceptible to significant change. Changes to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses. Loans deemed to be uncollectible are charged off against the allowance for loan and lease losses. Recoveries of amounts previously charged-off are credited to the allowance for loan and lease losses.
Our allowance for loan and lease losses consists of two components. For non-impaired loans, we calculate a weighted average ratio of 12-, 36- and 60-month historical realized losses by collateral type; adjust as necessary for our interpretation of current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio and/or significant policy and underwriting changes not entirely covered by the calculated historical loss rates; and apply the loss rates to outstanding loan balances in each collateral category. We calculate the weighted average ratio of 12-, 36- and 60-month historical realized losses for each collateral type by dividing the average net annual charge-offs by the average outstanding loans of such type subject to the calculation for each of the 12-, 36- and 60-month periods, then averaging those three results. For impaired loans, we estimate our exposure for each individual relationship, given the current payment status of the loan, the present value of expected payments and the value of the underlying collateral as supported by third party appraisals, broker’s price opinions, and/or the borrower’s audited financial statements, each adjusted for liquidation costs. Any shortfall between the liquidation value of the underlying collateral and the recorded investment value of the loan is considered the required specific reserve amount. Actual losses in any period may exceed allowance amounts. We evaluate and adjust our allowance for loan and lease losses, and the allocation of the allowance between loan categories, each month.

The following table presents an analysis of our allowance for loan and lease losses, including provisions for loan and lease losses, charge-offs and recoveries, for the periods indicated:

	At and for the nine months ended June 30, 2016	At and for the fiscal year ended September 30, 2015
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$57,200	$47,518
Provision charged to expense	12,512	19,718
Impairment of ASC 310-30 loans	(620)	(677)
Charge-offs:
Commercial non-real estate	(2,193)	(11,153)
Agriculture	(2,257)	(606)
Commercial real estate	(1,063)	(1,971)
Residential real estate	(959)	(238)
Consumer	(183)	(129)
Other lending	(1,494)	(1,617)
Total charge-offs	(8,149)	(15,714)

Recoveries:
Commercial non-real estate	875	3,407
Agriculture	386	131
Commercial real estate	568	1,339
Residential real estate	472	231
Consumer	131	104
Other lending	868	1,143
Total recoveries	3,300	6,355

Net loan recoveries (charge-offs)	(4,849)	(9,359)

Balance at end of period	$64,243	$57,200

Average total loans for the period(1)	$7,597,114	$7,019,151
Total loans at period end(1)	$8,606,974	$7,325,198
Ratios
Net charge-offs to average total loans(2)	0.08%	0.13%
Allowance for loan and lease losses to:
Total loans	0.75%	0.78%
Nonaccruing loans(3)	61.77%	90.83%

(1) Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
(2) Annualized for partial-year periods
(3) Nonaccruing loans excludes loans covered by FDIC loss-sharing arrangements.

In the first nine months of fiscal year 2016, net charge-offs were $4.8 million, or 0.08% of average total loans, comprised of $8.1 million of charge-offs and $3.3 million of recoveries. For fiscal year 2015, net charge-offs were $9.4 million, or 0.13%, of average total loans.
At June 30, 2016, the allowance for loan and lease losses was 0.75% of our total loan portfolio, a 3 basis point decrease compared to 0.78% at September 30, 2015. The decrease was driven by the addition of loans acquired during the quarter with no carryover of the related ALLL. The balance of the ALLL increased from $57.2 million to $64.2 million over the same period.

Additionally, a portion of our loans which are carried at fair value, totaling $1.16 billion at June 30, 2016 and $1.12 billion at September 30, 2015, respectively, have no associated allowance for loan and lease losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for loan and lease losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $8.1 million and $5.7 million at June 30, 2016 and September 30, 2015, respectively.
The following tables present management’s historical allocation of the allowance for loan and lease losses by loan category, in both dollars and percentage of our total allowance for loan and lease losses, to specific loans in those categories at the dates indicated:

	June 30, 2016	September 30, 2015
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial non-real estate	$12,130	$15,996
Agriculture	23,086	13,952
Commercial real estate	19,828	18,014
Residential real estate	7,689	8,025
Consumer	439	348
Other lending	1,071	865
Total	$64,243	$57,200

	June 30, 2016	September 30, 2015
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial non-real estate	18.9%	28.0%
Agriculture	35.9%	24.4%
Commercial real estate	30.9%	31.5%
Residential real estate	12.0%	14.0%
Consumer	0.6%	0.6%
Other lending	1.7%	1.5%
Total	100.0%	100.0%

Management will continue to evaluate the loan portfolio and assess economic conditions in order to determine future allowance levels and the amount of loan and lease loss provisions. We review the appropriateness of our allowance for loan and lease losses on a monthly basis. Management monitors closely all past due and restructured loans in assessing the appropriateness of its allowance for loan and lease losses. In addition, we follow procedures for reviewing and grading all substantial commercial and agriculture relationships at least annually. Based predominantly upon the review and grading process, we determine the appropriate level of the allowance in response to our assessment of the probable risk of loss inherent in our loan portfolio. Management will make additional loan and lease loss provisions when the results of its problem loan assessment methodology or overall allowance appropriateness test indicate additional provisions are required.
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We recorded provision for loan and lease losses of $5.4 million during the third quarter of fiscal year 2016. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.5 million and $0.4 million at June 30, 2016 and September 30, 2015, respectively.

Deposits
We obtain funds from depositors by offering consumer and business demand deposit accounts, MMDAs, NOW accounts, savings accounts and term CDs. At June 30, 2016 and September 30, 2015, our total deposits were $8.48 billion and $7.39 billion, respectively, an increase of 14.8% including $863.1 million of fair value deposits acquired in the HF Financial acquisition. Net growth excluding acquired deposits was $230.0 million, or 3.1%, which was spread across primarily commercial and public deposit accounts. Our accounts are federally insured by the FDIC up to the legal maximum. We have significantly shifted the composition of our deposit portfolio away from CDs toward demand, NOW, MMDA and savings accounts over the last 48 months. This has dramatically reduced our overall cost of deposit funding, in addition to the fact that we have greatly increased adherence to internally published rate offerings for various types of deposit account offerings. The following table presents the balances and weighted average cost of our deposit portfolio at the following dates:

	June 30, 2016		September 30, 2015
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Non-interest-bearing demand	$1,802,169	—%	$1,368,453	—%
NOW accounts, money market and savings	5,252,293	0.33%	4,638,446	0.27%
Time certificates, $250,000 or more	258,071	0.98%	217,016	0.89%
Other time certificates	1,167,676	0.67%	1,163,150	0.68%
Total	$8,480,209	0.33%	$7,387,065	0.30%

Municipal public deposits constituted $989.4 million and $815.9 million of our deposit portfolio at June 30, 2016, and September 30, 2015, respectively, of which $617.0 million and $519.2 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 8.4% and 10.5% of our total deposits at June 30, 2016 and September 30, 2015, respectively.
The following table presents deposits by region:

	June 30, 2016	September 30, 2015
	(dollars in thousands)
Iowa / Kansas / Missouri	$2,508,375	$2,305,489
Nebraska	2,359,905	2,334,172
South Dakota	2,186,828	1,529,483
Arizona / Colorado	1,308,778	1,141,950
North Dakota / Minnesota	36,188	—
Corporate and other	80,135	75,971
Total deposits	$8,480,209	$7,387,065

We fund a portion of our assets with CDs that have balances of $250,000 or more and that have maturities generally in excess of six months. At June 30, 2016 and September 30, 2015, our CDs of $250,000 or more totaled $258.1 million and $217.0 million, respectively. The following table presents the maturities of our CDs of $250,000 or more and less than $250,000 in size at June 30, 2016:

	Greater than or equal to $250,000	Less than $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$57,624	$231,255
Over three through six months	38,807	186,859
Over six through twelve months	64,612	320,240
Over twelve months	97,028	429,322
Total	$258,071	$1,167,676
Percent of total deposits	3.0%	13.8%
At June 30, 2016 and September 30, 2015, the average remaining maturity of all CDs was approximately 14 months. The average CD amount per account was approximately $27,139 and $26,767 at June 30, 2016 and September 30, 2015, respectively.
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

Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted:

	At and for the nine months ended June 30, 2016	At and for the fiscal year ended September 30, 2015
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$156,072	$182,399
Other short-term borrowings	393,155	—
Total short-term borrowings	$549,227	$182,399

Maximum amount outstanding at any month-end during the period	$549,227	$229,429
Average amount outstanding during the period	$237,443	$182,202
Weighted average rate for the period	0.35%	0.38%
Weighted average rate as of date indicated	0.43%	0.25%

On July 31, 2015, we agreed to a $10.0 million revolving line of credit with Wells Fargo Bank, which expires July 28, 2017, at an interest rate of LIBOR + 200 basis points. At June 30, 2016, we did not have any advances on the line of credit.
Other Borrowings
We have outstanding $80.9 million and $56.1 million, respectively, of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of June 30, 2016 and September 30, 2015. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
On July 31, 2015, we issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at June 30, 2016, have an interest rate of 4.875% per annum, payable semi-annually on each February15 and August 15, commencing on February 15, 2016 until August 15, 2020. During the first nine months of fiscal year 2016, we incurred $2.7 million in interest expense compared to $1.0 million in the comparable period of fiscal year 2015, which related to different lower-priced notes with the same par value and the increase in subordinated debt acquired in the HF Financial acquisition.

Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at June 30, 2016. Customer deposit obligations categorized as “not determined” include noninterest-bearing demand accounts, NOW accounts, MMDAs and passbook accounts.

	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$873,615	$274,390	$250,577	$1,383	$7,080,244	$8,480,209
Securities sold under agreement to repurchase	159,016	—	—	—	—	159,016
FHLB advances and other borrowings	393,328	29,000	31,000	460,000	—	913,328
Subordinated notes payable	—	—	—	80,920	—	80,920
Subordinated debentures	—	—	—	35,000	—	35,000
Operating leases, net of sublease income	4,738	4,150	10,127	1,502	—	20,517
Accrued interest payable	5,387	—	—	—	—	5,387
Interest on FHLB advances	3,854	2,994	8,325	4,338	—	19,511
Interest on subordinated notes payable	2,302	2,302	6,907	31,019	—	42,530
Interest on subordinated debentures	1,706	1,706	5,119	7,038	—	15,569
Other Commitments:
Commitments to extend credit—non-credit card	$1,212,760	$206,020	$334,866	$201,470	$—	$1,955,116
Commitments to extend credit—credit card	188,077	—	—	—	—	188,077
Letters of credit	64,257	—	—	—	—	64,257

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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated:

	June 30, 2016	September 30, 2015
	(dollars in thousands)
Commitments to extend credit	$2,143,193	$2,156,243
Letters of credit	64,257	52,571
Total	$2,207,450	$2,208,814

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
Great Western Bancorp, Inc. Great Western Bancorp, Inc.'s ("GWBI") primary source of liquidity is cash obtained from dividends paid by our bank. We primarily use our cash for the payment of dividends, when and if declared by our board of directors, and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our bank through equity contributions and for acquisitions. At June 30, 2016, GWBI had $7.5 million of cash, compared to $37.3 million at the end of the previous quarter with the decrease primarily due to the acquisition of HF Financial. During the third quarter of fiscal year 2016, we declared and paid a dividend of $0.14 per share. The outstanding amounts under our revolving line of credit with Wells Fargo and our private placement subordinated capital notes together totaled $35.0 million at June 30, 2016. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities.
Great Western Bank. Our bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At June 30, 2016, our bank had cash of $475.8 million and $1.36 billion of highly-liquid securities held in our investment portfolio, of which $957.0 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our bank also had $913.4 million in FHLB borrowings at June 30, 2016, with additional available lines of $684.7 million. Our bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At June 30, 2016, we had a total of $2.21 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our bank are based on the Basel III framework, as implemented by the federal bank regulators.

The following table presents our regulatory capital ratios at June 30, 2016 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$975,309	10.9%	6.0%	8.0%
Total capital	1,074,552	12.0%	8.0%	10.0%
Tier 1 leverage	975,309	10.0%	4.0%	5.0%
Common equity Tier 1	898,181	10.0%	4.5%	6.5%
Risk-weighted assets	8,986,266

Great Western Bank
Tier 1 capital	$995,276	11.1%	6.0%	8.0%
Total capital	1,059,519	11.8%	8.0%	10.0%
Tier 1 leverage	995,276	10.1%	4.0%	5.0%
Common equity Tier 1	995,276	11.1%	4.5%	6.5%
Risk-weighted assets	8,991,609
At June 30, 2016 and September 30, 2015, our Tier 1 capital included an aggregate of $77.1 million and $56.1 million, respectively, of trust preferred securities issued by our subsidiaries. At June 30, 2016, our Tier 2 capital included $64.2 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. At September 30, 2015, our Tier 2 capital included $57.2 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. Our total risk-weighted assets were $8.99 billion at June 30, 2016.
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
In particular, we evaluate our profitability and performance based on our adjusted net income, adjusted earnings per share, cash net income and return on average tangible common equity. Our adjusted net income and adjusted earnings per share exclude the after-tax effect of items with a significant impact to net income that we do not believe to be recurring in nature, e.g., one-time acquisition expenses. Our cash net income and return on tangible common equity exclude the effects of amortization expense relating to intangible assets and related tax effects from the acquisition of us by NAB and our acquisitions of other institutions. We believe these measures help highlight trends associated with our financial condition and results of operations by providing net income and return information excluding significant nonrecurring items (for adjusted net income and adjusted earnings per share) and based on our cash payments and receipts during the period (for cash net income and return on average tangible common equity).
We also evaluate our profitability and performance based on our adjusted net interest income, adjusted net interest margin, adjusted interest income on non ASC 310-30 loans and adjusted yield on non ASC 310-30 loans. We adjust each of these four measures to include the current realized gain (loss) of derivatives we use to manage interest rate risk on certain of our loans, which we believe economically offsets the interest income earned on the loans. Similarly, we evaluate our operational efficiency based on our efficiency ratio, which excludes the effect of amortization of core deposit and other intangibles (a non-cash expense item) and includes the tax benefit associated with our tax-advantaged loans.

We evaluate our financial condition based on the ratio of our tangible common equity to our tangible assets and the ratio of our tangible common equity to common shares outstanding. Our calculations of these ratios exclude the effect of goodwill and other intangible assets. We believe this measure is helpful in highlighting the common equity component of our capital and because of its focus by federal bank regulators when reviewing the health and strength of financial institutions in recent years and when considering regulatory approvals for certain actions, including capital actions. We also believe the ratio of our tangible common equity to common shares outstanding is helpful in understanding our stockholders’ relative ownership position as we undertake various actions to issue and retire common shares outstanding.
Reconciliations for each of these non-GAAP financial measures to the closest GAAP financial measures are included in the tables below. Each of the non-GAAP measures presented should be considered in context with our GAAP financial results included in this filing.

	At or for the nine months ended:		At or for the three months ended:
	June 30, 2016	June 30, 2015	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Adjusted net income and adjusted earnings per common share:
Net income - GAAP	$87,495	$75,253	$26,360	$30,674	$30,461	$33,812	$28,832
Add: acquisition expenses	12,950	—	12,179	771	—	—	—
Add: tax effect at 38%	(4,921)	—	(4,628)	(293)	—	—	—
Adjusted net income	$95,524	$75,253	$33,911	$31,152	$30,461	$33,812	$28,832

Weighted average diluted common shares outstanding	55,993,011	57,929,188	57,176,705	55,408,876	55,393,452	56,215,947	57,959,202
Earnings per common share - diluted	$1.56	$1.30	$0.46	$0.55	$0.55	$0.60	$0.50
Adjusted earnings per common share - diluted	$1.71	$1.30	$0.59	$0.56	$0.55	$0.60	$0.50

Cash net income and return on average tangible common equity:
Net income - GAAP	$87,495	$75,253	$26,360	$30,674	$30,461	$33,812	$28,832
Add: Amortization of intangible assets	2,239	6,402	822	708	709	708	1,776
Add: Tax on amortization of intangible assets	(660)	(660)	(220)	(220)	(220)	(220)	(220)
Cash net income	$89,074	$80,995	$26,962	$31,162	$30,950	$34,300	$30,388

Average common equity	$1,506,740	$1,456,174	$1,567,372	$1,488,398	$1,464,450	$1,456,372	$1,476,556
Less: Average goodwill and other intangible assets	712,049	708,799	727,707	703,866	704,576	705,284	706,526
Average tangible common equity	$794,691	$747,375	$839,665	$784,532	$759,874	$751,088	$770,030
Return on average common equity *	7.8%	6.9%	6.8%	8.3%	8.3%	9.2%	7.8%
Return on average tangible common equity *	15.0%	14.5%	12.9%	16.0%	16.2%	18.1%	15.8%

* Calculated as cash net income divided by average tangible common equity. Annualized for partial-year periods.

	At or for the nine months ended:		At or for the three months ended:
	June 30, 2016	June 30, 2015	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$263,947	$248,072	$91,652	$86,338	$85,957	$85,425	$84,538
Add: Tax equivalent adjustment	5,522	4,798	1,905	1,791	1,826	1,778	1,704
Net interest income (FTE)	269,469	252,870	93,557	88,129	87,783	87,203	86,242
Add: Current realized derivative gain (loss)	(15,832)	(16,005)	(5,005)	(5,175)	(5,652)	(5,637)	(5,416)
Adjusted net interest income (FTE)	$253,637	$236,865	$88,552	$82,954	$82,131	$81,566	$80,826

Average interest earning assets	$9,061,896	$8,624,469	$9,528,576	$8,892,465	$8,764,649	$8,693,471	$8,756,244
Net interest margin (FTE) *	3.97%	3.92%	3.95%	3.99%	3.98%	3.98%	3.95%
Adjusted net interest margin (FTE) **	3.74%	3.67%	3.74%	3.75%	3.73%	3.72%	3.70%

* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non ASC 310-30 loans:
Net interest income - GAAP	$263,930	$244,783	$91,829	$86,534	$85,567	$84,835	$83,094
Add: Tax equivalent adjustment	5,522	4,798	1,905	1,791	1,826	1,778	1,704
Interest income (FTE)	269,452	249,581	93,734	88,325	87,393	86,613	84,798
Add: Current realized derivative gain (loss)	(15,832)	(16,005)	(5,005)	(5,175)	(5,652)	(5,637)	(5,416)
Adjusted interest income (FTE)	$253,620	$233,576	$88,729	$83,150	$81,741	$80,976	$79,382

Average non ASC 310-30 loans	$7,489,534	$6,816,785	$7,903,860	$7,371,600	$7,193,143	$7,108,598	$6,995,340
Yield (FTE) *	4.81%	4.90%	4.77%	4.82%	4.83%	4.83%	4.86%
Adjusted yield (FTE) **	4.52%	4.58%	4.52%	4.54%	4.52%	4.52%	4.55%

* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue	$290,686	$272,913	$100,749	$95,339	$94,601	$94,474	$94,543
Add: Tax equivalent adjustment	5,522	4,798	1,905	1,791	1,826	1,778	1,704
Total revenue (FTE)	$296,208	$277,711	$102,654	$97,130	$96,427	$96,252	$96,247

Noninterest expense	$150,297	$141,959	$61,222	$44,855	$44,220	$44,835	$46,430
Less: Amortization of intangible assets	2,239	6,402	822	708	709	708	1,776
Tangible noninterest expense	$148,058	$135,557	$60,400	$44,147	$43,511	$44,127	$44,654
Efficiency ratio *	50.0%	48.8%	58.8%	45.5%	45.1%	45.8%	46.4%

* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

	At or for the nine months ended:		At or for the three months ended:
	June 30, 2016	June 30, 2015	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,640,511	$1,487,851	$1,640,511	$1,509,202	$1,475,516	$1,459,346	$1,487,851
Less: Goodwill and other intangible assets	751,217	705,634	751,217	703,508	704,217	704,926	705,634
Tangible common equity	$889,294	$782,217	$889,294	$805,694	$771,299	$754,420	$782,217

Total assets	$11,453,222	$9,764,159	$11,453,222	$9,942,295	$9,957,215	$9,798,654	$9,764,159
Less: Goodwill and other intangible assets	751,217	705,634	751,217	703,508	704,217	704,926	705,634
Tangible assets	$10,702,005	$9,058,525	$10,702,005	$9,238,787	$9,252,998	$9,093,728	$9,058,525
Tangible common equity to tangible assets	8.3%	8.6%	8.3%	8.7%	8.3%	8.3%	8.6%

Tangible book value per share:
Total stockholders' equity	$1,640,511	$1,487,851	$1,640,511	$1,509,202	$1,475,516	$1,459,346	$1,487,851
Less: Goodwill and other intangible assets	751,217	705,634	751,217	703,508	704,217	704,926	705,634
Tangible common equity	$889,294	$782,217	$889,294	$805,694	$771,299	$754,420	$782,217

Common shares outstanding	58,693,499	57,886,114	58,693,499	55,245,177	55,244,569	55,219,596	57,886,114
Tangible book value per share	$15.15	$13.51	$15.15	$14.58	$13.96	$13.66	$13.51
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
As of June 30, 2016, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of June 30, 2016 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended June 30, 2016
Change in Market Interest Rates as of June 30, 2016	Twelve Months Ending June 30, 2017	Twelve Months Ending June 30, 2018
Immediate Shifts
+400 basis points	12.01%	9.44%
+300 basis points	9.03%	7.18%
+200 basis points	6.02%	4.84%
+100 basis points	3.02%	2.55%
-100 basis points	(1.17)%	(1.70)%

Gradual Shifts
+400 basis points	2.78%
+300 basis points	2.15%
+200 basis points	1.53%
+100 basis points	0.88%
-100 basis points	(0.22)%

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

We did not repurchase any of our common stock during the third quarter of fiscal year 2016.

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

EX - 11.1	Statement regarding Computation of Per Share Earnings (included as Note 18 to the registrant's unaudited consolidated financial statements)

EX - 31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

EX - 31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

EX - 32.1	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

EX - 32.2	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: August 11, 2016	By: ______/s/_Peter Chapman_________________ Name: Peter Chapman Title: Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS

Number	Description

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