Form 10-K
period 2016-09-30
Great Western Bancorp, Inc.
filed 2016-11-29
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2016 was $1,506,535,977.
As of November 18, 2016, the number of shares of the registrant’s Common Stock outstanding was 58,714,523.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on February 27, 2017, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended September 30, 2016, are incorporated by reference under Part III.

GREAT WESTERN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K

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

•
“Great Western” refers to Great Western Bancorporation, Inc. but not its consolidated subsidiaries, for all periods prior to the Formation Transactions, and Great Western Bancorp, Inc. but not its consolidated subsidiaries, for all periods after the completion of the Formation Transactions;

•	our “bank” refers to Great Western Bank, a South Dakota banking corporation;

•
“NAB” refers to National Australia Bank Limited, an Australian public company that was our ultimate parent company prior to our initial public offering in October 2014 and, until July 31, 2015, our principal ultimate stockholder;

•	“NAI” refer to National Americas Investment, Inc., a Delaware corporation and wholly owned, indirect subsidiary of NAB, through which NAB indirectly owned our common stock until July 31, 2015;

•	our “states” refers to the nine states (Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota) in which we currently conduct our business;

•	our “footprint” refers to the geographic markets within our states in which we currently conduct our business; and

•	the “Formation Transactions” means a series of transactions completed on October 17, 2014 and undertaken in preparation for our initial public offering comprised of:

◦	the cash contribution by National Americas Holdings LLC to Great Western Bancorp, Inc. in an amount equal to the total stockholder's equity of Great Western Bancorporation, Inc.;

◦
the sale by National Americas Investment, Inc. of all outstanding capital stock of Great Western Bancorporation, Inc. to Great Western Bancorp, Inc. for an amount in cash equal to the total stockholder's equity of Great Western Bancorporation, Inc.; and

◦
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

•
various risks and uncertainties associated with our recently completed acquisition of HF Financial Corp. ("HF Financial"), including, without limitation, our ability to effectively and timely integrate HF Financial's operations into our operations, our ability to achieve the estimated synergies from the proposed transaction, litigation related to the proposed transaction and the effects of the proposed transaction on our future financial condition, operating results, strategy and plans;

•	damage to our reputation from any of the factors described above; and

•
other risks and uncertainties inherent to our business, including those discussed in “Item 1A. Risk Factors” or in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I
ITEM 1. BUSINESS
Our Business
We are a full-service regional bank holding company focused on relationship-based business and agribusiness banking. We serve our customers through 173 branches in attractive markets in nine states: Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. We were established more than 80 years ago and have achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. By leveraging our business and agribusiness focus, highly efficient operating model, robust approach to risk management and presence in attractive markets, we have achieved significant and profitable growth—both organically and through disciplined acquisitions. We have successfully completed nine acquisitions since 2006, including our 2010 Federal Deposit Insurance Corporation, or FDIC, assisted acquisition of TierOne Bank, which represented approximately $2.5 billion in acquired assets, and our acquisition of HF Financial Corp. ("HF Financial"), which represented approximately $1.12 billion of acquired assets and which we completed on May 16, 2016. Our net income was $121.3 million for fiscal year 2016 and our loans and total assets were $8.74 billion and $11.53 billion, respectively, at September 30, 2016.

Washington
Montana
Oregon
North Dakota
Minnesota
Wisconsin
Wyoming
Idaho
California
Nevada
South Dakota
Nebraska
Iowa
Utah
Colorado
Kansas
Missouri
Arizona
New Mexico
Oklahoma
Texas
Arkansas
Illinois
Michigan
Indiana
Ohio
Kentucky
Tennessee
Louisiana
Mississippi
Alabama
Georgia
Florida
South Carolina
North Carolina
Virginia
West Virginia
Pennsylvania
New York
Vermont
New Hampshire
Maine
Massachusetts
Rhode Island
Connecticut
New Jersey
Delaware
Maryland

We focus on business and agribusiness banking, complemented by retail banking and wealth management services. Our loan portfolio consists primarily of business loans, comprised of commercial and industrial ("C&I") loans, commercial real estate ("CRE") loans and agribusiness loans. At September 30, 2016, our business and agribusiness loans collectively accounted for 87.0% of our total loan portfolio. In addition, 66.2% of our aggregate loan portfolio, comprising 43.0% of CRE loans, 11.7% of residential real estate loans and 11.5% of agriculture real estate loans, was primarily secured by interests in real estate predominantly located in the states in which we operate. In addition, some of our other lending occasionally involves taking real estate as primary or secondary collateral. We offer small and mid-sized businesses a focused suite of financial products and have established strong relationships across a diversified range of sectors, including key areas supporting regional growth such as agribusiness services, freight and transport, healthcare and tourism. We have developed extensive expertise in agribusiness lending, which serves one of the most prominent industries across our markets, and we offer a variety of financial services designed to meet the specific needs of our agribusiness customers. We also provide a range of deposit and loan products to our retail customers through several channels, including our branch network, online banking system, mobile banking applications and customer care centers. In our wealth management business, we seek to expand our private banking, financial planning, investment management and insurance operations to better position us to capture an increased share of the business of managing the private wealth of many of our business and agribusiness customers.
Our banking model seeks to balance the best of being a “big enough” and a “small enough” bank, providing capabilities typical of a much larger bank, such as diversified product specialists, customized banking solutions and multiple delivery channels, with a customer-focused culture usually associated with smaller banks. Our focus on balancing these capabilities with a service-oriented culture is embedded within our operations and is enhanced by focusing on our core competencies. We are well recognized within our markets for our relationship-based banking model that provides for local, efficient decision making. We believe we serve our customers in a manner that is responsive, flexible and accessible. Our relationship bankers strive to build deep, long-term relationships with customers and understand the customers’ specific needs to identify appropriate financial solutions. We believe we have been successful in attracting customers and bankers from larger competitors because of our flexible approach and the speed and efficiency with which we provide banking solutions to our customers while maintaining disciplined underwriting standards.
Our Business Strategy
We believe that stable long-term growth and profitability are the result of building strong customer relationships while maintaining disciplined underwriting standards. We plan to focus on originating high-quality loans and growing our low-cost deposit base through our relationship-based business and agribusiness banking approach. We believe that continuing to focus on our core strengths will enable us to gain market share, continue to improve our operational efficiency and increase profitability. The key components of our strategy for continued success and future growth include the following:
Attract and Retain High-Quality Relationship Bankers
A key component of our growth in our existing markets and entry into new markets has been our ability to attract and retain high-quality relationship bankers. We have recruited approximately 77 new business and agribusiness relationship bankers since January 1, 2011 (out of a total of approximately 186 business and agribusiness relationship bankers at September 30, 2016), with average industry experience of over 16 years when hired. We believe we have been successful in recruiting qualified relationship bankers due primarily to our decentralized management approach, focused product suite and flexible and customer-focused culture while continuing to provide sophisticated banking capabilities to serve our customers’ needs. We intend to continue to hire experienced relationship bankers to execute our relationship-driven banking model. We utilize a variable compensation structure designed to incentivize our relationship bankers by tying their compensation to both the performance of the Company and their individual overall performance. We measure individual banker performance based on revenue, loans originated, deposits raised and asset quality/risk, among other performance measurements. We believe this structure establishes the appropriate incentives to serve our customers' needs, maintain strong performance and satisfy our risk management objectives. By leveraging the strong networks and reputation of our experienced relationship bankers, we believe we can continue to grow our loan portfolio and deposit base as well as offer customers a range of products and services to fulfill their financial needs.
Optimize Footprint in Existing and Complementary Markets
We pursue attractive growth opportunities to expand within our existing footprint and enter new markets aligned with our business model and strategic plans. We believe we can increase our presence in under-represented areas in our existing markets and broaden our footprint in attractive markets adjacent and complementary to our current markets by continuing our emphasis on business and agribusiness banking. Our branch strategy is guided by our ability to recruit experienced relationship bankers in under-represented and new markets. These bankers expand our banking relationships into these markets prior to opening a branch, which increases our likelihood of expanding profitably by developing an asset and/or deposit base before we establish a branch in that market. We will continue to opportunistically consider opening new branches. We intend to capitalize on growth opportunities we believe exist in growing economies in and adjacent to our existing markets.
During fiscal year 2016, we recruited bankers and broadened our market presence in Scottsdale, Arizona; Waterloo, Iowa and the Quad Cities, Iowa areas. We believe this will generate additional growth opportunities and represents execution of this strategy.
Deepen Customer Relationships
We believe that our reputation, expertise and relationship-based banking model enables us to deepen our relationships with our customers. We look to leverage our relationships with existing customers by offering a range of products and services suitable to their needs. We have sought to grow our low-cost customer deposit base by attracting more deposits from our business and agribusiness customers. We offer alternative cash management solutions intended to help retain business customers. We seek to expand and enhance our wealth management platform through focused product offerings that we believe will appeal to our more affluent customers. We intend to continue to capitalize on opportunities to capture more business from existing customers throughout our banking network. During fiscal year 2016, we launched an enhanced cash management platform to many of our largest business depositors and a new online banking and mobile platform for consumer customers. We believe these enhancements are more competitive product offerings and expect them to contribute to growth in deposit balances over time.
Continue to Improve Efficiency and Lower Costs
We believe that our focus on operational efficiency, even in light of incremental costs related to being a public company with over $10 billion in consolidated total assets, is critical to our profitability and future growth. We intend to carefully manage our cost structure and continuously refine and implement internal processes to create further efficiencies and enhance our earnings. We believe our scalable systems, risk management infrastructure and operating model will better enable us to achieve further operational efficiencies as we grow our business.
Opportunistically Pursue Acquisitions
Our management team has extensive expertise and a successful track record in evaluating, executing and integrating attractive, franchise-enhancing acquisitions. We have successfully completed nine acquisitions since 2006, including our 2010 FDIC assisted acquisition of TierOne Bank, which represented approximately $2.5 billion in acquired assets, and our most recent acquisition of HF Financial, which represented approximately $1.12 billion in acquired assets and was completed on May 16, 2016. We will continue to consider acquisitions that are consistent with our business strategy and financial model as opportunities arise. Illustrated below, as of September 30 of each indicated year, is the growth in our total assets as a result of our acquisitions in that fiscal year.

Acquired Security Bank
($0.1 billion)
Acquired Sunstate Bank and three branches from HF Financial Corp.
($0.2 billion total)
Acquired First Community Bank's Colorado franchise and a branch from Wachovia
($0.6 billion total)
Acquired F&M Bank-Iowa and TierOne Bank
($3.0 billion total)
Acquired North Central Bancshares Inc.
($0.4 billion)
Acquired HF Financial Corp.
($1.1 billion total)
$12.0
$11.0
$10.0
$9.0
$8.0
$7.0
$6.0
$5.0
$4.0
$3.0
$2.0
$1.0
$0.0
$3.1
$3.4
$4.3
$5.2
$8.3
$8.2
$9.0
$9.1
$9.4
$9.8
$11.5
'06
'07
'08
'09
'10
'11
'12
'13
'14
'15
'16
Pre-Acquisition Assets
Acquired Assets

Note: Total assets are as of September 30 of each fiscal year unless otherwise noted. Acquired assets are the total of the fair value of total assets acquired and the net cash and cash equivalents received, at the time of acquisition of each indicated year.

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
Our Relationship With National Australia Bank Ltd
Great Western Bancorp, Inc., a Delaware corporation, was formed in July 2014 as a wholly owned subsidiary of National Americas Holdings LLC to be the publicly traded holding company for Great Western Bank.  National Americas Holdings LLC was formed as a Delaware limited liability company in 2008 by National Australia Bank Ltd. ("NAB") to facilitate NAB’s purchase of Great Western Bank.  In connection with our initial public offering in October 2014, Great Western Bancorp, Inc. purchased all outstanding common stock issued by Great Western Bancorporation, Inc., an Iowa corporation formed in 1968 which was then the holding company for Great Western Bank, from National Americas Investments, Inc., a wholly owned subsidiary of National Americas Holdings LLC.  Following this purchase, Great Western Bancorporation, Inc. merged with and into Great Western Bancorp, Inc., with Great Western Bancorp, Inc. continuing as the surviving corporation and succeeding to all the assets, liabilities and business of Great Western Bancorporation, Inc. We conduct our business through our bank as a single reportable segment, with all of our identifiable assets located in the United States.
Prior to the initial public offering of shares of our common stock in October 2014, we were an indirect wholly-owned subsidiary of NAB. NAB sold 18.4 million shares, representing 31.8% of our common stock, in the initial public offering. On May 6, 2015, NAB sold 23.0 million shares of our common stock, representing 39.7% of the common stock, in the second stage of its planned divestiture. After completion of the May 6, 2015, offering, NAB beneficially owned 28.5% of our outstanding common stock. On July 31, 2015, NAB sold all of its remaining shares of our common stock in a secondary public offering of 13.8 million shares and a concurrent share repurchase transaction in which we acquired 2.7 million shares from NAB to fully divest its ownership. There are no unaccrued debts payable to NAB and its affiliates remaining.
Our Business Lines
Business Banking
Business banking is a key focus of our business model and is one of our core competencies. We provide business banking services to small and mid-sized businesses across a diverse range of industries, including key sectors supporting regional growth such as ancillary agribusiness services (e.g., farm equipment suppliers and grain and seed merchants), freight and transport, healthcare (e.g., hospitals, physicians, care facilities and dentists) and tourism. We offer our business banking customers a focused range of financial products designed to meet the specific needs of their businesses, including loans, lines of credit, cash management services, online business deposit and wire transfer services, in addition to non-interest-bearing demand deposit and savings accounts and corporate credit cards. At September 30, 2016, business banking represented $2.61 billion in deposits, an increase of $470.7 million from September 30, 2015, and $5.43 billion in loans, an increase of $970.7 million over the same period, which represents 30.3% and 62.2%, respectively, of our total deposits and loans.
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
Our business banking lending portfolio comprises of C&I and CRE loans. C&I loans represent one of our core competencies in business banking. We offer a focused range of lending products to our C&I customers, including working capital and other shorter-term lines of credit, fixed-rate loans over a wide range of terms and variable-rate loans with varying terms. CRE loans include both owner-occupied CRE and non-owner-occupied CRE loans, multifamily residential real estate loans and construction and development loans. CRE lending is a significant component of our overall loan portfolio, although we are focused on managing our exposure to land development loans within construction and development lending, in particular, which we believe is relatively riskier than other types of CRE lending, including owner-occupied CRE lending. The composition of our business lending, as of September 30, 2016, is as follows:

	September 30, 2016
	Nebraska	Iowa / Kansas / Missouri	South Dakota	Arizona / Colorado	North Dakota / Minnesota	Other(2)	Total	% of Total Loan Unpaid Principal Balance
	(dollars in thousands)
C&I loans (1)	$303,076	$792,677	$313,623	$199,041	$3,054	$61,695	$1,673,166	19.2%
Non-owner-occupied CRE loans (1)	252,636	411,380	509,582	368,793	76,824	58,792	1,678,007	19.2%
Owner-occupied CRE loans (1)	222,000	323,632	312,222	276,926	32,000	485	1,167,265	13.4%
Construction and development loans (1)	120,949	123,470	64,335	133,260	23,437	4,517	469,968	5.4%
Multifamily residential real estate loans (1)	136,451	71,147	132,547	38,037	59,422	1,263	438,867	5.0%
Total business loans	$1,035,112	$1,722,306	$1,332,309	$1,016,057	$194,737	$126,752	$5,427,273	62.2%

 (1) Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

 (2) Balances in this column represent acquired workout loans and certain other loans managed by our workout staff, commercial and consumer credit card loans, fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

The compositions of our C&I and CRE loan portfolios, aggregated by customer exposure as of September 30, 2016, are diversified across loan sizes, as set forth below:
                C&I and CRE Loan Portfolio Compositions
C&I                            CRE

Agribusiness Banking
In addition to business banking, we consider agribusiness lending one of our core competencies. We have been providing banking services to the agricultural community since our bank was founded. We have developed extensive expertise and brand recognition in agribusiness lending, which is one of the largest industries that we serve. We provide loans and banking services to agribusiness customers across our geographic footprint. We predominantly lend to grain and protein producers who produce a range of agricultural commodities. Our agribusiness customers range in size from small family farms to large commercial farming operations. At September 30, 2016, our agribusiness loan portfolio was $2.17 billion, representing 24.8% of our bank’s $8.68 billion in total lending. Our agribusiness loan portfolio was balanced at September 30, 2016, among the major types of agricultural production undertaken in our footprint, with grains (primarily corn, soybeans and wheat) representing 35.5% of our agribusiness loan portfolio; proteins (primarily beef cattle, dairy products and hogs) representing 50.4% of our agribusiness loan portfolio; and other products

(including cotton, trees, fruits and nuts and vegetables, among others) representing 14.1% of our agribusiness loan portfolio, as set forth below:
Agribusiness Loan Portfolio

The composition of our agribusiness lending portfolio is also geographically diversified across our footprint in our five business regions, as set forth below:

	September 30, 2016
	Agribusiness Loans	% of Agribusiness Loan Portfolio
	(dollars in thousands)
South Dakota	$812,546	37.4%
Arizona and Colorado	720,735	33.2%
Iowa, Kansas and Missouri	446,157	20.6%
North Dakota and Minnesota	3,639	0.2%
Nebraska	171,131	7.9%
Other(1)	14,729	0.7%
Total	$2,168,937	100.0%

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
Retail Banking
Retail banking provides a source of low-cost funds and deposit-related fee income. At September 30, 2016, our branch network consisted of 173 branch offices located in 128 communities. Our branch network enhances our ability to gather deposits, expand our brand presence, service our customers’ needs, originate loans and maintain our customer relationships.
We offer traditional banking products to our retail customers, including non-interest-bearing demand accounts, interest-bearing savings and money market accounts, individual retirement accounts, or ("IRAs"), and time certificates of deposits. As the banking industry continues to experience broader customer acceptance of online and mobile banking tools for conducting basic banking functions and retail customers use branch locations with less frequency than they have historically, we serve our customers through a wide range of non-branch channels; including online, telephone and mobile banking platforms. In addition, we continue to optimize our branch network and have closed many less profitable branches. We continue to strive to optimize the effectiveness of our distribution channels and increase our operational efficiency to adapt to increasing customer preferences for self-service banking capabilities. At September 30, 2016, we had ATMs at 162, or 93.6%, of our branches and had another 32 company-owned ATMs at off-site locations. We are part of the MoneyPass, SHAZAM and NETS networks, enabling our customers to withdraw cash surcharge-free and service charge-free at over 25,000 ATM locations across the country.
Our retail branch network is spread among our five regions as follows:

	September 30, 2016
	Number of branches	% of branches
South Dakota	38	22.0%
Arizona and Colorado	27	15.6%
Iowa, Kansas and Missouri	54	31.2%
North Dakota and Minnesota	3	1.7%
Nebraska	51	29.5%
Total	173	100.0%
We also provide a variety of loan products to individuals. At September 30, 2016, our residential real estate and consumer portfolio was $1.10 billion, representing 12.6% of our total lending, and comprised residential mortgage loans, home equity loans and home equity lines of credit and general lines of credit, auto loans and other loans. We also have a small amount of consumer credit card balances outstanding. In addition to retail loans held in our portfolio, we also originate residential mortgage loans for resale (including their servicing) on the secondary market and, in the fiscal year ended September 30, 2016, we sold $291.2 million of these loans and serviced $868.9 million of mortgage loans. At September 30, 2016, we had a retail and mortgage loan officer base of 419 individuals. Home equity originations (including residential mortgages) are sourced almost exclusively through our branch network. Our home equity loan portfolio is conservatively underwritten, including assessment of the borrower’s FICO score and the loan-to-value ratio. See “—Loans—Underwriting Principles” for discussion of our credit underwriting standards.
Wealth Management
We also provide our customers with a selection of wealth management solutions, including financial planning, private banking, investment management and trust services through associations with third party vendors, including registered broker-dealers and our investment adviser. Our investment representatives offer our customers investment management services through our branch network which entails overseeing and recommending investment allocations between asset classes based on a review of a client’s risk tolerance. These representatives also offer and sell insurance solutions, including life insurance and offer trust services, including personal trusts and estate planning. At September 30, 2016 our investment representatives had $818.7 million in assets under management, and, through our trust services group, we had $880.0 million in assets under management, for a combined total of $1.70 billion in assets under management. Enhancing and expanding our wealth management business is an important component of our strategic plan, as we believe it can deepen our customer relationships, create opportunities to provide a wider range of financial services products to our customers and drive stable and recurring revenue.
Loans
Overview
Our loan portfolio consists primarily of C&I, CRE and agribusiness loans. We also originate residential real estate loans, personal loans, home equity loans, lines of credit, credit cards and auto loans. As described below, our loan portfolio is diversified across our customer base.

The following chart sets forth the composition of our loan portfolio by loan category as of September 30, 2016:

Our underwriting principles, discussed below, require portfolio diversification across geographies, industries and customers. Our lending is diversified both geographically, predominantly across our nine footprint states, and across our loan categories referenced above and within each of these categories. For example, within agribusiness lending, our portfolio is diversified across grain, protein and other types of agribusiness. Our C&I and owner-occupied CRE lending categories are well diversified, with no individual industry comprising more than 9.0% of lending in these combined categories. See “—Our Business Lines—Agribusiness Banking” for information about the composition of our agribusiness loan portfolio and “—Our Business Lines—Business Banking” for information about the composition of our business banking loan portfolio. At a customer level, our largest exposure represents 0.8% of our total loans, and our top ten loan exposures represent approximately 4.6% of our total loans at September 30, 2016.
Underwriting Principles
General. We apply consistent credit principles in our assessment of lending proposals across all loan categories. We are a cash flow-focused lender, which means our assessment of any potential loan includes an analysis of whether the customer can generate sufficient cash flow, not only in normal operating conditions but in a range of circumstances, to ensure the likelihood that the borrowers’ repayment obligations to our bank can be fully met. Our underwriting procedures include an assessment of the borrower’s cash flow sustainability, the acceptability of the borrowing purpose, the borrower’s liquidity, leverage, collateral quality and adequacy, industry dynamics, management capability, integrity and experience. For residential real estate, consumer and other lending, our underwriting process is intended to assess the prospective borrower’s credit standing and ability to repay (which we analyze based on the borrower’s cash flow, liquidity, credit standing, employment history and overall financial condition) and the value and adequacy of any collateral.
We establish conservative collateral guidelines that recognize the potential effects of volatility or deterioration of the value of collateral we accept, such as real estate, inventory, receivables and machinery. We manage this risk in a number of ways, including through advance rate guidelines for the various types of collateral we typically accept, along with periodic inspections. In addition, where we take real estate as collateral, and for some other specialized assets, we require assessment of value based on appropriate methodology and benchmarks. For our larger real estate commitments, this can include an independent third party appraisal review and, where appropriate, additional reviews.
We also assess the presence and viability of one or more acceptable secondary sources of repayment to mitigate potential future borrower cash flow deterioration. To improve the reliability of secondary sources of repayment, we prefer originating loans on a secured basis, and at September 30, 2016, less than 1.0% of our total lending was on an unsecured basis. We typically engage in unsecured lending only in situations involving long-standing customers of sound net worth and above-average liquidity with strong repayment ability (other than in connection with credit cards we issue).

We have a delegated commitment authorities framework that provides a conservative level of lending authority to our bankers commensurate with their role and lending experience. Commitments above the lending thresholds established for a banker require the approval, depending on the size of the commitment, of our regional credit managers, central senior credit managers, Chief Credit Officer or Chief Risk Officer or, for our largest commitments, our transactional credit committee. Loan analysis and decisions are documented and form part of the loan’s continual monitoring and relationship management record. We believe this framework provides the necessary separation of authority and independence in the credit underwriting process while providing flexibility to expedite appropriate credit decisions and provide competitive customer service.
Agribusiness. The underwriting principles described above generally apply to our agribusiness lending, although our assessment of cash flow sustainability, acceptability of borrowing purpose, borrower liquidity, industry environment, and management capability, integrity and experience are considered in light of the unique attributes of agribusiness lending. For example, we review the adequacy and sustainability of an agribusiness customer’s operating cash flows to determine adequate coverage of interest and principal repayments, and, generally, require a minimum of 1.10-1.25 times average coverage over a medium term of two to five years. We ensure that we understand the purpose of the loan and are willing to fund it. We work with the borrower to select the appropriate funding facility, such as working capital line funding for short-term needs, medium-term borrowing to fund purchases of durables like machinery or equipment and long-term real estate loans, which are typically committed for five to ten years, with a maximum of 15 years. All of our agribusiness real estate loans are fully amortizing, based on full loan repayment typically over 15 to 25 years, and, for fixed-rate loans longer than five years, we typically enter into matching fixed-to-floating interest rate swaps as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Business and Financial Statements—Loans and Interest Rate Swaps Accounted for at Fair Value.”
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

•
Weather, disease and other perils—Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business and the business of our borrowers. We seek to mitigate our exposure to this risk through our geographic diversification which is predominantly across nine states and a number of agricultural products. Federally subsidized crop insurance coverage is also available for over 120 kinds of crops, typically of 50% to 85% of a grower’s average yield, against various agriculture-related perils, including flood, drought, hail, fire, disease, insect damage, wildlife and earthquake.

•
Land prices—As discussed above, we focus on cash flow lending, which helps farms to ensure that they have sufficient cash flow to service debt and support their businesses, and generally take land as collateral, which provides a secondary repayment source, with conservative advance rate guidelines in assessing collateral adequacy.

Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to consumers, businesses and other customers with a variety of rates and terms. Deposits at our bank are insured by the FDIC up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At September 30, 2016, we held $8.60 billion of total deposits. At September 30, 2016, our deposit base consisted of $3.51 billion, or 40.8%, in checking accounts, $3.71 billion, or 43.2%, in money market and savings accounts, and $1.38 billion, or 16.1%, in time deposits and IRAs.

Our deposit base is diversified across our geographic footprint, as illustrated by the following table showing the composition of our deposit base by the geographic region of our branches at September 30, 2016:

	September 30, 2016
	Number of Branches	Deposits	% of Deposits
	(dollars in thousands)
Nebraska	51	$2,297,599	26.7%
Iowa, Kansas and Missouri	54	2,531,781	29.4%
South Dakota	38	2,258,707	26.2%
Arizona and Colorado	27	1,331,127	15.5%
North Dakota and Minnesota	3	101,421	1.2%
Corporate and other	—	84,155	1.0%
Total	173	$8,604,790	100.0%
Our deposit base is also diversified by client type. As of September 30, 2016, no individual depositor represented more than 1.2% of our total deposits, and our top ten depositors represented 7.9% of our total deposits. The composition of our deposit mix has recently changed with an increased proportion of non-interest-bearing deposits and other transaction accounts and a lower proportion of more expensive time deposits as a result of a strategic initiative launched during fiscal year 2013. This shift in deposit mix has been largely responsible for the recent declines in our average cost of deposits from 0.68% at September 30, 2012 to 0.32% at September 30, 2016. At September 30, 2016, our deposit base included $874.5 million of municipal deposits, against which we were required to hold $492.7 million of collateral. Municipal deposits represent approximately 657 customers with an average balance per customer of $1.3 million.
The graph below shows our total deposits and deposits acquired at the end of each fiscal year presented, as well as weighted average costs of deposits for each fiscal year presented:

Risk Oversight and Management
We believe risk management is another core competency of our business. As we have grown, our risk team and its capabilities have expanded. We have also implemented comprehensive policies and procedures for credit underwriting and monitoring of our loan portfolio, including strong credit practices among our relationship bankers, allowing credit decisions to be made efficiently on a local basis consistent with our underwriting standards. We believe that our risk management is more robust than that of most banks our size, resulting in our ability to grow our loan portfolio without compromising credit quality. We were also able to remain profitable while maintaining strong asset quality through the financial crisis, in part due to our focus on our core business and adherence to our disciplined risk management which enabled us to largely avoid higher-risk lending practices that impacted other lenders in the industry during 2009 to 2011. Our robust risk capabilities are embedded into our operations.

Our risk management consists of comprehensive policies and processes and seeks to emphasize personal ownership and accountability for risk with all our employees. We expect our people to focus on managing our risks, and we support this with appropriate oversight and governance and 93 risk management employees as of September 30, 2016 (including 11 internal audit employees who report directly to the Audit Committee of our Board of Directors). We delegate authority for our risk management oversight and governance to a number of executive management committees, each responsible for overseeing various aspects of our risk management process. Various board committees provide oversight over our risk management function.
Our Management Risk Committee is responsible for oversight and governance of all risks across the enterprise. These responsibilities include monitoring our bank’s overall risk profile to ensure it remains within the Board-approved risk appetite and adjusting activities as appropriate, assessing new and emerging risks, monitoring our risk management culture, assessing acceptability of the risk impacts of any material changes (or additions) to our products, vendor relationships, partnerships or other processes and overseeing compliance with regulatory expectations and requirements. The Management Risk Committee is chaired by our President and Chief Executive Officer and includes our Chief Risk Officer and executives representing our business and support areas together with senior risk managers. The Management Risk Committee is supported by the following five subcommittees, each with specific responsibility to monitor, oversee and approve changes in their respective areas of focus relating to risks: Asset & Liability Committee, Operational Risk & Compliance Committee, Transactional Credit Committee, Risk Standards Review Panel and Technology Committee. Our Transactional Credit Committee reviews and approves our largest lending exposures (i.e., those over $25 million).
Our Chief Risk Officer leads our integrated risk management function that oversees all enterprise risk, including strategic risk, credit risk and operational risk (such as compliance, regulatory, legal and reputational risk), as well as overseeing ongoing enhancements to our risk management processes. Our Chief Risk Officer, a member of our executive leadership team, reports to our President and Chief Executive Officer and has direct access to the Risk Committee of our Board of Directors. In addition, our executive leadership team and other members of management have responsibility for oversight and management of risk across business and operational lines.
Risk Framework and Appetite
Our risk framework is structured to guide decisions regarding the appropriate balance between risk and return considerations in our business. Our risk framework is informed by our strategy, risk appetite and financial plans approved by our Board of Directors. This framework includes risk policies, procedures, limits, targets and reporting. Our Board of Directors approves our stated risk appetites, which set forth the amount and type of risk we are willing to accept in pursuit of our strategy, business and financial objectives. Our risk appetites provide the context for our risk management tools, including, among others, risk policies, delegated authorities, limits, portfolio composition, underwriting standards and operational processes.
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
Credit Risk Management
Credit risk is the potential for loss arising from a customer, counterparty or issuer failing to meet its contractual obligations to us. Our strategy for managing credit risk includes well-defined, centralized credit policies, uniform underwriting criteria, clearly delegated authority levels and accountability, ongoing risk monitoring and review processes for credit exposures and portfolio diversification by geography, industry and customer. We segment our loan portfolio into a number of asset classes for purposes of developing and documenting our credit risk management procedures and determining associated allowance for loan and lease losses, including real estate, CRE, commercial non-real estate, agriculture, consumer and other lending. For a discussion of our underwriting standards, see “—Loans—Underwriting Principles.”
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
We have well-established procedures for managing loans that either show early signs of weakness or appear to have actually weakened. These procedures include moving a loan to our “watch” list when we have early concerns. Loans on our watch list receive more intense focus, along with more senior-level monitoring and reporting, a requirement of higher credit authority approval for any further lending increase and action plans for improving the prospects for such loans. Loans that we rate “substandard” (or lower) that are over $250,000 will generally fall under the management or consultation of our strategic business services team ("SBS"), our specialist loan rehabilitations, workout and other real estate owned ("OREO") asset team. These loans are actively managed, with the primary goal of SBS rehabilitating the loans to “performing” status. If rehabilitation is not feasible, a loan workout strategy is developed and put into execution to maximize our bank’s recovery of loan proceeds and other costs to which the bank is legally entitled. SBS also oversees the litigation of troubled assets, when appropriate. In addition, appropriate reserves and charge-offs are made based on assessment of potential realization levels and related costs.
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
Operational Risk
Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (such as natural disasters), compliance failures, reputational damage or legal matters. We have a framework in place that includes the reporting and assessment of any operational risk events, including narrowly avoided operational risk events, and the assessment of our mitigating strategies within our key business lines. This framework is implemented through our policies, processes and reporting requirements, including those governing business and information technology continuity, information security and cyber-security, technological capability, fraud-risk management, operational risk profiling and vendor management. Our operational risk review process is a core part of our assessment of any material new or modified business or support initiative.
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
Competition
The financial services industry and each of the markets in which we operate in particular are highly competitive. We face strong competition in gathering deposits, making loans and obtaining client assets for management by our investment or trust operations. We compete for deposits and loans by seeking to provide a higher level of personal service than is generally offered by our larger competitors, many of whom have more assets, capital and resources and higher lending limits than we do and may be able to conduct more intensive and broader based promotional efforts to reach both commercial and retail customers. We also compete based on advertising impact and interest rates. Our principal competitors for deposits, loans and client assets for management by our investment or trust operations include large nationwide banks such as U.S. Bank, Wells Fargo, Bank of America; regional banks such as First National Bank of Omaha and various other nationwide, regional and community banks operating in our markets.
Competition for deposits is also affected by the ease with which customers can transfer deposits from one institution to another. Our cost of funds fluctuates with market interest rates and may be affected by higher rates being offered by other financial institutions. In certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and government debt securities and money market mutual funds. Our management believes that our most direct competition for deposits comes from nationwide and regional banks, savings banks and associations, credit unions, insurance companies, money market funds, brokerage firms, other non-bank financial services companies and service-focused community banks that target the same customers.

Finally, deposit acquisition and retention is affected by the customer's online and mobile banking experience. During fiscal year 2016, we launched an enhanced cash management platform for our business depositors and a new online banking and mobile platform for consumer customers. We believe these enhancements are more competitive product offerings and expect them to contribute to growth in deposit balances over time.
We compete for loans principally through the quality of service we provide to borrowers while maintaining competitive interest rates, loan fees and other loan terms. We emphasize personalized relationship banking services and the local and efficient decision-making of our banking businesses. Because of economies of scale, our larger, nationwide competitors may offer loan pricing that is more attractive than loan pricing we can offer. Our most direct competition for loans comes from larger regional and national banks, savings banks and associations, credit unions, insurance companies and service-focused community banks that target the same customers. We also face competition for agribusiness loans from participants in the nationwide Farm Credit System and global banks.
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
Information Technology Systems
We devote significant resources to maintain stable, reliable, efficient and scalable information technology systems. We utilize a single, highly integrated core processing system from a third party vendor across our business that improves cost efficiency and acquisition integration. As advantageous, we work with our third party vendors to maximize the efficiency of our use of their applications. We use integrated systems to originate and process loans and deposit accounts, which reduces processing time, improves customer experience and reduces costs. Most customer records are maintained digitally. During fiscal year 2016, we have successfully executed several initiatives to enhance our online, mobile and cash management banking services to further improve the overall client experience.
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
Employees
As of September 30, 2016, we had 1,649 total employees, which included 1,487 full-time employees, 161 part-time employees and 1 temporary employee. Of our 1,649 employees, 1,176 are in core banking (i.e., non-line of business branch network employees, including relationship bankers), 101 employees are in lines of business (e.g., mortgage, credit cards, investments), 32 employees are in finance, 209 employees are in support services (i.e., employees in operations, IT and projects), 93 employees are in risk management (including 11 internal audit employees that report directly to the Audit Committee of our Board of Directors) and 38 employees are in other functions. We believe our relationship with our employees to be generally good. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements.

Executive Officers of the Registrant
The following table and the descriptions below set forth biographical information regarding our executive officers:

Name	Age	Position
Ken Karels	59	President, Chief Executive Officer and Director
Peter Chapman	42	Chief Financial Officer and Executive Vice President
Stephen Ulenberg	59	Chief Risk Officer and Executive Vice President
Doug Bass	55	Regional President and Executive Vice President
Bryan Kindopp	49	Regional President and Executive Vice President
Ken Karels has served as Great Western Bancorporation, Inc.’s President and Chief Executive Officer and on its Board of Directors from 2010 through 2014, as well as the President and Chief Executive Officer and on the Board of Directors of Great Western Bancorp, Inc. since its formation in July 2014. Mr. Karels is also the President and Chief Executive Officer of Great Western Bank and serves on the Boards of Directors of Great Western Bank and our other subsidiaries. Mr. Karels’ duties include overall leadership and executive oversight of Great Western Bank. Mr. Karels has 39 years of banking experience and expertise in all areas of bank management and strategic bank acquisitions. He has served in several different capacities at Great Western Bank since February 2002, including Regional President and Chief Operating Officer for the bank’s branch distribution channel including agriculture, business and retail lending and deposits functions. During his executive tenure, Mr. Karels has helped grow Great Western Bank from $5.2 billion in assets at September 30, 2009 to over $10 billion in assets today. Before joining Great Western Bank, Mr. Karels served as President and Chief Executive Officer at Marquette Bank, Milbank, SD, where he was employed for 25 years.
Peter Chapman has served as Great Western Bancorporation, Inc.’s Chief Financial Officer and Executive Vice President from 2013 through 2014 and on its Board of Directors from January 2013 until October 2014, as well as the Chief Financial Officer and Executive Vice President of Great Western Bancorp, Inc. since its formation in July 2014. Mr. Chapman is also the Chief Financial Officer and Executive Vice President of Great Western Bank. Mr. Chapman has over 20 years of industry experience and is responsible for all aspects of our financial and regulatory reporting together with planning and strategy and treasury management of our balance sheet. From 2010 until he was appointed as our Chief Financial Officer in November 2012, Mr. Chapman served as the General Manager, Finance Performance Management & Non Traded Businesses for NAB’s Wholesale Banking business. From 2007 to 2010, Mr. Chapman served as Head of Financial Control at NAB and was responsible for oversight and delivery of NAB’s external financial reporting and internal management reporting. From 2004 to 2007, Mr. Chapman was Manager, and then Senior Manager, in NAB’s Group Accounting Policy team. From 1995 to 2004, Mr. Chapman held various roles with Ernst & Young’s Financial Services Audit Division, including Group Manager of its Melbourne, Australia office’s Financial Services Audit practice, and he was seconded to Ernst & Young’s New York office from 1998 to 2000. Mr. Chapman has been a Chartered Accountant with the Institute of Chartered Accountants Australia since 1998 and is currently a Fellow of the Institute.
Stephen Ulenberg has served as Great Western Bancorporation, Inc.’s Chief Risk Officer and Executive Vice President from 2010 through 2014, as well as well as the Chief Risk Officer and Executive Vice President of Great Western Bancorp, Inc. since its formation in July 2014. Mr. Ulenberg is also the Chief Risk Officer and Executive Vice President of Great Western Bank. Mr. Ulenberg is responsible for ensuring that risk is effectively managed and overseen across our enterprise. Mr. Ulenberg has 32 years of experience in the financial services industry, including a 24-year career with NAB and its subsidiaries, where he has worked in a number of senior positions including frontline business leadership in commercial and wholesale banking, risk management and major, cross-organizational strategic initiatives-at both Bank of New Zealand (a NAB subsidiary) and NAB. Immediately prior to joining Great Western Bank, Mr. Ulenberg was responsible for the leadership of Bank of New Zealand’s enterprise risk management capability across a $60 billion lending portfolio. In that role, Mr. Ulenberg provided related analytics, risk reporting, portfolio metrics, risk insights, asset quality information and oversight of decision analysis, managed provisioning, risk appetite and advanced Basel models and led ongoing enhancements to Bank of New Zealand’s risk management capabilities.
Doug Bass has served as a Regional President of Great Western Bank since 2010 and is also an Executive Vice President of Great Western Bank. Mr. Bass oversees all of our banking operations within the states of Arizona, Colorado, Iowa, Kansas and Missouri, as well as our wealth management and mortgage banking business lines. In total, Mr. Bass has over 33 years of banking experience. Mr. Bass has worked in various capacities with Great Western Bank since 2009 and has expertise in all areas of bank management within Great Western Bank. Before joining Great Western Bank, Mr. Bass served as President of First American Bank

Group. Previously Mr. Bass served in various capacities over 15 years with Firstar Corporation, which is now known as US Bank, including as President and Chief Executive Officer of Firstar’s Sioux City and Council Bluffs operations in western Iowa and as Manager of Correspondent Banking for its eastern Iowa operations, which also included responsibility for commercial banking and agribusiness lending.
Bryan Kindopp has served as a Regional President of Great Western Bank since 2011 and is also an Executive Vice President of Great Western Bank. Mr. Kindopp oversees all of our banking operations within the states of South Dakota, Nebraska, Minnesota and North Dakota. In these states, Mr. Kindopp is responsible for branch operations of 95 of our locations and approximately 700 of our employees. Mr. Kindopp has 25 years of banking experience. Mr. Kindopp has expertise in all areas of bank management and strategic bank acquisitions and has served in several different capacities at Great Western Bank since 2001. Mr. Kindopp’s roles have included Market President and Group President for our bank’s branch distribution channel for the northeastern region of South Dakota. In these roles, Mr. Kindopp had responsibility for agriculture and commercial business and retail lending and deposit functions. Before joining Great Western Bank, Mr. Kindopp was employed for 10 years with Marquette Bank. He served as its Vice President and was Market Manager for three years in Kimball, SD.
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
Regulatory Agencies
Great Western is a bank holding company under the Bank Holding Company Act or the "BHC Act". Consequently, Great Western and its subsidiaries are subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System, or the Federal Reserve. The BHC Act provides generally for “umbrella” regulation of bank holding companies and functional regulation of holding company subsidiaries by applicable regulatory agencies. Great Western is also subject to the disclosure and regulatory requirements of the Exchange Act administered by the Securities and Exchange Commission, or the SEC, and, following the listing of our common stock, the rules adopted by the New York Stock Exchange, or NYSE, applicable to listed companies.
Great Western Bank, our bank subsidiary, is an FDIC-insured commercial bank chartered under the laws of South Dakota. Our bank is not a member of the Federal Reserve System. Consequently, the FDIC and the Division of Banking of the South Dakota Department of Labor and Regulation, or the South Dakota Division of Banking, are the primary regulators of our bank and also regulate our bank’s subsidiaries. As the owner of a South Dakota-chartered bank, Great Western is also subject to supervision and examination by the South Dakota Division of Banking. Our bank is also subject to the enforcement and rule-making authority of the Consumer Financial Protection Bureau, or the CFPB, regarding consumer financial products. The CFPB has authority to create and enforce consumer protection rules and regulations and has the power to examine our bank for compliance with such rules and regulations. The CFPB also has the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, such as our bank. In addition, we offer certain insurance and investment products through our bank and our bank’s subsidiaries that are subject to regulation and supervision by applicable state insurance regulatory agencies and by the Financial Industry Regulatory Authority, or FINRA, as a result of a contractual relationship we have with a third party broker-dealer relating to the provision of some wealth management and investment services to customers.
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
Permissible Activities for Banks
As a South Dakota-chartered commercial bank, our bank’s business is generally limited to activities permitted by South Dakota law and any applicable federal laws. Under the South Dakota Banking Code, our bank may generally engage in all usual banking activities, including taking commercial and savings deposits; lending money on personal and real security; issuing letters of credit; buying, discounting, and negotiating promissory notes, bonds, drafts and other forms of indebtedness; buying and selling currency and, subject to certain limitations, certain investment securities; engaging in all facets of the insurance business; and maintaining safe deposit boxes on premises. Subject to prior approval by the Director of the South Dakota Division of Banking, our bank may also permissibly engage in any activity permissible as of January 1, 2008 for a national bank doing business in South Dakota.
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
In October 2012, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the Federal Reserve and the FDIC published final rules regarding company-run stress testing. These rules require bank holding companies and banks that meet the definition of a "covered bank" to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. A "covered bank" is a bank holding company or a bank which has an average of consolidated assets over the four most recent consecutive quarters greater than $10 billion. We became a "covered bank" as of June 30, 2016 and as such we will report our first stress test under the 2018 year stress test cycle. We have an ongoing project to ensure that we are able to meet these requirements in a timely fashion. Neither we nor our bank is currently subject to the stress testing requirements, but we expect that once we are subject to those requirements, the Federal Reserve, the FDIC and the South Dakota Division of Banking will consider our results as an important factor in evaluating our capital adequacy, and that of our bank, in evaluating any proposed acquisitions and in determining whether any proposed dividends or stock repurchases by us or by our bank may be an unsafe or unsound practice.
Transactions with Affiliates
Transactions between our bank and its subsidiaries, on the one hand, and Great Western or any other subsidiary, on the other hand, are regulated under Sections 23A and 23B of the Federal Reserve Act. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by Great Western Bank with, or for the benefit of, its affiliates. Generally, Sections 23A and 23B limit the extent to which our bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of our bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and requires those transactions to be on terms at least as favorable to our bank as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, any credit transactions with an affiliate must be secured by designated amounts of specified collateral.
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
Regulatory Capital Requirements
The Federal Reserve monitors the capital adequacy of our holding company on a consolidated basis, and the FDIC and the South Dakota Division of Banking monitor the capital adequacy of our bank. The bank regulators use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy. The risk-based capital guidelines applicable to us and our bank are based on the Basel Committee’s December 2010 final capital framework, known as Basel III, as implemented by the federal bank regulators. The risk-based guidelines are intended to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to weighted risk categories, and capital is classified in one of the following tiers depending on its characteristic:
Common Equity Tier 1 ("CET1") Capital CET1 capital for us includes common equity, surplus and retained earnings less goodwill, most intangible assets and certain other assets. The capital rules require bank holding companies and banks to include Accumulated Other Comprehensive Income ("AOCI") into CET1 unless the bank and bank holding company use a one-time election to exclude AOCI from its regulatory capital metrics on January 1st, 2015. We elected to exclude AOCI from CET1.
Tier 1 (Core) Capital-Tier 1 capital for us includes CET1 and qualifying trust preferred securities at the holding company level, less goodwill, most intangible assets and certain other assets.
Tier 2 (Supplementary) Capital-Tier 2 capital for us includes qualifying subordinated debt and a limited amount of allowance for loan and lease losses.
Bank holding companies and banks are also currently required to comply with minimum leverage requirements, measured based on the ratio of a bank holding company’s or a bank’s, as applicable, Tier 1 capital to adjusted quarterly average total assets (as defined for regulatory purposes). These requirements generally necessitate a minimum Tier 1 leverage ratio of 4% for all bank holding companies and banks. To be considered “well capitalized” under the regulatory framework for prompt corrective action, our bank must maintain minimum Tier 1 leverage ratios of at least 5%. See “—Prompt Corrective Action Framework.”
Basel III and the Capital Rules. In July 2013, the federal bank regulators approved final rules, or the Capital Rules, implementing the Basel Committee’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, and various provisions of the Dodd-Frank Act. The Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and banks, including us and our bank, compared to the previous risk-based capital rules. The Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratio calculations. The Capital Rules also address risk weights and other issues affecting the denominator in regulatory capital ratio calculations, including replacing the existing risk-weighting approach derived from Basel I with a more risk-sensitive approach based, in part, on the standardized approach adopted by the Basel Committee in its 2004 capital accords, known as Basel II. The Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal bank regulators’ rules. Subject to a phase-in period for various provisions, the Capital Rules became effective for us and for our bank beginning on January 1, 2015.
Under the Basel III Capital Rules, the minimum capital ratios are (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets and (iii) 8% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.
The current capital rules also include a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us or our bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in, the Capital Rules will require us, and our bank, to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets.
The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The Capital Rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital for most bank holding companies. Bank holding companies such as us who had less than $15 billion in assets as of December 31, 2009 (and who continue to have less than $15 billion in assets) are permitted to include trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital under the Capital Rules, however.
The Capital Rules also prescribed a new standardized approach for risk weightings that expanded the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0%, for U.S. government and agency securities, to 600%, for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.
With respect to our bank, the Capital Rules also revised the prompt corrective action regulations pursuant to Section 38 of the Federal Deposit Insurance Act, or the FDIA. See “—Prompt Corrective Action Framework.”
We believe that, as of September 30, 2016, we and our bank would meet all capital adequacy requirements under the Capital Rules on a fully phased-in basis as if such requirements were then in effect.
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
In September 2015, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to us or our bank. The federal bank regulators have not yet proposed rules to implement the NSFR, but the Federal Reserve has stated its intent to adopt a version of this measure as well.
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

The Capital Rules revised the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the provision that provided that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.
As of September 30, 2016, we and our bank were well capitalized with Tier 1 capital ratios of 11.1% and 11.3%, respectively, total capital ratios of 12.2% and 12.0%, respectively, Tier 1 leverage ratios of 9.5% and 9.7%, respectively, and a CET1 ratio of 10.2% and 11.3%, respectively, as calculated under Basel III which went into effect on January 1, 2015. For more information on these financial measures, including reconciliations to our and our bank’s Tier 1 capital ratio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital.”
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
Safety and Soundness Standards
The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the bank regulator must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution may be subject under the FDIA. See “—Prompt Corrective Action Framework.” If an institution fails to comply with such an order, the bank regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Deposit Insurance
FDIC Insurance Assessments. As an FDIC-insured bank, our bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. Our bank’s assessment rates are currently based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund). Institutions classified as higher risk pay assessments at higher rates than institutions that pose a lower risk. However, following the fourth consecutive quarter (and any applicable phase-in period) where our or our bank's total consolidated assets, as applicable, equal or exceed $10 billion, the FDIC will use a performance score and a loss-severity score to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and regulatory supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. With the acquisition of HF Financial on May 16, 2016, as of the quarter ended June 30, 2016 our total assets exceeded $10 billion.
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
Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. With the acquisition of HF Financial on May 16, 2016, our total consolidated assets exceeded $10 billion. As the average of our total consolidated assets over the four most recent quarters exceeds $10 billion we are required to perform annual stress tests as described above in "—Dividends; Stress Testing" and below in "—Capital and Stress Testing Requirements". Following the fourth consecutive quarter (and any applicable phase-in period) where our or our bank’s total consolidated assets, as applicable, equal or exceed $10 billion, we or our bank, as applicable, will, among other requirements:

•
be required to have a dedicated risk committee of our Board of Directors responsible for overseeing our enterprise-wide risk management policies, which must be commensurate with our capital structure, risk profile, complexity, activities, size and other appropriate risk-related factors, and including as a member at least one risk management expert;

•	calculate our FDIC deposit assessment base using the performance score and a loss-severity score system described above in “—Deposit Insurance;” and

•	be examined for compliance with federal consumer protection laws primarily by the Consumer Financial Protection Bureau, or CFPB, as described below in “—Consumer Financial Protection.”
Prior to exceeding $10 billion or more in total consolidated assets, we began analyzing these rules to ensure we are prepared to comply with the rules when and if they become applicable. In particular, we have established a risk committee and have begun running periodic and selective stress tests on liquidity, interest rates and certain areas of our loan portfolio to prepare for compliance with FDIC stress testing requirements.

The Volcker Rule
The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 Capital in private equity and hedge funds (known as the "Volcker Rule"). In December 2013, federal regulators adopted final rules to implement the Volcker Rule. The Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as "covered funds". The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Great Western and our bank. Although the Final Rules were effective April 1, 2014, the Federal Reserve issued an order extending the period that institutions have to conform their activities to the requirements of the Volcker Rule to July 21, 2015. In addition, the Federal Reserve granted an extension until July 21, 2016 of the conformance period for banking entities to conform investments in and relationships with covered funds that were in place prior to December 31, 2013, and announced its intention to further extend this aspect of the conformance period until July 21, 2017. Great Western has evaluated the implications of the Final Rules on its investments and does not expect any material financial implications.
Depositor Preference
Under federal law, depositors (including the FDIC with respect to the subrogated claims of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver.
Interstate Branching
Pursuant to the Dodd-Frank Act, national and state-chartered banks, such as our bank, may open an initial branch in a state other than its home state (e.g., a host state) by establishing a de novo branch at any location in such host state at which a bank chartered in such host state could establish a branch. Applications to establish such branches must still be filed with the appropriate primary federal regulator.
Capital and Stress Testing Requirements
Capital Requirements
We are subject to various regulatory capital requirements both at the Company and at the Bank level administered by the Federal Reserve and the FDIC, respectively. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors. We have consistently maintained regulatory capital ratios at or above the well capitalized standards.
In July 2013, the Federal regulators issued final rules establishing a new comprehensive capital framework for U.S. banking organizations. These rules implemented certain provisions of the Dodd-Frank Act and a separate international framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity, generally referred to as "Basel III". The final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The final rules, among other things:

•	revise minimum capital requirements and adjust prompt corrective action thresholds;

•	revise the components of regulatory capital and create a new capital measure called "Common Equity Tier 1", which must constitute at least 4.5% of risk-weighted assets;

•	specify that Tier 1 capital consists only of Common Equity Tier 1 and certain "Additional Tier 1 Capital" instruments meetings specified requirements;

•
apply most deductions/adjustments to regulatory capital measures to Common Equity Tier 1 and not to other components of capital, potentially requiring higher levels of Common Equity Tier 1 in order to meet minimum ratio requirements;

•	increase the minimum Tier 1 capital ratio requirements from 4% to 6%;

•	retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures;

•	permit most banking organizations, including Great Western, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;

•
implement a new capital conservation buffer of Common Equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% Common Equity Tier 1 capital ratio and be phased in over a three year period beginning January 1, 2016 (this buffer is generally required to make capital distributions and pay executive bonuses);

•	increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments;

•
require the deduction of mortgage servicing assets and deferred tax assets that exceed 10% of Common Equity Tier 1 capital in each category and 15% of Common Equity Tier 1 capital in the aggregate; and

•	remove references to credit ratings consistent with the Dodd-Frank Act and establish due diligence requirements for securitization exposures.
The Basel III Rules also require FDIC-insured state non-member banks and bank holding companies with total consolidated assets of more than $10 billion ("covered institutions") to establish a "capital conservation buffer" (consisting entirely of common equity Tier 1 capital) that will be 2.5% above the new regulatory minimum capital requirements when it is fully phased in. The result will be an increase in the minimum common equity Tier 1, Tier 1, and Total capital ratios to 7.0%, 8.5%, and 10.5%, respectively.
The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution can be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital levels fall below these amounts. The Basel III Rules also establish a maximum percentage of eligible retained income that can be utilized for such capital distributions.
The Basel III Rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. In addition, certain deferred tax assets, and investments in unconsolidated subsidiaries over designated percentages of common stock, will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available-for-sale debt and equity securities.
Under the final rules, compliance was required beginning January 1, 2015 for most banking organizations, including Great Western Bank, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Requirements to maintain higher levels of capital could adversely impact our return on equity. We believe we will continue to exceed all estimated well-capitalized regulatory requirements under these new rules on a fully phased-in basis. For further detail on capital and capital ratios see discussion under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," sections "Liquidity" and "Capital".
Capital Planning and Stress Testing Requirements
On October 12, 2012, the federal bank regulatory agencies published final rules implementing the company-run stress test requirements mandated by the Dodd-Frank Act for U.S. bank holding companies with total consolidated assets of $10 billion to $50 billion. Under the rules, we will be required to conduct annual company-run stress tests using different scenarios (baseline, adverse and severely adverse) provided annually by the Federal Reserve and the FDIC. The stress test is designed to assess the potential impact of different scenarios on earnings, losses and capital over a set time period, with consideration given to certain factors, including the organization's condition, risks, exposures, strategies and activities. The banking agencies have issued guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets. This guidance outlines four "high-level" principles for stress testing practices that regulators expect banking organizations to include in their stress testing framework. In particular, the stress testing framework should (i) include activities and exercises that are tailored to and sufficiently capture the banking organization's exposures, activities and risks, (ii) employ multiple conceptually sound stress testing activities and approaches, (iii) be forward-looking and flexible, and (iv) be clear, actionable, well-supported, and used in the decision-making process.
Banking organizations with total consolidated assets of $10 billion to $50 billion will be required to report the results of the stress test by July 31 of each year, using data as of December 31 of the preceding year, and subsequently publish a summary of the results between October 15 and October 31. We anticipate that our pro forma capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the Federal Reserve in evaluating whether proposed payments of dividends or stock repurchases are consistent with its prudential adverse scenarios could adversely impact our net income and our return on equity.
Prompt Corrective Regulatory Action
Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For such purposes, the law establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.
As a result of the Basel III Rules, new definitions of the relevant measures for the five capital categories took effect on January 1, 2015. An institution is deemed is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater, and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreements, or directive to meet and maintain a specific capital level for any capital measure.
An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and generally a leverage capital ratio of 4% or greater.
An institution is deemed to be "undercapitalized if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a common equity Tier 1 risk-based capital ratio of less than 4.5%, or generally a leverage capital ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a common equity Tier 1 risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.
"Undercapitalized" institutions are subject to growth, capital distribution (including dividend), and other limitations, and are required to submit a capital restoration plan. An institution's compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the bank's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized". Significantly undercapitalized institutions are subject to one or more additional restrictions including, but not limited to, an order by the FDIC to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss directors or officers; and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company.
Beginning 60 days after becoming "critically undercapitalized", critically undercapitalized institutions also may not make any payment of principal or interest on certain subordinated debt, extend credit for a highly leveraged transaction, or enter into any material transaction outside the ordinary course of business. In addition, subject to a narrow exception, the appointment of a receiver is required for a critically undercapitalized institution within 270 days after it obtains such status.

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
Currently, we are not subject to the interchange fee cap, and qualify for the small issuer exemption. The small issuer exemption applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. Reliance on the small issuer exemption does not exempt us from federal regulations prohibiting network exclusivity arrangements or from routing restrictions, however, and these regulations have negatively affected the interchange income we have received from our debit card network. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, apply to debit card issuers with $10 billion or more in total consolidated assets. We exceeded $10 billion in assets during third quarter of fiscal year 2016 and will become subject to the interchange fee restrictions beginning July 1, 2017.
Consumer Financial Protection
We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, Fair Credit Reporting Act, the Service Members Civil Relief Act, the Right to Financial Privacy Act, Telephone Consumer Protection Act, CAN-SPAM Act, and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.
The Dodd-Frank Act created a new, independent federal agency, the Consumer Financial Protection Bureau ("CFPB"), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. Our consolidated assets exceeded $10 billion in the third quarter of 2016 and we are now subject to CFPB examination of our bank and enforcement with respect to various federal consumer protection laws, as well as continued examination by the Federal Deposit Insurance Corporation on certain consumer regulations. State authorities are also responsible for monitoring our compliance with all state consumer laws.
The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks including, among other things, the authority to prohibit "unfair, deceptive, or abusive" acts and practices. Abusive acts or practices are defined as those that (1) materially interfere with a consumer's ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer's (a) lack of financial savvy, (b) inability to protect himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer's interests. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.
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
Anti-Money Laundering and the USA PATRIOT ACT
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States in these areas: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities. The Financial Crimes Enforcement Agency, among other federal agencies, also promulgates rules and regulations regarding the USA Patriot Act that Financial Institutions are required to comply. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
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
Pursuant to rules adopted by the stock exchanges and approved by the SEC in January 2013 under the Dodd-Frank Act, public company compensation committee members must meet heightened independence requirements and consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. A compensation committee must have the authority to hire advisors and to have the public company fund reasonable compensation of such advisors.
Public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement "clawback" procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards.
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
Available Information
Our internet address is www.greatwesternbank.com.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available free of charge through our website (by clicking on the Investor Relations tab) as soon as reasonably practicable after the filing or furnishing of such material with the SEC.

ITEM 1A.	RISK FACTORS
Investing in our common stock involves a significant degree of risk. The material risks and uncertainties that management believes affect us are described below. Before investing in our common stock, you should carefully consider the risks and uncertainties described below, in addition to the other information contained in this Annual Report on Form 10-K. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition or results of operations. As a result, the trading price of our common stock could decline, and you could lose some or all of your investment. Further, to the extent that any of the information in this report, or in other reports we file with the SEC, constitutes forward-looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary Note Regarding Forward-Looking Statements.”
Risks Related to Our Business
Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in our states in particular.
Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our future growth, is highly dependent upon the business environment in the markets in which we operate, principally in our states, and in the United States as a whole. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels (particularly for agricultural commodities), monetary policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan and lease losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; state or local government insolvency; or a combination of these or other factors.
In recent years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. There are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt, further declining oil prices and ongoing federal budget negotiations that may have a destabilizing effect on financial markets. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition or results of operations.
The agricultural economy in our states has been affected by declines in prices and the rates of price growth for various crops and other agricultural commodities. Similarly, weaker prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral for certain of our loans. Further declines in commodity prices or collateral values may increase the incidence of default by our borrowers. Moreover, weaker prices might threaten farming operations in the United States, reducing market demand for agricultural lending. In particular, farm income has seen recent declines and in line with the downturn in farm income, farmland prices are coming under pressure. We monitor and review our agriculture portfolio to identify loans potentially affected by declines in agricultural commodity prices and lower collateral values and, where available, seek from the borrower credit enhancements such as additional collateral or government guarantees.
In addition, certain local economies in our states rely to varying extents on manufacturing, which has experienced steep declines in the United States over the last decade. Declines in agriculture or manufacturing in these local economies may cause the local commercial environment to decline, which may impact the credit quality of certain of our borrowers or reduce the demand for our products or services. Declines in manufacturing also may negatively affect the market for, and the value of, any industrial equipment or machinery and any raw materials used as collateral for any loans in our portfolio. While economic conditions in our states and the United States have shown signs of improvement, there can be no assurance that this improvement will continue.
We focus on originating business loans (in the form of commercial and industrial loans and commercial real estate loans), which may involve greater risk than residential mortgage lending.
As of September 30, 2016, our business lending, which consists of our C&I and CRE loans, represented approximately$5.43 billion, or 62.2%, of our loan portfolio. Our C&I loans and CRE loans secured by owner-occupied property, or owner-occupied CRE loans, which together form the core of our business banking focus, totaled approximately $2.84 billion, or 32.5%, of our loan portfolio at September 30, 2016, with undisbursed loan commitments for these loans amounting to an additional $660.1 million. We also had approximately $2.59 billion of other CRE loans (i.e., construction and development loans, multifamily residential real estate loans and CRE loans secured by commercial property that is not owner-occupied) at September 30, 2016, or 29.8% of our loan portfolio, including construction and development loans representing approximately 18.2% of our other CRE loans. Because payments on C&I loans, owner-occupied CRE loans and other CRE loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Collateral of all types, and particularly that of a specialized nature, may also experience significant declines in value in the short/medium term or the longer term. These types of loans may have a greater risk of loss than residential mortgage lending, in part because these loans are generally larger or more complex to underwrite than residential mortgages. In particular, real estate construction, acquisition and development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. If a decline in economic conditions or other issues cause difficulties for our borrowers of these types of business loans, if we fail to evaluate the credit of these loans accurately when we underwrite them or if we do not continue to monitor adequately the performance of these loans, our lending portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations.
In addition to business loans, much of our lending is agricultural, and agricultural loans are dependent for repayment on the successful operation and management of the farm property, the health of the agricultural industry broadly, and on the location of the borrower in particular, and other factors outside of the borrower’s control.
At September 30, 2016, our agricultural loans, consisting primarily of agricultural operating loans (e.g., loans to farm and ranch owners and operators) and agricultural real estate loans, were $2.17 billion, representing 24.8% of our total loan portfolio. At September 30, 2016, agricultural operating loans totaled $1.17 billion, or 13.3% of our loan portfolio; and agricultural real estate loans totaled $1.00 billion, or 11.5%, of our loan portfolio. The primary livestock of our customers to whom we have extended agricultural loans include dairy cows, hogs and feeder cattle, and the primary crops of our customers to whom we have extended agricultural loans include corn, soybeans and, to a lesser extent, wheat and cotton. In addition, we estimate that 10.0% of our C&I loans and owner-occupied CRE loans were agriculture-related loans at September 30, 2016.
Agricultural markets are highly sensitive to real and perceived changes in the supply and demand of agricultural products. As over 86% of our agricultural lending (excluding C&I loans and owner-occupied CRE loans) is to farms producing grain, beef cattle, dairy products or hogs, our performance is closely related to the performance of, and supply and demand in, these agricultural sub-sectors. Weaker crop prices, could reduce the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serves as collateral for certain of our loans.

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
Declines in agricultural commodity prices may have a particularly negative effect on certain farm borrowers. Lower prices for agricultural products may cause farm revenues to decline and farm operators may be unable to reduce expenses as quickly as their revenues decline. In addition, many farms are dependent on a limited number of key individuals whose injury or death could significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than residential mortgage lending, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale) or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.
Our business is significantly dependent on the real estate markets where we operate, as a significant portion of our loan portfolio is secured by real estate.
At September 30, 2016, 66.2% of our aggregate loan portfolio, comprising our CRE loans (representing 43.0% of our aggregate loan portfolio), residential real estate loans (representing 11.7% of our aggregate loan portfolio) and agriculture real estate loans (representing 11.5% of our aggregate loan portfolio), was primarily secured by interests in real estate predominantly located in the states in which we operate. In addition, some of our other lending occasionally involves taking real estate as primary or secondary collateral. Real property values in these states may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes, commercial properties and farmland, in the states in which we operate could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally. Our CRE loans, in particular, totaled approximately $3.75 billion at September 30, 2016, or 43.0% of our loan portfolio, and may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. Agricultural real estate loans may be affected by similar factors to those that affect agricultural loans generally, including adverse weather conditions, disease and declines in the market prices for agricultural products or farm real estate. In addition, declines in real property values in the states in which we operate could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition or results of operations.
We are subject to interest rate risk.
Fluctuations in interest rates may negatively impact our banking business and may weaken demand for some of our products. Our earnings and cash flows are largely dependent on net interest income, which is the difference between the interest income we receive from interest-earning assets (e.g., loans and investment securities) and the interest expense we pay on interest-bearing liabilities (e.g., deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities. Interest rates are volatile and highly sensitive to many factors that are beyond our control, such as economic conditions and policies of various governmental and regulatory agencies, and, in particular the monetary policy of the Federal Open Market Committee of the Federal Reserve System, or the FOMC. In recent years, it has been the policy of the FOMC and the U.S. Treasury to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The average yield on our interest-earning assets has decreased during the current low interest rate environment. If a low interest rate environment persists, our net interest income may further decrease. This would be the case because our ability to lower our interest expense has been limited at these interest rate levels, while the average yield on our interest-earning assets has continued to decrease. Moreover, as interest rates begin to increase, if our floating rate interest-earning assets do not reprice faster than our interest-bearing liabilities in a rising rate environment, our net interest income could be adversely affected. If our net interest income decreases, this could have an adverse effect on our profitability, including the value of our investments.
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
Changes in interest rates can also affect the slope of the yield curve. A decline in the current yield curve or a flatter or inverted yield curve could cause our net interest income and net interest margin to contract, which could have a material adverse effect on our net income and cash flows, as well as the value of our assets. An inverted yield curve may also adversely affect the yield on investment securities by increasing the prepayment risk of any securities purchased at a premium. A flattening or inversion of the yield curve or a negative interest rate environment in the United States could create downward pressure on our net interest margin.
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. As of September 30, 2016, 52.4% of our loans were advanced to our customers on a variable or adjustable-rate basis and another 13.0% of our loans were advanced to our customers on a fixed-rate basis where we utilized derivative instruments to swap our economic exposure to a variable-rate basis. As a result, an increase in interest rates could result in increased loan defaults, foreclosures and charge-offs and could necessitate further increases to the allowance for loan and lease losses, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, a decrease in interest rates could negatively impact our margins and profitability.
As of September 30, 2016, we had $1.88 billion of noninterest-bearing demand deposits and $5.34 billion of interest-bearing demand deposits. The prohibition restricting depository institutions from paying interest on demand deposits, such as checking accounts, was repealed effective on July 21, 2011 as part of the Dodd-Frank Act. We then began offering interest-bearing corporate checking accounts. Current interest rates for this product are very low because of current market conditions and, so far, the impact of the repeal has not been significant to us. However, we do not know what market rates will eventually be and, therefore, we cannot estimate at this time the long-term impact of the repeal on our interest expense on deposits. If we need to offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.
Our business depends on our ability to successfully manage credit risk.
The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan and lease losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.
An important feature of our credit risk management system is our use of an internal credit risk rating and control system through which we identify, measure, monitor and mitigate existing and emerging credit risk of our customers. As this process involves detailed analysis of the customer or credit risk, taking into account both quantitative and qualitative factors, it is subject to human error. In exercising their judgment, our employees may not always be able to assign an accurate credit rating to a customer or credit risk, which may result in our exposure to higher credit risks than indicated by our risk rating and control system. Although our management seeks to address possible credit risk proactively, it is possible that the credit risk rating and control system will not identify credit risk in our loan portfolio and that we may fail to manage credit risk effectively. As a result of movements in watch and substandard loans during fiscal year 2016, it is possible that loans on such status will result in future charge-offs.
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
Our allowance for loan and lease losses, our fair value adjustments related to credit on loans for which we have elected the fair value option and our credit marks (which reduce the fair value) on acquired loan portfolios may be insufficient, which could lead to additional losses on loans beyond those currently anticipated.
We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to expense representing management’s best estimate of probable losses that have been incurred within our existing portfolio of loans, fair value adjustments related to credit risk on our loans for which we have elected the fair value option and credit marks, which are estimates of expected credit losses that reduce the fair value of certain loans acquired through acquisitions. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; the quality of the loan portfolio; the value of the underlying collateral; the level of non-accruing loans; and economic, political and regulatory conditions. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks, all of which may undergo material changes. We also establish fair value adjustments related to our estimates of expected credit losses for loans accounted for using the fair value option.

The application of the acquisition method of accounting in our acquisitions has impacted our allowance for loan and lease losses. Under the acquisition method of accounting, loans we acquired were recorded in our consolidated financial statements at their fair value at the time of acquisition and the related allowance for loan and lease loss was eliminated because credit quality, among other factors, was considered in the determination of fair value. We make various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. Upon the acquisition of HF Financial, which closed on May 16, 2016, we assigned a net purchase discount (loan mark) of $28.5 million which reflected our assessment of loan impairment at that point in time, as well as assigning other purchase marks and adjustments reflecting our assessment at closing of other HF Financial business, asset and liability values. To the extent that the estimates we made at the time of acquisition prove to be inadequate based on changing facts and circumstances arising from reporting period to reporting period, we may incur losses (some of which may be covered by our loss-sharing arrangements with the FDIC) associated with the acquired loans.
Although our management has established an allowance for loan and lease losses it believes is adequate to absorb probable and reasonably estimable losses in our loan portfolio, this allowance may not be adequate. We could sustain credit losses that are significantly higher than the amount of our allowance for loan and lease losses. Higher credit losses could arise for a variety of reasons, such as growth in our loan portfolio, changes in economic conditions affecting borrowers, new information regarding our loans and other factors within and outside our control. If agricultural commodity prices or real estate values were to decline or if economic conditions in one or more of our principal markets were to deteriorate unexpectedly, additional loan and lease losses not incorporated in the existing allowance for loan and lease losses might occur. There may be other credit issues we have not identified in our loan portfolio or may not identify in the future. As a result, for any number of reasons, we may incur increased credit-related charges in the future, which may be significant. Losses in excess of the existing allowance for loan and lease losses will reduce our net income and could have a material adverse effect on our business, financial condition or results of operations. A severe downturn in the economy generally or affecting the business and assets of individual customers would generate increased charge-offs and a need for higher reserves. In particular, a severe decrease in agricultural commodity prices or farmland prices could cause higher credit losses and a large allowance for loan and lease losses, principally in our agricultural loan portfolios.
In addition, bank regulatory agencies will periodically review our allowance for loan and lease losses and the value attributed to nonaccrual loans or to real estate we acquire through foreclosure. Such regulatory agencies may require us to adjust our determination of the value for these items, increase our allowance for loan and lease losses or reduce the carrying value of owned real estate, reducing our net income. Further, if charge-offs in future periods exceed the allowance for loan and lease losses, we may need additional adjustments to increase the allowance for loan and lease losses. These adjustments could have a material adverse effect on our business, financial condition or results of operations.
We are subject to liquidity risk that may affect our ability to meet our obligations and grow our business.
Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. This risk can increase due to a number of factors, including an over-reliance on a particular source of funding (including, for example, short-term and overnight funding) or market-wide phenomena such as market dislocation and major disasters. Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We obtain deposits directly from retail and commercial customers and "brokered deposits" through third parties that offer our deposit products to their customers. As of September 30, 2016, we had $7.96 billion in direct deposits (which includes deposits from banks and financial institutions and deposits related to prepaid cards) and $641.4 million in deposits originated through brokerage firms (including network deposit sweeps). A key part of our liquidity plan and funding strategy is to expand our direct deposits as a source of funding. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for retail or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current or attract additional deposits.
Competition among U.S. banks for customer deposits is intense, may increase the cost of retaining current deposits or procuring new deposits, and may otherwise negatively affect our ability to grow our deposit base. Any changes we make to the rates offered on our deposit products to remain competitive with other financial institutions may adversely affect our profitability and liquidity. Interest-bearing accounts earn interest at rates established by management based on competitive market factors. Maintaining and attracting new deposits is integral to our business and a major decline in deposits or failure to attract deposits in the future, including any such decline or failure related to an increase in interest rates paid by our competitors on interest-bearing accounts, could have an adverse effect on our results of operations and financial condition. The demand for the deposit products we offer may also be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products, or the availability of competing products. An inability to grow, or any material decrease in, our deposits could have a material adverse effect on our cost of funds and our ability to satisfy our liquidity needs. Further, the consequences of our liquidity risk may be more severe than other institutions because we do not currently have a credit rating from any major agency. Maintaining a diverse and appropriate funding strategy remains challenging, and any tightening of credit markets could have a material adverse impact on us. In particular, our funding from corporate and financial institution counterparties may cease to be available if such counterparties seek to reduce their credit exposures to banks and other financial institutions, which could be reflected, for example, in reductions in unsecured deposits supplied by these counterparties. Under such circumstances, we may need to seek funds from alternative sources, potentially at higher costs than our current sources.
Severe weather, natural disasters, acts of war or terrorism or other external events could significantly impact our business.
Severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. Because of the concentration of agricultural loans in our lending portfolio and the volume of our borrowers in regions dependent on agriculture, we could be disproportionately affected relative to others in the case of external events such as floods, droughts, and hail effecting the agricultural conditions in the markets we serve. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.
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
Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. Several of our competitors are also larger and have significantly more resources, greater name recognition and larger market shares, enabling them to maintain numerous banking locations, provide technology-based banking tools we do not provide, maintain a wider range of product offerings, mount extensive promotional and advertising campaigns and be more aggressive than us in competing for loans and deposits. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate. Our inability to compete successfully in the markets in which we operate could have a material adverse effect on our business, financial condition or results of operations.
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

•	using inaccurate estimates and judgments to evaluate credit, operations, funding, liquidity, business, management and market risks with respect to the target institution or assets;

•	the risk that the acquired business will not perform to our expectations, including a failure to realize anticipated synergies or cost savings;

•	difficulties, inefficiencies or cost overruns in integrating and assimilating the organizational cultures, operations, technologies, data, services and products of the acquired business with ours;

•	the risk of key vendors not fulfilling our expectations or not accurately converting data;

•	entering geographic and product markets in which we have limited or no direct prior experience;

•	the potential loss of key employees or customers;

•	the potential for liabilities and claims arising out of the acquired businesses;

•
litigation relating to an acquisition, particularly in the context of a publicly-held acquisition target, that could require us to incur significant expenses and cause management distraction, as well as delay and/or enjoin the transaction; and

•	the risk of not receiving required regulatory approvals or such approvals being delayed or restrictively conditional.
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
Failed bank acquisitions involve risks similar to acquiring operating banks even though the FDIC might provide assistance to mitigate certain risks, such as sharing in exposure to loan and lease losses and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions are typically conducted by the FDIC in a manner that does not allow the time typically taken for a due diligence review or for preparing the integration of an acquired institution, we may face additional risks in transactions with the FDIC. These risks include, among other things, accuracy or completeness of due diligence materials, the loss of customers and core deposits, strain on management resources related to collection and management of problem loans and problems related to integration and retention of personnel and operating systems. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions (including FDIC-assisted transactions), nor that any FDIC-assisted opportunities will be available to us in our markets. Our inability to overcome these risks could have a material adverse effect on our business, financial condition or results of operations.
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
On May 16, 2016, we acquired HF Financial pursuant to the Agreement and Plan of Merger, dated as of November 30, 2015. Immediately following the Merger, Home Federal Bank, a South Dakota bank that was wholly owned by HF Financial, merged with and into our bank. The aforementioned risks are applicable to this transaction.
New lines of business, products, product enhancements or services may subject us to additional risks.
From time to time, we may implement or acquire new lines of business or offer new products and product enhancements as well as new services within our existing lines of business, such as mortgage servicing acquired through the HF Financial acquisition. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In acquiring, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition or results of operations.
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
Reductions in interchange fees will reduce our associated income.
An interchange fee is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which is paid to debit, credit and prepaid card issuers to compensate them for the costs associated with card issuance and operation. In the case of credit cards, this includes the risk associated with lending money to customers. We earn interchange fees on these debit and credit card transactions, including $13.1 million in fees during the fiscal year ended September 30, 2016. Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. In particular, the Durbin Amendment to the Dodd-Frank Act limited the amount of interchange fees that may be charged for debit and prepaid card transactions. Several recent events and actions indicate a continuing focus on interchange fees by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are further reduced, our income from those fees will be reduced, which could have a material adverse effect on our business and results of operations. Because we expect our total assets to exceed $10.0 billion as of December 31, 2016, we expect the interchange fee caps required by the Durbin Amendment to negatively impact debit card and ATM fees commencing in July 2017. While the ultimate amount of this reduction is difficult to estimate as it is influenced by consumer behavior outside of our control, we expect the decrease to be approximately $10 million, pre-tax, on an annualized basis. However, we were only exempt from the fee caps for a portion of fiscal year 2016 and expect to be exempt for a portion of fiscal year 2017, so we expect the year-over-year revenue impact to be slightly lower. See "Item 1. Business—Supervision and Regulation—Interchange Fees" for further discussion. In addition, the payment card industry is subject to the operating regulations and procedures set forth by payment card networks, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees or the termination of our license to use the payment card networks, all of which could have a material adverse effect on our business, financial condition or results of operations.
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
Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks that are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.
We also face risks related to cyber-attacks and other security breaches in connection with our own and third-party systems, processes and data, including credit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks (e.g., Visa, MasterCard) and our processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments on these third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, which could have a material adverse effect on our business, financial condition or results of operations. In addition, recently there have been a number of well-publicized attacks or breaches affecting others in our industry that have heightened concern by consumers generally about the security of using credit cards, which have caused some consumers, including our customers, to use our credit cards less in favor of alternative methods of payment and has led to increased regulatory focus on, and potentially new regulations relating to, these matters. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of our cards and increased costs, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyber-attacks or other breaches, our brand and reputation could be affected, could also have a material adverse effect on our business, financial condition or results of operations.
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
Our customers rely on us to deliver superior, personalized financial services with the highest standards of ethics, performance, professionalism and compliance. Damage to our reputation could undermine the confidence of our current customers and our ability to attract potential customers. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, customer and other third party fraud, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the “Great Western Bank” brand and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition or results of operations.
Employee misconduct could expose us to significant legal liability and reputational harm.
We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in misconduct that adversely affects our customers and/or our business. For example, if an employee were to engage in fraudulent, illegal, wrongful or suspicious activities, and/or activities resulting in consumer harm, we could be subject to regulatory sanctions and/or penalties, and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, customer relationships and ability to attract new customers. Our business often requires that we deal with confidential information. If our employees were to improperly use or disclose this information, even if inadvertently, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our business, financial condition or results of operations.
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

The value of securities in our investment portfolio may decline in the future.
As of September 30, 2016, we owned $1.32 billion of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
The value of our goodwill and other intangible assets may decline in the future.
As of September 30, 2016, we had $756.5 million of goodwill and other intangible assets, which includes $41.2 million of goodwill resulting from the acquisition of HF Financial on May 16, 2016. Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. We review our goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired. We determine impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. A significant decline in our expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates or a significant or sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. We cannot provide assurance that we will not be required to record any charges for goodwill impairment in the future. If we conclude that such a write-down of goodwill and other intangible assets has become necessary, we will record the appropriate charge in the period in which it becomes known to us, which could have a material adverse effect on our business, financial condition or results of operations.
We rely on the mortgage secondary market for some of our liquidity.
We originate and sell mortgage loans and their servicing rights, including $294.2 million of mortgage loans sold during fiscal year 2016. This does not include the loan servicing portfolio acquired from HF Financial, which was approximately $868.9 million at September 30, 2016. We rely on Federal National Mortgage Association, or FNMA, and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of FNMA. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to FNMA. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.
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
We may also, from time to time, engage in selling or participating all or part of certain commercial, agricultural or other types of loans. Such sales entail similar risks to those described above.

In addition, we must report as held for sale any loans which we have undertaken to sell, whether or not a purchase agreement for the loans has been executed. We may therefore be unable to ultimately complete a sale for part or all of the loans we classify as held for sale. We must exercise our judgment in determining when loans must be reclassified from held for investment status to held for sale status under applicable accounting guidelines. Any failure to accurately report loans as held for sale could result in regulatory investigations and monetary penalties. Any of these actions could have a material adverse effect on our business, financial condition or results of operations. Our policy is to carry loans held for sale at the lower of cost or fair value. As a result, prior to being sold, any loans classified as held for sale may be adversely affected by market conditions, including changes in interest rates, by changes in the borrower’s creditworthiness, and the value associated with these loans, including any loans originated for sale in the secondary market, may decline prior to being sold. We may be required to reduce the value of any loans we mark held for sale as a result, which could have a material adverse effect on our business, financial condition or results of operations.
The value of our loan servicing rights could be adversely affected by changes in interest rates.
As a residential mortgage servicer in the U.S., we have a portfolio of loan servicing rights. A loan servicing right is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. Loan servicing rights are subject to interest rate risk in that their fair value will fluctuate as a result of changes in the interest rate environment. When interest rates fall, borrowers are usually more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our loan servicing rights can decrease. Any decrease in the fair value of our loan servicing rights will reduce earnings in the period in which the decrease occurs, which can result in earnings volatility.
The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property may not accurately describe the net value of the collateral that we can realize.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan and lease losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations.
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
We are a separate and distinct legal entity from our bank, and we receive substantially all of our operating cash flows from dividends and other payments from our bank. These dividends and payments are the principal source of funds to pay dividends on our common stock and interest and principal on any debt we may have. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event our bank is unable to pay dividends to us, we may not be able to service debt, pay obligations, or pay dividends on our common stock. The inability to receive dividends from our bank could have a material adverse effect on our business, financial condition or results of operations.

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
In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers or counterparties or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, fraudulent or misleading financial statements, credit reports or other financial information could result in loan and lease losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition or results of operations.
Downgrades to the credit rating of the U.S. government or of its securities or any of its agencies by one or more of the credit ratings agencies could have a material adverse effect on general economic conditions, as well as our business.
On August 5, 2011, Standard & Poor’s cut the credit rating of the U.S. federal government’s long-term sovereign debt from AAA to AA+, while also keeping its outlook negative. Moody’s had lowered its own outlook for the same debt to “Negative” on August 2, 2011, and Fitch also lowered its outlook for the same debt to “Negative,” on November 28, 2011. As of the date of this filing, all three rating agencies show a "Stable" outlook. Further downgrades of the U.S. federal government’s sovereign credit rating, and the perceived creditworthiness of U.S. government-backed obligations, could impact our ability to obtain funding that is collateralized by affected instruments and our ability to access capital markets on favorable terms. Such downgrades could also affect the pricing of funding, when funding is available. A downgrade of the credit rating of the U.S. government, or of its agencies, government-sponsored enterprises or related institutions, agencies or instrumentalities, may also adversely affect the market value of such instruments and, further, exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition or results of operations.
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
Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include, but are not limited to, the allowance for loan and lease losses and unfunded commitments, valuation of assets acquired and liabilities assumed in business combinations, goodwill impairment, core deposits and other intangibles, derivatives and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan and lease losses or sustain loan and lease losses that are significantly higher than the reserve provided; recognize significant impairment on goodwill and other intangible asset balances; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Impact of Accounting Estimates.”
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
The tax laws applicable to our business activities, including the laws of the United States, South Dakota and other jurisdictions, are subject to interpretation and may change over time. From time to time, legislative initiatives, such as proposals for fundamental federal tax reform and corporate tax rate changes, which may impact our effective tax rate and could adversely affect our deferred tax assets or our tax positions or liabilities, may be enacted. The taxing authorities in the jurisdictions in which we operate may challenge our tax positions, which could increase our effective tax rate and harm our financial position and results of operations. In addition, our future income taxes could be adversely affected by earnings being higher than anticipated in jurisdictions that have higher statutory tax rates or by changes in tax laws, regulations or accounting principles. We are subject to audit and review by U.S. federal and state tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our provision for income taxes and other liabilities requires significant judgment by management. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could have a material adverse effect on our financial results in the period or periods for which such determination is made.
Fulfilling our public company financial reporting and other regulatory obligations is expensive and time consuming and may strain our resources.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations of the SEC, as well as the rules of the NYSE. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In accordance with Section 404 of Sarbanes-Oxley, our management has conducted its annual assessment of the effectiveness of our internal control over financial reporting and management’s report on these internal controls is included in Item 9 of this Annual Report on Form 10-K. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting and its attestation report is also included in Item 9 of this Annual Report on Form 10-K. The process of assessing the effectiveness of our internal control over financial reporting requires significant documentation of policies, procedures and systems, review of documentation by our internal auditing and accounting staff and testing by our independent registered public accounting firm. This process has involved, and will continue to involve, considerable time and attention, may strain our internal resources and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees as we continue to comply with these requirements. If our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources. This could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to report our financial results accurately and timely as a publicly listed company if we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, or if we fail to remediate the material weakness identified relating to the design and operation of our internal control over financial reporting.
As a publicly traded company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. Maintaining effective disclosure controls and procedures is necessary to identify information we must disclose in our periodic reports and maintaining effective internal control over financial reporting is necessary to produce reliable financial statements and to prevent fraud. If we fail to maintain effective disclosure controls and procedures or effective internal control over financial reporting, we may experience difficulty in satisfying our SEC reporting obligations. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and cause investors and potential investors to lose confidence in us and reduce the market price of our common stock, and could result in a suspension or delisting of our common stock from the NYSE.
We must also comply with Section 404 of the Sarbanes-Oxley Act which requires that we perform an annual evaluation of the effectiveness of our internal control over financial reporting. During the course of our evaluation and testing, we may identify deficiencies, including a material weakness, that would have to be remediated to satisfy SEC rules for attesting to the effectiveness of our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness was determined to exist, we would have to disclose this deficiency in periodic reports we file with the SEC. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and would also preclude our independent auditors from attesting to the effectiveness of our internal control over financial reporting. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the market price of our common stock.
In accordance with the requirements of Section 404 of the Sarbanes Oxley Act, our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2016, and concluded that we maintained an effective system of internal control over financial reporting as of that date. Our management’s report on this subject is found in Item 9 of this Annual Report on Form 10-K.
More generally, if we are unable to meet the demands that have been placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Under such circumstances, we may be unable to implement the necessary internal controls in a timely manner, or at all, and future material weaknesses may exist or may be discovered. If we fail to implement the necessary improvements, or if material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the NYSE and could have a material adverse effect on our business, results of operations or financial condition. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.
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
Moreover, we rely on a variety of measures to protect our intellectual property and proprietary information, including copyrights, trademarks and controls on access and distribution. These measures may not prevent misappropriation or infringement of our intellectual property or proprietary information and a resulting loss of competitive advantage, and in any event, we may be required to litigate to protect our intellectual property and proprietary information from misappropriation or infringement by others, which is expensive, could cause a diversion of resources and may not be successful. Third parties may challenge, invalidate or circumvent our intellectual property, or our intellectual property may not be sufficient to provide us with competitive advantages. In addition, the usage of branding that could be confused with ours could create negative perceptions and risks to our brand and reputation. Our competitors or other third parties may independently design around or develop technology similar to ours or otherwise duplicate our services or products such that we could not assert our intellectual property rights against them. In addition, our contractual arrangements may not effectively prevent disclosure of our intellectual property or confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure.
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
Changes in our accounting policies or in accounting standards could materially affect how we report our financial condition or results of operations.
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
The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our bank is subject to regulation and supervision by the FDIC, the South Dakota Division of Banking and the CFPB. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves our bank must hold against deposits it takes, the types of deposits our bank may accept and the rates it may pay on such deposits, maintenance of adequate capital and liquidity, changes in the control of us and our bank, restrictions on dividends and establishment of new offices by our bank. We must obtain approval from our regulators before engaging in certain activities, and there can be no assurance that any regulatory approvals we may require will be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.
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
We are subject to heightened regulatory requirements as we have exceeded $10 billion in assets.
With the acquisition of HF Financial on May 16, 2016, our bank’s total assets exceeded $10 billion during the quarter ended June 30, 2016. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements and a more frequent and enhanced regulatory examination regime. In addition, banks, including ours, with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations, with the FDIC maintaining supervision over some consumer related regulations. Previously, the FDIC has been primarily responsible for examining our bank’s compliance with consumer protection laws. As a relatively new agency with evolving regulations and practices, there is some uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.
Compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. Our regulators may also consider the status of our preparation for compliance with these regulatory requirements when examining our operations generally or when considering any request for regulatory approval we may make, even requests for approvals on unrelated matters. As a result, we may incur additional related costs and business impacts in order to ensure compliance.
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

In particular, the capital requirements applicable to us under the recently adopted capital rules implementing the Basel III capital framework in the United States started to be phased-in on January 1, 2015. We are now required to satisfy additional, more stringent, capital adequacy standards than we had in the past. In addition, our stress test results may have the effect of requiring us to comply with even greater capital requirements. While we expect to meet the requirements of the new Basel III-based capital rules, we may fail to do so. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity.
Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.
Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the financial crisis commencing in 2008 and its aftermath, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws, classification of held for sale assets and compliance with anti-money laundering statutes, the Bank Secrecy Act and sanctions imposed by the Office of Foreign Assets Control of the U.S. Department of the Treasury.
In the normal course of business, from time to time, we are or have been named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities, including the acquisition of HF Financial. Certain of the legal actions included claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. In addition, while the arbitration provisions in certain of our customer agreements historically have limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could have a material adverse effect on our business, financial condition or results of operations.
Increases in FDIC insurance premiums may adversely affect our earnings.
Our bank’s deposits are insured by the FDIC up to legal limits and, accordingly, our bank is subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums our bank will be required to pay for FDIC insurance. As our bank has exceeded $10 billion in assets, the method for calculating its FDIC assessments has changed and we expect our bank’s FDIC assessments will increase as a result. See “Item 1. Business—Supervision and Regulation—Deposit Insurance.” In addition, the FDIC recently increased the deposit insurance fund’s target reserve ratio to 2.0% of insured deposits following the Dodd-Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio and has put in place a restoration plan to restore the deposit insurance fund to its 1.35% minimum reserve ratio mandated by the Dodd-Frank Act by September 30, 2020. Additional increases in assessment rates may be required in the future to achieve this targeted reserve ratio. In addition, higher levels of bank failures in recent years and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put pressure on the deposit insurance fund. In response, the FDIC increased assessment rates on insured institutions, charged a special assessment to all insured institutions as of June 30, 2009, and required banks to prepay three years’ worth of premiums on December 30, 2009. If there are additional financial institution failures, our bank may be required to pay even higher FDIC insurance premiums than the recently increased levels, or the FDIC may charge additional special assessments. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.
We are subject to the CRA, fair lending and other laws and regulations, and our failure to comply with these laws and regulations could lead to material penalties.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending and other requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the FDIC and CFPB, are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA, fair lending and other compliance laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The costs of defending, and any adverse outcome from, any such challenge could damage our reputation or could have a material adverse effect on our business, financial condition or results of operations.
Failure to comply with mortgage loan servicing standards, guidelines, laws and regulations may result in substantial penalties, additional costs or losses.
As a residential mortgage servicer in the U.S., we have a portfolio of loan servicing rights. A loan servicing right is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. The housing Government Sponsored Enterprises, such as Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank System ("GSEs"), that own the mortgages that we service in our loan servicing rights portfolio have mortgage servicing standards. The U.S. Department of Housing and Urban Development ("HUD") and state housing finance agencies govern and establish guidelines for the servicing of GSE mortgages. The failure to comply with these standards and guidelines, as well as other applicable federal and state laws and regulations, could result in penalties assessed by HUD, the GSEs and/or our other regulators, or we could be forced to sell all or part of our loan servicing rights portfolio. In addition, we are subject to certain legal and contractual requirements for how we hold, transfer, use or enforce promissory notes, security instruments and other documents for residential mortgage loans that we service. Further, we currently use the Mortgage Electronic Registration Systems, Inc. ("MERS") system for our servicing efforts. If documentation requirements were not met, or if the use of MERS or the MERS system is found not valid or effective, we could be obligated to, or choose to, take remedial actions and may be subject to additional costs or losses.
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
Risks Related to Our FDIC-Assisted Acquisition of TierOne Bank and other Acquisitions
Our bank has purchased certain assets and assumed certain liabilities of TierOne Bank in an FDIC-assisted transaction.
On June 4, 2010, our bank acquired certain assets and assumed certain liabilities of TierOne Bank from the FDIC in an assisted transaction, which could present additional risks to our business. Although this transaction provided and provides for FDIC assistance to our bank through loss sharing arrangements to mitigate certain risks, such as sharing exposure to loan and lease losses and providing indemnification against certain liabilities of the former TierOne Bank, we are still subject to some of the same risks we face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. Our ability to seek indemnification under the commercial loss-sharing arrangement in connection with TierOne terminated on June 4, 2015, and covered $63.1 million in loans as of that date. The current balance of those loans as of September 30, 2016 totaled $46.7 million. The single-family loss-sharing arrangement, which covered $73.3 million in loans at September 30, 2016, terminates in June of 2020.
Our decisions regarding the fair value of assets acquired and our estimated loss-sharing indemnification asset may be inaccurate.
In the FDIC-assisted transaction, we recorded a fair value adjustment and a related loss-sharing indemnification asset, representing 80% of expected credit losses on covered loans during the life of such indemnifications. We have subsequently analyzed the portfolio on a regular basis, taking into account historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions and other pertinent information. As a result of these analyses, we have recorded allowance for loan and lease losses, partially offset by additional indemnification assets, to address subsequent impairment in certain loans and pools of loans. While we believe that our current levels of fair value adjustments and allowance for loan and lease losses are adequate to absorb future losses that may occur in the acquired loan portfolio, if our assumptions are incorrect, our actual losses could be higher than estimated and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan and lease losses could have a material adverse effect on our business, financial condition or results of operations.
Our ability to obtain reimbursement under the loss-sharing agreements on covered assets depends on our compliance with the terms of the loss-sharing agreements.
The loss-sharing agreements contain specific terms and conditions regarding the management of the covered assets that our bank must follow to receive reimbursement on losses from the FDIC. At September 30, 2016, $73.3 million of loans and $0.1 million of OREO was eligible for reimbursement to our bank. Under the loss-sharing agreements, our bank must, among other things:

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
The terms of the loss-sharing agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. No assurances can be given that we will manage the covered assets in such a way as to always maintain loss-sharing coverage on all such assets and fully recover the value of our loss-sharing asset, and the loss of any loss-sharing coverage could have a material adverse effect on our business, financial condition or results of operations.
Risks Related to NAB’s Divestiture of its Beneficial Ownership of Our Common Stock
Conflicts of interest and other disputes may arise between NAB and us that may be resolved in a manner unfavorable to us and our other stockholders.
Conflicts of interest and other disputes may arise between NAB and us in connection with our past and ongoing relationships, and any future relationships we may establish in a number of areas, including, but not limited to, the following:

•
Contractual Arrangements. We entered into several agreements with NAB prior to the completion of our IPO that provided a framework for our ongoing relationship with NAB, including a Stockholder Agreement, Transitional Services Agreement and a Registration Rights Agreement. As a result of NAB’s divestiture of our common stock and the delivery of the non-control notice, NAB’s governance and consent rights under the Stockholder Agreement, the services provided by NAB to us under the Transitional Services Agreement, and its rights under the Registration Rights Agreement have now been terminated. However, any disagreements regarding the rights and obligations of NAB or us following the non-control notice under each of these agreements may be resolved in a manner unfavorable to us and our stockholders. In addition, certain of our officers negotiating these agreements may appear to have conflicts of interest as a result of their employment with NAB or Bank of New Zealand at the time these agreements were negotiated. However, we subsequently entered into employment agreements with these individuals, and they are no longer employed by NAB or Bank of New Zealand, as applicable.

•
Competing Business Activities. In the ordinary course of its business, NAB may also engage in activities where NAB’s interests conflict or are competitive with our or our stockholders’ interests. These activities may include NAB’s interests in any transactions it conducts with us or, subject to the terms of the Stockholder Agreement, any investments by NAB in, or business activities conducted by NAB for, one or more of our competitors. Any of these disputes or conflicts of interests that arise may be resolved in a manner adverse to us or to our stockholders. Subject to the non-competition restrictions contained in the Stockholder Agreement, NAB also may pursue acquisition and other opportunities that may be part of or complementary to our business, and, as a result, those acquisition opportunities may not be available to us. As a result, our future competitive position and growth potential could be adversely affected.

•
Cross Officerships, Directorships and Stock Ownership. The ownership interests of our directors or executive officers in the common stock of NAB could create, or appear to create, conflicts of interest when directors and executive officers are faced with decisions that could have different implications for the two companies. For example, these decisions could relate to (i) a disagreement over the desirability of a potential business or acquisition opportunity or business plans, or (ii) employee retention or recruiting.

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
Stock price volatility may make it more difficult for our stockholders to resell their common stock when they want and at prices they find attractive. Our stock price may fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in our quarterly results of operations;

•	recommendations or research reports about us or the financial services industry in general published by securities analysts;

•	the failure of securities analysts to cover, or continue to cover, us;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us, or our reputation, competitors or other financial institutions;

•	future sales of our common stock;

•	departure of our management team or other key personnel;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•
existing or increased regulatory and compliance requirements, changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws and regulations;

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

Future issues or sales of our common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute the ownership interests of our stockholders.
The market price of our common stock could decline as a result of the issues or sales of a large number of shares of our common stock or from the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.
We have also filed a registration statement with the SEC registering 897,222 shares of our common stock for issuance pursuant to awards granted under our equity incentive plans. We have granted awards covering 396,520 shares of our common stock under these plans as of September 30, 2016. We may increase the number of shares registered for this purpose from time to time. Once we issue these shares, their holders will be able to sell them in the public market.
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
In addition, future issuances of our common stock, whether under our equity incentive plans, to fund acquisitions or to raise capital, will also have the effect of diluting the ownership interests of our current stockholders, meaning, among other things, that their voting power and share of our earnings will be reduced on a proportional basis.
Certain banking laws and certain provisions of our certificate of incorporation may have an anti-takeover effect.
Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. Acquisition of 10% or more of any class of voting stock of a bank holding company or depository institution, including shares of our common stock, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution and the acquisition of such control would be subject to federal regulatory approval. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including our bank.
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
We have also elected in our amended and restated certificate of incorporation to be governed by Section 203 of the Delaware General Corporation Law which generally prohibits a person qualifying as an “interested stockholder” from entering into a transaction for a business combination with us unless, subject to certain exceptions, such transaction is first approved by our board of directors.  An “interested stockholder” is generally defined as any person who owns 15% or more of our outstanding voting stock.  The purpose of this election is to provide our board of directors with leverage in negotiating with an interested stockholder desiring to pursue a business combination with us by making it more difficult for such stockholder to complete such transaction in the absence of board approval.  This election may discourage certain take-over attempts which our stockholders may otherwise deem to be in their best interests and this, in turn, could have an adverse effect on the market price of our common stock.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware

General Corporation Law, or DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters is located at 225 S. Main Ave, Sioux Falls, South Dakota 57104, and we have one additional owned facility and two leased facilities in Sioux Falls for our finance and risk departments, data center, and operations center. In addition to our corporate headquarters, we operate from 173 branch offices located in 128 communities in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. We lease 53 of our branch offices, all on market terms, and we own the remainder of our offices, including our corporate headquarters. All of our banking offices are in free-standing, permanent facilities. We generally believe our existing and contracted-for facilities are adequate to meet our requirements.

ITEM 3.	LEGAL PROCEEDINGS
From time to time we are a party to various litigation matters and subject to various regulatory matters that arise in the ordinary course of our business. We establish reserves for such matters when potential losses become probable and can be reasonably estimated. We believe the ultimate resolution of existing litigation and regulatory matters will not have a material adverse effect on our financial condition, results of operations or cash flows.  However, changes in circumstances or additional information could result in additional accruals or resolution of these matters in excess of established accruals, which could adversely affect our financial condition, results of operations or cash flows, potentially materially.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “GWB.” As of November 18, 2016, the Company had 10,575 holders of record. Information regarding our common stock for each quarterly period within the two most recent fiscal years is set forth in the table below.

	High	Low	Dividends Paid
Fiscal year 2016:
First Quarter	$31.13	$23.76	$0.14
Second Quarter	28.58	22.68	0.14
Third Quarter	34.45	26.43	0.14
Fourth Quarter	35.01	30.15	0.14

	High	Low	Dividends Paid
Fiscal year 2015:
First Quarter	$23.73	$17.40	$—
Second Quarter	24.59	19.76	0.12
Third Quarter	25.54	21.86	0.12
Fourth Quarter	27.53	22.75	0.12
Dividends
We intend to pay quarterly cash dividends on our common stock, subject to approval by our Board of Directors. Although we expect to pay dividends according to our dividend policy, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our Board of Directors. In determining the amount of any future dividends, our Board of Directors will take into account: (i) our financial results; (ii) our available cash, as well as anticipated cash requirements (including debt servicing); (iii) our capital requirements and the capital requirements of our subsidiaries (including our bank); (iv) contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our stockholders or by our bank to us; (v) general economic and business conditions; and (vi) any other factors that our Board of Directors may deem relevant. Therefore, there can be no assurance that we will pay any dividends to holders of our stock, or as to the amount of any such dividends. See “Item 1A. Risk Factors—Risks Related to Our Common Stock—We may not pay dividends on our common stock in the future.”
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
None of the indentures governing our outstanding junior subordinated debentures or lines of credit contain covenants limiting our ability or the ability of our subsidiaries to pay dividends, absent a default under the terms of the indenture, or under our guarantee of the trust preferred securities issued by our affiliate that owns the applicable debentures, or a deferral of the payment of interest on such debentures in accordance with the terms of the applicable indenture.
Under our amended and restated certificate of incorporation, holders of our common stock and non-voting common stock will be equally entitled to receive ratably such dividends as may be declared from time to time by our Board of Directors out of legally available funds. No shares of our non-voting common stock are currently outstanding.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of September 30, 2016 about our common stock that may be issued under our equity compensation plans, which consist of the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan and the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan.

	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted average exercise price of outstanding options and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	396,520	(1)	$22.95	(1)	500,702
Equity compensation plans not approved by security holders	—		—		—
Total	396,520		$22.95		500,702

(1) Each of our equity compensation plans were approved by the our Board of Directors on October 8, 2014 and subsequently approved by National Americas Holdings LLC, our sole stockholder at that time, on October 10, 2014.

Purchases of Equity Securities
During the quarter ended September 30, 2016, we did not purchase any of our common stock. On October 26, 2016, our Board of Directors approved a stock repurchase program wherein we may repurchase of up to $100 million of our common stock (the “Repurchase Program”). The Repurchase Program permits shares to be repurchased in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Repurchases may be made at management’s discretion at prices management considers to be attractive, subject to the availability of stock, general market conditions, the applicable trading price, future alternative advantageous uses for capital, and the Company’s financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the SEC and other applicable legal requirements.
The Repurchase Program has no time limit and may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The Repurchase Program does not obligate us to purchase any particular number of shares. Any shares acquired will be canceled and become authorized but unissued shares, available for future issuance.
Total Shareholder Return Performance Graph
The following graph compares the cumulative total stockholder return on our common stock, since a trading market was established on October 15, 2014, to the cumulative total returns for the Standard & Poor's ("S&P") 500 Index, Russell 2000 Index and Keefe, Bruyette & Woods ("KBW") Regional Bank Index. We have determined to compare our performance to the KBW Regional Bank Index for purpose of the graph as it includes most of the peer banks we typically use for comparison purposes. The graph assumes that $100 was invested on October 15, 2014 in our common stock and the above indexes. The cumulative total return on each investment is as of September 30, 2016 and assumes reinvestment of dividends.

220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
GWB Total Return
S&P500 Total Return
Russell2000 Total Return
KBW Regional Bank Index Total Return
10/14/2014
1/14/2015
4/14/2015
7/14/2015
10/14/2015
1/14/2016
4/14/2016
7/14/2016

As of September 30, 2016
Great Western Bancorp Inc.	$191.67
S&P 500	$120.39
Russell 2000	$121.27
KBW Regional Bank Index	$127.02

ITEM 6.	SELECTED FINANCIAL DATA
The following consolidated financial data as of and for the dates and periods indicated is derived from our audited consolidated financial statements. The selected consolidated financial data presented below is not indicative of our future results for any period. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical financial information below also contains non-GAAP financial measures, which have not been audited.

	September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands except share and per share amounts)
Income Statement Data:
Interest and dividend income	$395,698	$363,381	$352,476	$349,634	$339,142
Interest expense	33,524	29,884	32,052	39,161	50,971
Net interest income	362,174	333,497	320,424	310,473	288,171
Provision for loan and lease losses	16,955	19,041	684	11,574	30,145
Net interest income, after provision for loan and lease losses	345,219	314,456	319,740	298,899	258,026
Noninterest income	42,537	33,890	39,781	59,832	67,946
Noninterest expense	207,640	186,794	200,222	208,590	208,819
Income before income taxes	180,116	161,552	159,299	150,141	117,153
Provision for income taxes	58,863	52,487	54,347	53,898	44,158
Net income	$121,253	$109,065	$104,952	$96,243	$72,995

Other Financial Info / Performance Ratios:
Net interest margin	3.96%	3.94%	4.02%	3.99%	3.94%
Adjusted net interest margin(1)	3.74%	3.68%	3.79%	3.81%	3.81%
Return on average total assets	1.16%	1.12%	1.14%	1.07%	0.85%
Return on average common equity	7.9%	7.5%	7.3%	7.0%	5.4%
Return on average tangible common equity(1)	15.1%	15.4%	16.6%	17.5%	15.0%
Efficiency ratio(1)	49.6%	48.0%	50.4%	50.6%	52.8%
Dividends per common share	$0.56	$0.36	$1.76	$0.72	$0.72
Dividend payout ratio	26.1%	18.8%	97.2%	43.0%	57.1%
Earnings per common share - diluted	$2.14	$1.90	$1.81	$1.66	$1.26
Adjusted earnings per common share - diluted(1)	$2.31	$1.90	$1.81	$1.66	$1.26

Balance Sheet Data:
Loans(2)	$8,682,644	$7,325,198	$6,787,467	$6,362,673	$6,138,574
Allowance for loan and lease losses	64,642	57,200	47,518	55,864	71,878
Securities	1,317,386	1,327,327	1,341,242	1,480,449	1,581,875
Goodwill	739,023	697,807	697,807	697,807	697,807
Total assets	11,531,180	9,798,654	9,371,429	9,134,258	9,008,252
Total deposits	8,604,790	7,387,065	7,052,180	6,948,208	6,884,515
Total liabilities	9,867,789	8,339,308	7,950,339	7,717,044	7,619,689
Total stockholder’s equity	1,663,391	1,459,346	1,421,090	1,417,214	1,388,563

Asset Quality Ratios:
Nonaccrual loans / total loans	1.46%	0.93%	1.16%	2.03%	2.76%
Allowance for loan and lease losses / total loans	0.74%	0.78%	0.70%	0.88%	1.17%
Net charge-offs / average total loans	0.12%	0.13%	0.14%	0.44%	0.54%

Capital Ratios:
Tier 1 capital ratio	11.1%	10.9%	11.8%	12.4%	11.9%
Total capital ratio	12.2%	12.1%	12.9%	13.8%	13.7%
Tier 1 leverage ratio	9.5%	9.1%	9.1%	9.2%	8.3%
Common equity tier 1 ratio	10.2%	10.1%	*	*	*
Tangible common equity to tangible assets(1)	8.5%	8.3%	8.2%	8.2%	7.8%
Book value per share - GAAP	$28.34	$26.43	$24.55	$24.48	$23.99
Tangible book value per share(1)	$15.55	$13.66	$12.25	$11.90	$11.07

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures Reconciliations".

(2) Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
* Not applicable for period presented
Non-GAAP Financial Measures Reconciliations
For more information on these financial measures, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

	For the fiscal year ended September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income - GAAP	$121,253	$109,065	$104,952	$96,243	$72,995
Add: acquisition expenses	15,692	—	—	—	—
Add: tax effect at 38%	(5,963)	—	—	—	—
Adjusted net income	$130,982	$109,065	$104,952	$96,243	$72,995

Weighted average diluted common shares outstanding	56,729,350	57,500,878	57,886,114	57,886,114	57,886,114
Earnings per common share - diluted	$2.14	$1.90	$1.81	$1.66	$1.26
Adjusted earnings per common share - diluted	$2.31	$1.90	$1.81	$1.66	$1.26

Tangible net income and return on average tangible common equity:
Net income - GAAP	$121,253	$109,065	$104,952	$96,243	$72,995
Add: Amortization of intangible assets	3,264	7,110	16,215	19,290	19,646
Add: Tax on amortization of intangible assets	(880)	(880)	(3,244)	(3,244)	(3,244)
Tangible net income	$123,637	$115,295	$117,923	$112,289	$89,397

Average common equity	$1,541,844	$1,456,223	1,430,772	1,380,296	1,352,069
Less: Average goodwill and other intangible assets	721,726	707,920	719,573	738,140	756,149
Average tangible common equity	$820,118	$748,303	$711,199	$642,156	$595,920
Return on average common equity *	7.9%	7.5%	7.3%	7.0%	5.4%
Return on average tangible common equity **	15.1%	15.4%	16.6%	17.5%	15.0%

* Calculated as net income - GAAP divided by average common equity.
** Calculated as tangible net income divided by average tangible common equity.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$362,174	$333,497	$320,424	$310,473	$288,171
Add: Tax equivalent adjustment	7,534	6,576	4,663	3,541	2,111
Net interest income (FTE)	369,708	340,073	325,087	314,014	290,282
Add: Current realized derivative gain (loss)	(20,727)	(21,642)	(18,255)	(14,217)	(9,931)
Adjusted net interest income (FTE)	$348,981	$318,431	$306,832	$299,797	$280,351

Average interest earning assets	$9,339,858	$8,641,719	$8,093,861	$7,862,860	$7,367,085
Net interest margin (FTE) *	3.96%	3.94%	4.02%	3.99%	3.94%
Adjusted net interest margin (FTE) **	3.74%	3.68%	3.79%	3.81%	3.81%

* Calculated as net interest income (FTE) divided by average interest earning assets.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets.

	For the fiscal year ended September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands except share and per share amounts)
Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non ASC 310-30 loans:
Net interest income - GAAP	$362,987	$329,618	$318,775	$264,333	$310,182
Add: Tax equivalent adjustment	7,534	6,576	4,663	3,541	2,111
Interest income (FTE)	370,521	336,194	323,438	267,874	312,293
Add: Current realized derivative gain (loss)	(20,727)	(21,642)	(18,255)	(14,217)	(9,931)
Adjusted interest income (FTE)	$349,794	$314,552	$305,183	$253,657	$302,362

Average non ASC 310-30 loans	$7,736,454	$6,889,738	$6,311,857	$5,876,116	$5,093,013
Yield (FTE) *	4.79%	4.88%	5.12%	4.56%	6.13%
Adjusted yield (FTE) **	4.52%	4.57%	4.84%	4.32%	5.94%

* Calculated as interest income (FTE) divided by average loans.
** Calculated as adjusted interest income (FTE) divided by average loans.

Efficiency ratio:
Total revenue - GAAP	$404,711	$367,387	$360,205	$370,305	$356,117
Add: Tax equivalent adjustment	7,534	6,576	4,663	3,541	2,111
Total revenue (FTE)	$412,245	$373,963	$364,868	$373,846	$358,228

Noninterest expense	$207,640	$186,794	$200,222	$208,590	$208,819
Less: Amortization of intangible assets	3,264	7,110	16,215	19,290	19,646
Tangible noninterest expense	$204,376	$179,684	$184,007	$189,300	$189,173
Efficiency ratio *	49.6%	48.0%	50.4%	50.6%	52.8%

* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,663,391	$1,459,346	$1,421,090	$1,417,214	$1,388,563
Less: Goodwill and other intangible assets	750,755	704,926	712,036	728,251	747,552
Tangible common equity	$912,636	$754,420	$709,054	$688,963	$641,011

Total assets	$11,531,180	$9,798,654	$9,371,429	$9,134,258	$9,008,252
Less: Goodwill and other intangible assets	750,755	704,926	712,036	728,251	747,552
Tangible assets	$10,780,425	$9,093,728	$8,659,393	$8,406,007	$8,260,700
Tangible common equity to tangible assets	8.5%	8.3%	8.2%	8.2%	7.8%

Tangible book value per share:
Total stockholders' equity	$1,663,391	$1,459,346	$1,421,090	$1,417,214	$1,388,563
Less: Goodwill and other intangible assets	750,755	704,926	712,036	728,251	747,552
Tangible common equity	$912,636	$754,420	$709,054	$688,963	$641,011

Common shares outstanding	58,693,304	55,219,596	57,886,114	57,886,114	57,886,114
Book value per share - GAAP	$28.34	$26.43	$24.55	$24.48	$23.99
Tangible book value per share	$15.55	$13.66	$12.25	$11.90	$11.07
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

	For the quarter ended:
	Sept. 30, 2016	June. 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014
	(Dollars in thousands except share and per share amounts)
Operating Data:
Interest and dividend income	$107,718	$100,189	$94,307	$93,484	$92,721	$91,878	$88,204	$90,578
Interest expense	9,491	8,537	7,969	7,527	7,296	7,340	7,579	7,669
Provision for loan and lease losses	5,063	5,372	2,631	3,889	1,633	4,410	9,679	3,319
Noninterest income	15,798	9,097	8,999	8,644	9,049	10,005	6,936	7,900
Noninterest expense	57,342	61,222	44,855	44,220	44,835	46,430	48,438	47,091
Net income	33,758	26,360	30,674	30,461	33,812	28,832	19,724	26,697
Net interest income	98,227	91,652	86,338	85,957	85,425	84,538	80,625	82,909
Adjusted net interest income (FTE) (1)	95,344	88,552	82,954	82,131	81,566	80,826	76,908	79,131
Net interest margin (FTE) (1)	3.92%	3.95%	3.99%	3.98%	3.98%	3.95%	3.89%	3.91%
Adjusted net interest margin (FTE) (1)	3.73%	3.74%	3.75%	3.73%	3.72%	3.70%	3.64%	3.67%
Earnings per common share - diluted	$0.57	$0.46	$0.55	$0.55	$0.60	$0.50	$0.34	$0.46
Adjusted earnings per common share - diluted (1)	$0.60	$0.59	$0.56	$0.55	$0.60	$0.50	$0.34	$0.46

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Quarterly Financial Measures Reconciliations".

(2) Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
Non-GAAP Quarterly Financial Measures Reconciliations
For more information on these financial measures, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

	For the quarter ended:
	Sept. 30, 2016	June. 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June. 30, 2015	March 31, 2015	Dec. 31, 2014
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income - GAAP	$33,758	$26,360	$30,674	$30,461	$33,812	$28,832	$19,724	$26,697
Add: Acquisition expenses	2,742	12,179	771	—	—	—	—	—
Add: tax effect at 38%	(1,042)	(4,628)	(293)	—	—	—	—	—
Adjusted net income	$35,458	$33,911	$31,152	$30,461	$33,812	$28,832	$19,724	$26,697

Weighted average diluted common shares outstanding	58,938,367	57,176,705	55,408,876	55,393,452	56,215,947	57,959,202	57,916,802	57,895,783
Earnings per common share - diluted	$0.57	$0.46	$0.55	$0.55	$0.60	$0.50	$0.34	$0.46
Adjusted earnings per common share - diluted	$0.60	$0.59	$0.56	$0.55	$0.60	$0.50	$0.34	$0.46

	For the quarter ended:
	Sept. 30, 2016	June. 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June. 30, 2015	March 31, 2015	Dec. 31, 2014
	(Dollars in thousands except share and per share amounts)
Adjusted net interest income (FTE):
Net interest income	$98,227	$91,652	$86,338	$85,957	$85,425	$84,538	$80,625	$82,909
Add: Tax equivalent adjustment	2,012	1,905	1,791	1,826	1,778	1,704	1,590	1,504
Net interest income (FTE)	100,239	93,557	88,129	87,783	87,203	86,242	82,215	84,413
Add: Current realized derivative gain (loss)	(4,895)	(5,005)	(5,175)	(5,652)	(5,637)	(5,416)	(5,307)	(5,282)
Adjusted net interest income (FTE)	$95,344	$88,552	$82,954	$82,131	$81,566	$80,826	$76,908	$79,131

Average interest earning assets	$10,173,743	$9,528,576	$8,892,465	$8,764,649	$8,693,471	$8,756,244	$8,560,477	$8,556,688
Net interest margin (FTE)*	3.92%	3.95%	3.99%	3.98%	3.98%	3.95%	3.89%	3.91%
Adjusted net interest margin (FTE)**	3.73%	3.74%	3.75%	3.73%	3.72%	3.70%	3.64%	3.67%

* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Tax Equivalent Presentation
All references to net interest income, net interest margin, interest income on non ASC 310-30 loans, yield on ASC 310-30 loans and the related non-GAAP adjusted measure of each item are presented on a fully-tax equivalent basis unless otherwise noted.
Overview
We are a full-service regional bank holding company focused on relationship-based business and agribusiness banking. We serve our customers through 173 branches in attractive markets in nine states: Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. During the fiscal year, we have consolidated our branch network by a net of 8 branches, excluding branches acquired in the HF Financial acquisition. We do not believe these changes will have a material impact on our customers or on our business as a whole.
Our acquisition of HF Financial closed on May 16, 2016, for total consideration of $142.0 million, which included stock consideration valued at $107.5 million and cash consideration of $34.5 million. The acquisition resulted in an increase in total assets with an acquired value of $1.12 billion, including loans with a fair value of $863.7 million, and deposits with a fair value of $863.1 million. We recorded $41.2 million of goodwill and $7.9 million of other intangible assets in conjunction with the acquisition. We anticipate increased revenues from the acquisition due to the addition of 23 branch locations in three states, including an expanded presence in eastern North Dakota and Minnesota, as well as cost synergies to be realized in future periods through the elimination of redundant operations.
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
The principal sources of our revenues and cash flows are: (i) interest and fees earned on loans made or held by our bank; (ii) interest on fixed income investments held by our bank; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at our bank; (v) gain on the sale of loans held for sale; (vi) securities gains; and (vii) merchant and card fees. Our principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining our bank's loan and deposit functions; (iv) occupancy expenses for maintaining our bank's facilities; (v) professional fees; (vi) business development; (vii) FDIC insurance assessments; and (viii) other real estate owned expenses. The largest component contributing to our net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings). One of management's principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.
Net income was $121.3 million for fiscal year 2016, an increase of $12.2 million, or 11.2%, compared to fiscal year 2015. Adjusted net income, which excludes the effect of one-time acquisition expenses of $15.7 million related to the HF Financial acquisition was $131.0 million, an increase of $21.9 million, or 20.1%. The increase was mainly attributable to increased net interest income resulting from organic and inorganic balance sheet growth and higher noninterest income, partially offset by increased noninterest expenses. For more information on our adjusted net income, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".
Our efficiency ratio, which measures our ability to manage noninterest expenses, remained strong during the year at 49.6%, higher than the previous year primarily due to one-time acquisition expenses of $15.7 million related to the HF Financial acquisition. For more information on our efficiency ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".
Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest bearing liabilities, was 3.96%, 3.94% and 4.02%, respectively, for fiscal years 2016, 2015 and 2014. Adjusted net interest margin, which adjusts for the realized gain (loss) on interest rate swaps, was 3.74%, 3.68% and 3.79%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin were 2 and 6 basis points higher, respectively, compared to fiscal year 2015 primarily as a result of asset growth and mix, including the growth in average total loans of 11.8% as a proportion of interest earning assets partially offset by an 11 basis point decrease in the yield on total loans.
Net interest margin and adjusted net interest margin for fiscal year 2015 declined 8 and 11 basis points, respectively, compared to fiscal year 2014 due to reduced asset yields. Pricing on new loans continued to be impacted by competitive pressures in the market and the continued near-zero benchmark interest rate environment, while investment portfolio yields have also declined. These reductions in asset yields were partially offset by reductions in the cost of deposits over the same periods, due to a continued favorable change in deposit mix. For more information on our adjusted net interest margin, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".
Net income for the year represents earnings per fully diluted common share of $2.14, compared to $1.90 for fiscal year 2015. On October 27, 2016, our Board of Directors declared a dividend of $0.17 per common share payable on November 23, 2016 to owners of record as of the close of business on November 11, 2016. This represents an increase of 21.4% compared to recent quarterly dividends of $0.14 per common share.
Total loans increased $1.36 billion compared to September 30, 2015, from $7.33 billion to $8.68 billion, an increase of 18.5%, including $863.7 million of loans at fair value acquired in the HF Financial acquisition. Excluding the acquired loans, net growth for the fiscal year was $493.7 million, or 6.7%. The net organic growth during the year was primarily driven by $416.6 million of commercial real estate ("CRE") loan growth and $117.6 million of agriculture loan growth, partially offset by a $35.6 million reduction in residential real estate loans outstanding. Deposits increased for fiscal year 2016 to $8.60 billion from $7.39 billion, an increase of $1.22 billion or 16.5%, including $863.1 million of deposits at fair value acquired in the HF Financial acquisition.

Excluding the acquired deposits, net deposit growth for the year was $354.6 million, or 4.8%. Organic deposit growth was driven by growth in both commercial deposits and consumer deposits, where growth in checking and savings balances outpaced the continued runoff of time deposit accounts.
Loans classified as "Watch" status were $327.6 million as of September 30, 2016, an increase of $17.2 million, or 5.6%, from September 30, 2015 and loans classified as "Substandard" were $241.6 million, an increase of $58.0 million, or 31.6%, over the same period. Loans acquired in the HF Financial acquisition contributed $83.1 million of the increase in "Watch" loans and $16.7 million of the increase in "Substandard" loans at September 30, 2016, meaning the net change excluding HF Financial loans was a reduction to "Watch" and a moderate increase to "Substandard" loans. The reduction in loans graded "Watch" was primarily driven by the upgrade of a number of CRE loans to "Pass" status and the downgrade of one larger C&I exposure that is heavily dependent on the agriculture industry. The increase in loans graded "Substandard" was primarily driven by the previously mentioned C&I downgrade, partially offset by the net charge-offs recorded during the period, loans upgraded to "Watch" or better and loan principal payments received. Within the agriculture loan segment, individual loan relationships were both upgraded and downgraded during the period but overall levels of "Watch" and "Substandard" loans improved slightly.
At September 30, 2016, nonaccrual loans were $126.4 million, with $4.1 million of the balance covered by FDIC loss-sharing arrangements. Total nonaccrual loans increased by $58.1 million, or 85.1%, during the year driven by the deterioration of a small number of lending relationships in the C&I and agriculture loan portfolios, which have been closely monitored and managed for a number of quarters, and had previously been classified as "Substandard" loans. OREO balances decreased by $5.6 million, or 35.3%, during the year, driven primarily by the liquidation of a number of sizable assets during the year.
Excluding charge-offs on acquired loans subject to purchase accounting fair value adjustments, net charge-offs for fiscal year 2016 were $9.5 million, or 0.12% of average loans, compared to $9.4 million, or 0.13% of average loans in fiscal year 2015, an increase of $0.1 million or 1.6%.
Our capital position is strong and stable, with Tier 1 capital, total capital and Tier 1 leverage ratios of 11.1%, 12.2% and 9.5%, respectively, at September 30, 2016, compared to 10.9%, 12.1% and 9.1%, respectively, at September 30, 2015. In addition, our Common Equity Tier 1 ratio was 10.2% at September 30, 2016, compared to 10.1% at September 30, 2015. Our tangible common equity to tangible assets ratio was 8.5% at September 30, 2016, compared to 8.3% at September 30, 2015. All regulatory capital ratios remain above regulatory minimums to be considered "well capitalized." For more information on our tangible common equity to tangible assets ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".
Key Factors Affecting Our Business and Financial Statements
Economic Conditions
Our loan portfolio can be affected in several ways by changes in economic conditions in our local markets and across the country. For example, declining local economic prospects can reduce borrowers’ willingness to take out new loans or our expectations of their ability to repay existing loans, while declining national conditions can limit the markets for our commercial and agribusiness borrowers’ products. Conversely, rising consumer and business confidence can increase demand for loans to fund consumption and investments, which can lead to opportunities for us to grant new loans and further develop our banking relationships with our customers. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, inflation and price levels (particularly for agricultural commodities), monetary policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Because C&I and owner-occupied CRE borrowers are particularly exposed to external economic conditions such as consumer sentiment, repayment of C&I and owner-occupied CRE loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. These loans totaled approximately $2.84 billion, or 32.5%, of our total loan portfolio as of September 30, 2016. In addition, agricultural loans, which comprised 24.8% of our loan portfolio as of September 30, 2016, depend on the health of the agricultural industry broadly and in the location of the borrower in particular and on commodity prices.
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
The cost of our deposits and short-term borrowings is largely based on short-term interest rates, the level of which is driven primarily by the Federal Reserve’s actions. However, the yields generated by our loans and securities are typically driven by longer-term interest rates, which are dictated by the market or, at times, the Federal Reserve’s actions, and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates, the changing mix in our funding sources and the pace at which such movements occur. In 2015 and 2016, short-term and long-term interest rates continued to be very low by historical standards, despite the Federal Reserve raising short-term interest rates by 25 basis points in December 2015 and market conditions driving one- and three-month London Interbank Offered Rates ("LIBOR") rates higher in 2016. Further declines in the yield curve or a decline in longer-term yields relative to short-term yields (a flatter yield curve) would have an adverse impact on our net interest margin and net interest income. Increases in the yield curve or an increase in longer-term yields relative to short-term yields (a steeper yield curve) would have a positive impact on our net interest margin and net interest income.
See “Item 1A. Risk Factors—Risks Related to Our Business—We are subject to interest rate risk” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Asset Quality and Loss-Sharing Arrangements
Our asset quality remained strong during fiscal year 2016 with net charge-offs as a percentage of average loans of 12 basis points. We continue to run off assets from our acquisition of TierOne Bank that are not part of our core lending business, including non-owner-occupied CRE loans and construction and development loans, particularly those outside our footprint. At September 30, 2016, we had approximately $139.1 million of loans acquired as part of the TierOne Bank acquisition, representing 1.6% of our overall loan portfolio and approximately $817.6 million of loans acquired as part of the HF Financial acquisition, representing 9.4% of our overall loan portfolio. The majority of our loans acquired from TierOne Bank continue to be subject to a loss-sharing arrangement with the FDIC where we are indemnified by the FDIC for 80% of our losses associated with any covered loans. While our ability to seek indemnification under the commercial loss-sharing arrangement terminated in June 2015, the single-family loss-sharing arrangement, which covered $73.3 million in loans at September 30, 2016, does not terminate until June of 2020. The amount of reimbursement we receive as a result of these indemnity payments, and the amount of income derived from the underlying loans, has decreased over time as the volume of covered loans we continue to hold declines. To date, we have not had any indemnity claims arising from the FDIC loss-sharing arrangements rejected by the FDIC. Future indemnity claims may be denied if we fail to comply with the requirements of our loss-sharing arrangements with the FDIC, which could result in additional losses and charge-offs related to these loans. See “Item 1A. Risk Factors—Risks Related to Our FDIC—Assisted Acquisition of TierOne Bank and other Acquisitions—Our ability to obtain reimbursement under the loss-sharing agreements on covered assets depends on our compliance with the terms of the loss-sharing agreements.”
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
Payment of Interest on Demand Deposits. In addition, effective July 2011, the Dodd-Frank Act repealed the prohibition restricting depository institutions from paying interest on demand deposits, such as checking accounts. We offer an interest-bearing corporate checking account, but interest rates on this product remain low due to current market conditions. Consequently, this change has not significantly affected our financial results. If interest rates on this product increase in the future, our business may be affected.
Basel III and Its Implementing Regulations. In July 2013, the federal bank regulators approved new regulations implementing the Basel III capital framework and various provisions of the Dodd-Frank Act. These regulations became effective for us on January 1, 2015, subject to phase-in of various provisions. The most significant changes from the current risk-based capital guidelines applicable to us were the revisions affecting the numerator in regulatory capital calculations and the increased risk weightings for higher-volatility CRE loans, for revolving lines of credit of less than one year in duration and for past-due and impaired loans. See “—Capital” and "Item 1A. Risk Factors—Risks Related to the Regulatory Oversight of Our Business—We may be subject to more stringent capital requirements in the future" for further information.
Interchange Fees. Prior to 2016, we were subject to the interchange fee cap adopted under the Durbin Amendment to the Dodd-Frank Act as a result of our affiliation with NAB. Because our consolidated total assets remained under $10 billion as of December 31, 2015, we were able to qualify for the small issuer exemption from the interchange fee cap for a period of time. Reliance on the small issuer exemption does not exempt us from federal regulations prohibiting network exclusivity arrangements or from routing restrictions, however, and those regulations have negatively affected the interchange income we have received from our debit card network. The small issuer exemption applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. Because we expect our total assets to exceed $10.0 billion as of December 31, 2016, we expect that we will once again become subject to the interchange fee caps in July 2017, resulting in a negative impact on the debit card and ATM fees we receive after that date. While the ultimate amount of this reduction is difficult to estimate as it is influenced by consumer behavior outside of our control, we expect the decrease to be approximately $10 million, pre-tax, on an annualized basis. However, we were only exempt from the fee caps for a portion of fiscal year 2016 and expect to be exempt for a portion of fiscal year 2017, so we expect the year-over-year revenue impact to be slightly lower.
Heightened Prudential Requirements. We and our bank both exceeded $10 billion in total consolidated assets during fiscal year 2016. Following the fourth consecutive quarter (and any applicable phase-in period) where we or our bank exceeds this threshold, we or our bank, as applicable, will become subject to a number of additional requirements (such as annual stress testing requirements implemented pursuant to the Dodd-Frank Act and general oversight by the CFPB) that will impose additional compliance costs on our business. We expect this to occur in fiscal year 2017. See “Item 1. Business—Supervision and Regulation—Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets.” We have begun preparing to comply with the rules when they become applicable. For example, we have begun running periodic and selective stress tests on liquidity, interest rates and certain areas of our loan portfolio to prepare for compliance with FDIC stress testing requirements and we have formed working groups and project teams to carry out various compliance requirements.
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
Operational Efficiency
We believe that our focus on operational efficiency is critical to our profitability and future growth, and our management has adopted numerous processes to improve our level of operational efficiency. For example, we are focused on providing a range of profitable products and services. In addition, instead of using multiple information technology solutions, we have increased the efficiency of our operations by using a single integrated third party core processing system across all of our locations. We continue to optimize our branch network and have commenced reviews of additional internal processes and our vendor relationships, with a view to identifying opportunities to further improve efficiency and enhance earnings. We are also continuing our efforts to shift our deposit base to lower-cost customer deposits, a strategic initiative that has been primarily responsible for driving our cost of deposit funding down. To foster a culture of operational efficiency, we have implemented the management principles of Kaizen & Lean across all of our front-office and back-office operations. We feel that appropriate use of these management principles both encourages efficiency and contributes to the efficient integration of acquired businesses.
We surpassed $10 billion in consolidated total assets during fiscal year 2016. As a result, we will be subject to the Dodd-Frank Act Stress Test (DFAST) regulations and have hired and intend to hire additional staff members and implement additional processes to ensure our bank meets all the reporting regulations and we expect to incur additional costs related to this compliance requirement. For additional information on DFAST, see “Item 1A. Risk Factors—Risks Related to Our Business—We are subject to heightened regulatory requirements as we have exceeded $10 billion in assets” and “Item 1. Business—Supervision and Regulation—Capital and Stress Testing Requirements."
Goodwill and Amortization of Other Intangibles
Since 2006, we have completed nine acquisitions. We accounted for these transactions using the acquisition method of accounting, under which the acquired company’s net assets are recorded at fair value at the date of acquisition and the difference between the purchase price and fair value of the net assets acquired is recorded as goodwill, if positive, and as bargain purchase gain, if negative. At September 30, 2016, we had $739.0 million of goodwill, $622.4 million of which relates to the acquisition of us by NAB in 2008 and was pushed down to our balance sheet, with the balance relating to subsequent acquisitions completed by us.
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
As a result of these acquisitions, including the acquisition of us by NAB in 2008, we also have recorded intangible assets related to core deposits, brand intangibles, customer relationships and other intangibles. Each of these intangible assets is amortized as noninterest expense according to a specified schedule. The most significant component of these intangibles relates to our core deposits, of which $3.3 million was amortized as noninterest expense during fiscal year 2016. Total scheduled amortization for all intangible assets includes approximately $2.3 million for fiscal year 2017 and slightly lower amounts for fiscal years 2018 through 2026. For additional information on these intangible assets and their respective amortization schedules, see “Note 1. Nature of Operations and Summary of Significant Accounting Policies—Core Deposits and Other Intangibles” and “Note 13. Core Deposits and Other Intangibles” contained in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Loans and Interest Rate Swaps Accounted for at Fair Value
In the normal course of business, we enter into fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) with certain of our business and agribusiness banking customers to assist them in facilitating their risk management strategies. We mitigate our interest rate risk associated with certain of these loans by entering into equal and offsetting fixed-to-floating interest rate swap agreements for these loans with various counterparties. We have elected to account for the loans at fair value under Accounting Standards Codification, or ASC, 825 Fair Value Option. Changes in the fair value of these loans are recorded in earnings as a component of noninterest income in the relevant period. We also record an adjustment for credit risk in noninterest income based on our loss history for similar loans, adjusted for our assessment of existing market conditions for the specific portfolio of loans. If a specific relationship becomes impaired, we measure the estimated credit loss and record that amount through the credit risk adjustment.
The related interest rate swaps are recognized as either assets or liabilities in our financial statements and any gains or losses on these swaps are recorded in earnings as a component of noninterest income. The hedges are fully effective from an interest rate risk perspective, as gains and losses on our swaps are directly offset by changes in fair value of the hedged loans (i.e., swap interest rate risk adjustments are directly offset by associated loan interest rate risk adjustments). Consequently, any changes in noninterest income associated with changes in fair value resulting from interest rate movement, as opposed to changes in credit quality, on the loans are directly offset by equal and opposite charges to, or reductions in, noninterest income for the related interest rate swap. To ensure the correlation of movements in fair value between the interest rate swap and the related loan, we pass on all economic costs associated with our hedging activity resulting from loan customer prepayments (partial or full) to the borrower. For additional information about the treatment of interest rate swaps and related loans in our financial statements, see "Note 10. Derivative Financial Instruments" and “Note 25. Fair Value of Financial Instruments” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Results of Operations—Fiscal Years Ended September 30, 2016, 2015 and 2014
Overview
The following table highlights certain key financial and performance information for fiscal years 2016, 2015 and 2014:

	For the fiscal year ended September 30,
	2016	2015	2014
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest and dividend income (FTE) [1]	$403,232	$369,957	$357,139
Interest expense	33,524	29,884	32,052
Noninterest income	42,537	33,890	39,781
Noninterest expense	207,640	186,794	200,222
Provision for loan and lease losses	16,955	19,041	684
Net income	121,253	109,065	104,952
Adjusted net income [1]	$130,982	$109,065	$104,952
Common shares outstanding	58,693,304	55,219,596	57,886,114
Weighted average diluted common shares outstanding	56,729,350	57,500,878	57,886,114
Earnings per common share - diluted	$2.14	$1.90	$1.81
Adjusted earnings per common share - diluted [1]	2.31	1.90	1.81

Performance Ratios:
Net interest margin (FTE) [1]	3.96%	3.94%	4.02%
Adjusted net interest margin (FTE)[1]	3.74%	3.68%	3.79%
Return on average total assets	1.16%	1.12%	1.14%
Return on average common equity	7.9%	7.5%	7.3%
Return on average tangible common equity[1]	15.1%	15.4%	16.6%
Efficiency ratio[1]	49.6%	48.0%	50.4%

(1) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data — Non-GAAP Financial Measures Reconciliations".

For the fiscal year ended September 30, 2016:

•
net income was $121.3 million, an increase of $12.2 million, or 11.2% compared with fiscal year 2015. Adjusted net income, which excludes the effect of one-time acquisition expenses of $15.7 million related to the HF Financial acquisition was $131.0 million, an increase of $21.9 million, or 20.1%. The increase was mainly attributable to increased net interest income resulting from organic and inorganic balance sheet growth and higher noninterest income, partially offset by increased noninterest expenses;

•
net interest margin and adjusted net interest margin were 3.96% and 3.74%, respectively, an increase of 2 and 6 basis points over fiscal year 2015, respectively, primarily as a result of asset growth and mix, including the growth in average total loans of 11.8% as a proportion of interest earning assets partially offset by an 11 basis point decrease in the yield on total loans. Net interest margin and adjusted net interest margin for fiscal year 2015 decreased by 8 and 11 basis points compared to fiscal year 2014, respectively, due to declines in asset yields, partially offset by declining deposit costs;

•
provision for loan and lease losses was $17.0 million, a decrease of $2.0 million compared with fiscal year 2015. The decrease was due to a small number of primarily C&I exposures that were provided for in the second quarter of 2015;

•
noninterest income was $42.5 million, an increase of $8.6 million, or 25.5%, compared with fiscal year 2015. A substantial portion of the increase was driven by an increase in service charges and other fees through higher debit card interchange rates, offset by lower fee income related to consumer and commercial deposit relationships;

•
noninterest expense was $207.6 million, an increase of $20.8 million, or 11.2%, compared with fiscal year 2015. A substantial portion of the increase was due to $15.7 million of one-time acquisition expenses incurred in the HF Financial acquisition and an increase in salaries and employee benefits of $8.4 million due in part to employees added as a part of the HF Financial acquisition, which was offset by a reduction in net loss recognized on repossessed property and other related expenses of $4.1 million; and

•
return on average total assets was 1.16% for fiscal year 2016, an increase of 4 basis points, from 1.12% for fiscal year 2015, while return on average tangible common equity was 15.1%, a decrease of 30 basis points, from 15.4% for the same period, driven by higher average equity balances.

Our adjusted net income, adjusted net interest margin, adjusted net interest income, adjusted noninterest expense and return on average tangible common equity discussed above are all non-GAAP financial measures. For more information on these financial measures, see “Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".
Net Interest Income
The following tables present net interest income, net interest margin and adjusted net interest margin for fiscal years 2016, 2015 and 2014:

	For the fiscal year ended September 30,
	2016	2015	2014
	(dollars in thousands)
Net interest income:
Total interest and dividend income (FTE) (1)	$403,232	$369,957	$357,139
Less: Total interest expense	33,524	29,884	32,052
Net interest income (FTE) (1)	369,708	340,073	325,087
Less: Provision for loan and lease losses	16,955	19,041	684
Net interest income after provision for loan and lease losses (FTE) (1)	$352,753	$321,032	$324,403

Net interest margin (FTE) and adjusted net interest margin (FTE) (1):
Average interest-earning assets	$9,339,858	$8,641,719	$8,093,861
Average interest-bearing liabilities	$8,760,173	$8,181,719	$7,752,325
Net interest margin (FTE) (1)	3.96%	3.94%	4.02%
Adjusted net interest margin (FTE)(1)	3.74%	3.68%	3.79%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure,, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".

Net interest income was $369.7 million in fiscal year 2016 compared to $340.1 million in fiscal year 2015, an increase of 8.7%. The increase was driven by organic and inorganic loan growth and $3.5 million of accretion income from the HF Financial ASC 310-20 loans, partially offset by $1.4 million of accrued interest charged off. Net interest margin was 3.96% in fiscal year 2016, compared with 3.94% in fiscal year 2015. Adjusted net interest margin was 3.74% and 3.68%, respectively, over the same periods. The increase was primarily as a result of asset growth and mix, including the growth in average total loans of 11.8% as a proportion of interest-earning assets partially offset by an 11 basis point decrease in the yield on total loans and a 1 basis point increase in the cost of interest-bearing liabilities.
Net interest income was $340.1 million in fiscal year 2015 compared to $325.1 million in fiscal year 2014, an increase of 4.6%. The increase was driven by higher interest income on loans, attributable to loan growth over the previous year, more gross income related to the portion of the portfolio acquired with deteriorated credit quality and lower deposit interest expense, partially offset by lower interest income on the investment portfolio. Net interest margin was 3.94% in fiscal year 2015, compared with 4.02% in fiscal year 2014. Adjusted net interest margin was 3.68% and 3.79%, respectively, over the same periods. The lower net interest margin and adjusted net interest margin were attributable to lower asset yields, partially offset by a reduction in cost of deposits. For more information on our adjusted net interest margin and adjusted net interest income, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".
The following table presents the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for fiscal years 2016, 2015 and 2014. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $694.2 million at September 30, 2016 and $597.6 million at September 30, 2015, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected below has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. ASC 310-30 loans represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Non ASC 310-30 loans represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	Fiscal year ended September 30,
	2016			2015			2014
	Average Balance	Interest (FTE)	Yield / Cost	Average Balance	Interest (FTE)	Yield / Cost	Average Balance	Interest (FTE)	Yield / Cost
	(dollars in thousands)
Assets
Cash and cash equivalents	$122,651	$574	0.47%	$244,850	$652	0.27%	$167,982	$455	0.27%
Investment securities	1,366,925	24,680	1.81%	1,377,718	24,271	1.76%	1,419,354	27,411	1.93%
Non ASC 310-30 loans, net [1]	7,736,454	370,521	4.79%	6,889,738	336,194	4.88%	6,311,857	323,438	5.12%
ASC 310-30 loans, net	113,828	7,457	6.55%	129,413	8,840	6.83%	194,668	5,835	3.00%
Loans, net	7,850,282	377,978	4.81%	7,019,151	345,034	4.92%	6,506,525	329,273	5.06%
Total interest-earning assets	9,339,858	403,232	4.32%	8,641,719	369,957	4.28%	8,093,861	357,139	4.41%
Noninterest-earning assets	1,079,503			1,079,201			1,149,957
Total assets	$10,419,361	$403,232	3.87%	$9,720,920	$369,957	3.81%	$9,243,818	$357,139	3.86%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,493,287			$1,350,749			$1,242,097
NOW, money market and savings deposits	5,081,401	$16,206	0.32%	4,472,223	$12,374	0.28%	3,952,765	$9,329	0.24%
Time deposits	1,345,693	8,908	0.66%	1,539,863	10,988	0.71%	1,909,269	16,435	0.86%
Total deposits	7,920,381	25,114	0.32%	7,362,835	23,362	0.32%	7,104,131	25,764	0.36%
Securities sold under agreements to repurchase	160,820	519	0.32%	168,455	563	0.33%	193,901	600	0.31%
FHLB advances and other borrowings	580,283	4,154	0.72%	554,127	3,631	0.66%	356,915	3,452	0.97%
Related party notes payable	—	—	—%	34,301	771	2.25%	41,295	921	2.23%
Subordinated debentures and subordinated notes payable	98,689	3,737	3.79%	62,001	1,557	2.51%	56,083	1,315	2.34%
Total borrowings	839,792	8,410	1.00%	818,884	6,522	0.80%	648,194	6,288	0.97%
Total interest-bearing liabilities	8,760,173	$33,524	0.38%	8,181,719	$29,884	0.37%	7,752,325	$32,052	0.41%
Noninterest-bearing liabilities	117,344			82,978			60,721
Stockholders' equity	1,541,844			1,456,223			1,430,772
Total liabilities and stockholders' equity	$10,419,361			$9,720,920			$9,243,818
Net interest spread			3.49%			3.44%			3.45%
Net interest income and net interest margin (FTE) [2]		$369,708	3.96%		$340,073	3.94%		$325,087	4.02%
Less: Tax equivalent adjustment		$7,534			$6,576			$4,663
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$362,174	3.88%		$333,497	3.86%		$320,424	3.96%

[1] Interest income includes $3.7 million, $0.2 million and $1.8 million for the fiscal year 2016, 2015 and 2014, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

[2] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure,, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".

Interest and Dividend Income
The following tables presents interest and dividend income for fiscal years 2016, 2015 and 2014:

	Fiscal year ended September 30,
	2016	2015	2014
	(dollars in thousands)
Interest and dividend income:
Loans (FTE) (1)	$377,978	$345,034	$329,273
Taxable securities	23,249	22,973	26,363
Nontaxable securities	230	51	80
Dividends on securities	1,201	1,247	968
Federal funds sold and other	574	652	455
Total interest and dividend income (FTE) (1)	403,232	369,957	357,139
Tax equivalent adjustment	7,534	6,576	4,663
Total interest and dividend income (GAAP)	$395,698	$363,381	$352,476
Total interest and dividend income consists primarily of interest income on loans and interest and dividend income on our investment portfolio. Total interest and dividend income was $403.2 million for fiscal year 2016, compared to $370.0 million for fiscal year 2015 and $357.1 million for fiscal year 2014. Significant components of interest and dividend income are described in further detail below.
Loans. Interest income on all loans increased to $378.0 million in fiscal year 2016 from $345.0 million in fiscal year 2015, an increase of 9.6% during the year. Average net loan balances for fiscal year 2016 were $7.85 billion, representing an 11.8% increase compared to the same period in fiscal year 2015. Growth was focused in the CRE and agriculture segments of the portfolio offset with a slight contraction in the residential real estate segment of the portfolio. The largest contributor to growth during fiscal year 2016 was CRE which was distributed across the non-owner-occupied, owner-occupied, construction and development and multi-family residential real estate subsegments across a diverse range of projects with a continued focus on limiting exposure to land development and other projects that are speculative in nature. Interest income on ASC 310-30 loans decreased $1.4 million between the two periods, primarily driven by lower average balances prior to the acquisition of HF Financial in the third quarter of 2016.
Interest income on all loans increased to $345.0 million in fiscal year 2015 from $329.3 million in fiscal year 2014, an increase of 4.8% during the year. The growth was driven primarily by higher average loan balances driven by organic loan origination over the course of the year, partially offset by lower overall loan yields as a result of pricing pressure on new and renewed loans. Interest income on ASC 310-30 loans increased $3.0 million between the two periods, primarily driven by lower amortization of the indemnification assets related to these loans in the current period as those assets related to the commercial FDIC loss-sharing arrangement were amortized prior to the expiration of the arrangement.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on loans, other than ASC 310-30 loans, was 4.79% for fiscal year 2016, a decrease of 9 basis points compared to 4.88% for fiscal year 2015 and a decrease of 24 basis points from 5.12% for fiscal year 2014. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on loans, other than ASC 310-30 loans, was 4.52% for the current fiscal year, a 5 basis point decrease compared to fiscal year 2015 and a 27 basis point decrease compared to fiscal year 2014. These decreases continue to be attributable to the competitive interest rate environment for high quality commercial and agricultural credits across our footprint and a prolonged rate cycle with very low short-term rates. We have begun to benefit from a period-over-period increase in short-term LIBOR rates which has reduced the net cost of pay fixed, receive floating interest rate swaps the Company utilizes related to certain fixed rate loans.
The average yield on ASC 310-30 loans was 6.55% for fiscal year 2016, compared to 6.83% for fiscal year 2015 and 3.00% for fiscal year 2014. The yield on this portion of the portfolio is heavily impacted by the amortization rates for the related FDIC indemnification asset, which is recorded through interest income. The portfolio continues to run off and represents a very small portion of the overall loan portfolio with average balances of $113.8 million, $129.4 million and $194.7 million for fiscal years 2016, 2015 and 2014, respectively, which represents 1.4%, 1.8% and 3.0% of the total average loan portfolio, respectively.
The average duration, net of interest rate swaps, of the loan portfolio was a relatively short 1.3 years as of September 30, 2016. Approximately 47.6%, or $4.10 billion, of the portfolio is comprised of fixed rate loans, of which $1.13 billion of loans are fixed-rate loans with an original term of 5 years or greater which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. Of the remaining floating rate loans in the portfolio, approximately 55% are indexed to Wall Street Journal Prime, 25% to 5-year Treasuries and the balance to various other indices. These loans have an average interest rate floor 69 bps above market rates.
Loan-related fee income of $11.1 million is included in interest income for fiscal year 2016 compared to $9.4 million for fiscal year 2015 and $8.4 million for fiscal year 2014. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $3.8 million, $7.6 million and $14.6 million for fiscal years 2016, 2015 and 2014, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.36 billion as of September 30, 2016, and 2015. Interest and dividend income on investments includes income earned on investment securities and FHLB stock. Interest and dividend income on investments increased to $24.7 million in fiscal year 2016 from $24.3 million in fiscal year 2015, an increase of 1.7%. The increase was driven by a 5 basis point increase in the fiscal year 2016 yield to 1.81% from 1.76% for fiscal year 2015 offset by a decrease in average balances.
In fiscal year 2015, interest and dividend income on investments decreased to $24.3 million from $27.4 million in fiscal year 2014, a decrease of 11.5%, driven entirely by the decrease in average balance of the portfolio and yields which decreased 17 basis points year-over-year from 1.93% in fiscal year 2014 to 1.76% in fiscal year 2015.
The weighted average life of the portfolio was 3.3 years at September 30, 2016, and 3.1 years at September 30, 2015 and 2014, respectively. Average investments in fiscal years 2016, 2015 and 2014 were 14.6%, 15.9% and 17.5%, respectively, of total average interest-earning assets.
Interest Expense
The following table presents interest expense for fiscal years 2016, 2015 and 2014:

	For the fiscal year ended September 30,
	2016	2015	2014
	(dollars in thousands)
Interest expense
Deposits	$25,114	$23,362	$25,764
Securities sold under agreements to repurchase	519	563	600
FHLB advances and other borrowings	4,154	3,631	3,452
Related party notes payable	—	771	921
Subordinated debentures and subordinated notes payable	3,737	1,557	1,315
Total interest expense	$33,524	$29,884	$32,052
Total interest expense consists primarily of interest expense on five components: deposits, securities sold under agreements to repurchase, FHLB advances and other borrowings, related party notes payable and our outstanding subordinated debentures and subordinated notes payable. Total interest expense increased to $33.5 million in fiscal year 2016, from $29.9 million in fiscal year 2015, an increase of $3.6 million, or 12.2%. Total interest expense decreased to $29.9 million in fiscal year 2015, from $32.1 million in fiscal year 2014, a decrease of $2.2 million, or 6.8%. Average interest-bearing liabilities increased to $8.76 billion in fiscal year 2016 from $8.18 billion in fiscal year 2015 and $7.75 billion in fiscal year 2014, increases of $578.5 million, or 7.1%, and $429.4 million, or 5.5%, respectively. The average cost of total interest-bearing liabilities increased to 0.38% in fiscal year 2016, compared to 0.37% in fiscal year 2015 and decreased from 0.41% in fiscal year 2014. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of non-interest-bearing demand accounts, money market and savings accounts, NOW accounts, savings accounts and time deposits, was $25.1 million in fiscal year 2016 compared with $23.4 million in fiscal year 2015, an increase of $1.8 million, or 7.5%. Interest expense on deposits was $23.4 million in fiscal year 2015 compared with $25.8 million in fiscal year 2014, a decrease of $2.4 million, or 9.3%. Average deposit balances were $7.92 billion in fiscal year 2016, compared with $7.36 billion in fiscal year 2015 and $7.10 billion for fiscal year 2014. Our average deposits increased 7.6% during fiscal year 2016, and the average rate paid on deposits remained stable at 0.32% for fiscal year 2016 and 2015. At September 30, 2016, our total deposits were $8.60 billion, an increase of 16.5%, including $863.1 million of deposits at fair value acquired from HF Financial at acquisition date, compared to September 30, 2015.

Average non-interest-bearing demand account balances comprised 18.9% of average total deposits for fiscal year 2016 compared with 18.3% for fiscal year 2015, and 17.5% for fiscal year 2014. Total average other liquid accounts, consisting of money market and savings accounts, continued to increase in fiscal year 2016 to 64.2% of total average deposits, compared to 60.7% of total average deposits for fiscal year 2015 and 55.6% in fiscal year 2014, while time deposit accounts decreased in fiscal year 2016 to 17.0% of total average deposits from 21.0% in fiscal year 2015 and 26.9% in fiscal year 2014. These trends in the composition of our deposit portfolio represent a continuation of our strategy to move away from more costly time deposit accounts toward more cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature. This transition, as well as continued low benchmark interest rates, have driven a significant decrease in our cost of deposits among these three periods.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $4.2 million for fiscal year 2016, compared to $3.6 million for fiscal year 2015 and $3.5 million for fiscal year 2014, reflecting weighted average cost of 0.72%, 0.66% and 0.97%, respectively. Our average balance for FHLB advances and other borrowings increased to $580.3 million in fiscal year 2016 from $554.1 million in fiscal year 2015 and $356.9 million in fiscal year 2014, an increase of 4.7% and 55.3% in each period, respectively. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 6.6% for fiscal year 2016, 6.8% for fiscal year 2015 and 4.6% for fiscal year 2014. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. Our total outstanding FHLB advances were $871.0 million at September 30, 2016, compared with $581.0 million at September 30, 2015 and $575.0 million at September 30, 2014. The weighted average contractual rate paid on our FHLB advances was 0.69% at September 30, 2016, 0.61% at September 30, 2015 and 0.62% at September 30, 2014. The average tenor of our FHLB advances was 52 months, 60 months and 56 months at September 30, 2016, 2015 and 2014, respectively. The amount of other borrowings and related interest expense are immaterial in each of fiscal years 2016, 2015 and 2014.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At September 30, 2016, we had pledged $3.11 billion of loans to the FHLB, against which we had borrowed $871.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding subordinated debentures and subordinated notes payable was $3.7 million for fiscal year 2016, $1.6 million for fiscal year 2015, and $1.3 million for fiscal year 2014. At September 30, 2016, September 30, 2015 and September 30, 2014, the weighted average contractual rate on outstanding junior subordinated debentures and subordinated notes payable was 4.88%, 2.39% and 2.29%, respectively. The increase in fiscal year 2016 was primarily driven by $35.0 million of junior subordinated debentures we issued in July 2015 at a higher rate than the related party note rates. We primarily used the proceeds to repay the outstanding subordinated capital note issued to NAB New York Branch.
Securities Sold Under Agreements to Repurchase; Related Party Notes Payable. Securities sold under agreements to repurchase represent retail repurchase agreements with customers and, together, with our related party notes payable, represent a small portion of our overall funding profile. The interest expense associated with securities sold under agreements to repurchase remained largely consistent between fiscal year 2016, 2015, and 2014. In fiscal year 2016, the interest expense associated with related party notes payable decreased compared to fiscal year 2015 and 2014 due to the repayment of the subordinated capital note issued to NAB New York Branch on July 31, 2015.
Rate and Volume Variances
Net interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets and average interest-bearing liabilities. Rate changes result from increases or decreases in the yields earned on assets or the rates paid on liabilities.
The following tables present for each of the last two fiscal years a summary of the changes in interest income and interest expense on a tax equivalent basis resulting from changes in the volume of average asset and liability balances and changes in the average yields or rates compared with the preceding fiscal year. If significant, the change in interest income or interest expense due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance. The table illustrates the continued benefit of balance sheet growth, mainly within loans funded by cost-effective deposit growth, partially offset by a reduction in net interest margin most pronounced in loan yield.

	2016 vs 2015			2015 vs 2014
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$(422)	$344	$(78)	$205	$(8)	$197
Investment securities	(174)	583	409	(822)	(2,318)	(3,140)
Non ASC 310-30 loans	41,433	(7,105)	34,328	28,708	(15,952)	12,756
ASC 310-30 loans	(1,016)	(368)	(1,384)	(2,476)	5,481	3,005
Total loans	40,417	(7,473)	32,944	26,232	(10,471)	15,761
Total increase (decrease)	39,821	(6,546)	33,275	25,615	(12,797)	12,818

Increase (decrease) in interest expense:
NOW, money market & savings deposits	1,827	2,005	3,832	1,315	1,730	3,045
Time deposits	(1,305)	(776)	(2,081)	(2,891)	(2,556)	(5,447)
Securities sold under agreements to repurchase	(24)	(19)	(43)	(82)	45	(37)
FHLB advances and other borrowings	181	342	523	1,525	(1,346)	179
Related party notes payable	(771)	—	(771)	(157)	7	(150)
Subordinated debentures and subordinated notes payable	1,177	1,003	2,180	146	96	242
Total increase (decrease)	1,085	2,555	3,640	(144)	(2,024)	(2,168)
Increase (decrease) in net interest income (FTE)	$38,736	$(9,101)	$29,635	$25,759	$(10,773)	$14,986
Provision for Loan and Lease Losses
We recognized a provision for loan and lease losses of $17.0 million for fiscal year 2016 compared to a provision for loan and lease losses of $19.0 million for fiscal year 2015, a decrease of $2.0 million. The decrease in provision for loan and lease losses compared to fiscal year 2015 was attributable to a small number of primarily C&I exposures that were provided for in the second quarter of 2015. The required specific allowance for loan and lease losses ("ALLL") increased by $9.4 million due to the deterioration of a small number of specific loan relationships primarily in the agriculture sector. Included within the $17.0 million provision for loan and lease losses was a net recoupment of $1.1 million during fiscal year 2016 associated with ASC 310-30 loans. This compares to a recoupment of $0.7 million related to this portion of the portfolio recorded in fiscal year 2015. The net change in the amount of provision for loan and lease losses related to this portion of the portfolio was driven by improvements in the level of customer principal and interest cash flows that we received and expect to receive in future periods.
We recognized a provision for loan and lease losses of $19.0 million for fiscal year 2015 compared to a provision for loan and lease losses of $0.7 million for fiscal year 2014, an increase of $18.3 million. The increase in provision for loan and lease losses compared to fiscal year 2014 was attributable to a number of factors during the year and resulted in an increase in required ALLL. The required specific ALLL increased by $5.1 million due to the deterioration of a small number of specific loan relationships. The collective ALLL also increased due in part to management’s judgment about the level of incurred losses present in the loan portfolio and in part due to net loan growth recorded during the year. The provision for loan and lease losses exceeded net charge offs during the fiscal year 2015 by $9.7 million driving the ratio of ALLL to total loans from 0.70% at September 30, 2014 to 0.78% at September 30, 2015. Included within the $19.0 million provision for loan and lease losses was a net recoupment of $0.7 million during fiscal year 2015 associated with ASC 310-30 loans. This compares to an improvement of $3.8 million related to this portion of the portfolio recorded in fiscal year 2014.

	Fiscal year ended September 30,
	2016	2015	2014
	(dollars in thousands)
Provision for loan and lease losses, non ASC 310-30 loans *	$18,011	$19,718	$4,456
Provision for loan and lease losses, ASC 310-30 loans	(1,056)	(677)	(3,772)
Provision for loan and lease losses, total	$16,955	$19,041	$684

* As presented above, the non ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.

Total Credit-Related Charges
In addition to the lower provision for loan and lease losses we incurred during the current fiscal year compared to the 2015 fiscal year, we recognized other credit-related charges during the year, as discussed elsewhere within this report. We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and prior fiscal years, is helpful to understanding the overall impact on our yearly results of operations. Net OREO charges include OREO operating costs, valuation adjustments and gain (loss) on sale of OREO properties, each of which entered OREO as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the Fair Value Option; these amounts reflect expected credit losses in the portfolio.

		For the fiscal year ended September 30,
	Included within F/S Line Item(s):	2016	2015	2014
		(dollars in thousands)
Provision for loan and lease losses	Provision for loan and lease losses	$16,955	$19,041	$684
Net OREO charges	Net loss on repossessed property and other related expenses	1,263	5,382	8,644
(Recovery) reversal of interest income on nonaccrual loans	Interest income on loans	1,433	372	(435)
Loan fair value adjustment related to credit	Net increase in fair value of loans at fair value	1,618	3,703	18
Total		$21,269	$28,498	$8,911
Noninterest Income
The following table presents noninterest income for the periods ended September 30, 2016, 2015 and 2014:

	Fiscal year ended September 30,
	2016	2015	2014
	(dollars in thousands)
Noninterest income
Service charges and other fees	$46,209	$39,134	$40,204
Wealth management fees	7,283	7,412	7,228
Mortgage banking income, net	7,261	6,694	5,539
Net gain on sale of securities	160	310	90
Other	3,968	5,686	4,993
Subtotal, product and service fees	64,881	59,236	58,054
Net increase in fair value of loans at fair value	26,314	36,742	11,904
Net realized and unrealized (loss) on derivatives	(48,658)	(62,088)	(30,177)
Subtotal, loans at fair value and related derivatives	(22,344)	(25,346)	(18,273)
Total noninterest income	$42,537	$33,890	$39,781
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
Noninterest income was $42.5 million for fiscal year 2016, compared with $33.9 million for fiscal year 2015, an increase of $8.6 million or 25.5%. This increase was mostly driven by an increase of $5.6 million in product and service fees and a net increase of $3.0 million in adjustments to the fair value of our loans held at fair value and related derivatives compared to the same period in fiscal year 2015.
Noninterest income was $33.9 million for fiscal year 2015, compared with $39.8 million for fiscal year 2014, a decrease of $5.9 million or 14.8%. A substantial portion of the decrease was driven by a net reduction of $25.3 million in loans held at fair value and related derivatives compared to a $18.3 million net reduction in fiscal year 2014. The decrease was driven primarily by the relative interest rate levels at September 30, 2014 and September 30, 2015, net growth and pricing levels in the portfolio and credit-related fair value adjustments to the loans in the portfolio.
Product and Service Fees. We recognized $64.9 million of noninterest income related to product and service fees in fiscal year 2016, an increase of $5.6 million, or 9.5%, compared to fiscal year 2015. Service charges and other fees increased by $7.1 million, accounting for the largest component of the increase, partially offset by a $1.7 million decrease in other noninterest income. Management estimates that the impact of the opportunity to charge higher debit card interchange rates for a period of time accounted for approximately $6.3 million of the increase. Fees related to commercial deposit accounts increased, partially offset by other consumer account fees primarily related to overdrafts and non-sufficient funds.. The higher allowable interchange rates are effective through June 30, 2017.
Noninterest income related to product and service fees was $59.2 million for the fiscal year 2015 compared to $58.1 million for fiscal year 2014, an increase of $1.2 million or 2.0%. The primary driver of the change was due to a $1.2 million increase in net gain on sale of loans, which represents the fees we earn originating and selling home mortgages into the secondary market. Deposit service charges and other fees declined $1.1 million, driven by a reduction in net consumer overdraft and non-sufficient funds revenue, partially offset by increased fee income related to commercial deposit accounts.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For fiscal years 2016, 2015 and 2014 these items accounted for $(22.3) million, $(25.3) million and $(18.3) million, respectively. The change was driven by a net decrease of $2.1 million in adjustments to the fair value of our loans held at fair value related to credit and a $0.9 million increase in the realized gain on the derivatives driven by interest changes. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans; we present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.
The change during fiscal year 2015 was driven by a $5.8 million difference in the changes in fair value of the loans related to credit risk and a $1.2 million increase in the realized loss on the derivatives driven primarily by interest changes.
Noninterest Expense
The following table presents noninterest expense for fiscal years 2016, 2015 and 2014:

	Fiscal year ended September 30,
	2016	2015	2014
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$109,055	$100,646	$95,105
Data processing	21,719	19,531	19,548
Occupancy expenses	15,759	14,809	17,526
Professional fees	13,572	14,024	12,233
Communication expenses	3,721	4,455	4,510
Advertising	4,267	3,940	4,746
Equipment expense	3,795	3,905	4,350
Net loss recognized on repossessed property and other related expenses	1,263	5,382	8,644
Amortization of core deposits and other intangibles	3,264	7,110	16,215
Acquisition expenses	15,692	—	—
Other	15,533	12,992	17,345
Total noninterest expense	$207,640	$186,794	$200,222
Our noninterest expense consists primarily of salaries and employee benefits, data processing, occupancy expenses, professional fees, and acquisition expenses. Noninterest expense increased to $207.6 million in fiscal year 2016 from $186.8 million in fiscal year 2015, an increase of $20.8 million or 11.2%. The increase in noninterest expense was primarily driven by the acquisition costs of $15.7 million associated with the HF Financial acquisition, and an increase in salaries and employee benefits of $8.4 million due in part to employees added as a part of the HF Financial acquisition, which was offset by a reduction in net loss recognized on repossessed property and other related expenses of $4.1 million. Our efficiency ratio was 49.6% for fiscal year 2016 and 48.0% for fiscal year 2015. For more information on our efficiency ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".
Noninterest expense decreased to $186.8 million in fiscal year 2015 from $200.2 million in fiscal year 2014, a decrease of 6.7%. The primary reason for the decrease was a $9.1 million reduction in amortization of core deposits and other intangibles along with prudent and focused expense management across the company.

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include the cost of incentive compensation, stock compensation, benefit plans, health insurance and payroll taxes. These expenses were $109.1 million for fiscal year 2016, an 8.4% increase from $100.6 million for fiscal year 2015. The increase was driven primarily by the impact of integrating HF Financial's operations into the consolidated business and standard annual wage increases. Salaries and employee benefits were $100.6 million for fiscal year 2015, a 5.8% increase from $95.1 million for fiscal year 2014. The increase was driven primarily by the impact of a standard wage increases and higher costs of employee benefits including health insurance, retirement plan contributions and other fringe benefits.
Data Processing. These expenses include payments to vendors who provide software, data processing, and services on an outsourced basis, costs related to supporting and developing Internet-based activities, credit card rewards provided to our customers and depreciation of bank-owned hardware and software. Expenses for data processing were $21.7 million for fiscal year 2016 and $19.5 million for fiscal year 2015, or an increase of 11.2%. The increase was driven primarily by the higher software-related costs and the incremental costs associated with the HF Financial acquisition. Expenses for data processing were $19.5 million for fiscal year 2015 and 2014.
Occupancy Expenses. Occupancy expenses include our branch network and administrative office locations throughout our footprint, including both owned and leased locations, property taxes and maintenance expense. These costs were $15.8 million for fiscal year 2016, $14.8 million for fiscal year 2015 and $17.5 million for fiscal year 2014. The increase in fiscal year 2016 was primarily driven by the addition of HF Financial locations acquired. The year-over-year reduction from 2015 to 2014 was primarily driven by savings related to branch closures.
Professional Fees. Professional fees include legal services required to complete transactions, resolve legal matters or delinquent loans, our FDIC and FICO assessments, and the cost of accountants and other consultants. These expenses were $13.6 million for fiscal year 2016, a 3.2% decrease from $14.0 million for fiscal year 2015. Professional fees decreased slightly in the current fiscal year from elevated levels in fiscal year 2015 related to becoming a publicly traded company. Compared to fiscal year 2014, fiscal year 2015 increased $1.8 million, or 14.6%, primarily due to costs incurred in response to becoming a publicly traded company.
Advertising. Advertising expenses rose by $0.3 million to $4.3 million in fiscal year 2016 and decreased $0.8 million to $3.9 million for fiscal year 2015. The changes resulted from re-evaluation of our advertising needs.
Net Loss Recognized on Repossessed Property and Other Assets. Our net loss on the sale of repossessed property and other assets was $1.3 million for fiscal year 2016, a decline of $4.1 million from $5.4 million for fiscal year 2015. Net loss on the sale of repossessed property and other assets was $5.4 million for fiscal year 2015, a decrease of $3.2 million from $8.6 million for fiscal year 2014. The decrease in fiscal year 2016 continued the decline from fiscal year 2015 to 2014 primarily due to the decrease in the number and carrying value of properties held as OREO and available for sale, resulting in fewer sales and lower cumulative losses.
Amortization of Core Deposits and Other Intangibles. Amortization of core deposits and other intangibles represents the scheduled amortization of specifically-identifiable intangible assets arising from acquisitions, including NAB’s acquisition of us as well as subsequent acquisitions completed by us. The most significant component of amortization of core deposits and other intangibles relates to core deposit intangible assets, which represented $0.8 million in fiscal year 2016 compared to $4.7 million in fiscal year 2015 and $13.8 million in fiscal year 2014. The intangible assets currently recorded are scheduled to amortize through May 2026. Total scheduled amortization for all intangible assets includes approximately $2.3 million for fiscal year 2017 and slightly lower amounts for fiscal years 2018 through 2026.
Other. Other noninterest expenses include costs related to business development and professional membership fees, travel and entertainment costs and other costs incurred. Other noninterest expenses increased to $15.5 million in fiscal year 2016 from $13.0 million in fiscal year 2015, an increase of 19.6%. The increase was primarily due to increased costs related to underwriting new loans. Other noninterest expenses decreased to $13.0 million in fiscal year 2015 from $17.3 million in fiscal year 2014, a decrease of 24.9%. The decrease was attributable to a $1.6 million nonrecurring gain on a branch closure during the fiscal year and lower branch closure costs.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the investments in tax-advantaged securities and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $58.9 million in fiscal year 2016 represents an effective tax rate of 32.7%, compared to $52.5 million or 32.5% for fiscal year 2015 and $54.3 million or 34.1% for fiscal year 2014, with the continuing decrease in rate compared to fiscal year 2014 primarily due to a larger amount of tax exempt interest and the mix of state and local taxes we recognized. In addition, specifically for fiscal year 2015, a resolution of a $1.7 million nonrecurring deferred tax item also influenced our lower effective tax rate.
Return on Assets and Equity
The table below presents our return on average total assets, return on average common equity, average common equity to average assets ratio and net income per average common share at and for the dates presented:

	Fiscal year ended September 30,
	2016	2015	2014
Return on average total assets	1.16%	1.12%	1.14%
Return on average common equity	7.9%	7.5%	7.3%
Average common equity to average assets ratio	14.8%	15.0%	15.5%
Analysis of Financial Condition
The following table highlights certain key financial and performance information for the last three fiscal years:

	As of September 30,
	2016	2015	2014
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$11,531,180	$9,798,654	$9,371,429
Loans(1)	8,682,644	7,325,198	6,787,467
Allowance for loan and lease losses	(64,642)	(57,200)	(47,518)
Deposits	8,604,790	7,387,065	7,052,180
Stockholders' equity	1,663,391	1,459,346	1,421,090
Tangible common equity(2)	$912,636	$754,420	$709,054
Tier 1 capital ratio	11.1%	10.9%	11.8%
Total capital ratio	12.2%	12.1%	12.9%
Tier 1 leverage ratio	9.5%	9.1%	9.1%
Common equity tier 1 ratio	10.2%	10.1%	*
Tangible common equity / tangible assets(2)	8.5%	8.3%	8.2%
Book value per share - GAAP	$28.34	$26.43	$24.55
Tangible book value per share(2)	$15.55	$13.66	$12.25
Nonaccrual loans / total loans	1.46%	0.93%	1.16%
Net charge-offs / average total loans	0.12%	0.13%	0.14%
Allowance for loan and lease losses / total loans	0.74%	0.78%	0.70%

(1) Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
(2) This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".

* Not applicable for period presented
Our total assets were $11.53 billion at September 30, 2016, compared with $9.80 billion at September 30, 2015 and $9.37 billion at September 30, 2014. The increase in total assets for fiscal year 2016 was principally attributable to the acquisition of HF Financial, which added assets with an acquired value $1.12 billion, and organic loan growth, which was $493.7 million, or 6.7%, compared to September 30, 2015. The increase in total assets from September 30, 2014 to September 30, 2015 was principally attributable to organic loan growth, partially offset by reductions in the investment portfolio, the FDIC indemnification asset and core deposits and other intangibles.
At September 30, 2016, loans as shown above were $8.68 billion, an increase of $1.36 billion, or 18.5%, from $7.33 billion at September 30, 2015. Excluding loans acquired at a fair value of $863.7 million in the HF Financial acquisition, organic loan growth was $493.7 million, or 6.7%. Loans at September 30, 2015 increased $537.7 million, or 7.9% compared to September 30, 2014. In our most recent fiscal year, total deposits were $8.60 billion, an increase of 16.5%, including deposits of $863.1 million acquired in the HF Financial acquisition, from September 30, 2015. Deposits at September 30, 2015 increased $334.9 million, or 4.7%, from September 30, 2014.

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated:

	As of September 30,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Unpaid principal balance:
Commercial non-real estate(1)
Originated	$1,601,328	$1,591,974	$1,544,747	$1,434,891	$1,270,403
Acquired	71,838	17,536	26,893	46,865	83,399
Total	1,673,166	1,609,510	1,571,640	1,481,756	1,353,802
Agriculture(1)
Originated	1,974,226	1,841,437	1,661,030	1,553,561	1,351,683
Acquired	194,711	20,028	20,179	33,687	44,789
Total	2,168,937	1,861,465	1,681,209	1,587,248	1,396,472
Commercial real estate (1)
Originated	3,171,516	2,708,512	2,321,982	1,980,319	1,867,910
Acquired	582,591	137,236	219,212	331,655	496,189
Total	3,754,107	2,845,748	2,541,194	2,311,974	2,364,099
Residential real estate
Originated	746,384	714,855	639,194	566,367	469,653
Acquired	274,574	208,290	262,411	340,102	470,572
Total	1,020,958	923,145	901,605	906,469	940,225
Consumer
Originated	59,850	68,840	82,849	88,388	102,224
Acquired	16,423	4,209	7,237	13,089	25,012
Total	76,273	73,049	90,086	101,477	127,236
Other lending
Originated	42,398	38,371	34,243	24,711	15,414
Acquired	79	—	—	—	—
Total	42,477	38,371	34,243	24,711	15,414
Total originated	7,595,702	6,963,989	6,284,045	5,648,237	5,077,287
Total acquired	1,140,216	387,299	535,932	765,398	1,119,961
Total unpaid principal balance	8,735,918	7,351,288	6,819,977	6,413,635	6,197,248
Less: Unamortized discount on acquired loans	(39,947)	(19,264)	(25,638)	(34,717)	(55,836)
Less: Unearned net deferred fees and costs and loans in process	(13,327)	(6,826)	(6,872)	(16,245)	(2,838)
Total loans	8,682,644	7,325,198	6,787,467	6,362,673	6,138,574
Allowance for loan and lease losses	(64,642)	(57,200)	(47,518)	(55,864)	(71,878)
Loans, net	$8,618,002	$7,267,998	$6,739,949	$6,306,809	$6,066,696

 (1) Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

We have successfully completed nine acquisitions since 2006, including our 2010 FDIC assisted acquisition of TierOne Bank, which represented approximately $1.67 billion in acquired loans, and our most recent acquisition of HF Financial, which represented approximately $863.7 million in acquired loans and was completed on May 16, 2016.
During the fiscal year ended September 30, 2016, total loans grew by 18.5%, or $1.36 billion. Growth excluding loans acquired at a fair value of $863.7 million in the HF Financial acquisition was $493.7 million, or 6.7%. The growth was primarily focused in CRE loans, which grew $416.6 million, or 14.6%, excluding acquired loans of $491.8 million, and agriculture loans, which grew $117.6 million, or 6.3%, excluding acquired loans of $189.8 million, partially offset by a $35.6 million decrease in residential real estate loans, excluding acquired loans of $133.4 million. Over the same time period, C&I, consumer and other loan balances remained generally stable.
The following table presents an analysis of the unpaid principal balance of our loan portfolio at September 30, 2016, by loan and collateral type and by each of the five major geographic areas we use to manage our markets.

	September 30, 2016
	Nebraska	Iowa / Kansas / Missouri	South Dakota	Arizona / Colorado	North Dakota / Minnesota	Other(2)	Total	%
	(dollars in thousands)
Commercial non-real estate(1)	$303,076	$792,677	$313,623	$199,041	$3,054	$61,695	$1,673,166	19.2%
Agriculture(1)	171,131	446,157	812,546	720,735	3,639	14,729	2,168,937	24.8%
Commercial real estate(1)	732,036	929,629	1,018,687	817,016	191,683	65,056	3,754,107	43.0%
Residential real estate	226,025	297,643	261,942	178,594	13,508	43,246	1,020,958	11.7%
Consumer	17,493	20,138	33,311	3,303	816	1,212	76,273	0.9%
Other lending	—	—	—	—	—	42,477	42,477	0.4%
Total	$1,449,761	$2,486,244	$2,440,109	$1,918,689	$212,700	$228,415	$8,735,918	100.0%
% by location	16.6%	28.5%	27.9%	22.0%	2.4%	2.6%	100.0%

 (1) Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

 (2) Balances in this column represent acquired workout loans and certain other loans managed by our workout staff, commercial and consumer credit card loans, fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at September 30, 2016:

September 30, 2016
(dollars in thousands)
Commercial non-real estate	$1,673,166
Agriculture real estate	1,002,260
Agriculture operating loans	1,166,677
Agriculture	2,168,937
Construction and development	469,968
Owner-occupied CRE	1,167,265
Non-owner-occupied CRE	1,678,007
Multifamily residential real estate	438,867
Commercial real estate	3,754,107
Home equity lines of credit	356,822
Closed-end first lien	495,037
Closed-end junior lien	47,661
Residential construction	121,438
Residential real estate	1,020,958
Consumer	76,273
Other	42,477
Total unpaid principal balance	$8,735,918
Commercial Non-Real Estate. Commercial non-real estate, or business lending, represents one of our core competencies. We believe that providing a tailored range of integrated products and services, including lending, to small- and medium-enterprise customers is the business at which we excel and through which we can generate favorable returns for our stockholders. We offer a number of different products including working capital and other shorter-term lines of credit, fixed-rate loans over a wide range of terms including our tailored business loans, for which we enter into matching interest rate swaps that give us floating payments for all deals over five years, and variable-rate loans with varying terms. Management has assessed the commercial loan portfolio and our bank's direct exposure to energy-related borrowers is less than 1.4% of total loans, which includes an insignificant oil and gas exposure in North Dakota which was acquired with the HF Financial acquisition.
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the Federal Deposit Insurance Corporation, at June 30, 2016, we were ranked the seventh-largest farm lender bank in the United States measured by total dollar volume of farm loans, and we take great pride in our knowledge of the agricultural industry across our footprint. We consider agriculture lending one of our core competencies. In 2011, agriculture loans comprised approximately 21% of our overall loan portfolio, compared to 25% as of September 30, 2016. We target a 20% to 30% portfolio composition for agriculture loans according to our risk appetite statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. While our borrowers have experienced volatile commodity prices during the past several years, we believe there continues to be strong secondary sources of repayment and low borrower leverage for the agriculture loan portfolio.
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
The following table presents the maturity distribution of our loan portfolio as of September 30, 2016. The maturity dates were determined based on the contractual maturity date of the loan:

	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$680,563	$491,922	$500,681	$1,673,166
Agriculture	1,061,554	699,244	408,139	2,168,937
Commercial real estate	403,059	1,636,946	1,714,102	3,754,107
Residential real estate	182,704	420,317	417,937	1,020,958
Consumer	11,797	49,063	15,413	76,273
Other lending	42,477	—	—	42,477
Total	$2,382,154	$3,297,492	$3,056,272	$8,735,918

The following table presents the distribution, as of September 30, 2016, of our loans that were due after one year between fixed and variable interest rates:

	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$677,745	$314,858	$992,603
Agriculture	842,128	265,255	1,107,383
Commercial real estate	1,639,814	1,711,234	3,351,048
Residential real estate	241,949	596,305	838,254
Consumer	55,342	9,134	64,476
Total	$3,456,978	$2,896,786	$6,353,764
OREO
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. OREO assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the assets at an acceptable price in a timely manner. Our total OREO carrying value was $10.3 million as of September 30, 2016, a decrease of $5.6 million, or 35.3%, compared to September 30, 2015 and a decrease of $39.3 million, or 79.3%, compared to September 30, 2014, respectively. The decrease was driven primarily by the liquidation of a number of sizable assets during the year. The amount of OREO covered by FDIC loss-sharing arrangements was $0.1 million as of September 30, 2016 and 2015. The following table presents our OREO balances for the period indicated:

	Fiscal year ended September 30,
	2016	2015	2014
	(dollars in thousands)
Beginning balance	$15,892	$49,580	$57,422
Additions to OREO	4,481	7,636	33,502
Valuation adjustments and other	(2,400)	(7,408)	(14,074)
Sales	(7,691)	(33,916)	(27,270)
Ending balance	$10,282	$15,892	$49,580
Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated:

	September 30,
	2016	2015	2014
	(dollars in thousands)
U.S. Treasury securities	$227,007	$250,986	$222,868
U.S. Agency securities	—	74,412	—
Mortgage-backed securities:
Government National Mortgage Association	664,529	842,460	1,113,363
Federal National Mortgage Association	212,452	46,449	—
Small Business Assistance Program	142,921	101,415	—
States and political subdivision securities	55,525	1,849	2,188
Corporate debt securities	4,998	4,996	11,732
Other	1,013	1,006	1,006
Total	$1,308,445	$1,323,573	$1,351,157
We have historically invested excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. U.S. Treasury securities comprised 17.5% of the total market value of the portfolio as of September 30, 2016. Since September 30, 2015, the fair value of the portfolio has decreased by $9.9 million, or 0.7%. Our tax exempt municipal securities portfolio increased $51.2 million to $52.5 million at September 30, 2016. We acquired $28.3 million of tax exempt municipal securities through the HF Financial acquisition and purchased approximately $24.0 million of additional municipal securities throughout the year as a result of our investment strategy changing to include purchasing bank qualified general obligations of local municipalities which enables us to invest in liquid assets that support our local footprint.
The following tables present the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period at September 30, 2016. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	September 30, 2016
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return
	(dollars in thousands)
U.S. Treasury securities	$—	—%	$227,007	1.56%	$—	—%	$—	—%	$—	—%	$—	—%	$227,007	1.56%
U.S. Agency securities	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,019,902	1.87%	—	—%	1,019,902	1.87%
States and political subdivision securities	3,706	1.62%	33,248	1.38%	18,449	1.71%	122	5.00%	—	—%	—	—%	55,525	1.51%
Corporate debt securities	—	—%	4,998	2.36%	—	—%	—	—%	—	—%	—	—%	4,998	2.36%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,013	—%	1,013	—%
Total	$3,706	1.62%	$265,253	1.55%	18,449	1.71%	$122	5.00%	$1,019,902	1.87%	$1,013	—%	$1,308,445	1.80%
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
The following table presents the dollar amount of nonaccrual loans including ASC 310-30 loans, OREO, restructured performing loans and accruing loans over 90 days past due, at the end of the dates indicated. Loans covered by FDIC loss-sharing arrangements are generally pooled with other similar loans and are generally accreting purchase discount into income each period. Subject to compliance with the applicable loss-sharing agreement, we are generally indemnified by the FDIC at a rate of 80% for any future credit losses on loans covered by a FDIC loss-sharing arrangement through June 4, 2020 for single-family real estate loans. Our loss-sharing arrangement for commercial loans expired June 4, 2015.

	September 30,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Nonaccrual loans(1)
Commercial non-real estate
Loans covered by FDIC loss-sharing arrangements	$—	$—	$2,126	$2,947	$9,898
Loans not covered by FDIC loss-sharing arrangements	27,307	14,287	4,908	6,641	7,394
Total	27,307	14,287	7,034	9,588	17,292
Agriculture
Loans covered by FDIC loss-sharing arrangements	—	—	—	—	—
Loans not covered by FDIC loss-sharing arrangements	68,526	24,569	11,453	8,236	3,757
Total	68,526	24,569	11,453	8,236	3,757
Commercial real estate
Loans covered by FDIC loss-sharing arrangements	—	—	21,995	31,151	48,822
Loans not covered by FDIC loss-sharing arrangements	20,624	16,870	20,767	57,652	71,455
Total	20,624	16,870	42,762	88,803	120,277
Residential real estate
Loans covered by FDIC loss-sharing arrangements	4,095	5,317	10,839	13,401	16,890
Loans not covered by FDIC loss-sharing arrangements	5,599	7,124	6,671	8,746	10,798
Total	9,694	12,441	17,510	22,147	27,688
Consumer
Loans covered by FDIC loss-sharing arrangements	—	—	—	—	—
Loans not covered by FDIC loss-sharing arrangements	244	122	146	226	401
Total	244	122	146	226	401
Other lending
Loans covered by FDIC loss-sharing arrangements	—	—	—	—	—
Loans not covered by FDIC loss-sharing arrangements	—	—	—	—	—
Total	—	—	—	—	—

Total nonaccrual loans covered by FDIC loss-sharing arrangements	4,095	5,317	34,960	47,499	75,610
Total nonaccrual loans not covered by FDIC loss-sharing arrangements	122,300	62,972	43,945	81,501	93,805
Total nonaccrual loans	126,395	68,289	78,905	129,000	169,415

OREO	10,282	15,892	49,580	57,422	68,526

Total nonperforming assets	136,677	84,181	128,485	186,422	237,941
Restructured performing loans	46,568	60,371	36,837	39,130	40,009

Total nonperforming and restructured assets	$183,245	$144,552	$165,322	$225,552	$277,950

Accruing loans 90 days or more past due	$1,991	$58	$28	$227	$1,832
Nonperforming restructured loans included in total nonaccrual loans	$36,778	$13,966	$20,415	$63,140	$50,305
Nonaccretable difference outstanding related to ASC 310-30 loans	$51,789	$36,843	$62,606	$92,541	$179,199
Percent of total assets
Nonaccrual loans(1)
Loans not covered by FDIC loss-sharing arrangements	1.06%	0.64%	0.47%	0.89%	1.04%
Total	1.10%	0.70%	0.84%	1.41%	1.88%
OREO	0.09%	0.16%	0.53%	0.63%	0.76%
Nonperforming assets(2)	1.19%	0.86%	1.37%	2.04%	2.64%
Nonperforming and restructured assets(2)	1.59%	1.48%	1.76%	2.47%	3.09%

(1) Includes nonperforming restructured loans
(2) Includes nonaccrual loans, which includes nonperforming restructured loans.

At September 30, 2016, our nonperforming assets were 1.19% of total assets, compared to 0.86% at September 30, 2015. Nonaccrual loans were $126.4 million as of September 30, 2016, with $4.1 million of the balance covered by FDIC loss-sharing arrangements. Total nonaccrual loans increased by $58.1 million compared to September 30, 2015. The increase in nonaccrual loans was primarily driven by the deterioration of a small number of lending relationships in the C&I and agriculture loan portfolios, which have been closely monitored and managed for a number of quarters.
We recognized approximately $1.1 million of interest income on loans that were on nonaccrual for the fiscal year ended 2016. Excluding loans covered by FDIC loss-sharing arrangements, we had average nonaccrual loans (calculated as a four-point average) of $81.6 million outstanding during fiscal year 2016. Based on the average loan portfolio yield for these loans for the year, we estimate that interest income would have been $3.9 million higher during the fiscal year had these loans been accruing.
Nonaccrual loans covered by FDIC loss-sharing arrangements continued to decline and are down $1.2 million since September 30, 2015, due to natural runoff through payment or foreclosure of the underlying assets.
We consistently monitor all loans internally rated “watch” or worse because that rating indicates we have identified some potential weakness emerging; but loans rated “watch” will not necessarily become problem loans or become impaired. Aside from the loans on the watch list, we do not believe we have any potential problem loans that are not already identified as nonaccrual, past due or restructured as it is our policy to promptly reclassify loans as soon as we become aware of doubts as to the borrowers’ ability to meet repayment terms. We do not have any material interest-bearing assets that would be disclosed as nonaccrual loans or restructured performing loans if they were loans.
When we grant concessions to borrowers that we would not otherwise grant if not for the borrowers’ financial difficulties, such as reduced interest rates or extensions of loan periods, we consider these modifications troubled debt restructurings, or TDRs. The table below outlines total TDRs, split between accruing and nonaccruing loans, at each of the dates indicated:

	Fiscal year ended September 30,
	2016	2015	2014
	(dollars in thousands)
Commercial non-real estate
Performing TDRs	$8,102	$8,928	$6,753
Nonperforming TDRs	4,789	833	1,785
Total	12,891	9,761	8,538
Agriculture
Performing TDRs	19,823	20,041	3,780
Nonperforming TDRs	28,688	6,857	9,994
Total	48,511	26,898	13,774
Commercial real estate
Performing TDRs	18,250	30,917	25,177
Nonperforming TDRs	2,356	4,725	6,884
Total	20,606	35,642	32,061
Residential real estate
Performing TDRs	370	452	1,112
Nonperforming TDRs	937	1,547	1,730
Total	1,307	1,999	2,842
Consumer
Performing TDRs	23	33	35
Nonperforming TDRs	8	4	22
Total	31	37	57

Total performing TDRs	46,568	60,371	36,857
Total nonperforming TDRs	36,778	13,966	20,415

Total TDRs	$83,346	$74,337	$57,272
We entered into loss-sharing arrangements with the FDIC related to certain assets (loans and OREO) acquired from TierOne Bank on June 4, 2010. We are generally indemnified by the FDIC at a rate of 80% for any future credit losses through June 4, 2020 for single-family real estate loans and OREO acquired from TierOne Bank. Our commercial loss-sharing arrangement with the FDIC expired on June 4, 2015. The table below presents nonaccrual loans, TDRs, and OREO covered by loss-sharing arrangements; a rollforward of the allowance for loan and lease losses for loans covered by loss-sharing arrangements; a rollforward of allowance for loan and lease losses for only ASC 310-30 loans covered by loss-sharing arrangements; and a rollforward of OREO covered by loss-sharing arrangements at and for the periods presented.

	At and for the fiscal year ended September 30,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Assets covered by FDIC loss-sharing arrangements
Nonaccrual loans(1)	$4,095	$5,317	$34,960	$47,499	$75,610
TDRs	255	425	5,293	6,145	1,939
OREO	106	61	10,628	24,412	44,332
Allowance for loan and lease losses, loans covered by FDIC loss-sharing arrangements
Balance at beginning of year	$1,625	$5,108	$7,246	$14,470	$12,542
Additional impairment recorded	—	782	3,122	2,509	20,232
Recoupment of previously-recorded impairment	(677)	(1,701)	(4,482)	(5,095)	(6,387)
Charge-offs	(41)	—	(778)	(4,638)	(11,917)
Recoveries	—	—	—	—	—
Expiration of loss-sharing arrangement	—	(2,564)	—	—	—
Balance at end of year	$907	$1,625	$5,108	$7,246	$14,470

OREO covered by FDIC loss-sharing arrangement
Balance at beginning of year	$61	$10,628	$24,412	$44,332	$83,417
Additions to OREO	182	1,666	1,785	6,100	28,395
Valuation adjustments and other	(15)	(2,034)	(3,750)	(3,754)	(11,851)
Sales	(122)	(7,031)	(11,819)	(22,266)	(55,629)
Expiration of loss-sharing arrangement	—	(3,168)	—	—	—
Balance at end of year	$106	$61	$10,628	$24,412	$44,332

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
Our allowance for loan and lease losses consists of two components. For non-impaired loans graded pass or special mention, we calculate a weighted average loss ratio of 12-, 36- and 60-month historical realized losses by loan category; adjust as necessary for qualitative factors such as current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio and/or significant policy and underwriting changes that are measured for each qualitative factor by loan category using a low to high qualitative factor loss rate range; and apply the resulting loss rates to outstanding loan balances in each loan category. We calculate the weighted average ratio of 12-, 36- and 60-month historical realized losses for each loan category by dividing the average net annual charge-offs by the average outstanding loans of such type subject to the calculation for each of the 12-, 36- and 60-month periods, then averaging those three results. For impaired loans graded substandard or worse, we estimate our exposure for each individual relationship, given the current payment status of the loan, the present value of expected payments and the value of the underlying collateral as supported by third party appraisals, broker’s price opinions, and/or the borrower’s audited financial statements, each adjusted for liquidation costs. Any shortfall between the liquidation value of the underlying collateral and the recorded investment value of the loan is considered the required specific reserve amount. Actual losses in any period may exceed allowance amounts. We evaluate and adjust our allowance for loan and lease losses, and the allocation of the allowance between loan categories, each month.
The following table presents an analysis of our allowance for loan and lease losses, including provisions for loan and lease losses, charge-offs and recoveries, for the periods indicated:

	At and for the fiscal year ended September 30,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of year	$57,200	$47,518	$55,864	$71,878	$71,543
Provision charged to expense	18,011	19,718	4,456	13,650	16,300
Impairment of ASC 310-30 loans	(1,056)	(677)	(3,772)	(2,076)	13,845
Charge-offs:
Commercial non-real estate	(2,629)	(11,153)	(5,380)	(3,636)	(7,304)
Agriculture	(4,294)	(606)	(2,429)	(4,069)	(49)
Commercial real estate	(3,625)	(1,971)	(3,199)	(19,648)	(24,854)
Residential real estate	(1,157)	(238)	(631)	(1,766)	(1,625)
Consumer	(206)	(129)	(211)	(244)	(1,137)
Other lending	(2,255)	(1,617)	(1,893)	(1,851)	(1,764)
Total charge-offs	(14,166)	(15,714)	(13,743)	(31,214)	(36,733)

Recoveries:
Commercial non-real estate	1,429	3,407	1,439	1,206	1,386
Agriculture	556	131	58	22	160
Commercial real estate	719	1,339	1,470	689	3,268
Residential real estate	495	231	233	279	630
Consumer	149	104	156	396	226
Other lending	1,305	1,143	1,357	1,034	1,253
Total recoveries	4,653	6,355	4,713	3,626	6,923
Net loan (charge-offs)	(9,513)	(9,359)	(9,030)	(27,588)	(29,810)

Balance at end of year	$64,642	$57,200	$47,518	$55,864	$71,878

Average total loans for the year(1)	$7,850,282	$7,019,151	$6,506,525	$6,223,009	$5,549,685

Total loans at year end(1)	$8,682,644	$7,325,198	$6,787,467	$6,362,673	$6,138,574
Ratios
Net charge-offs to average total loans(1)	0.12%	0.13%	0.14%	0.44%	0.54%
Allowance for loan and lease losses to:
Total loans	0.74%	0.78%	0.70%	0.88%	1.17%
Nonaccruing loans(2)	52.86%	90.83%	108.13%	68.54%	76.62%

(1) Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
(2) Nonaccruing loans excludes loans covered by FDIC loss-sharing arrangements.
In the fiscal year 2016, we recorded net charge-offs of $9.5 million, representing 0.12% of average total loans, a 1 basis point decrease compared to 0.13% for fiscal year 2015. The charge-offs recorded during the year were not concentrated within a specific loan portfolio.

At September 30, 2016, the allowance for loan and lease losses was 0.74% of our total loan portfolio, a 4 basis point decrease compared with 0.78% at September 30, 2015, driven mostly by the addition of loans acquired during the year in the HF Financial acquisition with no carryover of the related ALLL.
Net loan charge-offs decreased each fiscal year from 2012 and 2014 and remained relatively flat in 2015 and 2016 when compared to fiscal year 2014. We believe this trend is reflective of our focus on managing our exposure to non-owner-occupied commercial real estate and construction and development loans, which we believe are relatively riskier than owner-occupied CRE loans, and represents that the majority of our most problematic commercial real estate loans have been worked out of our portfolio.
Additionally, a portion of our loans which are carried at fair value, totaling $1.13 billion and $1.12 billion at September 30, 2016 and 2015, respectively, have no associated allowance for loan and lease losses, but rather have a fair value adjustment related to credit risk, changes in which are reflected in noninterest income, thus driving the overall ratio of allowance for loan and lease losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $7.4 million and $5.7 million at September 30, 2016 and 2015, respectively, translating to an additional 0.09% and 0.08% of total loans at September 30, 2016 and 2015, respectively. Additionally, the Company assigned a net purchase discount of $28.5 million to the loans acquired in the HF acquisition during the third quarter of 2016, which was consistent with due diligence expectations and equated to approximately 3.2% of the gross acquired loans. Total purchase discount remaining on all acquired loans at September 30, 2016 and 2015, respectively, was 0.46% and 0.26% of total loans.
The following tables present management’s historical allocation of the allowance for loan and lease losses by loan category, in both dollars and percentage of our total allowance for loan and lease losses, to specific loans in those categories at the dates indicated:

	September 30,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial non-real estate	$12,990	$15,996	$10,550	$11,222	$18,979
Agriculture	25,115	13,952	10,655	9,296	6,906
Commercial real estate	17,946	18,014	16,884	22,562	30,234
Residential real estate	7,106	8,025	8,342	11,779	14,761
Consumer	438	348	264	312	542
Other lending	1,047	865	823	693	456
Total	$64,642	$57,200	$47,518	$55,864	$71,878

	September 30,
	2016	2015	2014	2013	2012
Allocation of allowance for loan and lease losses:
Commercial non-real estate	20.1%	28.0%	22.2%	20.1%	26.4%
Agriculture	38.9%	24.4%	22.4%	16.6%	9.6%
Commercial real estate	27.8%	31.5%	35.5%	40.4%	42.1%
Residential real estate	11.0%	14.0%	17.6%	21.1%	20.5%
Consumer	0.6%	0.6%	0.6%	0.6%	0.8%
Other lending	1.6%	1.5%	1.7%	1.2%	0.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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
The allocation of the ALLL to our C&I portfolio decreased to 20.1% of the ALLL at September 30, 2016 from 28.0% of the ALLL at September 30, 2015, a decrease of $3.0 million. The decrease was due to lower loss rates applied. The allocation of the ALLL to our agriculture portfolio increased to 38.9% of the ALLL at September 30, 2016 from 24.4% at September 30, 2015, an increase of $11.2 million. The increase was primarily driven by an increase in specific reserves for the agriculture portfolio.
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We recorded provision for loan and lease losses of $17.0 million during fiscal year 2016. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.5 million and $0.4 million at September 30, 2016 and September 30, 2015, respectively.
Deposits
We obtain funds from depositors by offering consumer and business demand deposit accounts, money market accounts, NOW accounts, savings accounts and term time deposits. At September 30, 2016 and September 30, 2015, our total deposits were $8.60 billion and $7.39 billion, respectively, representing an increase of 16.5% over the year including $863.1 million of fair value deposits acquired in the HF Financial acquisition. Net growth excluding acquired deposits was $354.6 million, or 4.8%, which was driven by growth in both commercial deposits and consumer deposits, where growth in checking and savings balances outpaced the continued runoff of time deposit accounts. Our accounts are federally insured by the FDIC up to the legal maximum. We advertise in newspapers, Internet and directly contacting customers and potential customers to attract deposits. We have significantly shifted the composition of our deposit portfolio away from time deposits toward demand, NOW, money market and savings accounts over the last 48 months. This has reduced our overall cost of deposit funding, in addition to the fact that we have greatly increased adherence to internally published rate offerings for various types of deposit account offerings. The following table presents the balances and weighted average cost of our deposit portfolio at the following dates:

	September 30,
	2016		2015		2014
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Non-interest-bearing demand	$1,880,512	—%	$1,368,453	—%	$1,303,015	—%
NOW accounts, money market and savings	5,343,183	0.36%	4,638,446	0.27%	4,005,471	0.24%
Time certificates, $250,000 or more	265,904	0.99%	217,016	0.89%	306,745	0.89%
Other time certificates	1,115,191	0.65%	1,163,150	0.68%	1,436,949	0.89%
Total	$8,604,790	0.34%	$7,387,065	0.30%	$7,052,180	0.36%
Municipal public deposits constituted $874.5 million and $815.9 million of our deposit portfolio at September 30, 2016, and September 30, 2015, respectively, of which $492.7 million and $519.2 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 7.9% and 10.5% of our total deposits at September 30, 2016 and September 30, 2015, respectively.

The following table presents deposits by region:

	September 30,
	2016	2015	2014
	(dollars in thousands)
Nebraska	$2,297,599	$2,334,172	$2,366,196
Iowa / Kansas / Missouri	2,531,781	2,305,489	2,096,212
South Dakota	2,258,707	1,529,483	1,431,737
Arizona / Colorado	1,331,127	1,141,950	1,105,535
North Dakota / Minnesota	101,421	—	—
Corporate and other	84,155	75,971	52,500
Total deposits	$8,604,790	$7,387,065	$7,052,180
We fund a portion of our assets with time deposits that have balances of $250,000 or more and that have maturities generally in excess of six months. At September 30, 2016 and September 30, 2015, our time deposits of $250,000 or more totaled $265.9 million and $217.0 million, respectively. The following table presents the maturities of our time deposits of $250,000 or more and less than $250,000 in size at September 30, 2016:

	Greater than or equal to $250,000	Less than $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$64,076	$217,524
Over three through six months	47,861	220,098
Over six through twelve months	55,230	292,362
Over twelve months	98,737	385,207
Total	$265,904	$1,115,191
Percent of total deposits	3.1%	13.0%
At September 30, 2016 and September 30, 2015, the average remaining maturity of all time deposits was approximately 14 months. The average time deposit amount per account was approximately $27,237 and $26,767 at September 30, 2016 and September 30, 2015, respectively.
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

Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted:

	At and for the fiscal year ended September 30,
	2016	2015	2014
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$141,688	$182,399	$157,980
Related party notes payable	—	—	5,500
FHLB advances	231,000	—	—
Other short-term borrowings	—	—	94
Total short-term borrowings	$372,688	$182,399	$163,574

Maximum amount outstanding at any month-end during the year	$549,227	$229,429	$264,345
Average amount outstanding during the year	$272,344	$182,202	$205,483
Weighted average rate for the year	0.37%	0.38%	0.42%
Weighted average rate as of date indicated	0.46%	0.25%	0.37%
The increase in FHLB advances of $0.2 million was driven by loan growth outpacing deposit growth in fiscal year 2016.
Until July 31, 2015, Great Western had a $10.0 million revolving line of credit issued by NAB that was due on demand. We incurred an immaterial amount of interest expense related to this facility during fiscal year 2015. On July 31, 2015, we repaid our outstanding advances from NAB in full using available cash. On that same day, we entered into an agreement with a large retail bank for a $10.0 million revolving line of credit, due July 28, 2017, at an interest rate of one month LIBOR plus 200 basis points. At September 30, 2016, we did not have any advances on the line of credit.
Other Borrowings
We have outstanding $80.9 million and $56.1 million, respectively, of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of September 30, 2016 and September 30, 2015. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital. The increase of $24.8 million in fiscal year 2016 was due to the junior subordinated debentures acquired in the HF Financial acquisition.
Until July 31, 2015, Great Western also had outstanding a subordinated capital note issued to NAB New York Branch having an aggregate principal amount of approximately $35.8 million maturing in June 2018. On July 31, 2015, we repaid our obligations to NAB in full using a combination of available cash and proceeds of a $35.0 million private placement of subordinated debt.
In 2015, we issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at September 30, 2016, have an interest rate of 4.875% per annum, payable semi-annually on each February15 and August 15, commencing on February 15, 2016 until August 15, 2020. During the fiscal year 2016, we incurred $3.7 million in interest expense related to subordinated debentures and subordinated notes payable and related notes payable compared to $2.3 million in fiscal year 2015, which related to different lower-priced notes with the same par value and the increase in subordinated debt acquired in the HF Financial acquisition.

Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at September 30, 2016. Customer deposit obligations categorized as “not determined” include noninterest-bearing demand accounts, NOW accounts, money market and savings accounts.

	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$871,263	$238,227	$243,974	$1,743	$7,249,583	$8,604,790
Securities sold under agreement to repurchase	141,688	—	—	—	—	141,688
FHLB advances and other borrowings	260,000	31,000	70,000	510,000	—	871,000
Subordinated notes payable	—	—	—	80,920	—	80,920
Subordinated debentures	—	—	—	35,000	—	35,000
Operating leases, net of sublease income	5,103	4,608	9,200	6,978	—	25,889
Accrued interest payable	4,074	—	—	—	—	4,074
Interest on FHLB advances	4,476	4,211	12,036	5,817	—	26,540
Interest on subordinated notes payable	2,439	2,439	7,318	32,335	—	44,531
Interest on subordinated debentures	1,706	1,706	5,119	6,612	—	15,143
Other Commitments:
Commitments to extend credit—non-credit card	$1,177,423	$223,898	$369,206	$199,835	$—	$1,970,362
Commitments to extend credit—credit card	187,679	—	—	—	—	187,679
Letters of credit	61,802	—	—	—	—	61,802
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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated:

	September 30,
	2016	2015	2014
	(dollars in thousands)
Commitments to extend credit	$2,158,041	$2,156,243	$1,939,544
Letters of credit	61,802	52,571	54,381
Total	$2,219,843	$2,208,814	$1,993,925
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
Great Western Bancorp, Inc. Great Western Bancorp, Inc.'s ("GWBI") primary source of liquidity is cash obtained from dividends by our bank. We primarily use our cash for the payment of dividends, when and if declared by our Board of Directors and the payment of interest on our outstanding junior subordinated debentures. We also use cash, as necessary, to satisfy the needs of our bank through equity contributions and for acquisitions. At September 30, 2016, GWBI had $6.5 million of cash. During the first quarter of fiscal year 2017, we declared a dividend of $0.17 per share payable in November 2016. The outstanding amounts under our revolving line of credit with a large retail bank and our private placement subordinated capital notes together totaled $35.0 million at September 30, 2016. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities.
Great Western Bank. Our bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At September 30, 2016, our bank had cash of $524.6 million and $1.32 billion of highly-liquid securities held in our investment portfolio, of which $975.4 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, interest rate swaps and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our bank also had $871.0 million in FHLB borrowings at September 30, 2016, with additional available lines of $1.09 billion. Our bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At September 30, 2016, we had a total of $2.22 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our bank are based on the Basel III framework, as implemented by the federal bank regulators.
The following table presents our regulatory capital ratios at September 30, 2016 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements.

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,001,873	11.1%	6.0%	8.0%
Total capital	1,101,997	12.2%	8.0%	10.0%
Tier 1 leverage	1,001,873	9.5%	4.0%	5.0%
Common equity Tier 1	924,718	10.2%	5.125%	6.5%
Risk-weighted assets	$9,062,343

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bank
Tier 1 capital	$1,023,386	11.3%	6.0%	8.0%
Total capital	1,088,511	12.0%	8.0%	10.0%
Tier 1 leverage	1,023,386	9.7%	4.0%	5.0%
Common equity Tier 1	1,023,386	11.3%	5.125%	6.5%
Risk-weighted assets	$9,060,833
At September 30, 2016 and September 30, 2015, our Tier 1 capital included an aggregate of $77.2 million and $56.1 million, respectively, of trust preferred securities issued by our subsidiaries. At September 30, 2016, our Tier 2 capital included $64.6 million of the allowance for loan and lease losses and $35.0 million of subordinated capital notes. At September 30, 2015, our Tier 2 capital included $57.2 million of the allowance for loan and lease losses and $35.0 million of subordinated capital notes. Our total risk-weighted assets were $9.06 billion at September 30, 2016.
In July 2013, the federal bank regulators approved capital rules implementing the Basel III capital framework and various provisions of the Dodd-Frank Act (the "New Capital Rules"). Effective January 1, 2015, we and our bank adopted these rules, subject to the phase-in of certain provisions. In addition to other changes, the New Capital Rules established a new common equity Tier 1 capital ratio. See also “Item 1. Business—Regulatory Capital Requirements.”
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

For reconciliations for each of these non-GAAP financial measures to the closest GAAP financial measures, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations" and "Item 6. Selected Financial Data—Non-GAAP Quarterly Financial Measures Reconciliations”. Each of the non-GAAP measures presented should be considered in context with our GAAP financial results included in this filing.
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
Recent Accounting Pronouncements
See "Note 1- Nature of Operations and Summary of Significant Accounting Policies" in the accompanying "Notes to Consolidated Financial Statements" included in this report for a discussion of new accounting pronouncements and their expected impact on our financial statements.
Critical Accounting Policies and the Impact of Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for loan and lease losses, credit risks, estimated loan lives, interest rate risk, investments, goodwill and other intangible assets, income taxes, contingencies, litigation and other operational risks. We base these estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and those differences could have a material impact on our financial condition or results of operations.
We have identified the following accounting policies as critical: the allowance for loan and lease losses, valuation of assets acquired and liabilities assumed in business combination, goodwill, core deposits and other intangibles, derivatives, and income taxes.
Allowance for Loan and Lease Losses
We maintain an allowance for loan and lease losses at a level management believes is appropriate to reserve for credit losses inherent in our loan portfolio. The allowance for loan and lease losses is determined based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies, and other credit risk indicators, which is inherently subjective.
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

The specific reserve relates to impaired loans. A loan is impaired when, based on current information and events, it is probable we will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. Specific reserves are determined on a loan-by-loan basis based on management’s best estimate of our exposure, given the current payment status of the loan, the present value of expected payments, and the value of any underlying collateral. Impaired loans also include loans modified in troubled debt restructurings. Generally, the impairment related to troubled debt restructurings is measured based on the fair value of the collateral, less cost to sell, or the present value of expected payments relative to the unpaid principal balance. If the impaired loan is identified as collateral dependent, then the fair value of the collateral method of measuring the amount of the impairment is utilized. This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the appraised value, if necessary, and including costs to sell.
Management’s estimate for collective reserves reflects losses incurred in the loan portfolio as of the consolidated balance sheet reporting date. Incurred loss estimates primarily are based on historical loss experience and portfolio mix. Incurred loss estimates may be adjusted for qualitative factors such as current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and/or significant policy and underwriting changes. Further discussion of the methodology used in establishing the allowance for loan and lease losses is provided in the Allowance for Loan and Lease Losses section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 1. Nature of Operations and Summary of Significant Accounting Policies."
Valuation of Assets Acquired and Liabilities Assumed in Business Combinations
We account for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations” (“ASC 805”). We recognize the fair value of the assets acquired and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. There is no separate recognition of the acquired allowance for loan and lease losses on our balance sheet as credit related factors are incorporated directly into the fair value of the loans recorded at the acquisition date. The excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. Alternatively, a bargain purchase gain is recorded equal to the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid.
Fair values are subject to refinement for up to a year after the closing date of an acquisition as information relative to closing date fair values becomes available. Adjustments recorded to the acquired assets and liabilities are applied prospectively in accordance with ASU 2015-16. Any change in the acquisition date fair value of assets acquired and liabilities assumed may materially affect our financial position, results of operations and liquidity.
Goodwill Impairment
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. Goodwill is evaluated annually for impairment. We perform our impairment evaluation as of June 30 of each fiscal year. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. The evaluation of possible goodwill impairment involves significant judgment based on short-term and long-term projections of future performance.
We performed our goodwill impairment assessment on the basis of one reporting unit. A quantitative analysis using three methods; market multiple, comparable transaction, and discounted cash flow were applied in the assessment. The average of the values calculated under the three methods determined a range of equity value. For the discounted cash flow method, the income growth was projected for the reporting unit over three years and a terminal value was computed. Assumptions used in the discounted cash flow method were based on growth rates, volatility, discount rate and the equity risk premium inherent in our current stock prices. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine fair value of our reporting unit.
Core Deposits and Other Intangibles
Intangible assets consist of core deposits, brand intangible, customer relationships, and other intangibles. Core deposits represent the identifiable intangible value assigned to core deposit bases arising from purchase acquisitions. Brand intangible represents the value associated with our charter. Customer relationships intangible represents the identifiable intangible value assigned to customer relationships arising from a purchase acquisition. Other intangibles represent contractual franchise arrangements under which the franchiser grants the franchisee the right to perform certain functions within a designated geographical area. The methods and lives used to amortize intangible assets are as follows:

	Method	Years
Core deposit	Straight-line or effective yield	5 - 10
Brand intangible	Straight-line	15
Customer relationships	Straight-line	8.5
Other intangibles	Straight-line	1.25 - 9.33
Intangible assets are evaluated for impairment if indicators of impairment are identified.
Derivatives
We maintain an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. We enter into interest rate swap contracts to offset the interest rate risk associated with borrowers who lock in long-term fixed rates (greater than or equal to 5 years to maturity) through a fixed rate loan. Generally, under these swaps, we agree with various swap counterparties to exchange the difference between fixed-rate and floating-rate interest amounts based upon notional principal amounts. We also enter into back to back swaps where we enter into an interest rate swap with loan customers to provide a facility to mitigate the interest rate risk associated with offering a fixed rate and simultaneously enters into a swap with an outside third party that is matched in exact offsetting terms. These contracts do not qualify for hedge accounting. These interest rate derivative instruments are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value, with changes in fair value reported in net realized and unrealized gain (loss) on derivatives. Since each fixed rate loan is paired with an offsetting derivative contract, the impact to net income is minimized.

We enter into forward interest rate lock commitments on mortgage loans to be held for sale, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding. We also have corresponding forward sales contracts related to these interest rate lock commitments. Both the mortgage loan commitments and the related sales contracts are considered derivatives and are recorded at fair value with changes in fair value recorded in noninterest income.
Income Taxes
We were required to file a consolidated income tax return with National Americas Investment, Inc. ("NAI") (a wholly owned indirect subsidiary of NAB) until NAI's dissolution on October 17, 2014. Income taxes are allocated pursuant to a tax-sharing arrangement, whereby we will pay federal and state income taxes as if it were filing on a stand-alone basis. Income tax expense includes two components: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over income. We determine deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.
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

The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Further discussion is provided in "Note 19. Income Taxes" in the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk is interest rate risk, which is defined as the risk of loss of net interest income or net interest margin because of changes in interest rates.
We seek to measure and manage the potential impact of interest rate risk. Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or re-price at different times, on a different basis or in unequal amounts. Interest rate risk also arises when our assets, liabilities and off-balance sheet contracts each respond differently to changes in interest rates, including as a result of explicit and implicit provisions in agreements related to such assets and liabilities and in off-balance sheet contracts that alter the applicable interest rate and cash flow characteristics as interest rates change. The two primary examples of such provisions that we are exposed to are the duration and rate sensitivity associated with indeterminate-maturity deposits (e.g., non-interest-bearing checking accounts, NOW accounts, savings accounts and money market accounts) and the rate of prepayment associated with fixed-rate lending and mortgage-backed securities. Interest rates may also affect loan demand, credit losses, mortgage origination volume and other items affecting earnings.
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
We rely on interest rate swaps to hedge our interest rate exposure on commercial non-real estate, CRE and agricultural loans with fixed interest rates of more than 5 years, such as our tailored business loans. As of September 30, 2016, we had a notional amount of $1.06 billion of interest rate swaps outstanding. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of September 30, 2016 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Year Ended September 30, 2016
Change in Market Interest Rates as of September 30, 2016	Year Ending September 30, 2017	Year Ending September 30, 2018
Immediate Shifts
+400 basis points	11.70%	17.63%
+300 basis points	8.79%	13.33%
+200 basis points	5.84%	8.93%
+100 basis points	2.90%	4.49%
-100 basis points	(1.47)%	(3.28)%

Gradual Shifts
+400 basis points	2.91%
+300 basis points	2.22%
+200 basis points	1.53%
+100 basis points	0.85%
-100 basis points	(0.35)%
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
For more information on our adjusted net interest income, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Great Western Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of Great Western Bancorp, Inc. (the "Company") as of September 30, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Western Bancorp, Inc. at September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Great Western Bancorp, Inc.'s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
November 29, 2016

GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars In Thousands, Except Share and Per Share Data)

	September 30,	September 30,
	2016	2015
	(dollars in thousands, except share and per share data)
Assets
Cash and due from banks	$142,152	$119,876
Interest bearing bank deposits	382,459	117,894
Cash and cash equivalents	524,611	237,770
Securities available for sale	1,317,386	1,327,327
Loans, net of unearned discounts and deferred fees, including $73,272 and $97,030 of loans covered by FDIC loss share agreements at September 30, 2016 and 2015, respectively, and $1,131,111 and $1,118,687 of loans and written loan commitments at fair value under the fair value option at September 30, 2016 and 2015, respectively, and $12,918 and $9,867 of loans held for sale at September 30, 2016 and 2015, respectively	8,682,644	7,325,198
Allowance for loan and lease losses	(64,642)	(57,200)
Net loans	8,618,002	7,267,998
Premises and equipment, including $8,112 and $0 of property held for sale at September 30, 2016 and September 30, 2015, respectively	118,506	97,550
Accrued interest receivable	49,531	44,077
Other repossessed property, including $106 and $61 of property covered by FDIC loss share arrangements at September 30, 2016 and 2015, respectively	10,282	15,892
FDIC indemnification asset	10,777	14,722
Goodwill	739,023	697,807
Core deposits and other intangibles	11,732	7,119
Loan servicing rights	5,781	—
Cash surrender value of life insurance policies	29,166	6,800
Net deferred tax assets	38,346	32,470
Other assets	58,037	49,122
Total assets	$11,531,180	$9,798,654
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$1,880,512	$1,368,453
Interest-bearing	6,724,278	6,018,612
Total deposits	8,604,790	7,387,065
Securities sold under agreements to repurchase	141,688	185,271
FHLB advances and other borrowings	871,037	581,000
Subordinated debentures and subordinated notes payable	111,873	90,727
Fair value of derivatives	81,515	53,613
Accrued interest payable	4,074	4,006
Accrued expenses and other liabilities	52,812	37,626
Total liabilities	9,867,789	8,339,308
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 58,693,304 shares issued and outstanding at September 30, 2016 and 55,219,596 shares issued and outstanding at September 30, 2015	587	552
Additional paid-in capital	1,312,347	1,201,387
Retained earnings	344,923	255,089
Accumulated other comprehensive income	5,534	2,318
Total stockholders’ equity	1,663,391	1,459,346
Total liabilities and stockholders’ equity	$11,531,180	$9,798,654
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Dollars In Thousands, Except Share and Per Share Data)

	Years Ended September 30,
	2016	2015	2014
	(dollars in thousands, except share and per share data)
Interest and dividend income
Loans	$370,444	$338,458	$324,610
Taxable securities	23,249	22,973	26,363
Nontaxable securities	230	51	80
Dividends on securities	1,201	1,247	968
Federal funds sold and other	574	652	455
Total interest and dividend income	395,698	363,381	352,476

Interest expense
Deposits	25,114	23,362	25,764
Securities sold under agreements to repurchase	519	563	600
FHLB advances and other borrowings	4,154	3,631	3,452
Related party notes payable	—	771	921
Subordinated debentures and subordinated notes payable	3,737	1,557	1,315
Total interest expense	33,524	29,884	32,052

Net interest income	362,174	333,497	320,424

Provision for loan and lease losses	16,955	19,041	684

Net interest income after provision for loan and lease losses	345,219	314,456	319,740

Noninterest income
Service charges and other fees	46,209	39,134	40,204
Wealth management fees	7,283	7,412	7,228
Mortgage banking income, net	7,261	6,694	5,539
Net gain on sale of securities	160	310	90
Net increase in fair value of loans at fair value	26,314	36,742	11,904
Net realized and unrealized (loss) on derivatives	(48,658)	(62,088)	(30,177)
Other	3,968	5,686	4,993
Total noninterest income	42,537	33,890	39,781

Noninterest expense
Salaries and employee benefits	109,055	100,646	95,105
Data processing	21,719	19,531	19,548
Occupancy expenses	15,759	14,809	17,526
Professional fees	13,572	14,024	12,233
Communication expenses	3,721	4,455	4,510
Advertising	4,267	3,940	4,746
Equipment expense	3,795	3,905	4,350
Net loss recognized on repossessed property and other related expenses	1,263	5,382	8,644
Amortization of core deposits and other intangibles	3,264	7,110	16,215
Acquisition expenses	15,692	—	—
Other	15,533	12,992	17,345
Total noninterest expense	207,640	186,794	200,222
Income before income taxes	180,116	161,552	159,299
Provision for income taxes	58,863	52,487	54,347
Net income	$121,253	$109,065	$104,952

Other comprehensive income - change in net unrealized gain on securities available-for-sale (net of deferred income tax (expense) of $(1,971), $(5,194) and $(386) in 2016, 2015 and 2014, respectively)	3,216	8,475	924
Comprehensive income	$124,469	$117,540	$105,876

Basic earnings per common share
Weighted average shares outstanding	56,563,438	57,455,693	57,886,114
Basic earnings per share	$2.14	$1.90	$1.81

Diluted earnings per common share
Weighted average shares outstanding	56,729,350	57,500,878	57,886,114
Diluted earnings per share	$2.14	$1.90	$1.81

Dividends per share
Dividends paid	31,419	$20,520	$102,000
Dividends per share	$0.56	$0.36	$1.76
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Stockholders' Equity
(Dollars In Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total
	(dollars in thousands, except share and per share data)
Balance, September 30, 2013		$579	$1,260,124	$163,592	$(7,081)	$1,417,214
Net income	$104,952	—	—	104,952	—	104,952
Other comprehensive income, net of tax:
Net change in net unrealized (loss) on securities available for sale	924	—	—	—	924	924
Comprehensive income	$105,876
Cash dividends:
Common stock, $1.76 per share		—	—	(102,000)	—	(102,000)
Balance, September 30, 2014		$579	$1,260,124	$166,544	$(6,157)	$1,421,090
Net income	$109,065	—	—	109,065	—	109,065
Other comprehensive income, net of tax:
Net change in net unrealized gain on securities available for sale	8,475	—	—	—	8,475	8,475
Comprehensive income	$117,540
Stock-based compensation, net of tax		—	1,236	—	—	1,236
Common stock repurchased		(27)	(59,973)	—	—	(60,000)
Cash dividends:
Common stock, $0.36 per share		—	—	(20,520)	—	(20,520)
Balance, September 30, 2015		$552	$1,201,387	$255,089	$2,318	$1,459,346
Net income	$121,253	—	—	121,253	—	121,253
Other comprehensive income, net of tax:
Net change in net unrealized gain on securities available for sale	3,216	—	—	—	3,216	3,216
Comprehensive income	$124,469
Stock-based compensation, net of tax		—	3,517	—	—	3,517
Common stock issued in business acquisition		35	107,443	—	—	107,478
Cash dividends:
Common stock, $0.56 per share		—	—	(31,419)	—	(31,419)
Balance, September 30, 2016		$587	$1,312,347	$344,923	$5,534	$1,663,391
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Operating activities
Net income	$121,253	$109,065	$104,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,259	20,984	33,696
Amortization of FDIC indemnification asset	3,836	7,552	14,604
Net gain on sale of securities	(160)	(310)	(90)
Net gain on sale of loans	(8,053)	(6,694)	(5,539)
Net (gain) loss on FDIC indemnification asset	1,069	2,277	(4,506)
Net (gain) loss on sale of premises and equipment	1,974	(1,983)	3,280
Net loss from sale/writedowns of repossessed property	1,263	5,382	8,644
Provision for loan and lease losses	16,955	19,041	684
Provision for loan servicing rights loss	13	—	—
Stock-based compensation	3,517	1,236	—
Originations of residential real estate loans held-for-sale	(294,221)	(281,098)	(216,361)
Proceeds from sales of residential real estate loans held-for-sale	299,223	288,306	219,790
Net deferred income taxes	(1,563)	7,040	(12,463)
Changes in:
Accrued interest receivable	(1,337)	(1,468)	(1,544)
Other assets	6,222	(1,814)	(1,721)
FDIC clawback liability	1,061	917	1,153
Accrued interest payable and other liabilities	19,017	30,330	(441)
Net cash provided by operating activities	186,328	198,763	144,138
Investing activities
Purchase of securities available for sale	(278,291)	(353,249)	(222,711)
Proceeds from sales of securities available for sale	145,934	105,190	47,309
Proceeds from maturities of securities available for sale	306,514	269,284	307,090
Net increase in loans	(503,394)	(553,976)	(464,143)
(Payment) reimbursement of covered losses from FDIC indemnification claims	(960)	2,127	8,914
Purchase of premises and equipment	(15,456)	(3,895)	(4,978)
Proceeds from sale of premises and equipment	741	3,576	2,736
Proceeds from sale of repossessed property	12,173	35,942	32,700
Purchase of FHLB stock	(48,295)	(50,335)	(16,890)
Proceeds from redemption of FHLB stock	43,045	50,512	9,733
Business acquisitions, net of cash acquired	(15,669)	—	—
Net cash used in investing activities	(353,658)	(494,824)	(300,240)
Financing activities
Net increase in deposits	355,001	334,885	103,972
Net (decrease) increase in securities sold under agreements to repurchase	(149,238)	23,584	(55,875)
Net increase in FHLB advances and other borrowings	279,827	5,906	184,487
Proceeds from issuance of subordinated notes payable, net	—	34,632	—
Payment of related party notes payable	—	(41,295)	—
Common stock repurchased	—	(60,000)	—
Dividends paid	(31,419)	(20,520)	(102,000)
Net cash provided by financing activities	454,171	277,192	130,584
Net increase (decrease) in cash and cash equivalents	286,841	(18,869)	(25,518)
Cash and cash equivalents, beginning of year	237,770	256,639	282,157
Cash and cash equivalents, end of year	$524,611	$237,770	$256,639
Supplemental disclosures of cash flows information
Cash payments for interest	$33,456	$31,150	$33,570
Cash payments for income taxes	$54,570	$52,319	$75,695
Supplemental schedules of noncash investing and financing activities
Loans transferred to repossessed assets	$(4,331)	$(7,636)	$(33,502)
Repossessed property transferred to premises and equipment	$(840)	$—	$—
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Great Western Bancorp, Inc. (the “Company”) is a bank holding company organized under the laws of Delaware and is listed on the New York Stock Exchange ("NYSE") under the symbol GWB. The primary business of the Company is ownership of its wholly owned subsidiary, Great Western Bank (the “Bank”). The Bank is a full-service regional bank focused on relationship-based business and agri-business banking in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. The Company and the Bank are subject to the regulation of certain federal and/or state agencies and undergo periodic examinations by those regulatory authorities. Substantially all of the Company’s income is generated from banking operations.
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
Basis of Presentation and Principles of Consolidation
The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States (“U.S. GAAP”), SEC rules and interpretive releases and prevailing practices within the banking industry. All significant income and expenses are recorded on the accrual basis. The accompanying consolidated financial statements include the accounts and results of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under U.S. GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiaries Great Western Statutory Trust IV, GWB Capital Trust VI, Sunstate Bancshares Trust II, HF Financial Capital Trust III, HF Financial Capital Trust IV, HF Financial Capital Trust V and HF Financial Capital Trust VI are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these trusts are not included in the Company’s consolidated financial statements.
Certain previously reported amounts have been reclassified to conform to the current presentation.
Use of Estimates
U. S. GAAP requires management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Subsequent Events
On October 26, 2016, the Board of Directors of the Company approved a stock repurchase program. Under this program, the Company may repurchase up to $100 million of its common stock, from time to time. The repurchase program permits shares to be repurchased in open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.
On October 27, 2016, the Board of Directors of the Company declared a dividend of $0.17 per common share payable on November 23, 2016 to stockholders of record as of close of business on November 11, 2016.
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
Cash and Cash Equivalents
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
Interest and dividends, including amortization of premiums and accretion of discounts, are recognized as interest or dividend income when earned. Realized gains and losses on sales (using the specific identification method) and declines in value judged to be other-than-temporary are included in noninterest income in the consolidated statements of comprehensive income.
Federal Home Loan Bank Stock
Investments in the Federal Home Loan Bank (“FHLB”) stock are restricted as to redemption and are carried at cost. Investments in FHLB stock are reviewed regularly for possible other-than-temporary impairment, and the cost basis of this investment is reduced by any declines in value determined to be other-than-temporary. FHLB stock is included in other assets on the consolidated balance sheets.
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
For loans held for sale, loan fees charged or received on origination, net of certain direct loan origination costs, are recognized in income when the related loan is sold. For loans held for investment, loan fees, net of certain direct loan origination costs, are deferred and the net amount is amortized as an adjustment of the related loan’s yield. The Company is generally amortizing these amounts over the contractual lives of the loans. Commitment fees are recognized as income when received.
The Company grants commercial, agricultural, consumer, residential real estate, and other loans to customers primarily in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower. Collateral held varies but includes

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial and agricultural properties. Government guarantees are also obtained for some loans, which reduces the Company’s risk of loss.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
The agriculture lending class includes loans made to agricultural individuals and businesses. Loans in this class are generally secured by operating assets and guaranteed by owners; cashflows are most often our primary source of repayment. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan and lease losses for the agriculture lending class. Key risk characteristics relevant to the agriculture lending class include the geography of the borrower’s operations, commodity prices and weather patterns, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan and lease losses.
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
Troubled Debt Restructurings (“TDRs”)
Loans modified under troubled debt restructurings involve granting a concession to a borrower who is experiencing financial difficulty. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection, which generally would not otherwise be considered. Our TDRs include performing and nonperforming TDRs, which consist of loans that continue to accrue interest at the loan's original interest rate as we

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

expect to collect the remaining principal and interest on the loan, and nonaccrual TDRs, which include loans that are in a nonaccrual status and are no longer accruing interest, as we do not expect to collect the full amount of principal and interest owed from the borrower on these loans. At the time of modification (except for loans on nonaccrual status), a TDR is classified as nonperforming TDR until a six-month payment history of principal and interest payments, in accordance with the terms of the loan modification, is sustained, at which time we move the loan to a performing status (performing TDR). If we do not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. All TDRs are accounted for as impaired loans and are included in our analysis of the allowance for loan and lease losses. A TDR that has been renewed for a borrower who is no longer experiencing financial difficulty and which yields a market rate of interest at the time of a renewal is no longer considered a TDR.
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
The specific reserve relates to impaired loans. A loan is impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. Specific reserves are determined on a loan-by-loan basis based on management’s best estimate of the Company's exposure, given the current payment status of the loan, the present value of expected payments, and the value of any underlying collateral. Impaired loans also include loans modified in troubled debt restructurings. Generally, the impairment related to troubled debt restructurings is measured based on the fair value of the collateral, less cost to sell, or the present value of expected payments relative to the unpaid principal balance. If the impaired loan is identified as collateral dependent, then the fair value of the collateral method of measuring the amount of the impairment is utilized. This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the appraised value, if necessary, and including costs to sell.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

For acquired nonimpaired loans accounted for under ASC 310-20, the Company utilizes methods to estimate the required allowance for loan and lease losses similar to originated loans; the required reserve is compared to the net carrying value of each acquired nonimpaired loan (by class) to determine if a provision is required.
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
FDIC Indemnification Asset and Clawback Liability
In conjunction with a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction of TierOne Bank in 2010, the Company entered into two loss share agreements with the FDIC, one covering certain single family residential mortgage loans with the claim period ending June 2020 and one covering commercial loans and other assets, in which the claim period ended in June 2015. The agreements cover a portion of realized losses on loans, foreclosed real estate and certain other assets. The Company has recorded assets on the consolidated balance sheets (i.e. indemnification assets) representing estimated future amounts recoverable from the FDIC.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Other Repossessed Property
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Income and expenses from operations of repossessed property are included in noninterest expense. Residential real estate loans which were in the process of being foreclosed as of September 30, 2016 and 2015 were approximately $1.4 million and $3.7 million, respectively.
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
No long-lived asset impairments were recognized during the years ended September 30, 2016, 2015 or 2014.
Goodwill
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. Goodwill is evaluated annually for impairment. The Company performs its impairment evaluation as of June 30 of each fiscal year. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill are not recognized in the consolidated financial statements. No goodwill impairment was recognized during the years ended September 30, 2016, 2015 or 2014.
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
Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No intangible asset impairments were recognized during the years ended September 30, 2016, 2015 or 2014.
Loan Servicing Rights
The loan servicing rights asset recognized as part of the HF Financial acquisition was initially recorded at fair value. These servicing rights have subsequently been accounted for using the lower of cost or market method. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income using key assumptions such as prepayment speeds and discount rate. The asset is amortized into mortgage banking income, net on the consolidated statements of comprehensive income in proportion to and over the period of estimated net servicing income.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to noninterest income. If the Company determines the impairment to be permanent, the valuation is written off against the loan servicing rights, which results in a new amortized balance. Changes in the valuation allowance are reported in mortgage banking income, net in the consolidated statements of comprehensive income. The fair value of loan servicing rights is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. Based on the Company's analysis of loan servicing rights, a valuation allowance of $0.01 million was recorded at September 30, 2016.
Servicing fee income, which is reported in noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding balance or a fixed amount per loan and are recorded as income as earned. The amortization of loan servicing rights is netted against mortgage banking income, net in the consolidated statements of comprehensive income.
Bank Owned Life Insurance (“BOLI”)
BOLI represents life insurance policies on the lives of certain Company officers or former officers for which the Company is the beneficiary. The carrying amount of bank owned life insurance consists of the initial premium paid plus increases in cash value less the carrying amount associated with any death benefits received, and is recorded in other assets. Death benefits paid in excess of the applicable carrying amount are recognized as income, which is exempt from income taxes.
Derivatives
The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company enters into interest rate swap contracts to offset the interest rate risk associated with borrowers who lock in long-term fixed rates (greater than or equal to 5 years to maturity) through a fixed rate loan. Generally, under these swaps, the Company agrees with various swap counterparties to exchange the difference between fixed-rate and floating-rate interest amounts based upon notional principal amounts. The Company also enters into back to back swaps where the Company enters into an interest rate swap with loan customers to provide a facility to mitigate the interest rate risk associated with offering a fixed rate and simultaneously enters into a swap with an outside third party that is matched in exact offsetting terms. These contracts do not qualify for hedge accounting. These interest rate derivative instruments are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value, with changes in fair value reported in net realized and unrealized gain (loss) on derivatives. Since each fixed rate loan is paired with an offsetting derivative contract, the impact to net income is minimized.

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
Defined Benefit Plan
The Company assumed plan sponsorship of the HF Financial Corp. Pension Plan as part of the HF Financial acquisition. Defined benefit pension obligation and related costs are calculated using actuarial concepts and measurements. Three critical assumptions, the discount rate, the expected long-term rate of return on plan assets, and mortality rates are important elements of expense and/or benefit obligation measurements. Other assumptions involve employee demographic factors such as retirement patterns and turnover. The Company evaluates all assumptions annually. For accounting purposes, mortality assumptions at September 30, 2016 were based on the RP-2014 mortality tables and the MP 2015 projection scales.
The discount rate enables the Company to state expected future benefit payments as a present value on the measurement date. The Company determined the discount rate at September 30, 2016 by utilizing the standard duration index from the Citi Pension Discount Curve and Liability Index. A lower discount rate increases the present value of benefit obligations and increases pension expense.
To determine expected long-term rate of return on defined benefit pension plan assets, the Company considers the current asset allocation of the defined benefit pension plan, as well as historical and expected returns on each asset class. A lower expected rate of return on defined pension plan assets will increase pension expense.
The Company recognizes the over- or under-funded status of a plan as an other asset or other liability in the consolidated balance sheets as measured by the difference between the fair value of the plan assets and the projected benefit obligation. When recorded, unrecognized prior service costs and actuarial gains and losses are recognized as a component of accumulated other comprehensive income (loss).

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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income (loss) consists entirely of unrealized appreciation (depreciation) on available for sale securities.
New Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which addresses diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2016-18 on our consolidated financial statements.
In October 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control, which alters how a decision maker needs to consider indirect interests in a variable interest entity held through an entity under common control and simplifies that analysis to require consideration of only an entity’s proportionate indirect interest in a VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, Consolidations (Topic 810): Amendments to the Consolidation Analysis, which was not effective for the Company in the current fiscal year. ASU 2016-17 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2016-17 on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Equity Transfers of Assets Other Than Inventory, which addresses improvement in accounting for income tax consequences of intra-equity transfers of assets other than inventory. This update requires that an entity recognize the income tax consequences of the intra-equity transfer of an asset other than inventory when the transfer occurs. The update eliminates the exception for an intra-equity transfer for assets other than inventory. ASU 2016-16 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendment requires the use of a modified retrospective transaction approach through a cumulative effect adjustment directly to retained earnings as of the beginning of adoption. The Company is currently evaluating the potential impact of ASU 2016-16 on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in presentations and classification in the statement of cash flows. The eight specific

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

cash flow issues addressed include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendment requires the use of the retrospective transaction approach for adoption. The Company is currently evaluating the potential impact of ASU 2016-15 on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which addresses timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires institutions to measure all expected credit losses related to financial assets measured at amortized costs with an expected loss model based on historical experience, current conditions and reasonable and supportable forecasts relevant to affect the collectibility of the financial assets, which is referred to as the current expected credit loss (CECL) model. The ASU requires enhanced disclosures, including qualitative and quantitative requirements, to help understand significant estimates and judgments used in estimating credit losses, as well as provide additional information about the amounts recorded in the financial statements. ASU 2016-13 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The amendment requires the use of the modified retrospective approach for adoption. The Company is currently evaluating the potential impact of ASU 2016-13 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Based Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Earlier application is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the potential impact of ASU 2016-09 on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that lessees recognize the assets and liabilities arising from leases on the balance sheet. ASU 2015-16 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the potential impact of ASU 2016-02 on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2016-01 on our consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments, which requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Earlier application is permitted for financial statements that have not been issued, therefore the Company has elected to early adopt this ASU as of and for its quarter ended June 30, 2016. The adoption of ASU 2015-16 in the third quarter of 2016 did not have a material impact on the Company's consolidated balance sheet or consolidated statement of comprehensive income. See also Note 2 to these consolidated financial statements.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, which clarifies guidance pertaining to the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU Nos. 2016-11 and 2016-12, which further clarify guidance and provide practical expedients related to the adoption of ASU No. 2014-09. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the potential impact of these standards on our consolidated financial statements.
2. Acquisition Activity
On May 16, 2016, the Company acquired by merger 100% of HF Financial Corp ("HF Financial"), the holding company of Home Federal Bank. Under terms of the agreement, HF Financial's stockholders had the right to receive for each share of HF Financial common stock, at their election (but subject to proration in the event cash or stock is oversubscribed), either (i) 0.6500 share of the Company's common stock, or (ii) $19.50 in cash. The total consideration was prorated as necessary to ensure that 24.29% of the total outstanding shares of HF Financial common stock were exchanged for cash and 75.71% of the total outstanding shares of HF Financial common stock were exchanged for shares of the Company's common stock. Total merger consideration of $142.0 million was paid by the Company in the acquisition, which resulted in goodwill of $41.2 million, as shown in the table below. With this acquisition, the Company expanded its presence into North Dakota and Minnesota through the addition of 23 bank offices and experienced in-market teams. The following summarizes consideration paid and an allocation of purchase price to net assets as of the acquisition date.

	Number of Shares	Amount
		(dollars in thousands)
Equity consideration:
Common stock issued	3,448,119	$107,478
Non-equity consideration:
Cash		34,487
Total consideration paid		141,965
Fair value of net assets acquired including identifiable intangible assets		100,749
Goodwill		$41,216
As of the acquisition date, goodwill of $41.2 million arose as a result of consideration in excess of net assets acquired. No goodwill is expected to be deductible for income tax purposes. The fair value of intangible assets created in the acquisition was $14.5 million related to core deposits and other intangible assets and loan servicing rights. During the fourth quarter of 2016, the Company obtained additional information regarding the valuation of the deferred tax assets, which resulted in an increase in goodwill recognized in the transaction of $0.6 million. There were no adjustments to current period income statement as a result of the adjustment.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table summarizes the assets acquired and liabilities assumed which were recorded on the consolidated balance sheet as of the date of merger of HF Financial:

Fair Value
(dollars in thousands)
Identifiable assets acquired:
Cash and cash equivalents	$18,818
Investment securities	165,052
Loans	863,741
Premises and equipment	19,220
Accrued interest receivable	4,117
Other repossessed property	4
Intangible assets	7,877
Loan servicing rights	6,573
Other assets	36,076
Total identifiable assets acquired	$1,121,478

Liabilities assumed:
Deposits	$863,121
FHLB advances and other borrowings	115,881
Subordinated debentures	21,110
Other liabilities	20,617
Total liabilities assumed	1,020,729
Fair value of net identifiable assets acquired	100,749
Net purchase price	141,965
Goodwill	$41,216
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
The results of the merged HF Financial operations are presented within the Company’s consolidated financial statements from the acquisition date. The disclosure of HF Financial's post-acquisition revenue and net income is not practical due to the combining of HF Financial’s operations with and into the Company as of the acquisition date. Acquisition-related transaction expenses associated with the HF Financial acquisition totaled $15.7 million, $0.0 million and $0.0 million for the twelve months ended September 30, 2016, 2015 and 2014, respectively.
Supplemental pro forma information (unaudited)
The following unaudited pro forma combined results of operations of the Company and HF Financial presents results as if the acquisition had been completed as of the beginning of each period indicated. The unaudited pro forma combined results of operations are presented solely for information purposes and are not intended to represent or be indicative of the consolidated results of operations that the Company would have reported had this transaction been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results. In particular, no adjustments have been made to eliminate the amount of HF Financial's provision for loan and lease losses incurred prior to the acquisition date that would not have been necessary had the acquired loans been recorded at fair value as of the beginning of each period indicated. In accordance with Article 11 of SEC Regulation S-X, transaction costs directly attributable to the acquisition have been excluded.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

	For the Year Ended September 30,
	2016	2015	2014
	(Unaudited, dollars in thousands, except per share data)
Net interest income	$415,149	$370,778	$352,991
Net income	133,685	114,731	112,387
Basic earnings per share	2.36	2.00	1.94
Fully diluted earnings per share	2.36	2.00	1.94
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
(Unaudited, dollars in thousands)
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
	(Unaudited, dollars in thousands)
Acquired receivables subject to ASC 310-30	$51,532	$83,710	$28,516
Acquired receivables not subject to ASC 310-30	812,209	998,255	9,572
3. Restrictions on Cash and Cash Equivalents
The Company is required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of deposits. The total requirement was approximately $94.9 million and $49.3 million at September 30, 2016 and 2015, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

4. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2016
U.S. Treasury securities	$227,007	$3,973	$—	$230,980
U.S. Agency securities	—	—	—	—
Mortgage-backed securities:
Government National Mortgage Association	664,529	3,172	(1,922)	665,779
Federal National Mortgage Association	212,452	1,324	—	213,776
Small Business Assistance Program	142,921	2,362	—	145,283
States and political subdivision securities	55,525	123	(164)	55,484
Corporate debt securities	4,998	24	—	5,022
Other	1,013	49	—	1,062
Total	$1,308,445	$11,027	$(2,086)	$1,317,386

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2015
U.S. Treasury securities	$250,986	$3,811	$—	$254,797
U.S. Agency securities	74,412	643	—	75,055
Mortgage-backed securities:
Government National Mortgage Association	842,460	3,663	(4,503)	841,620
Federal National Mortgage Association	46,449	96	—	46,545
Small Business Assistance Program	101,415	233	(213)	101,435
States and political subdivision securities	1,849	1	—	1,850
Corporate debt securities	4,996	—	(13)	4,983
Other	1,006	36	—	1,042
Total	$1,323,573	$8,483	$(4,729)	$1,327,327

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The amortized cost and approximate fair value of debt securities available for sale as of September 30, 2016 and 2015, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

	September 30, 2016		September 30, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$3,706	$3,709	$76,261	$76,905
Due after one year through five years	265,253	269,242	255,982	259,780
Due after five years through ten years	18,449	18,413	—	—
Due after ten years	122	122	—	—
	287,530	291,486	332,243	336,685
Mortgage-backed securities	1,019,902	1,024,838	990,324	989,600
Securities without contractual maturities	1,013	1,062	1,006	1,042
Total	$1,308,445	$1,317,386	$1,323,573	$1,327,327

Proceeds from sales of securities available for sale were $145.9 million, $105.2 million and $47.3 million for the years ended September 30, 2016, 2015 and 2014 respectively. Gross gains (pre-tax) of $0.5 million, $0.8 million and $1.0 million and gross losses (pre-tax) of $0.0 million, $0.5 million and $0.9 million were realized on the sales for the years ended September 30, 2016, 2015 and 2014, respectively, using the specific identification method. The Company recognized an other than temporary impairment in net loss on sale of securities in the consolidated statements of comprehensive income of $0.4 million on two security holdings attributable to credit for the year ended September 30, 2016. There was no other than temporary impairment recognized for the years ended September 30, 2015 and 2014.
Securities with an estimated fair value of approximately $971.3 million and $894.3 million at September 30, 2016 and 2015, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 25% and 36% of the Company’s investment portfolio at September 30, 2016 and 2015, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other than temporarily impaired at September 30, 2016 or 2015.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2016
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
Mortgage-backed securities	$17,528	$(6)	$284,995	$(1,916)	$302,523	$(1,922)
States and political subdivision securities	27,933	(164)	—	—	27,933	(164)
Corporate debt securities	—	—	—	—	—	—
Total	$45,461	$(170)	$284,995	$(1,916)	$330,456	$(2,086)

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

	September 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
Mortgage-backed securities	$58,604	$(236)	$412,058	$(4,480)	$470,662	$(4,716)
States and political subdivision securities	—	—	—	—	—	—
Corporate debt securities	4,984	(13)	—	—	4,984	(13)
Total	$63,588	$(249)	$412,058	$(4,480)	$475,646	$(4,729)
As of September 30, 2016 and 2015, the Company had 110 and 31 securities, respectively, in an unrealized loss position.
The components of other accumulated comprehensive income (loss) from net unrealized gains (losses) on securities available for sale for the years ended September 30, 2016, 2015 and 2014 are as follows:

	September 30,
	2016	2015	2014
	(dollars in thousands)
Beginning balance accumulated other comprehensive income (loss)	$2,318	$(6,157)	$(7,081)
Net unrealized holding gain arising during the year	5,347	13,979	1,400
Reclassification adjustment for net (gain) realized in net income	(160)	(310)	(90)
Net change in unrealized gain before income taxes	5,187	13,669	1,310
Income tax (expense)	(1,971)	(5,194)	(386)
Net change in unrealized gain on securities after taxes	3,216	8,475	924
Ending balance accumulated other comprehensive income (loss)	$5,534	$2,318	$(6,157)
5. Loans
The composition of net loans as of September 30, 2016 and 2015, is as follows:

	September 30,
	2016	2015
	(dollars in thousands)
Residential real estate	$1,020,958	$923,145
Commercial real estate	3,754,107	2,845,748
Commercial non real estate	1,673,166	1,609,510
Agriculture	2,168,937	1,861,465
Consumer	76,273	73,049
Other	42,477	38,371
Ending balance	8,735,918	7,351,288

Less: Unamortized discount on acquired loans	(39,947)	(19,264)
Unearned net deferred fees and costs and loans in process	(13,327)	(6,826)
Total	$8,682,644	$7,325,198
The loan breakouts above include loans covered by FDIC loss sharing agreements totaling $73.3 million and $97.0 million as of September 30, 2016 and 2015, respectively, residential real estate loans held for sale totaling $12.9 million and $9.9 million at September 30, 2016 and 2015, respectively, and $1.13 billion and $1.12 billion of loans and written loan commitments accounted for at fair value as of September 30, 2016 and 2015, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Unearned net deferred fees and costs totaled $8.6 million and $7.5 million as of September 30, 2016 and 2015, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $4.7 million and $(0.7) million as of September 30, 2016 and 2015, respectively.
Loans guaranteed by agencies of the U.S. government totaled $120.0 million and $105.0 million at September 30, 2016 and 2015, respectively.
Principal balances of residential real estate loans sold totaled $291.2 million and $281.6 million for the years ended September 30, 2016 and 2015, respectively.
Nonaccrual
The following table presents the Company’s nonaccrual loans at September 30, 2016 and 2015, excluding ASC 310-30 loans. Loans greater than 90 days past due and still accruing interest as of September 30, 2016 and 2015, were $2.0 million and $0.1 million, respectively.

	September 30,
	2016	2015
Nonaccrual loans	(dollars in thousands)
Residential real estate	$5,962	$7,642
Commercial real estate	13,870	9,556
Commercial non real estate	27,280	14,281
Agriculture	66,301	24,569
Consumer	223	107
Total	$113,636	$56,155
Credit Quality Information
The composition of the loan portfolio by internally assigned grade is as follows as of September 30, 2016 and 2015. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.13 billion for 2016 and $1.12 billion for 2015:

As of September 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade	(dollars in thousands)
Grade:
Pass	$919,224	$3,276,048	$1,093,913	$1,514,344	$75,065	$42,477	$6,921,071
Watchlist	4,741	81,148	37,283	204,326	110	—	327,608
Substandard	10,885	57,415	42,319	130,569	417	—	241,605
Doubtful	130	147	395	630	—	—	1,302
Loss	—	—	—	—	—	—	—
Ending balance	934,980	3,414,758	1,173,910	1,849,869	75,592	42,477	7,491,586
Loans covered by FDIC loss sharing agreements	73,272	—	—	—	—	—	73,272
Total	$1,008,252	$3,414,758	$1,173,910	$1,849,869	$75,592	$42,477	$7,564,858

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

As of September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade	(dollars in thousands)
Grade:
Pass	$800,677	$2,384,980	$1,051,772	$1,272,312	$72,705	$38,371	$5,620,817
Watchlist	4,890	66,024	50,242	189,144	78	—	310,378
Substandard	11,877	56,905	60,801	53,837	223	—	183,643
Doubtful	323	200	682	256	7	—	1,468
Loss	—	—	—	—	—	—	—
Ending balance	817,767	2,508,109	1,163,497	1,515,549	73,013	38,371	6,116,306
Loans covered by FDIC loss sharing agreements	97,030	—	—	—	—	—	97,030
Total	$914,797	$2,508,109	$1,163,497	$1,515,549	$73,013	$38,371	$6,213,336
Past Due Loans
The following table presents the Company’s past due loans at September 30, 2016 and 2015. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.13 billion for 2016 and $1.12 billion for 2015.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
As of September 30, 2016	(dollars in thousands)
Residential real estate	$828	$548	$2,063	$3,439	$931,541	$934,980
Commercial real estate	1,765	1,959	3,745	7,469	3,407,289	3,414,758
Commercial non real estate	1,588	5,515	9,594	16,697	1,157,213	1,173,910
Agriculture	(26)	709	11,549	12,232	1,837,637	1,849,869
Consumer	209	20	28	257	75,335	75,592
Other	—	—	—	—	42,477	42,477
Ending balance	4,364	8,751	26,979	40,094	7,451,492	7,491,586
Loans covered by FDIC loss sharing agreements	1,404	1,173	367	2,944	70,328	73,272
Total	$5,768	$9,924	$27,346	$43,038	$7,521,820	$7,564,858

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
As of September 30, 2015	(dollars in thousands)
Residential real estate	$486	$858	$2,776	$4,120	$813,647	$817,767
Commercial real estate	1,708	1,204	4,247	7,159	2,500,950	2,508,109
Commercial non real estate	697	7,944	4,072	12,713	1,150,784	1,163,497
Agriculture	2,161	175	6,264	8,600	1,506,949	1,515,549
Consumer	232	8	37	277	72,736	73,013
Other	—	—	—	—	38,371	38,371
Ending balance	5,284	10,189	17,396	32,869	6,083,437	6,116,306
Loans covered by FDIC loss sharing agreements	2,455	594	873	3,922	93,108	97,030
Total	$7,739	$10,783	$18,269	$36,791	$6,176,545	$6,213,336

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Impaired Loans
The following table presents the Company’s impaired loans. This table excludes loans covered by FDIC loss sharing agreements:

	As of September 30, 2016			As of September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans:	(dollars in thousands)
With an allowance recorded:
Residential real estate	$6,244	$6,886	$3,000	$8,779	$9,386	$4,118
Commercial real estate	29,965	32,349	3,846	28,683	29,839	2,932
Commercial non real estate	34,526	35,283	6,475	42,446	46,936	5,443
Agriculture	71,501	80,842	12,278	34,130	38,966	3,780
Consumer	383	393	87	184	202	52
Total impaired loans with an allowance recorded	142,619	155,753	25,686	114,222	125,329	16,325

With no allowance recorded:
Residential real estate	4,120	5,807	—	4,490	6,181	—
Commercial real estate	24,040	24,660	—	31,757	33,131	—
Commercial non real estate	15,299	16,469	—	23,724	24,970	—
Agriculture	30,339	31,907	—	10,123	11,396	—
Consumer	12	12	—	26	27	—
Total impaired loans with no allowance recorded	73,810	78,855	—	70,120	75,705	—
Total impaired loans	$216,429	$234,608	$25,686	$184,342	$201,034	$16,325
There are no impaired loans without a valuation allowance, other than those loans for which the Company has claim to collateral with value(s) in excess of the outstanding loan amount, after allowing for the cost of liquidating the collateral as of September 30, 2016 or 2015.
The average recorded investment on impaired loans and interest income recognized on impaired loans for the years ended September 30, 2016, 2015 and 2014, respectively, are as follows:

	For the year ended September 30, 2016		For the year ended September 30, 2015		For the year ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized while on Impaired Status	Average Recorded Investment	Interest Income Recognized while on Impaired Status	Average Recorded Investment	Interest Income Recognized while on Impaired Status
	(dollars in thousands)
Residential real estate	$11,773	$576	$12,523	$588	$13,572	$661
Commercial real estate	70,266	3,876	69,918	3,936	84,490	2,191
Commercial non real estate	45,592	1,971	49,561	3,092	31,827	1,980
Agriculture	100,052	6,502	42,599	1,953	30,546	984
Consumer	309	55	241	35	346	53
Total	$227,992	$12,980	$174,842	$9,604	$160,781	$5,869
Valuation adjustments made to repossessed properties for the years ended September 30, 2016 and 2015, totaled $1.8 million and $5.9 million, respectively, and are included in noninterest expense.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. These TDRs do not include purchased impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan and lease losses for TDRs were $9.3 million and $3.6 million at September 30, 2016 and 2015, respectively. Commitments to lend additional funds to borrowers whose loans were modified in a TDR were $0.9 million and $2.3 million as of September 30, 2016 and 2015, respectively.
The following table presents the recorded value of the Company’s TDR balances as of September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Residential real estate	$370	$937	$452	$1,547
Commercial real estate	18,250	2,356	30,917	4,725
Commercial non real estate	8,102	4,789	8,928	833
Agriculture	19,823	28,688	20,041	6,857
Consumer	23	8	33	4
Total	$46,568	$36,778	$60,371	$13,966

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents a summary of all accruing loans restructured in TDRs during the years ended September 30, 2016, 2015 and 2014, respectively:

	September 30,			September 30,			September 30,
	2016			2015			2014
		Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
	(dollars in thousands)
Residential real estate
Rate modification	—	$—	$—	1	$13	$13	—	$—	$—
Term extension	1	42	42	2	53	53	6	206	206
Payment modification	—	—	—	—	—	—	6	474	474
Bankruptcy	—	—	—	1	19	19	9	338	338
Other	—	—	—	—	—	—	2	49	49
Total residential real estate	1	42	42	4	85	85	23	1,067	1,067
Commercial real estate
Rate modification	—	—	—	—	—	—	—	—	—
Term extension	2	1,897	1,897	—	—	—	3	109	109
Payment modification	—	—	—	6	22,232	22,232	2	2,911	2,911
Bankruptcy	—	—	—	1	477	477	—	—	—
Other	3	6,714	6,714	—	—	—	—	—	—
Total commercial real estate	5	8,611	8,611	7	22,709	22,709	5	3,020	3,020
Commercial non real estate
Rate modification	1	49	49	—	—	—	—	—	—
Term extension	5	120	120	2	2,296	2,296	7	2,183	2,183
Payment modification	2	948	948	4	1,709	1,709	10	3,593	3,593
Bankruptcy	—	—	—	—	—	—	—	—	—
Other	4	8,500	8,500	—	—	—	5	945	945
Total commercial non real estate	12	9,617	9,617	6	4,005	4,005	22	6,721	6,721
Agriculture
Rate modification	—	—	—	—	—	—	—	—	—
Term extension	16	27,134	27,134	2	1,410	1,410	5	2,755	2,755
Payment modification	4	989	989	7	18,551	18,551	—	—	—
Bankruptcy	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Total agriculture	20	28,123	28,123	9	19,961	19,961	5	2,755	2,755
Consumer
Rate modification	—	—	—	—	—	—	—	—	—
Term extension	—	—	—	—	—	—	—	—	—
Payment modification	—	—	—	1	17	17	4	21	21
Bankruptcy	—	—	—	1	6	6	—	—	—
Other	—	—	—	—	—	—	2	28	28
Total consumer	—	—	—	2	23	23	6	49	49
Total accruing	38	$46,393	$46,393	28	$46,783	$46,783	61	$13,612	$13,612
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents a summary of all non-accruing loans restructured in TDRs during the years ended September 30, 2016, 2015 and 2014:

	September 30,			September 30,			September 30,
	2016			2015			2014
		Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
	(dollars in thousands)
Residential real estate
Rate modification	—	$—	$—	1	$67	$67	5	$119	$119
Term extension	—	—	—	3	169	169	13	351	351
Payment modification	3	254	253	1	19	19	6	219	219
Bankruptcy	—	—	—	1	39	39	7	275	275
Other	—	—	—	1	24	8	11	425	425
Total residential real estate	3	254	253	7	318	302	42	1,389	1,389
Commercial real estate
Rate modification	—	—	—	—	—	—	3	1,618	1,618
Term extension	—	—	—	2	740	740	2	4,031	4,031
Payment modification	—	—	—	2	1,082	1,082	—	—	—
Bankruptcy	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	1	87	87
Total commercial real estate	—	—	—	4	1,822	1,822	6	5,736	5,736
Commercial Non Real Estate
Rate modification	—	—	—	1	32	—	—	—	—
Term extension	—	—	—	5	257	180	10	438	438
Payment modification	2	760	760	2	22	3	1	36	36
Bankruptcy	—	—	—	—	—	—	1	10	10
Other	—	—	—	—	—	—	—	—	—
Total commercial non real estate	2	760	760	8	311	183	12	484	484
Agriculture
Rate modification	—	—	—	—	—	—	—	—	—
Term extension	1	101	100	—	—	—	3	831	831
Payment modification	4	932	887	1	229	229	—	—	—
Bankruptcy	—	—	—	—	—	—	—	—	—
Other	1	95	95	—	—	—	2	511	511
Total agriculture	6	1,128	1,082	1	229	229	5	1,342	1,342
Consumer
Rate modification	—	—	—	—	—	—	—	—	—
Term extension	—	—	—	2	1	—	2	15	15
Payment modification	—	—	—	—	—	—	1	2	2
Bankruptcy	1	8	8	—	—	—	—	—	—
Other	—	—	—	—	—	—	2	9	9
Total consumer	1	8	8	2	1	—	5	26	26
Total non-accruing	12	$2,150	$2,103	22	$2,681	$2,536	70	$8,977	$8,977
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	7	$47	$—	5	$145	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The table below represents loans that were modified as TDRs within the previous 12 months and for which there was a payment default for the years ended September 30, 2016, 2015 and 2014.

	September 30,		September 30,		September 30,
	2016		2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Residential real estate	1	$—	1	$8	11	$419
Commercial real estate	—	—	—	—	—	—
Commercial non real estate	2	275	2	—	8	313
Agriculture	2	7,307	—	—	2	935
Consumer	1	8	2	—	1	—
Total	6	$7,590	5	$8	22	$1,667
A loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table above includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. In 2016, 2015 and 2014, $22.3 million, $14.5 million, and $12.9 million respectively, of loans were removed from TDR status as they were restructured at market terms and are performing.
6. Allowance for Loan and Lease Losses
The following tables presents the Company’s allowance for loan and lease losses roll forward for the years ended September 30, 2016, 2015 and 2014.

September 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2015	$8,025	$18,014	$15,996	$13,952	$348	$865	$57,200
Charge-offs	(1,157)	(3,625)	(2,629)	(4,294)	(206)	(2,255)	(14,166)
Recoveries	495	719	1,429	556	149	1,305	4,653
Provision	419	3,148	(1,736)	14,901	147	1,132	18,011
(Improvement) impairment of ASC 310-30 loans	(676)	(310)	(70)	—	—	—	(1,056)
Ending balance September 30, 2016	$7,106	$17,946	$12,990	$25,115	$438	$1,047	$64,642

September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2014	$8,342	$16,884	$10,550	$10,655	$264	$823	$47,518
Charge-offs	(238)	(1,971)	(11,153)	(606)	(129)	(1,617)	(15,714)
Recoveries	231	1,339	3,407	131	104	1,143	6,355
Provision	849	1,325	13,122	3,772	134	516	19,718
(Improvement) impairment of ASC 310-30 loans	(1,159)	437	70	—	(25)	—	(677)
Ending balance September 30, 2015	$8,025	$18,014	$15,996	$13,952	$348	$865	$57,200

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

September 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2013	$11,779	$22,562	$11,222	$9,296	$312	$693	$55,864
Charge-offs	(631)	(3,199)	(5,380)	(2,429)	(211)	(1,893)	(13,743)
Recoveries	233	1,470	1,439	58	156	1,357	4,713
Provision	(788)	(4,114)	4,980	3,730	(18)	666	4,456
(Impairment) improvement of ASC 310-30 loans	(2,251)	165	(1,711)	—	25	—	(3,772)
Ending balance September 30, 2014	$8,342	$16,884	$10,550	$10,655	$264	$823	$47,518

The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance. These tables are presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.13 billion, loans held for sale of $12.9 million, and guaranteed loans of $120.0 million for September 30, 2016 and loans measured at fair value with changes in fair value reported in earnings of $1.12 billion, loans held for sale of $9.9 million, and guaranteed loans of $105.0 million for September 30, 2015.

As of September 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,000	$3,846	$6,475	$12,278	$87	$—	$25,686
Collectively evaluated for impairment	3,199	13,328	6,515	12,837	351	1,047	37,277
ASC 310-30 loans	907	772	—	—	—	—	1,679
Total allowance	$7,106	$17,946	$12,990	$25,115	$438	$1,047	$64,642

Financing Receivables
Individually evaluated for impairment	$10,364	$54,005	$49,825	$101,840	$395	$—	$216,429
Collectively evaluated for impairment	918,710	3,249,974	1,079,295	1,721,219	74,301	42,477	7,085,976
ASC 310-30 loans	65,737	44,448	3,196	15,254	896	—	129,531
Loans Outstanding	$994,811	$3,348,427	$1,132,316	$1,838,313	$75,592	$42,477	$7,431,936

As of September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$4,118	$2,932	$5,443	$3,780	$52	$—	$16,325
Collectively evaluated for impairment	2,283	14,000	10,483	10,172	296	865	38,099
ASC 310-30 loans	1,624	1,082	70	—	—	—	2,776
Total allowance	$8,025	$18,014	$15,996	$13,952	$348	$865	$57,200

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

As of September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Financing Receivables
Individually evaluated for impairment	$13,106	$49,794	$62,158	$44,253	$193	$—	$169,504
Collectively evaluated for impairment	806,912	2,385,636	1,056,806	1,461,230	71,549	38,371	5,820,504
ASC 310-30 loans	82,189	20,710	2,759	1,538	1,271	—	108,467
Loans Outstanding	$902,207	$2,456,140	$1,121,723	$1,507,021	$73,013	$38,371	$6,098,475

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
The ALLL for ASC 310-30 loans totaled $1.7 million at September 30, 2016, compared to $2.8 million at September 30, 2015. During fiscal year 2016, loan pools accounted for under ASC 310-30 had a net reversal of provision of $1.1 million as a result of increases in expected cash flows. Net provision reversals for fiscal year 2015 totaled $0.7 million as a result of increases in expected cash flows. Net provision reversals for fiscal year 2014 totaled $3.8 million, and were driven by the residential real estate and commercial non real estate pools.
For acquired loans not accounted for under ASC 310-30 (purchased non-impaired), the Company utilizes specific and collective reserve calculation methods similar to originated loans. The required ALLL for these loans is included in the individually evaluated for impairment bucket of the ALLL if the loan is rated substandard or worse, and in the collectively evaluated for impairment bucket for pass rated loans.
The reserve for unfunded loan commitments was $0.5 million and $0.4 million at September 30, 2016 and 2015, respectively and is recorded in other liabilities on the consolidated balance sheets.
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
Loan pools are periodically reassessed to determine expected cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller, homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large individual loans that consider similar prepayment factors listed above for smaller homogeneous loans. The re-assessment of purchased impaired loans resulted in the following changes in the accretable yield during the fiscal years ended September 30, 2016 and 2015:

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

	September 30,
	2016	2015	2014
	(dollars in thousands)
Balance at beginning of year	$44,489	$50,889	$67,660
Acquisition	3,662	—	—
Accretion	(9,971)	(13,645)	(18,204)
Reclassification from (to) nonaccretable difference	(56)	8,363	6,252
Disposals	—	(1,118)	(4,819)
Balance at end of year	$38,124	$44,489	$50,889
The reclassifications from nonaccretable difference noted in the table above represent instances where specific pools of loans are expected to perform better over the remaining lives of the loans than expected at the prior re-assessment date.
The following table provides purchased impaired loans at September 30, 2016 and September 30, 2015:

	September 30, 2016			September 30, 2015
	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]
	(dollars in thousands)
Residential real estate	$76,696	$65,737	$64,830	$93,979	$82,189	$80,565
Commercial real estate	129,615	44,448	43,676	97,302	20,710	19,628
Commercial non real estate	11,588	3,196	3,196	10,387	2,759	2,689
Agriculture	19,174	15,254	15,254	1,538	1,538	1,538
Consumer	1,033	896	896	1,368	1,271	1,271
Total lending	$238,106	$129,531	$127,852	$204,574	$108,467	$105,691

[1] Represents the legal balance of ASC 310-30 loans.
[2] Represents the book balance of ASC 310-30 loans.
[3] Represents the book balance of ASC 310-30 loans net of the related allowance for loan and lease losses.
Due to improved cash flows of the purchased impaired loans, the reductions to allowance recognized on previous impairments were $1.1 million and $0.7 million for the years ended September 30, 2016 and 2015, respectively.
8. FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the TierOne Bank acquisition, the Company is reimbursed for a portion of the losses incurred on covered assets. As covered assets are resolved, whether it be through repayment, short sale of the underlying collateral, the foreclosure on or sale of collateral, or the sale or charge-off of loans or OREO, any differences between the carrying value of the covered assets versus the payments received during the resolution process, that are reimbursable by the FDIC, are recognized as reductions in the FDIC indemnification asset. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC. The following table represents a summary of the activity related to the FDIC indemnification asset for the years ended September 30, 2016, 2015 and 2014:

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

	September 30,
	2016	2015	2014
	(dollars in thousands)
Balance at beginning of year	$14,722	$26,678	$45,690
Amortization	(3,836)	(7,552)	(14,604)
Changes in expected reimbursements from FDIC for changes in expected credit losses	(278)	(305)	2,148
Changes in reimbursable expenses	(791)	(1,972)	2,358
Payments (reimbursements) of covered losses from the FDIC	960	(2,127)	(8,914)
Balance at end of year	$10,777	$14,722	$26,678
The loss claims filed are subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. The commercial loss share agreement claim period ended on June 4, 2015. The non-commercial loss share agreement ends June 4, 2020.
9. Premises and Equipment
The major classes of premises and equipment and the total amount of accumulated depreciation as of September 30, 2016 and 2015, are as follows:

	September 30,
	2016	2015
	(dollars in thousands)
Land	$26,591	$21,708
Buildings and building improvements	94,306	82,796
Furniture and equipment	27,597	28,861
Construction in progress	768	802
Total	149,262	134,167
Accumulated depreciation	(30,756)	(36,617)
Premise and equipment, net	$118,506	$97,550
Depreciation expense was $7.5 million, $8.5 million and $9.6 million for the years ended September 30, 2016, 2015 and 2014, respectively.
Included in the premises and equipment is $8.1 million and $0.0 million of property held for sale as of September 30, 2016 and 2015, respectively. During the third quarter of 2016, the Company reviewed the current locations utilized, spacing available and committed to a plan to consolidate existing locations identified to reduce costs. The Company listed six buildings located in the Sioux Falls, South Dakota area for sale. The Company measures assets held for sale at the lower of carrying amount or estimated fair value, there was no impairment charge recognized as of September 30, 2016. The Company anticipates that these properties will be sold within the next 12 months.
10. Derivative Financial Instruments
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
The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at September 30, 2016 and 2015.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

	September 30, 2016
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:	(dollars in thousands)
Interest rate swaps	$1,055,822	Liabilities	$525	$(81,974)
Mortgage loan commitments	52,333	Assets	66	—
Mortgage loan forward sale contracts	60,529	Liabilities	—	(66)

	September 30, 2015
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:	(dollars in thousands)
Interest rate swaps	$1,087,505	Liabilities	$41	$(53,559)
Mortgage loan commitments	30,196	Assets	95	—
Mortgage loan forward sale contracts	36,655	Liabilities	—	(95)
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
Credit-risk-related contingent features
The Company has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty has the right to terminate the derivative positions and the Company would be required to settle its obligations under the agreements. As of September 30, 2016 and 2015, the termination value of derivatives in a net liability position related to these agreements was $84.4 million and $53.5 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with its derivative counterparties and as of September 30, 2016 and 2015, the Company had posted $106.1 million and $63.2 million, respectively, in eligible collateral.
The effect of derivatives on the consolidated statements of comprehensive income for the years ended September 30, 2016, 2015 and 2014 was as follows:

		Amount of Gain (Loss) Recognized in Income
		September 30,
	Location of Gain (Loss) Recognized in Income	2016	2015	2014
Derivatives not designated as hedging instruments:		(dollars in thousands)
Interest rate swaps	Noninterest income	$(48,658)	$(62,088)	$(30,177)
Mortgage loan commitments	Noninterest income	66	95	19
Mortgage loan forward sale contracts	Noninterest income	(66)	(95)	(19)
Netting of Derivatives
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company has entered into an International Swaps and Derivatives Association ("ISDA") master netting arrangement with various swap counterparties. Under the terms of the master netting arrangements, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the non-defaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following tables present the Company's gross derivative financial assets and liabilities at September 30, 2016 and 2015, and the related impact of enforceable master netting arrangements and cash collateral, where applicable:

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments[1]	Net Amount
September 30, 2016	(dollars in thousands)
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$525	$(525)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(81,974)	525	(81,449)	81,449	—
Total derivative financial liabilities	$(81,449)	$—	$(81,449)	$81,449	$—

[1] The actual amount of collateral exceeds the fair value exposure, at the individual counterparty level, as of the date presented.

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
September 30, 2015	(dollars in thousands)
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$41	$(41)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(53,559)	41	(53,518)	53,518	—
Total derivative financial liabilities	$(53,518)	$—	$(53,518)	$53,518	$—

11. The Fair Value Option For Certain Loans
The Company has elected to measure certain long-term loans and written loan commitments at fair value to assist in managing the interest rate risk for longer-term loans. This fair value option was elected upon the origination of these loans. Interest income is recognized in the same manner as interest on non-fair value loans.
See Note 25 for additional disclosures regarding the fair value of the fair value option loans and written loan commitments.
Long-term loans and written loan commitments for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $74.1 million and $47.8 million at September 30, 2016 and 2015, respectively. The total unpaid principal balance of these long-term loans was approximately $1.06 billion and $1.07 billion at September 30, 2016 and 2015, respectively. The fair value of these loans and written loan commitments is included in total loans in the consolidated balance sheets and are grouped with commercial non real estate, commercial real estate, and agricultural loans in Note 5. The fair value of these written loan commitments was not material at September 30, 2016 and 2015, respectively. As of September 30, 2016 and 2015, there were loans with a fair value of $9.4 million and $1.5 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $10.8 million and $1.5 million, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported within the consolidated statements of comprehensive income are as follows for the years ended September 30, 2016, 2015 and 2014 (in thousands):

	September 30,
	2016		2015		2014
	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income / (Loss)	Total Changes in Fair Value
	(dollars in thousands)
Long-term loans and written loan commitments	$26,314	$26,314	$36,742	$36,742	$11,904	$11,904
For long-term loans and written loan commitments at September 30, 2016, 2015 and 2014, approximately $1.6 million, $0.2 million and $0.0 million, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
12. Goodwill
A summary of changes to the carrying amount of goodwill as of September 30, 2016 and 2015 is as follows:

	September 30,
	2016	2015
	(dollars in thousands)
Balance, beginning of year	$697,807	$697,807
Goodwill acquired during the year	41,216	—
Balance, end of year	$739,023	$697,807
The goodwill acquired in 2016 was a result of the HF Financial acquisition. See Note 2 for further information.
The Company performs an impairment analysis annually, and more frequently whenever events or changes in circumstances indicate that it is more likely than not fair value is less than carrying value. To test impairment, an analysis is performed by comparing the fair value of the Company to the carrying amount of its net assets. Fair value is based on the best information available, such as present value or multiple of earnings techniques. For the years ended September 30, 2016, 2015 and 2014, the Company did not recognize any impairment related to goodwill.
13. Core Deposits and Other Intangibles
A summary of intangible assets subject to amortization as of September 30, 2016 and 2015 is as follows:

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Other	Total
As of September 30, 2016	(dollars in thousands)
Gross carrying amount	$67,018	$8,464	$16,089	$538	$92,109
Accumulated amortization	(59,842)	(4,700)	(15,800)	(35)	(80,377)
Net intangible assets	$7,176	$3,764	$289	$503	$11,732
As of September 30, 2015
Gross carrying amount	$59,679	$8,464	$16,089	$—	$84,232
Accumulated amortization	(59,073)	(4,136)	(13,904)	—	(77,113)
Net intangible assets	$606	$4,328	$2,185	$—	$7,119
Amortization expense of intangible assets was $3.3 million, $7.1 million and $16.2 million for the years ended September 30, 2016, 2015 and 2014, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows:

(dollars in thousands)
2017	$2,341
2018	1,614
2019	1,489
2020	1,363
2021	1,267
2022 and thereafter	3,658
Total	$11,732
14. Loan Servicing Rights
Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The following table is the activity for loan servicing rights and the related valuation allowance:

	September 30,
	2016	2015	2014
	(dollars in thousands)
Loan servicing rights
Beginning of year	$—	$—	$—
Acquired in HF Financial acquisition	6,573	—	—
Additions	—	—	—
Amortization (1)	(779)	—	—
End of year	$5,794	$—	$—

Valuation allowance
Beginning of year	$—	$—	$—
Additions / (reductions) (1)	(13)	—	—
End of year	$(13)	$—	$—
Loan servicing rights, net	$5,781	$—	$—

Servicing fees received	$930	$—	$—
Balance of loans serviced at:
Beginning of year	—	—	—
End of year	868,865	—	—

(1) Changes to carrying amounts are reported net of loan servicing income on the consolidated statements of comprehensive income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity and prospective industry consensus data. An independent third party is utilized to calculate the amortization and valuation based upon specific loan characteristics, prepayment speeds generated from a validation model utilizing both empirical and market derived data and discount rates. At September 30, 2016, the constant prepayment rates (CPR) used to calculate the amortization averaged 16.0%. For valuation purposes, an average discount rate of 11.9% was utilized at September 30, 2016. Based on the Company's analysis of mortgage servicing rights, a $0.0 million valuation reserve was recorded at September 30, 2016, 2015 and 2014.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

15. Deposits
The composition of deposits as of September 30, 2016 and 2015, is as follows:

	September 30,
	2016	2015
	(dollars in thousands)
Noninterest-bearing demand	$1,880,512	$1,368,453
NOW accounts, money market and savings	5,343,183	4,638,446
Time deposits, $250,000 or more	265,904	217,016
Other time deposits	1,115,191	1,163,150
Total	$8,604,790	$7,387,065
At September 30, 2016, the scheduled maturities of time deposits in subsequent fiscal years are as follows:

(dollars in thousands)
2017	$897,151
2018	238,227
2019	80,411
2020	104,545
2021	59,018
2022 and thereafter	1,743
Total	$1,381,095
16. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $151.8 million and $180.6 million and fair value of approximately $152.3 million and $181.6 million at September 30, 2016 and 2015, respectively. In most cases, the Company over-collateralizes the repurchase agreements at 102% of total funds borrowed to protect the purchaser from changes in market value.  Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered. The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at September 30, 2016 and 2015.

	September 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements	(dollars in thousands)
US Treasury and agency securities	$—	$—	$—	$—	$—
Mortgage-backed securities	138,744	—	—	2,944	141,688
Total repurchase agreements	$138,744	$—	$—	$2,944	$141,688

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements	(dollars in thousands)
US Treasury and agency securities	$64,252	$—	$—	$—	$64,252
Mortgage-backed securities	118,147	—	—	2,872	121,019
Total repurchase agreements	$182,399	$—	$—	$2,872	$185,271
17. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at September 30, 2016 and 2015:

	September 30,
	2016	2015
	(dollars in thousands)
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 0.53% to 3.66% and maturity dates from October 2016 to September 2023, collateralized by real estate loans and FHLB stock, with various call dates at the option of the FHLB	$640,000	$581,000
Federal Home Loan Bank fed funds advance, interest rate of 0.45%, maturity date of September 2017	231,000	—
Total	871,000	581,000
Fair value adjustment (1)	$37	$—
Total FHLB advances and other borrowings	$871,037	$581,000

(1) Adjustment reflects the fair value adjustments related to the FHLB advances and notes payable assumed as part of the HF Financial acquisition.
In 2015, the Company obtained a $10.0 million revolving line of credit with a large retail bank, which is due on July 28, 2017. The line of credit has an interest rate of one month LIBOR plus 200 basis points, with interest payable monthly. There is also an unused line fee of 0.20% on the unused portion which is payable quarterly. The interest rate was 2.53% at September 30, 2016. There were no outstanding advances on this line of credit at September 30, 2016 and 2015.
As of September 30, 2016, based on our Federal Home Loan Bank stock holdings, the combined aggregate additional borrowing capacity of the Company with the Federal Home Loan Bank was $1.09 billion.
Principal balances of loans pledged to the Federal Home Loan Bank to collateralize notes payable totaled $3.11 billion and $2.29 billion at September 30, 2016 and 2015, respectively.
As of September 30, 2016, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows:

(dollars in thousands)
2017	$260,000
2018	31,000
2019	—
2020	—
2021	70,000
2022 and thereafter	510,000
Total	$871,000

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

18. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has caused seven trusts to be created that have issued Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities). These trusts are described herein.
The sole assets of the trusts are junior subordinated deferrable interest debentures (the Debentures) issued by the Company (or assumed as part of the HF Financial and Sunstate Bank acquisitions) with interest, maturity, and distribution provisions similar in term to the respective Preferred Securities. Additionally, to the extent interest payments are deferred on the Debentures, payment on the Preferred Securities will be deferred for the same period.
The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes the Debentures qualify as elements of capital. As of September 30, 2016 and 2015, $77.2 million and $56.1 million, respectively, of Debentures were eligible for treatment as Tier 1 capital.
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
The Company caused to be issued 30,000 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of GWB Capital Trust VI on March 10, 2006, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 148 basis points. Interest Payment dates are December 15, March 15, June 15, and September 15 of each year, beginning June 15, 2006, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed March 15, 2036; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures in whole, but not in part, at any Interest Payment Date, at a premium as defined by the Indenture if a “Special Event” occurs prior to March 15, 2007. A “Special Event” means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after March 15, 2011, subject to the Company receiving approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock. Proceeds from the issue were used for general corporate purposes including redemption of the 9.75% Preferred Securities of GWB Capital Trust II.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
The Company acquired the HFB Trust III in the acquisition of HF Financial. HF Financial Corp. caused to be issued 5,000 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of HFB Trust III on December 19, 2002, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 335 basis points. Interest Payment dates are January 7, April 7, July 7, and October 7 of each year, beginning April 7, 2003, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed January 7, 2033; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures in whole or in part, at any time, within 90 days following the occurrence of a Special Event, at a premium as defined by the Indenture if a “Special Event” occurs prior to January 7, 2008. A “Special Event” means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after January 7, 2008, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.
The Company acquired the HFB Trust IV in the acquisition of HF Financial. HF Financial Corp. caused to be issued 7,000 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of HFB Trust IV on September 25, 2003, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 310 basis points. Interest Payment dates are January 8, April 8, July 8, and October 8 of each year, beginning January 8, 2004, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed October 8, 2033; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures in whole or in part, at any time, within 90 days following the occurrence of a Special Event, at a premium as defined by the Indenture if a “Special Event” occurs prior to October 8, 2008. A “Special Event” means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after October 8, 2008, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.
The Company acquired the HFB Trust V in the acquisition of HF Financial. HF Financial Corp. caused to be issued 10,000 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of HFB Trust V on December 7, 2006, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 183 basis points. Interest Payment dates are March 1, June 1, September 1, and December 1 of each year, beginning March 1, 2007, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed March 1, 2037; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures in whole or in part, at any time, within 90 days following the occurrence of a Special Event, at a premium as defined by the Indenture if a “Special Event” occurs prior to March 1, 2012. A “Special Event” means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after March 1, 2012,

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.
The Company acquired the HFB Trust VI in the acquisition of HF Financial. HF Financial Corp. caused to be issued 2,000 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of HFB Trust VI on July 5, 2007, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 165 basis points. Interest Payment dates are January 1, April 1, July 1, and October 1 of each year, beginning October 1, 2007, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed October 1, 2037; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures in whole or in part, at any time, within 90 days following the occurrence of a Special Event, at a premium as defined by the Indenture if a “Special Event” occurs prior to October 1, 2012. A “Special Event” means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after October 1, 2012, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.
Relating to the trusts, the Company held as assets $2.5 million and 1.7 million, respectively, in common shares at September 30, 2016 and 2015 which are included in other assets on the consolidated balance sheets.
Subordinated Notes Payable
The Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at September 30, 2016, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, from February 15, 2016 until August 15, 2020. From August 15, 2020, to but excluding the maturity date or date of earlier redemption, the notes will bear interest at a rate per annum equal to to three-month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. Unamortized debt issuance costs related to these notes, which are included in Subordinated Debentures and Subordinated Notes Payable, totaled $0.3 million and $0.4 million at September 30, 2016 and 2015, respectively. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Subordinated debentures and subordinated notes payable are summarized as follows:

	September 30, 2016		September 30, 2015
	Amount outstanding	Common Shares Held in Other Assets	Amount outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to nonconsolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	—	—
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	—	—
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	10,310	310	—	—
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	—	—
Total junior subordinated debentures payable	80,920	$2,520	56,083	$1,683
Less: fair value adjustment (1)	(3,765)		—
Total junior subordinated debentures payable, net of fair value adjustment	77,155		56,083

Subordinated notes payable
Fixed to floating rate, 4.875% per annum	35,000		35,000
Less: unamortized debt issuance costs	(282)		(356)
Total subordinated notes payable	34,718		34,644
Total subordinated debentures and subordinated notes payable	$111,873		$90,727

(1) Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.
19. Income Taxes
The provision for income taxes charged to operations consists of the following for the years ended September 30, 2016, 2015 and 2014:

	September 30,
	2016	2015	2014
	(dollars in thousands)
Currently paid or payable
Federal	$51,749	$38,105	$58,172
State	8,677	7,342	8,638
	60,426	45,447	66,810
Deferred tax (benefit) expense
Federal	(1,513)	6,688	(11,840)
State	(50)	$352	$(623)
Total	(1,563)	7,040	(12,463)
Total provision for income taxes	$58,863	$52,487	$54,347

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income due to the following for the years ended September 30, 2016, 2015 and 2014:

	September 30,
	2016	2015	2014
	(dollars in thousands)
Income tax expense computed at the statutory rate	$63,041	$56,543	$55,754
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	5,608	4,772	5,615
Tax exempt interest income	(7,534)	(6,560)	(4,926)
Other	(2,252)	(2,268)	(2,096)
Income tax expense, as reported	$58,863	$52,487	$54,347
Net deferred tax assets (liabilities) consist of the following components at September 30, 2016 and 2015:

	September 30,
	2016	2015
	(dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$27,005	$23,412
Compensation	6,306	3,989
Net operating loss carryforward	17	68
Securities available for sale	—	—
Other real estate owned	1,231	3,223
Core deposit intangible and other fair value adjustments	7,303	11,068
Excess tax basis of FDIC indemnification asset and clawback liability	2,514	611
Excess tax basis of loans acquired over carrying value	12,896	5,004
Other	4,580	2,232
Total deferred tax assets	61,852	49,607
Deferred tax liabilities:
Goodwill and other intangibles	(11,555)	(10,504)
Securities available for sale	(3,398)	(1,436)
Premises and equipment	(7,758)	(3,908)
Excess carrying value of FDIC indemnification asset and clawback liability	—	—
Other	(795)	(1,289)
Total deferred tax liabilities	(23,506)	(17,137)
Net deferred tax assets	$38,346	$32,470
The Company was required to file a consolidated income tax return with NAI until its dissolution in October 2014. At September 30, 2016 the Company had an income tax receivable from the IRS of $0.2 million and an income tax payable of $1.6 million to National Americas Holdings, LLC (the parent company of NAI prior to its dissolution), the net of which is included in other assets on the consolidated balance sheets. At September 30, 2015, the Company had an income tax receivable from the IRS of $4.9 million and an income tax payable of $1.6 million.
Management has determined a valuation reserve is not required for the deferred tax assets as of September 30, 2016 and 2015 because it is more likely than not these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.
Due to the HF Financial acquisition, the Company maintains an unrecaptured tax bad debt reserve of approximately $4.8 million related to HF Financial’s pre-1987 tax bad debt reserve for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes is approximately $1.8 million.
Uncertain tax positions were not significant at September 30, 2016 or 2015.
The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2012. In July 2014, the IRS issued the final report on their examination of federal income tax returns for the periods ended September 30, 2010 and 2011.  The results of the examination did not have a material effect on our financial condition or results of operations.
20. Employee Benefit Plans
Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan (the Plan). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employers must be equal. The Company contributed $4.7 million, $4.0 million and $3.6 million to the Plan for the years ended September 30, 2016, 2015 and 2014, respectively.
Defined Benefit Plan
The Company acquired a noncontributory (cash balance) defined benefit pension plan from HF Financial which covers employees of HF Financial and its wholly-owned subsidiaries. Effective July 1, 2015, the plan was frozen which eliminates future contributions for qualified individuals. The plan has not been terminated, so the plan continues to exist with related benefit obligations and plan assets for those vested within the plan.
The following table sets forth the pension plan funded status, using the valuation date of September 30, 2016:

	September 30,
	2016	2015
	(dollars in thousands)
Changes in benefit obligations:
Benefit obligations, beginning of year	$—	$—
Acquired in HF Financial acquisition	8,642	—
Service cost	21	—
Interest cost	176	—
Benefits paid	(2,677)	—
Plan changes	—	—
Assumption changes	265	—
Actuarial loss	(72)	—
Benefit obligations, end of year	$6,355	$—

Changes in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Acquired in HF Financial acquisition	5,642	—
Actual return on plan assets	226	—
Company contributions	168	—
Benefits paid	(2,677)	—
Fair value of plan assets, end of year	$3,359	$—
Funded status(1)	$(2,996)	$—

(1) Amounts included in other liabilities in the consolidated balance sheets.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Information relative to the components of net periodic benefit cost measured at/or for the fiscal years ended September 30, 2016, 2015 and 2014 for the defined benefit plan is presented below:

	September 30,
	2016	2015	2014
	(dollars in thousands)
Net periodic benefit cost
Service cost	$21	$—	$—
Interest cost	176	—	—
Expected return on plan assets	(190)	—	—
Amortization of prior losses	50	—	—
Net periodic benefit cost	$57	$—	$—
The weighted-average assumptions used to determine benefit obligations are as follows as of September 30,:

	2016	2015
Discount rate - pre-retirement	3.57%	—%
Discount rate - post-retirement	3.57%	—%
Rate of compensation increase(1)	N/A	N/A

(1) Effective July 1, 2015, the plan was frozen whereby the rate of compensation increases, which relate to future additional contributions to the plan, are not applicable in the future.
The weighted-average assumptions used to determine net periodic benefit costs are as follows as of September 30,:

	2016	2015	2014
Discount rate - pre-retirement	3.57%	—%	—%
Discount rate - post-retirement	3.57%	—%	—%
Rate of compensation increase	4.00%	—%	—%
Expected long-term return on plan assets	8.00%	—%	—%
The assumed expected long-term rate of return on pension assets used in the calculation for 2016 pension plan expense was 8.00%. Determination of the plan's expected long-term rate of return is based on the current asset allocation of the plan, as well as the historical and expected returns on each asset class. The expected long-term rate of return reflects forward-looking economic forecasts.
The investment policy of the pension plan is designed for growth in principal, within limits designated to safeguard against significant losses within the portfolio. The target allocation percentage ranges established, which may change from time to time, by investment category are detailed in the table below. Management believes there are no significant concentrations of risk with in the plan asset portfolio as of September 30, 2016.

	Fair Value	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
	(dollars in thousands)
Equities	$2,200	65.50%	55.00%	(1)
Fixed	1,130	33.63%	30.00%	(2)
Other	—	—%	10.00%	(3)
Cash and cash equivalents	29	0.87%	5.00%	(2)
Total pension plan assets	$3,359	100.00%	100.00%

(1) Includes a plus/minus range of 10.0%
(2) Includes a plus/minus range of 5.0%
(3) Maximum allocation of 10.0%

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table shows the fair values of the Company's pension plan assets by asset category at September 30, 2016. Information about the valuation techniques and inputs used to measure fair value is provided in Note 25 Fair Value Measurements.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Cash and cash equivalents	$29	$29	$—	$—
Equity securities:
Domestic fund	1,499	1,499	—	—
International fund	551	551	—	—
Emerging markets fund	150	150	—	—
Fixed income securities:
International fixed income fund	310	310	—	—
Taxable fixed income fund	820	820	—	—
Total pension plan assets	$3,359	$3,359	$—	$—
The Company does not anticipate funding any contributions for fiscal year 2017.
The following estimated future benefit payments are expected to be paid during the fiscal years ended September 30:

(dollars in thousands)
2017	$323
2018	434
2019	506
2020	304
2021	701
2022 though 2026	1,996
Total	$4,264
21. Stock-Based Compensation
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
Stock based compensation is recognized based on the number of awards that are ultimately expected to vest. Forfeitures are estimated based on historical turnover experience of qualified employees. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of comprehensive income. For the years ended September 30, 2016, 2015 and 2014 stock compensation expense was $3.5 million, $1.2 million and $0.0 million respectively. Related income tax benefits recognized for the years ended September 30, 2016, 2015 and 2014 were $1.3 million, $0.5 million and $0.0 million, respectively. There was no stock-based compensation plan in effect for 2014.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted Shares
Restricted shares, beginning of fiscal year	80,446	$18.18	—	$—
Granted	113,543	30.95	81,419	18.18
Vested and issued	(25,729)	18.11	—	—
Forfeited	(7,925)	25.09	(973)	18.00
Canceled	—	—	—	—
Restricted shares, end of fiscal year	160,335	$26.89	80,446	$18.18

Vested, but not issuable at end of fiscal year	24,480	$26.14	12,221	$18.00

Performance Shares
Performance shares, beginning of fiscal year	211,026	$18.00	—	$—
Granted	43,371	30.78	221,294	18.00
Vested and issued	(55)	18.00	—	—
Forfeited	(18,157)	18.83	(10,268)	18.00
Canceled	—	—	—	—
Performance shares, end of fiscal year	236,185	$20.28	211,026	$18.00
The number of performance shares granted is reflected in the above table at the 100% target performance level. The actual performance-based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 150% of the target amount. The outstanding number of performance shares reflected in the table represents the number of shares expected to be awarded based on estimated achievement of the GWB goals as of year end. However, at September 30, 2016, the maximum number of performance-based shares that could be issued if performance is attained at 150% of target based on the grants made to date was approximately 354,278 shares.
As of September 30, 2016, there was $4.4 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.2 years. The fair value of the vested awards at September 30, 2016, was $0.8 million.
22. Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. On January 1, 2015, the Company became subject to Basel III rules, which include transition provisions through January 1, 2019.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The rules include new risk-based capital and leverage ratios and revise the definition of what constitutes "capital" for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company are now: (i) a Tier 1 capital ratio of 6.0%; (ii) a total capital ratio of 8.0%; (iii) a Tier 1 leverage capital ratio of 4.0%; and (iv) a common equity Tier 1 capital ratio of 4.5%. The rules also established a "capital conservation buffer" of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and results in the following minimum ratios: (i) a Tier 1 capital ratio of 8.5%; (ii) a total capital ratio of 10.5%; and (iii) a common equity Tier 1 capital ratio of 7.0%. The capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.
The Company met all capital adequacy and net worth requirements to which they are subject as of September 30, 2016 and 2015.
As of September 30, 2016, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes have changed the Bank's categories.
As an approved mortgage seller, the Bank is required to maintain a minimum level of capital specified by the United States Department of Housing and Urban Development. At September 30, 2016 and 2015, the Bank met these requirements.
Capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2016
Tier 1 risk based capital (to risk-weighted assets):
Consolidated	$1,001,873	11.1%	$541,553	6.0%	N/A	N/A
Bank	1,023,386	11.3%	543,391	6.0%	$724,521	8.0%
Total risk based capital (to risk-weighted assets):
Consolidated	1,101,997	12.2%	722,621	8.0%	N/A	N/A
Bank	1,088,511	12.0%	725,674	8.0%	907,093	10.0%
Tier 1 leverage capital (to average assets):
Consolidated	1,001,873	9.5%	421,841	4.0%	N/A	N/A
Bank	1,023,386	9.7%	422,015	4.0%	527,519	5.0%
Common Equity Tier 1 risk based capital (to risk-weighted assets):
Consolidated	924,718	10.2%	407,964	4.5%	N/A	N/A
Bank	$1,023,386	11.3%	$407,543	4.5%	$588,673	6.5%

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2015
Tier 1 risk based capital (to risk-weighted assets):
Consolidated	$825,211	10.9%	$456,338	6.0%	N/A	N/A
Bank	850,464	11.2%	455,606	6.0%	$607,474	8.0%
Total risk based capital (to risk-weighted assets):
Consolidated	917,446	12.1%	608,084	8.0%	N/A	N/A
Bank	907,700	12.0%	607,665	8.0%	759,582	10.0%
Tier 1 leverage capital (to average assets):
Consolidated	825,211	9.1%	361,538	4.0%	N/A	N/A
Bank	850,464	9.4%	361,131	4.0%	451,414	5.0%
Common Equity Tier 1 risk based capital (to risk-weighted assets):
Consolidated	769,128	10.1%	342,004	4.5%	N/A	N/A
Bank	$850,464	11.2%	$341,704	4.5%	$493,573	6.5%
23. Commitments and Contingencies
Financial Instruments with Off-Balance-Sheet Risk
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. A summary of the Company’s commitments as of September 30, 2016 and 2015, is as follows:

	September 30,
	2016	2015
	(dollars in thousands)
Commitments to extend credit	$2,158,041	$2,156,243
Letters of credit	61,802	52,571
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Asset Sales
The Bank regularly transfers financial assets as part of its mortgage banking activities. Transfers are recorded as sales when the criteria for surrender of control are met. The Bank has provided guarantees in connection with the sale of loans and has assumed a similar obligation in its acquisitions. The guarantees are generally in the form of asset buy back or make whole provisions that are triggered upon a credit event and remain in effect until the loans are collected. The maximum potential future payment related to these guarantees is not readily determinable because the Company’s obligation under these agreements depends on the occurrence of future events. There were $2.6 million and $1.9 million loans repurchased for the year ended September 30, 2016 and 2015, respectively. Incurred losses related to these repurchased loans and guaranteed loans as of September 30, 2016 and 2015, are not significant.
Financial Instruments with Concentration of Credit Risk by Geographic Location
A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in eastern and northern Nebraska, northern Missouri, northeastern Kansas, Iowa, southeastern Arizona, central Colorado, southeastern North Dakota, central Minnesota and South Dakota. Although the Company’s loan portfolio is diversified, there is a relationship in these regions between the agricultural economy and the economic performance of loans made to nonagricultural customers. The concentration of credit in the regional agricultural economy is taken into consideration by management in determining the allowance for loan and lease losses.
Lease Commitments
The Company leases several branch locations under terms of operating lease agreements expiring through March 31, 2034. The Company has the option to renew these leases for periods that range from 1 to 10 years. Total rent expense for these leases for the years ended September 30, 2016, 2015 and 2014, was $5.1 million, $4.8 million and $5.2 million, respectively.
Approximate future minimum rental payments for operating leases in excess of one year in subsequent fiscal years are as follows:

(dollars in thousands)
2017	$5,103
2018	4,608
2019	3,940
2020	3,260
2021	2,000
2022 and thereafter	6,978
Total	$25,889
Contingencies
From time to time the Company is a party to various litigation matters and subject to various regulatory matters that arise in the ordinary course of our business. The Company establishes reserves for such matters when potential losses become probable and can be reasonably estimated. The Company believes the ultimate resolution of existing litigation and regulatory matters will not have a material adverse effect on our financial condition, results of operations or cash flows.  However, changes in circumstances or additional information could result in additional accruals or resolution of these matters in excess of established accruals, which could adversely affect our financial condition, results of operations or cash flows, potentially materially.
24. Transactions With Related Parties
The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they have 10% or more beneficial ownership (commonly referred to as related parties). Total loans committed to related parties were not significant at September 30, 2016 and 2015.
Prior to the initial public offering of shares of its common stock in October 2014, the Company was an indirect wholly-owned subsidiary of NAB. NAB sold 18.4 million shares, representing 31.8% of the Company's common stock, in the initial public offering. On May 6, 2015, NAB sold 23.0 million shares of the Company's common stock, representing 39.7% of the Company's

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
On July 31, 2015, in conjunction with the final sell down of the Company from NAB, the Company repaid $35.8 million of outstanding subordinated capital notes and $5.5 million of outstanding revolving lines of credit with NAB with a combination of available cash and the proceeds of a $35.0 million private placement of subordinated debt.
Interest paid to related parties for notes payable as discussed above was $0.0 million, $0.8 million and $0.9 million for the years ended September 30, 2016, 2015 and 2014, respectively.
In connection with the IPO, the Company and NAB entered into a Transitional Services Agreement which governs the continued provision of certain services to us by NAB or its affiliates for the applicable transition period. These services included acting as a counterparty to us on specified interest rate swaps consistent with past practice and providing fair value calculations related to specified loans and interest rate swaps, access to certain reporting systems and applications, certain risk, credit rating and tax oversight currently provided to us by a branch of NAB and certain insurance coverage under NAB’s group-wide insurance policies. Payments under this agreement were approximately $0.0 million, $0.2 million and $0.2 million for the years ended September 30, 2016 , 2015 and 2014, respectively. NAB agreed to continue to act as a counterparty to us on previously contracted interest rate swaps and provide fair value calculations related to specified loans and interest rate swaps consistent with past practice, and certain insurance coverage under NAB’s group-wide insurance policies until October 1, 2016.
NAB has provided the Company’s employees with restricted shares of NAB stock subsequent to meeting short- and long-term incentive goals. A payable was recorded between the Company and NAB based on the value and vesting schedule of issued shares. Final vesting of the shares occurs in December 2017. The liability included in accrued expenses on the consolidated balance sheets was $0.1 million and $0.1 million at September 30, 2016 and 2015, respectively. The expense related to the restricted shares was $0.1 million, $0.1 million and $2.1 million for the years ended September 30, 2016, 2015 and 2014, respectively, and was included within salaries and employee benefits on the consolidated statements of comprehensive income.
Prior to the initial public offering, our Chief Financial Officer and Chief Risk Officer were employees of NAB and its subsidiary, Bank of New Zealand, respectively. In connection with the IPO, the Company entered into employment agreements with our Chief Financial Officer and Chief Risk Officer, whose employment with NAB or Bank of New Zealand, as applicable, terminated. Additionally, the Company’s Chief Credit Officer was a NAB employee and the Head of Credit-Agribusiness was a Bank of New Zealand employee, both of whom were temporarily seconded to work with the Company beginning in November 2010 and December 2010, respectively, and continued through December 31, 2014. The Company has generally been responsible for paying the salary and benefits of these individuals while they were or continue to be NAB or Bank of New Zealand employees, however certain of these expenses are reimbursable by NAB. Expenses reimbursed by the Company to NAB in connection with these employees totaled $0.0 million, $0.4 million and $0.4 million for the years ended September 30, 2016, 2015 and 2014, respectively.
During fiscal year 2014, NAB apportioned to its U.S. operations, including the Company, certain costs associated with NAB’s compliance with rules implemented pursuant to authority granted under the Dodd-Frank Act. These costs were apportioned based on the aggregate amount of assets of each of NAB’s U.S. operations relative to the total assets of all of NAB’s U.S. operations. During the years ended September 30, 2016, 2015 and 2014, the Company paid NAB approximately $0.0 million, $0.2 million and $0.2 million, respectively, related to these apportioned costs.
In connection with the IPO, other than certain audit-related expenses paid by the Company, NAB has paid or will reimburse all fees and expenses the Company incurred in connection with the IPO. These expenses totaled $0.0 million, $0.9 million and $1.9 million for the years ended September 30, 2016, 2015 and 2014, respectively.
The Company’s Chief Executive Officer’s son owned a 22.5% interest in Sioux Falls Financial Services, LLC, which leases to the Company certain property in South Dakota used as an operations center. The lease agreement for this property commenced on April 1, 2011 and contains standard terms for similar lease arrangements. The interest was sold in April 2015. Payments under this lease totaled approximately $0.0 million, $0.1 million and $0.2 million for the years ended September 30, 2016, 2015 and 2014, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
During the IPO, the underwriters reserved for sale at the initial public offering price up to 5% of the shares offered by this prospectus for sale to our directors, officers, employees, friends, family, customers and related persons through a reserved share program. A total of 130,880 shares were purchased in the reserved share program.
25. Fair Value Measurements
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and September 30, 2015:

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of September 30, 2016
U.S. Treasury securities	$230,980	$230,980	$—	$—
U.S. Agency securities	—	—	—	—
Mortgage-backed securities	1,024,838	—	1,024,838	—
States and political subdivision securities	55,484	—	54,169	1,315
Corporate debt securities	5,022	—	5,022	—
Other	1,062	—	1,062	—
Total securities available for sale	$1,317,386	$230,980	$1,085,091	$1,315
Derivatives-assets	$66	$—	$66	$—
Derivatives-liabilities	81,515	—	81,515	—
Fair value loans and written loan commitments	1,131,111	—	1,131,111	—

As of September 30, 2015
U.S. Treasury securities	$254,797	$254,797	$—	$—
U.S. Agency securities	75,055	75,055	—	—
Mortgage-backed securities	989,600	—	989,600	—
States and political subdivision securities	1,850	—	15	1,835
Corporate debt securities	4,983	—	4,983	—
Other	1,042	—	1,042	—
Total securities available for sale	$1,327,327	$329,852	$995,640	$1,835
Derivatives-assets	$95	$—	$95	$—
Derivatives-liabilities	53,613	—	53,613	—
Fair value loans and written loan commitments	1,118,687	—	1,118,687	—
The following table presents the changes in Level 3 financial instruments for the years ended September 30, 2016, 2015 and 2014:

	September 30,
	2016	2015	2014
	(dollars in thousands)
Balance, beginning of year	$1,835	$2,029	$2,243
Additions	15	—	—
Principal paydown	(235)	(195)	(214)
Unrealized gain/(loss) included in other comprehensive income	—	1	—
Realized loss on securities	(300)	—	—
Balance, end of year	$1,315	$1,835	$2,029
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
Property Held for Sale
This real estate property is carried in premises and equipment as property held for sale at fair value based upon the appraised value of the property.
The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and 2015:

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of September 30, 2016
Other real estate owned	$6,911	$—	$—	$6,911
Impaired loans	190,743	—	—	190,743
Loans held for sale, at lower of cost or fair value	12,918	—	12,918	—
Loan servicing rights	5,781	—	—	5,781
Property held for sale	8,112	—	—	8,112

As of September 30, 2015
Other real estate owned	$8,826	$—	$—	$8,826
Impaired loans	168,017	—	—	168,017
Loans held for sale, at lower of cost or fair value	9,867	—	9,867	—
Loan servicing rights	—	—	—	—
Property held for sale	—	—	—	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at September 30, 2016 were as follows:

	Fair Value of Assets / (Liabilities) at September 30, 2016	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other real estate owned	$6,911	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	$190,743	Appraisal value	Property specific adjustment	N/A	N/A
Loan servicing rights	$5,781	Discounted cash flows	Constant prepayment rate Discount rate	12.5% - 22.1% 9.5 - 15.7%	16.0% 11.9%
Property held for sale	$8,112	Appraisal value	Property specific adjustment	N/A	N/A
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
The short maturity of the Company’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following consolidated balance sheet categories: cash and cash equivalents, securities sold under agreements to repurchase, and accrued interest.
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
Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for balance sheet instruments as of September 30, 2016 and 2015, are as follows:

		September 30, 2016		September 30, 2015
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$524,611	$524,611	$237,770	$237,770
Loans, net excluding fair valued loans and loans held for sale	Level 3	7,473,973	7,433,851	6,139,444	6,120,262
Accrued interest receivable	Level 2	49,531	49,531	44,077	44,077
Cash surrender value of life insurance policies	Level 2	29,166	29,166	6,800	6,800
Federal Home Loan Bank stock	Level 2	47,025	47,025	35,745	35,745

Liabilities
Deposits	Level 2	$8,604,790	$8,603,708	$7,387,065	$7,385,894
FHLB advances and other borrowings	Level 2	871,037	874,763	581,000	584,261
Securities sold under repurchase agreements	Level 2	141,688	141,688	185,271	185,271
Accrued interest payable	Level 2	4,074	4,074	4,006	4,006
Subordinated debentures and subordinated notes payable	Level 2	111,873	112,826	90,727	91,305

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following methods and assumptions were used in estimating the fair value of financial instruments that were not previously disclosed:
Cash and cash equivalents: Due to the short term nature of cash and cash equivalents, the estimated fair value is equal to the carrying value and they are categorized as a Level 1 fair value measurement.
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
Cash Surrender Value of Life Insurance Policies: Fair value is equal to the cash surrender value of the life insurance policies.
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
26. Earnings per Share
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following information was used in the computation of basic earnings per share (EPS) for the years ended September 30, 2016, 2015 and 2014.

	2016	2015	2014
	(dollars in thousands, except per share data)
Net income	$121,253	$109,065	$104,952

Weighted average common shares outstanding	56,563,438	57,455,693	57,886,114
Dilutive effect of stock based compensation	165,912	45,185	—
Weighted average common shares outstanding for diluted earnings per share calculation	56,729,350	57,500,878	57,886,114

Basic earnings per share	$2.14	$1.90	$1.81
Diluted earnings per share	$2.14	$1.90	$1.81
The Company had 36,696 and 30,909 shares of unvested performance stock as of September 30, 2016 and 2015, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 54,207 and 58,463 shares of anti-dilutive stock awards outstanding as of September 30, 2016 and 2015, respectively.
27. Parent Company Only Financial Statements
Parent company only financial information for Great Western Bancorp, Inc. is summarized as follows:
Condensed Balance Sheets
(Dollars In Thousands)

	September 30,
	2016	2015
	(dollars in thousands)
Assets
Cash and cash equivalents	$6,521	$2,274
Investment in subsidiaries	1,762,070	1,540,682
Accrued interest receivable	8	2
Net deferred tax assets	855	852
Other assets	7,685	6,642
Total assets	$1,777,139	$1,550,452
Liabilities and stockholders’ equity
Subordinated debentures and subordinated notes payable	$111,873	$90,727
Accrued interest payable	431	274
Accrued expenses and other liabilities	1,444	105
Total liabilities	113,748	91,106
Stockholders’ equity
Common stock	587	552
Additional paid-in capital	1,312,347	1,201,387
Retained earnings	344,923	255,089
Accumulated other comprehensive income	5,534	2,318
Total stockholders’ equity	1,663,391	1,459,346
Total liabilities and stockholders’ equity	$1,777,139	$1,550,452

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Condensed Statements of Comprehensive Income
(Dollars In Thousands)

	Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Income
Dividends from subsidiary bank	$70,582	$88,647	$105,000
Dividends on securities	223	304	257
Other	48	53	40
Total income	70,853	89,004	105,297
Expenses
Interest on related party notes payable	—	771	921
Interest on subordinated debentures and subordinated notes payable	3,737	1,557	1,315
Salaries and employee benefits	3,723	1,547	661
Professional fees	378	722	1,080
Acquisition expenses	1,010	—	—
Other	2,512	2,224	1,834
Total expense	11,360	6,821	5,811
Income before income tax and equity in undistributed net income of subsidiaries	59,493	82,183	99,486
Income tax benefit	(3,414)	(2,850)	(1,993)
Income before equity in undistributed net income of subsidiaries	62,907	85,033	101,479
Equity in undistributed net income of subsidiaries	58,346	24,032	3,473
Net income	$121,253	$109,065	$104,952
Condensed Statements of Cash Flows
(Dollars In Thousands)

	Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Operating Activities
Net income	$121,253	$109,065	$104,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36	12	—
Stock-based compensation	3,517	1,236	—
Deferred income taxes	3	(5,351)	(7,478)
Changes in:
Accrued interest receivable	(3)	—	—
Other assets	(187)	2,510	7,052
Accrued interest and other liabilities	225	264	(10)
Equity in undistributed net income of subsidiaries	(58,346)	(24,032)	(3,473)
Net cash provided by operating activities	66,498	83,704	101,043
Investing activities
Business acquisitions, net of cash acquired	(30,832)	—	—
Net cash used in investing activities	(30,832)	—	—
Financing Activities
Proceeds from issuance of subordinated notes payable, net	—	34,632	—
Payment of related party notes payable	—	(41,295)	—
Common stock repurchased	—	(60,000)	—
Dividends paid	(31,419)	(20,520)	(102,000)
Net cash used in financing activities	(31,419)	(87,183)	(102,000)
Net increase (decrease) in cash and cash equivalents	4,247	(3,479)	(957)
Cash and cash equivalents, beginning of year	2,274	5,753	6,710
Cash and cash equivalents, end of year	$6,521	$2,274	$5,753

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
Report Regarding Internal Controls
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission (2013 Framework).
Based on our evaluation under the 2013 framework, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report. Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included within this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Ernst & Young LLP’s attestation report is set forth below.
Attestation Report of the Independent Registered Public Accounting Firm
Our internal control over financial reporting as of September 30, 2016 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report set forth below.
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Great Western Bancorp, Inc.

We have audited Great Western Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Great Western Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Great Western Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Great Western Bancorp, Inc., and our report dated November 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
November 29, 2016

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2016, the end of our fiscal year. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Item 1. Business—Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2016, the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2016, the end of our fiscal year. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5 under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans” in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2016, the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2016, the end of our fiscal year.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)    The following financial statements are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 of this Annual Report on the Form 10-K and are incorporated herein by reference.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - September 30, 2016 and 2015
Consolidated Statements of Comprehensive Income - For the Years Ended September 30, 2016, 2015 and 2014
Consolidated Statements of Changes in Stockholders' Equity - For the Years Ended September 30, 2016, 2015 and 2014
Consolidated Statements of Cash Flows - For the Years Ended September 30, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

(2)    Financial statement schedules are omitted either because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto.
(3)    The exhibits listed below under “Index to Exhibits” are filed with or incorporated by reference in this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. Management contracts and compensatory plans or arrangements are specifically identified in the Index to Exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: November 29, 2016	By: /s/_Ken Karels_________________________ Name: Ken Karels Title: President and Chief Executive Officer

The undersigned directors and officers do hereby constitute and appoint Ken Karels and Peter Chapman and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended September 30, 2016, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of November, 2016.

Signatures	Title

/s/ Ken Karels
Ken Karels	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Andrew Hove
Andrew Hove	Chairman

/s/ James Brannen
James Brannen	Director

/s/ Frances Grieb
Frances Grieb	Director

/s/ Thomas Henning
Thomas Henning	Director

/s/ Stephen Lacy
Stephen Lacy	Director

/s/ Daniel Rykhus
Daniel Rykhus	Director

/s/ James Spies
James Spies	Director

/s/ James Israel
James Israel	Director

/s/ Peter Chapman
Peter Chapman	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

2.1
Purchase and Assumption Agreement (Whole Bank, All Deposits), dated as of June 4, 2010, among Federal Deposit Insurance Corporation, Receiver of TierOne Bank, Lincoln, Nebraska, Federal Deposit Insurance Corporation and Great Western Bank (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

2.2
Agreement and Plan of Merger, dated October 8, 2014, between Great Western Bancorp, Inc. and Great Western Bancorporation, Inc. (incorporated by reference to Exhibit 2.2 to Quarterly Report on Form 10-Q filed by Great Western Bancorp, Inc. on February 12, 2015)

2.3
Stock Purchase Agreement, dated October 8, 2014, between National Americas Investment, Inc. and Great Western Bancorp, Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 9, 2014 (File No. 333-198458))

2.4
Agreement and Plan of Merger, dated November 30, 2015, between Great Western Bancorp, Inc. and HF Financial Corp. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K/A filed by Great Western Bancorp, Inc. on December 1, 2015)

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.2
Indenture, dated as of December 17, 2003, between Great Western Bancorporation, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.3
Guarantee Agreement, dated as of December 17, 2003, between Great Western Bancorporation, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.4
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

4.6
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

Number	Description

4.8
First Supplemental Indenture, dated as of October 17, 2014, among Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association, successor to LaSalle Bank National Association (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

4.9
First Supplemental Indenture, among Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.10
Amended and Restated Declaration of Trust of GWB Capital Trust VI, dated as of March 10, 2006 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.11
Indenture, dated as of June 1, 2005, between Sunstate Bancshares, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.12
Guarantee Agreement, dated as of June 1, 2005, between Sunstate Bancshares, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registration Statement on form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.13
First Supplemental Indenture, dated as of May 10, 2007, between Great Western Bancorporation, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.14
Second Supplemental Indenture, dated October 17, 2014, between Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

4.15
Amended and Restated Declaration of Trust of Sunstate Bancshares Trust II, dated as of June 1, 2005 (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.16
Amended and Restated Credit Agreement, dated October 17, 2014, between Great Western Bancorporation, Inc. and National Australia Bank Limited (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

4.17
Termination of Credit Agreement, dated July 31, 2015, between Great Western Bancorp, Inc. and National Australia Bank Limited (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed by Great Western Bancorp, Inc. on December 11, 2015)

4.18
Subordinated Note of Great Western Bancorporation, Inc., dated June 3, 2008 (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.19
Assumption of Subordinated Note Due June 3, 2018, dated October 17, 2014, between Great Western Bancorp, Inc. and Great Western Bancorporation, Inc. (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

Number	Description

4.20
Termination of Subordinated Note of Great Western Bancorp, Inc., dated July 31, 2015, between Great Western Bancorp, Inc. and National Australia Bank Limited (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed by Great Western Bancorp, Inc. on December 11, 2015)

4.21
Subordinated Note Purchase Agreement, dated July 31, 2015, between Great Western Bancorp, Inc. and the Note Purchasers identified on Schedule I thereto, and any assignees thereof, including the form of Subordinated Note issued to each of such Purchasers (incorporated by reference to Exhibit 4.19 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed by Great Western Bancorp, Inc. on December 11, 2015)

4.22
First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust III trust preferred securities) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016)

4.23
First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust IV trust preferred securities) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016)

4.24
First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust VI trust preferred securities) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016)

4.25
First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust V trust preferred securities) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016)

10.1
Stockholder Agreement, dated October 20, 2014, between National Australia Bank Limited and Great Western Bancorp, Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

10.2
Transitional Services Agreement, dated October 20, 2014, between National Australia Bank Limited and Great Western Bancorp, Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

10.3
First Amendment to the Transitional Services Agreement, dated November 15, 2014, between National Australia Bank Limited and Great Western Bancorp, Inc. (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

10.4 *
Employment Agreement, dated September 15, 2014, between Great Western Bancorp, Inc. and Kenneth Karels (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

10.5 *
Employment Agreement, dated September 12, 2014, between Great Western Bancorp, Inc. and Peter Chapman (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

10.6 *
Employment Agreement, dated September 12, 2014, between Great Western Bancorp, Inc. and Stephen Ulenberg (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

Number	Description

10.7 *
Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Great Western Bancorp, Inc. on October 16, 2014 (File No. 333-199426))

10.8 *
Great Western Bancorp, Inc. 2014 Non-Employee Director Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by Great Western Bancorp, Inc. on October 16, 2014 (File No. 333-199426))

10.9 *
Great Western Bancorp, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

10.10 *
Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.11 *
Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.12 *
Form of Great Western Bancorp, Inc. 2014 Non-Employee Director Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 9, 2014 (File No. 333-198458))

10.13 *
Form of Great Western Bancorp, Inc. 2014 Non-Employee Director Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.14
Credit Agreement, dated July 31, 2015, between Great Western Bancorp, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed by Great Western Bancorp, Inc. on December 11, 2015)

10.15 *	Great Western Bancorp, Inc. Clawback Policy (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Great Western Bancorp, Inc. on August 1, 2016)

11.1	Statement regarding Computation of Per Share Earnings (included as Note 26 to the registrant's audited consolidated financial statements)

21.1
Subsidiaries of Great Western Bancorp, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

23.1 **	Consent of Ernst & Young LLP

24.1 **	Powers of Attorney (included on signature pages)

31.1 **	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

Number	Description

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan

**	Filed herewith

***	Furnished, not filed