Form 10-Q
period 2016-12-31
Great Western Bancorp, Inc.
filed 2017-02-09
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of February 3, 2017, the number of shares of the registrant’s Common Stock outstanding was 58,756,598.

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

•
various risks and uncertainties associated with our recently completed acquisition of HF Financial Corp. (“HF Financial”), including, without limitation, our ability to effectively and timely integrate HF Financial’s operations into our operations, our ability to achieve the estimated synergies from the proposed transaction and the effects of the proposed transaction on our future financial condition, operating results, strategy and plans;

•	damage to our reputation from any of the factors described above; and

•	other risks and uncertainties inherent to our business, including those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

5-

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	(Unaudited)
	December 31, 2016	September 30, 2016
Assets
Cash and due from banks	$113,789	$142,152
Interest-bearing bank deposits	156,379	382,459
Cash and cash equivalents	270,168	524,611
Securities available for sale	1,371,558	1,317,386
Loans, net of unearned discounts and deferred fees, including $68,553 and $73,272 of loans covered by FDIC loss share agreements at December 31, 2016 and September 30, 2016, respectively, and $1,078,465 and $1,131,111 of loans and written loan commitments at fair value under the fair value option at December 31, 2016 and September 30, 2016, respectively, and $9,086 and $12,918 of loans held for sale at December 31, 2016 and September 30, 2016, respectively	8,779,107	8,682,644
Allowance for loan and lease losses	(66,767)	(64,642)
Net loans	8,712,340	8,618,002
Premises and equipment, including $8,067 and $8,112 of property held for sale at December 31, 2016 and September 30, 2016, respectively	117,484	118,506
Accrued interest receivable	49,357	49,531
Other repossessed property, including $40 and $106 of property covered by FDIC loss share arrangements at December 31, 2016 and September 30, 2016, respectively	8,093	10,282
FDIC indemnification asset	9,887	10,777
Goodwill	739,023	739,023
Core deposits and other intangibles	10,893	11,732
Loan servicing rights	5,278	5,781
Cash surrender value of life insurance policies	29,387	29,166
Net deferred tax assets	47,321	38,346
Other assets	51,828	58,037
Total assets	$11,422,617	$11,531,180
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$1,954,881	$1,880,512
Interest-bearing	6,751,366	6,724,278
Total deposits	8,706,247	8,604,790
Securities sold under agreements to repurchase	142,741	141,688
FHLB advances and other borrowings	711,029	871,037
Subordinated debentures and subordinated notes payable	108,178	111,873
Fair value of derivatives	17,882	81,515
Accrued interest payable	4,592	4,074
Accrued expenses and other liabilities	53,310	52,812
Total liabilities	9,743,979	9,867,789
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 58,755,989 shares issued and outstanding at December 31, 2016 and 58,693,304 shares issued and outstanding at September 30, 2016	587	587
Additional paid-in capital	1,313,982	1,312,347
Retained earnings	371,845	344,923
Accumulated other comprehensive income (loss)	(7,776)	5,534
Total stockholders' equity	1,678,638	1,663,391
Total liabilities and stockholders' equity	$11,422,617	$11,531,180
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended December 31,
	2016	2015
Interest and dividend income
Loans	$101,683	$87,197
Taxable securities	5,878	5,987
Nontaxable securities	199	12
Dividends on securities	300	213
Federal funds sold and other	346	75
Total interest and dividend income	108,406	93,484

Interest expense
Deposits	7,290	5,665
Securities sold under agreements to repurchase	115	139
FHLB advances and other borrowings	1,271	916
Subordinated debentures and subordinated notes payable	1,088	807
Total interest expense	9,764	7,527

Net interest income	98,642	85,957

Provision for loan and lease losses	7,049	3,889

Net interest income after provision for loan and lease losses	91,593	82,068

Noninterest income
Service charges and other fees	12,086	10,467
Wealth management fees	2,254	1,612
Mortgage banking income, net	2,662	1,270
Net gain (loss) on sale of securities	—	(354)
Net (decrease) in fair value of loans at fair value	(64,001)	(14,901)
Net realized and unrealized gain on derivatives	58,976	9,439
Other	1,930	1,111
Total noninterest income	13,907	8,644

Noninterest expense
Salaries and employee benefits	31,634	25,296
Data processing	5,677	5,246
Occupancy expenses	4,024	3,591
Professional fees	2,835	3,108
Communication expenses	1,040	934
Advertising	975	920
Equipment expense	798	904
Net loss (gain) recognized on repossessed property and other related expenses	658	(110)
Amortization of core deposits and other intangibles	839	709
Acquisition expenses	710	—
Other	3,347	3,622
Total noninterest expense	52,537	44,220
Income before income taxes	52,963	46,492
Provision for income taxes	16,060	16,031
Net income	$36,903	$30,461

Other comprehensive (loss) - change in net unrealized (loss) on securities available for sale (net of deferred income tax benefit of $8,158, and $4,662 for the three months ended December 31, 2016 and 2015, respectively)	(13,310)	(7,607)
Comprehensive income	$23,593	$22,854

Basic earnings per common share
Weighted average shares outstanding	58,750,522	55,253,712
Basic earnings per share	$0.63	$0.55

Diluted earnings per common share
Weighted average shares outstanding	58,991,905	55,393,452
Diluted earnings per share	$0.63	$0.55

Dividends per share
Dividends paid	$9,981	$7,733
Dividends per share	$0.17	$0.14
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statement of Stockholders' Equity (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2015		$552	$1,201,387	$255,089	$2,318	$1,459,346
Net income	$30,461	—	—	30,461	—	30,461
Other comprehensive income, net of tax:
Net change in net unrealized (loss) on securities available for sale	(7,607)	—	—	—	(7,607)	(7,607)
Total comprehensive income	$22,854
Stock-based compensation, net of tax		—	1,049	—	—	1,049
Cash dividends:
Common stock, $0.14 per share		—	—	(7,733)	—	(7,733)
Balance, December 31, 2015		$552	$1,202,436	$277,817	$(5,289)	$1,475,516

Balance, September 30, 2016		$587	$1,312,347	$344,923	$5,534	$1,663,391
Net income	$36,903	—	—	36,903	—	36,903
Other comprehensive income, net of tax:
Net change in net unrealized (loss) on securities available for sale	(13,310)	—	—	—	(13,310)	(13,310)
Total comprehensive income	$23,593
Stock-based compensation, net of tax		—	1,635	—	—	1,635
Cash dividends:
Common stock, $0.17 per share		—	—	(9,981)	—	(9,981)
Balance, December 31, 2016		$587	$1,313,982	$371,845	$(7,776)	$1,678,638

See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three months ended
	December 31, 2016	December 31, 2015
Operating activities
Net income	$36,903	$30,461
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,365	4,103
Amortization of FDIC indemnification asset	867	1,032
Net loss on sale of securities	—	354
Gain on redemption of subordinated debentures	(111)	—
Net gain on sale of loans	(3,165)	(1,270)
Net loss on FDIC indemnification asset	211	477
Net loss (gain) on sale of premises and equipment	9	(8)
Net loss (gain) from sale/writedowns of repossessed property	658	(110)
Provision for loan and lease losses	7,049	3,889
Reversal of provision for loan servicing rights loss	(5)	—
Stock-based compensation	1,635	1,049
Originations of residential real estate loans held for sale	(87,868)	(59,716)
Proceeds from sales of residential real estate loans held for sale	94,866	59,446
Deferred income taxes	(817)	(344)
Changes in:
Accrued interest receivable	174	2,141
Other assets	(524)	4,770
FDIC clawback liability	267	238
Accrued interest payable, fair value of derivatives and other liabilities	(62,884)	(6,018)
Net cash (used in) provided by operating activities	(7,370)	40,494
Investing activities
Purchase of securities available for sale	(144,530)	(59,721)
Proceeds from maturities of securities available for sale	67,468	55,411
Net increase in loans	(105,771)	(204,582)
(Payment) reimbursement of covered losses from FDIC indemnification claims	(188)	28
Purchase of premises and equipment	(940)	(2,245)
Proceeds from sale of premises and equipment	1	597
Proceeds from sale of repossessed property	2,641	1,054
Purchase of FHLB stock	(3,000)	(5,606)
Proceeds from redemption of FHLB stock	9,512	9,090
Net cash used in investing activities	(174,807)	(205,974)
Financing activities
Net increase in deposits	101,663	275,553
Net increase in securities sold under agreements to repurchase	1,053	2,600
Proceeds from FHLB advances and other borrowings	74,999	75,000
Repayments on FHLB advances and other borrowings	(235,000)	(205,000)
Redemption of subordinated debentures	(5,000)	—
Dividends paid	(9,981)	(7,733)
Net cash (used in) provided by financing activities	(72,266)	140,420
Net decrease in cash and cash equivalents	(254,443)	(25,060)
Cash and cash equivalents, beginning of period	524,611	237,770
Cash and cash equivalents, end of period	$270,168	$212,710
Supplemental disclosure of cash flow information
Cash payments for interest	$9,246	$7,092
Cash payments for income taxes	$10,574	$2,792
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(1,110)	$(555)
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
The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2016, which includes a description of significant accounting policies. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year or any other period.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
Goodwill
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. Goodwill is evaluated annually for impairment. The Company performs its impairment evaluation as of June 30 of each fiscal year. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill are not recognized in the consolidated financial statements. No goodwill impairment was recognized during the three months ended December 31, 2016 and 2015.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Intangible	Method	Years
Core deposit	Straight-line or effective yield	5 - 10
Brand intangible	Straight-line	15
Customer relationships	Straight-line	8.5
Other intangibles	Straight-line	1.25 - 9.33

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No intangible asset impairments were recognized during the periods ended December 31, 2016 and 2015.
Loan Servicing Rights
The loan servicing rights asset recognized as part of the HF Financial acquisition was initially recorded at fair value. These servicing rights have subsequently been accounted for using the lower of cost or fair value method. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income using key assumptions such as prepayment speeds and discount rate. The asset is amortized into mortgage banking income, net on the consolidated statements of comprehensive income in proportion to and over the period of estimated net servicing income.
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to noninterest income. If the Company determines the impairment to be permanent, the valuation is written off against the loan servicing rights, which results in a new amortized balance. Changes in the valuation allowance are reported in mortgage banking income, net in the consolidated statements of comprehensive income. The fair value of loan servicing rights is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. Based on the Company's analysis of loan servicing rights, a valuation allowance of $0.0 million was recorded at December 31, 2016 and 2015, respectively.
Servicing fee income, which is reported in noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding balance or a fixed amount per loan and are recorded as income as earned. The amortization of loan servicing rights is netted against mortgage banking income, net in the consolidated statements of comprehensive income.
Bank Owned Life Insurance (“BOLI”)
BOLI represents life insurance policies on the lives of certain Company officers or former officers for which the Company is the beneficiary. The carrying amount of bank owned life insurance consists of the initial premium paid plus increases in cash value less the carrying amount associated with any death benefits received. Death benefits paid in excess of the applicable carrying amount are recognized as income, which is exempt from income taxes.
Derivatives
The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company enters into interest rate swap contracts to offset the interest rate risk associated with borrowers who lock in long-term fixed rates (greater than or equal to 5 years to maturity) through a fixed rate loan. Generally, under these swaps, the Company agrees with various swap counterparties to exchange the difference between fixed-rate and floating-rate interest amounts based upon notional principal amounts. These contracts do not qualify for hedge accounting. These interest rate derivative instruments are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value, with changes in fair value reported in net realized and unrealized gain (loss) on derivatives. Since each fixed rate loan is paired with an offsetting derivative contract, the impact to net income is minimized. The Company also has back to back swaps with loan customers where the Company enters into an interest rate swap with loan customers to provide a facility to mitigate the interest rate risk associated with offering a fixed rate and simultaneously enters into a swap with an outside third party that is matched in exact offsetting terms. The back to back swaps are recorded at fair value and recognized as assets and liabilities, depending on the rights or obligations under the contract, in fair value of derivatives on the consolidated balance sheet, with changes in fair value reported in net realized and unrealized gain (loss) on derivatives.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
Stock Based Compensation
Restricted and performance-based stock units/awards are classified as equity awards and accounted for under the treasury stock method. Compensation expense for non-vested stock units/awards is based on the fair value of the award on the measurement date, which, for the Company, is the date of the grant and is recognized ratably over the vesting or performance period of the award. The fair value of non-vested stock units/awards is generally the market price of the Company's stock on the date of grant.
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
Defined Benefit Plan
The Company assumed plan sponsorship of the HF Financial Corp. Pension Plan as part of the HF Financial acquisition. Defined benefit pension obligation and related costs are calculated using actuarial concepts and measurements. Three critical assumptions, the discount rate, the expected long-term rate of return on plan assets, and mortality rates are important elements of expense and/or benefit obligation measurements. Other assumptions involve employee demographic factors such as retirement patterns and turnover. The Company evaluates all assumptions annually. For the pension valuation performed as of September 30, 2016, mortality assumptions were based on the RP-2014 mortality tables and the MP 2015 projection scales.
The discount rate enables the Company to state expected future benefit payments as a present value on the measurement date. The Company determined the discount rate for the pension valuation as of September 30, 2016 by utilizing the standard duration index

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

from the Citi Pension Discount Curve and Liability Index. A lower discount rate increases the present value of benefit obligations and increases pension expense.
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
Subsequent Events
The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements. Other than those events described below, there were no other material events that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.
On January 26, 2017, the board of directors of the Company declared a dividend of $0.17 per common share payable on February 21, 2017 to stockholders of record as of close of business on February 10, 2017.
2. New Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Under this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2017-04 on our consolidated financial statements.
In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment provides a screen to determine when an integrated set of assets and activities (a "set") is not a business. The screen requires that when substantially all of

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The amendment also provides a more robust framework to use in determining when a set of assets and activities is a business. ASU 2017-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the potential impact of ASU 2017-01 on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which addresses diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2016-18 on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control, which alters how a decision maker needs to consider indirect interests in a variable interest entity held through an entity under common control and simplifies that analysis to require consideration of only an entity’s proportionate indirect interest in a VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, Consolidations (Topic 810): Amendments to the Consolidation Analysis, which was not effective for the Company in the current fiscal year. ASU 2016-17 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2016-17 on our consolidated financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in presentations and classification in the statement of cash flows. The eight specific cash flow issues addressed include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendment requires the use of the retrospective transaction approach for adoption. The Company is currently evaluating the potential impact of ASU 2016-15 on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which addresses timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires institutions to measure all expected credit losses related to financial assets measured at amortized costs with an expected loss model based on historical experience, current conditions and reasonable and supportable forecasts relevant to affect the collectability of the financial assets, which is referred to as the current expected credit loss (CECL) model. The ASU requires enhanced disclosures, including qualitative and quantitative requirements, to help understand significant estimates and judgments used in estimating credit losses, as well as provide additional information about the amounts recorded in the financial statements. ASU 2016-13 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The amendment requires the use of the modified retrospective approach for adoption. The Company is currently evaluating the potential impact of ASU 2016-13 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Based Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses several aspects of the accounting for share-based payment

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Earlier application is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently planning to implement ASU 2016-09 in fiscal year 2018.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, which clarifies guidance pertaining to the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU Nos. 2016-11 and 2016-12, which further clarify guidance and provide practical expedients related to the adoption of ASU No. 2014-09. In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements to Topic 606, which provides additional clarification and improvements for the following areas: loan guarantee fees, contract costs-impairment testing, provision for losses on construction-type and production-type contracts, cost capitalization guidance, and disclosure requirements. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the potential impact of these standards on our consolidated financial statements.
3. Acquisition Activity
On May 16, 2016, the Company acquired by merger 100% of HF Financial, the holding company of Home Federal Bank. Under terms of the agreement, HF Financial's stockholders had the right to receive for each share of HF Financial common stock, at their election (but subject to proration in the event cash or stock is oversubscribed), either (i) 0.6500 share of the Company's common stock, or (ii) $19.50 in cash. The total consideration was prorated as necessary to ensure that 24.29% of the total outstanding shares of HF Financial common stock were exchanged for cash and 75.71% of the total outstanding shares of HF Financial common stock were exchanged for shares of the Company's common stock. Total merger consideration of $142.0 million was paid by the Company in the acquisition, which resulted in goodwill of $41.2 million, as shown in the table below. With this acquisition, the Company expanded its presence in South Dakota and into North Dakota and Minnesota through the addition of 23 bank offices and experienced in-market teams. The following summarizes consideration paid and an allocation of purchase price to net assets acquired.

	Number of Shares	Amount
		(dollars in thousands)
Equity consideration:
Common stock issued	3,448,119	$107,478
Non-equity consideration:
Cash		34,487
Total consideration paid		141,965
Fair value of net assets acquired including identifiable intangible assets		100,749
Goodwill		$41,216

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of the acquisition date, goodwill of $41.2 million arose from the acquisition arose as a result of consideration in excess of net assets acquired. No goodwill is expected to be deductible for income tax purposes. The fair value of intangible assets created in the acquisition was $14.5 million related to core deposits and other intangible assets and loan servicing rights. During the fourth quarter of 2016, the Company obtained additional information regarding the valuation of the deferred tax assets, which resulted in an increase in goodwill recognized in the transaction of $0.6 million. There were no adjustments to current period income statement as a result of the adjustment.
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
The results of the merged HF Financial operations are presented within the Company’s consolidated financial statements from the acquisition date. The disclosure of HF Financial's post-acquisition revenue and net income is not practical due to the combining of HF Financial’s operations with and into the Company as of the acquisition date. Acquisition-related transaction expenses associated with the HF Financial acquisition totaled $0.7 million and $0.0 million for the three months ended December 31, 2016 and 2015, respectively.

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

	Three Months Ended December 31,
	2016	2015
	(Unaudited, dollars in thousands, except per share data)
Net interest income	$98,642	$95,443
Net income	36,903	31,939
Basic earnings per share	0.63	0.58
Fully diluted earnings per share	0.63	0.58
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

4. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of December 31, 2016
U.S. Treasury securities	$227,265	$1,417	$(15)	$228,667
Mortgage-backed securities:
Government National Mortgage Association	633,330	485	(8,123)	625,692
Federal National Mortgage Association	281,741	—	(3,179)	278,562
Small Business Assistance Program	167,328	283	(1,653)	165,958
States and political subdivision securities	68,410	2	(1,808)	66,604
Corporate debt securities	4,998	24	—	5,022
Other	1,013	40	—	1,053
Total	$1,384,085	$2,251	$(14,778)	$1,371,558

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2016
U.S. Treasury securities	$227,007	$3,973	$—	$230,980
U.S. Agency securities	—	—	—	—
Mortgage-backed securities:
Government National Mortgage Association	664,529	3,172	(1,922)	665,779
Federal National Mortgage Association	212,452	1,324	—	213,776
Small Business Assistance Program	142,921	2,362	—	145,283
States and political subdivision securities	55,525	123	(164)	55,484
Corporate debt securities	4,998	24	—	5,022
Other	1,013	49	—	1,062
Total	$1,308,445	$11,027	$(2,086)	$1,317,386
The amortized cost and approximate fair value of debt securities available for sale as of December 31, 2016 and September 30, 2016, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalty.

	December 31, 2016		September 30, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$5,182	$5,173	$3,706	$3,709
Due after one year through five years	274,901	275,386	265,253	269,242
Due after five years through ten years	20,468	19,612	18,449	18,413
Due after ten years	122	122	122	122
	300,673	300,293	287,530	291,486
Mortgage-backed securities	1,082,399	1,070,212	1,019,902	1,024,838
Securities without contractual maturities	1,013	1,053	1,013	1,062
Total	$1,384,085	$1,371,558	$1,308,445	$1,317,386

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Proceeds from sales of securities available for sale were $0.0 million for the three months ended December 31, 2016 and 2015, respectively. Gross gains (pre-tax) of $0.0 million and gross losses (pre-tax) of $0.0 million were realized on the sales for the three months ended December 31, 2016 and 2015, respectively, using the specific identification method. The Company recognized no other-than-temporary impairment for the three months ended December 31, 2016. The Company recognized an other-than-temporary impairment in net loss on sale of securities in the consolidated statements of comprehensive income of $0.4 million on two security holdings attributable to credit for the three months ended December 31, 2015.
Securities with an estimated fair value of approximately $952.0 million and $971.3 million at December 31, 2016 and September 30, 2016, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 76% and 25% of the Company’s investment portfolio at December 31, 2016 and September 30, 2016, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired at December 31, 2016 or September 30, 2016.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

			December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. Treasury securities	$—	$—	$9,463	$(15)	$9,463	$(15)
Mortgage-backed securities	320,099	(4,424)	643,908	(8,531)	964,007	(12,955)
States and political subdivision securities	63,813	(1,808)	—	—	63,813	(1,808)
Total	$383,912	$(6,232)	$653,371	$(8,546)	$1,037,283	$(14,778)

			September 30, 2016
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	$17,528	$(6)	$284,995	$(1,916)	$302,523	$(1,922)
States and political subdivision securities	27,933	(164)	—	—	27,933	(164)
Total	$45,461	$(170)	$284,995	$(1,916)	$330,456	$(2,086)
As of December 31, 2016 and September 30, 2016, the Company had 297 and 110 securities, respectively, in an unrealized loss position.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The components of accumulated other comprehensive income (loss) from net unrealized gains (losses) on securities available for sale for the three months ended December 31, 2016 and 2015, are as follows:

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands)
Beginning balance accumulated other comprehensive income	$5,534	$2,318
Net unrealized holding (loss) arising during the period	(21,468)	(11,915)
Reclassification adjustment for net gain (loss) realized in net income	—	(354)
Net change in unrealized (loss) before income taxes	(21,468)	(12,269)
Income tax benefit	8,158	4,662
Net change in unrealized (loss) on securities after taxes	(13,310)	(7,607)
Ending balance accumulated other comprehensive (loss)	$(7,776)	$(5,289)
5. Loans
The composition of loans as of December 31, 2016 and September 30, 2016, is as follows:

	December 31, 2016	September 30, 2016
	(dollars in thousands)
Residential real estate	$1,008,325	$1,020,958
Commercial real estate	3,852,104	3,754,107
Commercial non real estate	1,643,986	1,673,166
Agriculture	2,206,263	2,168,937
Consumer	71,795	76,273
Other	47,569	42,477
Ending balance	8,830,042	8,735,918
Less: Unamortized discount on acquired loans	(37,304)	(39,947)
Unearned net deferred fees and costs and loans in process	(13,631)	(13,327)
Total	$8,779,107	$8,682,644
The loan breakouts above include loans covered by FDIC loss sharing agreements totaling $68.6 million and $73.3 million as of December 31, 2016 and September 30, 2016, respectively, residential real estate loans held for sale totaling $9.1 million and $12.9 million at December 31, 2016 and September 30, 2016, respectively, and $1.08 billion and $1.13 billion of loans and written loan commitments accounted for at fair value at December 31, 2016 and September 30, 2016, respectively.
Unearned net deferred fees and costs totaled $9.2 million and $8.6 million as of December 31, 2016 and September 30, 2016, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $4.4 million and $4.7 million at December 31, 2016 and September 30, 2016, respectively.
Loans guaranteed by agencies of the U.S. government totaled $148.5 million and $120.0 million at December 31, 2016 and September 30, 2016, respectively.
Principal balances of residential real estate loans sold totaled $91.7 million and $58.2 million for the three months ended December 31, 2016 and 2015, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Nonaccrual
The following table presents the Company’s nonaccrual loans at December 31, 2016 and September 30, 2016, excluding ASC 310-30 loans. Loans greater than 90 days past due and still accruing interest as of December 31, 2016 and September 30, 2016, were $0.1 million and $2.0 million, respectively.

	December 31, 2016	September 30, 2016
Nonaccrual loans	(dollars in thousands)
Residential real estate	$5,602	$5,962
Commercial real estate	13,399	13,870
Commercial non real estate	28,203	27,280
Agriculture	65,032	66,301
Consumer	190	223
Total	$112,426	$113,636
Credit Quality Information
The composition of the loan portfolio by internally assigned grade is as follows as of December 31, 2016 and September 30, 2016. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.08 billion at December 31, 2016 and $1.13 billion at September 30, 2016:

As of December 31, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade	(dollars in thousands)
Grade:
Pass	$912,174	$3,432,849	$1,056,226	$1,541,184	$70,709	$47,569	$7,060,711
Watchlist	5,175	66,334	40,372	222,682	110	—	334,673
Substandard	10,150	52,111	41,328	145,573	356	—	249,518
Doubtful	95	140	360	206	19	—	820
Ending balance	927,594	3,551,434	1,138,286	1,909,645	71,194	47,569	7,645,722
Loans covered by FDIC loss sharing agreements	68,553	—	—	—	—	—	68,553
Total	$996,147	$3,551,434	$1,138,286	$1,909,645	$71,194	$47,569	$7,714,275

As of September 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade	(dollars in thousands)
Grade:
Pass	$919,224	$3,276,048	$1,093,913	$1,514,344	$75,065	$42,477	$6,921,071
Watchlist	4,741	81,148	37,283	204,326	110	—	327,608
Substandard	10,885	57,415	42,319	130,569	417	—	241,605
Doubtful	130	147	395	630	—	—	1,302
Ending balance	934,980	3,414,758	1,173,910	1,849,869	75,592	42,477	7,491,586
Loans covered by FDIC loss sharing agreements	73,272	—	—	—	—	—	73,272
Total	$1,008,252	$3,414,758	$1,173,910	$1,849,869	$75,592	$42,477	$7,564,858

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Past Due Loans
The following table presents the Company’s past due loans at December 31, 2016 and September 30, 2016. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.08 billion at December 31, 2016 and $1.13 billion at September 30, 2016.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
As of December 31, 2016	(dollars in thousands)
Residential real estate	$1,866	$271	$2,026	$4,163	$923,431	$927,594
Commercial real estate	4,839	454	5,366	10,659	3,540,775	3,551,434
Commercial non real estate	1,105	5,668	12,210	18,983	1,119,303	1,138,286
Agriculture	6,378	146	8,598	15,122	1,894,523	1,909,645
Consumer	184	24	31	239	70,955	71,194
Other	—	—	—	—	47,569	47,569
Ending balance	14,372	6,563	28,231	49,166	7,596,556	7,645,722
Loans covered by FDIC loss sharing agreements	1,042	512	466	2,020	66,533	68,553
Total	$15,414	$7,075	$28,697	$51,186	$7,663,089	$7,714,275

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
As of September 30, 2016	(dollars in thousands)
Residential real estate	$828	$548	$2,063	$3,439	$931,541	$934,980
Commercial real estate	1,765	1,959	3,745	7,469	3,407,289	3,414,758
Commercial non real estate	1,588	5,515	9,594	16,697	1,157,213	1,173,910
Agriculture	(26)	709	11,549	12,232	1,837,637	1,849,869
Consumer	209	20	28	257	75,335	75,592
Other	—	—	—	—	42,477	42,477
Ending balance	4,364	8,751	26,979	40,094	7,451,492	7,491,586
Loans covered by FDIC loss sharing agreements	1,404	1,173	367	2,944	70,328	73,272
Total	$5,768	$9,924	$27,346	$43,038	$7,521,820	$7,564,858
Impaired Loans
The following table presents the Company’s impaired loans. This table excludes loans covered by FDIC loss sharing agreements:

	December 31, 2016			September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans:	(dollars in thousands)
With an allowance recorded:
Residential real estate	$5,941	$6,595	$2,944	$6,244	$6,886	$3,000
Commercial real estate	20,794	23,304	2,471	29,965	32,349	3,846
Commercial non real estate	37,168	39,894	7,220	34,526	35,283	6,475
Agriculture	83,901	93,789	13,553	71,501	80,842	12,278
Consumer	345	355	78	383	393	87
Total impaired loans with an allowance recorded	148,149	163,937	26,266	142,619	155,753	25,686

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2016			September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans:	(dollars in thousands)
With no allowance recorded:
Residential real estate	3,806	5,499	—	4,120	5,807	—
Commercial real estate	29,245	31,187	—	24,040	24,660	—
Commercial non real estate	10,407	11,935	—	15,299	16,469	—
Agriculture	28,703	30,755	—	30,339	31,907	—
Consumer	7	7	—	12	12	—
Total impaired loans with no allowance recorded	72,168	79,383	—	73,810	78,855	—
Total impaired loans	$220,317	$243,320	$26,266	$216,429	$234,608	$25,686
The average recorded investment on impaired loans and interest income recognized on impaired loans for the three months ended December 31, 2016 and 2015, respectively, are as follows:

	Three Months Ended December 31, 2016		Three Months Ended December 31, 2015
	Average Recorded Investment	Interest Income Recognized while on Impaired Status	Average Recorded Investment	Interest Income Recognized while on Impaired Status
	(dollars in thousands)
Residential real estate	$10,056	$114	$12,334	$149
Commercial real estate	52,022	670	74,411	1,469
Commercial non real estate	48,700	422	56,171	356
Agriculture	107,222	1,867	77,324	2,439
Consumer	374	15	276	17
Total	$218,374	$3,088	$220,516	$4,430
Valuation adjustments made to repossessed properties for the three months ended December 31, 2016 and 2015, totaled $0.4 million and $0.0 million, respectively. The adjustments are included in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan and lease losses for TDRs were $7.9 million and $9.3 million at December 31, 2016 and September 30, 2016, respectively. Commitments to lend additional funds to borrowers whose loans were modified in a TDR were $2.1 million and $0.9 million as of December 31, 2016 and September 30, 2016, respectively.
The following table presents the recorded value of the Company’s TDR balances as of December 31, 2016 and September 30, 2016:

	December 31, 2016		September 30, 2016
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Residential real estate	$369	$910	$370	$937
Commercial real estate	14,439	2,186	18,250	2,356
Commercial non real estate	7,250	2,624	8,102	4,789
Agriculture	19,789	28,232	19,823	28,688
Consumer	7	8	23	8
Total	$41,854	$33,960	$46,568	$36,778

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the three months ended December 31, 2016 and 2015, respectively:

Three Months Ended December 31,
	2016			2015
		Recorded Investment			Recorded Investment
	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
(dollars in thousands)
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	—	—	—
Payment modification	1	9	9	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	1	9	9	—	—	—
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	2	1,898	1,898
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	2	1,898	1,898
Commercial non real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	1	58	58
Payment modification	2	433	433	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non real estate	2	433	433	1	58	58
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	8	21,973	21,973
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	8	21,973	21,973
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	—	—	—	—	—	—
Total accruing	3	$442	$442	11	$23,929	$23,929
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the three months ended December 31, 2016 and 2015:

Three Months Ended December 31,
	2016			2015
		Recorded Investment			Recorded Investment
	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
(dollars in thousands)
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	—	—	—
Payment modification	1	21	21	1	187	187
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	1	21	21	1	187	187
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial Non Real Estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	1	396	396
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non real estate	—	—	—	1	396	396
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	—	—	—	—	—	—
Total non-accruing	1	$21	$21	2	$583	$583
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The table below represents loans that were modified as TDRs within the previous 12 months and for which there was a payment default for the three months ended December 31, 2016 and 2015, respectively.

	Three Months Ended December 31,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Residential real estate	—	$—	2	$105
Commercial real estate	1	34	—	—
Commercial non real estate	3	1,945	—	—
Agriculture	—	—	—	—
Consumer	1	8	—	—
Total	5	$1,987	2	$105
A loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table above includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. For the three months ended December 31, 2016 and 2015, there were $0.0 million and $4.3 million, respectively, of loans removed from TDR status as they were restructured at market terms and are performing.
6. Allowance for Loan and Lease Losses
The following tables present the Company’s allowance for loan and lease losses roll forward for the three months ended December 31, 2016 and 2015:

Three Months Ended December 31, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2016	$7,106	$17,946	$12,990	$25,115	$438	$1,047	$64,642
Charge-offs	(150)	—	(1,959)	(2,866)	(79)	(498)	(5,552)
Recoveries	205	99	98	27	15	184	628
Provision	(350)	(1,546)	2,314	6,243	(34)	323	6,950
(Improvement) impairment of ASC 310-30 loans	(25)	124	—	—	—	—	99
Ending balance December 31, 2016	$6,786	$16,623	$13,443	$28,519	$340	$1,056	$66,767

Three Months Ended December 31, 2015	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2015	$8,025	$18,014	$15,996	$13,952	$348	$865	$57,200
Charge-offs	(196)	(28)	(45)	(11)	(48)	(400)	(728)
Recoveries	44	83	404	47	25	164	767
Provision	22	1,366	875	1,485	16	322	4,086
(Improvement) impairment of ASC 310-30 loans	(97)	(30)	(70)	—	—	—	(197)
Ending balance December 31, 2015	$7,798	$19,405	$17,160	$15,473	$341	$951	$61,128
The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance. These tables are presented net of unamortized discount on acquired loans and excludes loans of $1.08 billion measured at fair value, loans held for sale of $9.1 million, and guaranteed loans of $148.5 million for December 31, 2016 and loans measured at fair value of $1.13 billion, loans held for sale of $12.9 million, and guaranteed loans of $120.0 million for September 30, 2016.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$2,944	$2,471	$7,220	$13,553	$78	$—	$26,266
Collectively evaluated for impairment	2,976	13,255	6,223	14,966	262	1,056	38,738
ASC 310-30 loans	866	897	—	—	—	—	1,763
Total allowance	$6,786	$16,623	$13,443	$28,519	$340	$1,056	$66,767

Financing Receivables
Individually evaluated for impairment	$9,747	$50,039	$47,575	$112,604	$352	$—	$220,317
Collectively evaluated for impairment	914,969	3,383,251	1,026,931	1,770,177	70,025	47,569	7,212,922
ASC 310-30 loans	61,846	42,885	2,902	14,958	817	—	123,408
Loans Outstanding	$986,562	$3,476,175	$1,077,408	$1,897,739	$71,194	$47,569	$7,556,647

As of September 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,000	$3,846	$6,475	$12,278	$87	$—	$25,686
Collectively evaluated for impairment	3,199	13,328	6,515	12,837	351	1,047	37,277
ASC 310-30 loans	907	772	—	—	—	—	1,679
Total allowance	$7,106	$17,946	$12,990	$25,115	$438	$1,047	$64,642

Financing Receivables
Individually evaluated for impairment	$10,364	$54,005	$49,825	$101,840	$395	$—	$216,429
Collectively evaluated for impairment	918,710	3,249,974	1,079,295	1,721,219	74,301	42,477	7,085,976
ASC 310-30 loans	65,737	44,448	3,196	15,254	896	—	129,531
Loans Outstanding	$994,811	$3,348,427	$1,132,316	$1,838,313	$75,592	$42,477	$7,431,936
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
The ALLL for ASC 310-30 loans totaled $1.8 million at December 31, 2016, compared to $1.7 million at September 30, 2016. During the three month period ended December 31, 2016, loan pools accounted for under ASC 310-30 had a net provision of $0.1 million, as a result of actual cash flows being lower than the expected cash flows during the period. Net provision reversals for the three month period ended December 31, 2015 totaled $0.2 million, and were driven a result of increases in expected cash flows.
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
The reserve for unfunded loan commitments was $0.5 million at December 31, 2016 and September 30, 2016, respectively, and is recorded in other liabilities on the consolidated balance sheets.

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
Loan pools are periodically reassessed to determine expected cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller, homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large individual loans that consider similar prepayment factors listed above for smaller homogeneous loans. The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands)
Balance at beginning of period	$38,124	$44,489
Accretion	(2,938)	(2,329)
Reclassification from (to) nonaccretable difference	4,572	(278)
Balance at end of period	$39,758	$41,882
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
The following table provides purchased credit impaired loans at December 31, 2016 and September 30, 2016:

	December 31, 2016			September 30, 2016
	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]
	(dollars in thousands)
Residential real estate	$72,421	$61,846	$60,980	$76,696	$65,737	$64,830
Commercial real estate	127,464	42,885	41,988	129,615	44,448	43,676
Commercial non real estate	11,482	2,902	2,902	11,588	3,196	3,196
Agriculture	18,696	14,958	14,958	19,174	15,254	15,254
Consumer	957	817	817	1,033	896	896
Total lending	$231,020	$123,408	$121,645	$238,106	$129,531	$127,852

[1] Represents the legal balance of ASC 310-30 loans.
[2] Represents the book balance of ASC 310-30 loans.
[3] Represents the book balance of ASC 310-30 loans net of the related allowance for loan and lease losses.
Due to reduced cash flows of the purchased credit impaired loans, the allowance recognized on previous impairments was $0.1 million for the three months ended December 31, 2016. For the three months ended December 31, 2015, the allowance recognized on previous impairments was reduced by $0.2 million due to improved cash flows of the purchased impaired loans.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

8. FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the TierOne Bank acquisition, the Company is reimbursed for a portion of the losses incurred on covered assets. As covered assets are resolved, whether it be through repayment, short sale of the underlying collateral, the foreclosure on or sale of collateral, or the sale or charge-off of loans or Other Real Estate Owned ("OREO"), any differences between the carrying value of the covered assets versus the payments received during the resolution process, that are reimbursable by the FDIC, are recognized as reductions in the FDIC indemnification asset. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC. The following table represents a summary of the activity related to the FDIC indemnification asset for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands)
Balance at beginning of period	$10,777	$14,722
Amortization	(867)	(1,032)
Changes in expected reimbursements from FDIC for changes in expected credit losses	28	(128)
Changes in reimbursable expenses	(239)	(349)
Payments (reimbursements) of covered losses to (from) the FDIC	188	(28)
Balance at end of period	$9,887	$13,185
The loss claims filed are subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. The non-commercial loss share agreement ends June 4, 2020.
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
The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2016 and September 30, 2016:

	December 31, 2016
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:	(dollars in thousands)
Interest rate swaps	$1,058,083	Liabilities	$7,156	$(25,143)
Mortgage loan commitments	25,461	Assets	—	(105)
Mortgage loan forward sale contracts	32,474	Liabilities	105	—

	September 30, 2016
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:	(dollars in thousands)
Interest rate swaps	$1,055,822	Liabilities	$525	$(81,974)
Mortgage loan commitments	52,333	Assets	66	—
Mortgage loan forward sale contracts	60,529	Liabilities	—	(66)
As with any financial instrument, derivative financial instruments have inherent risk including adverse changes in interest rates. The Company’s exposure to derivative credit risk is defined as the possibility of sustaining a loss due to the failure of the

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
Credit-risk-related contingent features
The Company has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty has the right to terminate the derivative positions and the Company would be required to settle its obligations under the agreements. As of December 31, 2016 and September 30, 2016, the termination value of derivatives in a net liability position related to these agreements was $20.7 million and $84.4 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with its derivative counterparties and as of December 31, 2016 and September 30, 2016, the Company had posted $25.1 million and $106.1 million, respectively, in eligible collateral.
The effect of derivatives on the consolidated statements of comprehensive income for the three months ended December 31, 2016 and 2015 was as follows:

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended December 31,
	Location of Gain (Loss) Recognized in Income	2016	2015
Derivatives not designated as hedging instruments:		(dollars in thousands)
Interest rate swaps	Noninterest income	$58,976	$9,439
Mortgage loan commitments	Noninterest income	(105)	(24)
Mortgage loan forward sale contracts	Noninterest income	105	24
Netting of Derivatives
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company has entered into an International Swaps Derivatives Association ("ISDA") master netting arrangement with various swap counterparties. Under the terms of the master netting arrangements, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the non-defaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted.
The following tables present the Company's gross derivative financial assets and liabilities at December 31, 2016 and September 30, 2016, and the related impact of enforceable master netting agreements and cash collateral, where applicable:

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments[1]	Net Amount
December 31, 2016	(dollars in thousands)
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$7,156	$(7,156)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(25,143)	7,156	(17,987)	17,987	—
Total derivative financial liabilities	$(17,987)	$—	$(17,987)	$17,987	$—

[1] The actual amount of collateral exceeds the fair value exposure, at the individual counterparty level, as of the date presented.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments[1]	Net Amount
September 30, 2016	(dollars in thousands)
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$525	$(525)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(81,974)	525	(81,449)	81,449	—
Total derivative financial liabilities	$(81,449)	$—	$(81,449)	$81,449	$—

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
See Note 18 for additional disclosures regarding the fair value of the fair value option loans and written loan commitments.
Long-term loans and written loan commitments for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $10.1 million and $74.1 million at December 31, 2016 and September 30, 2016, respectively. The total unpaid principal balance of these long-term loans was approximately $1.07 billion and $1.06 billion at December 31, 2016 and September 30, 2016, respectively. The fair value of these loans and written loan commitments is included in total loans in the consolidated balance sheets and are grouped with commercial non real estate, commercial real estate, and agricultural loans in Note 5. There were no written loan commitments at December 31, 2016 and September 30, 2016. As of December 31, 2016 and September 30, 2016, there were loans with a fair value of $8.8 million and $9.4 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $10.6 million and $10.8 million, respectively.
Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported within the consolidated statements of comprehensive income are as follows for the three months ended December 31, 2016 and 2015:

	For the Three Months Ended
	December 31, 2016		December 31, 2015
	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value
	(dollars in thousands)
Long-term loans and written loan commitments	$(64,001)	$(64,001)	$(14,901)	$(14,901)
For long-term loans and written loan commitments, $0.5 million and $0.2 million for the three months ended December 31, 2016 and 2015, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

11. Core Deposits and Other Intangibles
A summary of intangible assets subject to amortization is as follows:

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Other Intangible	Total
As of December 31, 2016	(dollars in thousands)
Gross carrying amount	$67,018	$8,464	$16,089	$538	$92,109
Accumulated amortization	(60,229)	(4,841)	(16,089)	(57)	(81,216)
Net intangible assets	$6,789	$3,623	$—	$481	$10,893

As of September 30, 2016
Gross carrying amount	$67,018	$8,464	$16,089	$538	$92,109
Accumulated amortization	(59,842)	(4,700)	(15,800)	(35)	(80,377)
Net intangible assets	$7,176	$3,764	$289	$503	$11,732
Amortization expense of intangible assets was $0.8 million and $0.7 million for the three months ended December 31, 2016 and 2015, respectively.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows:

(dollars in thousands)
Remaining in 2017	$1,502
2018	1,614
2019	1,489
2020	1,363
2021	1,267
2022 and thereafter	3,658
Total	$10,893
12. Loan Servicing Rights
Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The following table is the activity for loan servicing rights and the related valuation allowance:

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands)
Loan servicing rights
Beginning of period	$5,794	$—
Additions	—	—
Amortization [1]	(508)	—
End of period	$5,286	$—

Valuation allowance
Beginning of period	$(13)	$—
Additions / (reductions) [1]	5	—
End of period	$(8)	$—
Loan servicing rights, net	$5,278	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands)
Servicing fees received	$548	$—
Balance of loans serviced at:
Beginning of period	868,865	—
End of period	823,375	—

[1] Changes to carrying amounts are reported net of loan servicing income on the consolidated statements of comprehensive income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity and prospective industry consensus data. An independent third party is utilized to calculate the amortization and valuation based upon specific loan characteristics, prepayment speeds generated from a validation model utilizing both empirical and market derived data and discount rates. At December 31, 2016, the constant prepayment rates (CPR) used to calculate the amortization averaged 12.7%. For valuation purposes, an average discount rate of 11.9% was utilized at December 31, 2016. Based on the Company's analysis of mortgage servicing rights, a $0.0 million valuation reserve was recorded at December 31, 2016 and September 30, 2016, respectively.
13. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $152.7 million and $151.8 million and fair value of approximately $150.4 million and $152.3 million at December 31, 2016 and September 30, 2016, respectively. In most cases, the Company over-collateralizes the repurchase agreements at 102% of total funds borrowed to protect the purchaser from changes in market value.  Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered. The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at December 31, 2016 and September 30, 2016.

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements	(dollars in thousands)
Municipal securities	$2,475	$—	$—	$—	$2,475
Mortgage-backed securities	137,322	—	—	2,944	140,266
Total repurchase agreements	$139,797	$—	$—	$2,944	$142,741

	September 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements	(dollars in thousands)
Municipal securities	$—	$—	$—	$—	$—
Mortgage-backed securities	138,744	—	—	2,944	141,688
Total repurchase agreements	$138,744	$—	$—	$2,944	$141,688

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

14. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
	(dollars in thousands)
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 0.66% to 3.66% and maturity dates from May 2017 to September 2023, collateralized by real estate loans and FHLB stock, with various call dates at the option of the FHLB	$636,000	$640,000
Federal Home Loan Bank fed funds advance, interest rate of 0.81%, maturity date of September 2017	75,000	231,000
Total	711,000	871,000
Fair value adjustment [1]	29	37
Total FHLB advances and other borrowings	$711,029	$871,037

[1] Adjustment reflects the fair value adjustments related to the FHLB advances and notes payable assumed as part of the HF Financial acquisition.
The Company has a $10.0 million revolving line of credit with a large retail bank, which expires on July 28, 2017. The line of credit has an interest rate of one month LIBOR plus 200 basis points, with interest payable monthly. There is also an unused line fee of .20% on the unused portion which is payable quarterly. The interest rate was 2.62% at December 31, 2016. There were no outstanding advances on this line of credit at December 31, 2016 and September 30, 2016.
As of December 31, 2016, based on its Federal Home Loan Bank stock holdings, the combined aggregate additional borrowing capacity of the Company with the Federal Home Loan Bank was $1.32 billion.
Principal balances of loans pledged to the Federal Home Loan Bank to collateralize notes payable totaled $3.23 billion and $3.11 billion at December 31, 2016 and September 30, 2016, respectively.
As of December 31, 2016, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows:

(dollars in thousands)
Remaining in 2017	$100,000
2018	31,000
2019	—
2020	—
2021	70,000
2022 and thereafter	510,000
Total	$711,000
15. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has caused seven trusts to be created (or assumed as part of the HF Financial and Sunstate Bank acquisitions) that have issued and outstanding 73,400 shares, $1,000 par value, as of December 31, 2016 of Company Obligated Mandatorily Redeemable Preferred Securities (the "Preferred Securities"). These seven trusts were established and exist for the sole purpose of issuing the Preferred Securities and investing the proceeds in junior subordinated deferrable interest debentures (the "Debentures") issued by the Company. The Debentures constitute the sole assets of the seven trusts. The Preferred Securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus a range from 1.48% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock, but not beyond the respective maturity date. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for all seven Preferred Securities as the call option date has passed. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's common and preferred stock. The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes the Debentures qualify as elements of capital. $73.4 million and $77.2 million of Debentures were eligible for treatment as Tier 1 capital, respectively, as of December 31, 2016 and September 30, 2016.
Relating to the trusts, the Company held as assets $2.5 million in common shares at December 31, 2016 and September 30, 2016, respectively, which are included in other assets on the consolidated balance sheets.
In the first quarter ended December 31, 2016, the Company redeemed 5,000 shares of the HF Capital Trust V Debentures under the First Supplemental Indenture dated May 13, 2016.
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at December 31, 2016, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, which commenced on February 15, 2016 until August 15, 2020, to but excluding the maturity date or date of earlier redemption, the notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. Unamortized debt issuance costs related to these notes, which are included in Subordinated Debentures and Subordinated Notes Payable, totaled $0.3 million and $0.3 million at December 31, 2016 and September 30, 2016, respectively. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.
Subordinated debentures and subordinated notes payable are summarized as follows:

	December 31, 2016		September 30, 2016
	Amount outstanding	Common Shares Held in Other Assets	Amount outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to nonconsolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	10,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	80,920	$2,520
Less: fair value adjustment [1]	(2,478)		(3,765)
Total junior subordinated debentures payable, net of fair value adjustment	73,442		77,155

Subordinated notes payable
Fixed to floating rate, 4.875% per annum	35,000		35,000
Less: unamortized debt issuance costs	(264)		(282)
Total subordinated notes payable	34,736		34,718
Total subordinated debentures and subordinated notes payable	$108,178		$111,873

[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

16. Employee Benefit Plans
Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan (the Plan). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $1.5 million and $1.4 million to the Plan for the three months ended December 31, 2016 and 2015, respectively.
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
Information relative to the components of net periodic benefit cost measured at/or for the three months ended December 31, 2016 and 2015 for the defined benefit plan is presented below:

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands)
Net periodic benefit cost
Service cost	$12	$—
Interest cost	56	—
Expected return on plan assets	(64)	—
Amortization of prior losses	62	—
Net periodic benefit cost	$66	$—
The Company does not anticipate funding any contributions for fiscal year 2017.
17. Stock-Based Compensation
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
Based on the substantive terms of each award, restricted and performance-based awards are classified as equity awards and accounted for under the treasury stock method. The fair value of equity-classified awards is based on the market price of the stock on the measurement date and is amortized as compensation expense on a straight-line basis over the vesting or performance period.
Stock based compensation is recognized based on the number of awards that are ultimately expected to vest. Forfeitures are estimated based on historical turnover experience of qualified employees. For performance-based stock awards, an estimate is made of

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of comprehensive income. For the three months ended December 31, 2016 and 2015, stock compensation expense was $1.6 million and $1.0 million, respectively. Related income tax benefits recognized were $0.6 million and $0.4 million for the three months ended December 31, 2016 and 2015, respectively.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of December 31, 2016 and September 30, 2016:

	December 31, 2016		September 30, 2016
Restricted Shares	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted shares, beginning of fiscal year	160,335	$26.89	80,446	$18.18
Granted	89,135	19.57	113,543	30.95
Vested and issued	(62,685)	26.67	(25,729)	18.11
Forfeited	(1,207)	28.51	(7,925)	25.09
Canceled	—	—	—	—
Restricted shares, end of period	185,578	$32.94	160,335	$26.89

Vested, but not issuable at end of period	32,759	$30.53	24,480	$26.14

Performance Shares
Performance shares, beginning of fiscal year	236,185	$20.28	211,026	$18.00
Granted	40,204	39.43	43,371	30.78
Vested and issued	—	—	(55)	18.00
Forfeited	(1,317)	39.36	(18,157)	18.83
Canceled	—	—	—	—
Performance shares, end of period	275,072	$23.08	236,185	$20.28
The number of performance shares granted is reflected in the above table at the 100% target performance level. The actual performance-based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 150% of the target amount. The outstanding number of performance shares reflected in the table represents the number of shares expected to be awarded based on estimated achievement of the goals as of December 31, 2016. The maximum number of performance-based shares that could be issued if performance is attained at 150% of target based on the grants made to date was approximately 412,608 shares at December 31, 2016.
As of December 31, 2016, there was $9.0 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.9 years. The fair value of the vested, but not issued stock awards at December 31, 2016, was $1.4 million.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

18. Fair Value Measurements
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
Interest Rate Swaps and Loans
Interest rate swaps are valued by the Company's Swap Dealers using LIBOR rates. The fair value of loans accounted for under the fair value option represents the net carrying value of the loan, plus the equal and opposite amount of the value of the swap needed to hedge the interest rate risk and an adjustment for credit risk based on our assessment of existing market conditions for the specific portfolio of loans. This is used due to the strict prepayment penalties put in the loan terms to cover the cost of exiting the hedge of the loans in the case of early prepayment or termination. The adjustment for credit risk on loans accounted for under the fair value option is not significant to the overall fair value of the loans. The fair values estimated by the Company's Swap Dealers use interest rates that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The Company is required to post cash collateral to swap counterparties for interest rate derivative contracts that are in a liability position, thus a credit risk adjustment on interest rate swaps is not warranted. The Company regularly enters into interest rate lock commitments on mortgage loans to be held for sale, with corresponding forward sales contracts related to these interest rate lock commitments. The Company also has back to back swaps with loan customers, with corresponding swaps with an outside third party in exact offsetting terms.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and September 30, 2016:

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of December 31, 2016
U.S. Treasury securities	$228,667	$228,667	$—	$—
Mortgage-backed securities	1,070,212	—	1,070,212	—
States and political subdivision securities	66,604	—	65,380	1,224
Corporate debt securities	5,022	—	5,022	—
Other	1,053	—	1,053	—
Total securities available for sale	$1,371,558	$228,667	$1,141,667	$1,224
Derivatives-assets	$105		$105	$—
Derivatives-liabilities	17,882	—	17,882	—
Fair value loans and written loan commitments	1,078,465	—	1,078,465	—

As of September 30, 2016
U.S. Treasury securities	$230,980	$230,980	$—	$—
Mortgage-backed securities	1,024,838	—	1,024,838	—
States and political subdivision securities	55,484	—	54,169	1,315
Corporate debt securities	5,022	—	5,022	—
Other	1,062	—	1,062	—
Total securities available for sale	$1,317,386	$230,980	$1,085,091	$1,315
Derivatives-assets	$66	$—	$66	$—
Derivatives-liabilities	81,515	—	81,515	—
Fair value loans and written loan commitments	1,131,111	—	1,131,111	—
The following table presents the changes in Level 3 financial instruments for the three months ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015
	(dollars in thousands)
Balance, beginning of period	$1,315	$1,835
Principal paydown	(91)	(77)
Realized loss on securities	—	(300)
Balance, end of period	$1,224	$1,458
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.
Other Real Estate Owned
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
The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and September 30, 2016:

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of December 31, 2016
Other real estate owned	$1,020	$—	$—	$1,020
Impaired loans	194,051	—	—	194,051
Loans held for sale, at lower of cost or fair value	9,086	—	9,086	—
Loan servicing rights	5,278	—	—	5,278
Property held for sale	8,067	—	—	8,067

As of September 30, 2016
Other real estate owned	$6,911	$—	$—	$6,911
Impaired loans	190,743	—	—	190,743
Loans held for sale, at lower of cost or fair value	12,918	—	12,918	—
Loan servicing rights	5,781	—	—	5,781
Property held for sale	8,112	—	—	8,112

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at December 31, 2016 were as follows:

	Fair Value of Assets / (Liabilities) at December 31, 2016	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other real estate owned	$1,020	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	194,051	Appraisal value	Property specific adjustment	N/A	N/A
Loan servicing rights	5,278	Discounted cash flows	Constant prepayment rate Discount rate	9.0 - 21.0% 9.5 - 16.0%	12.7% 11.9%
Property held for sale	8,067	Appraisal value	Property specific adjustment	N/A	N/A
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
Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for balance sheet instruments as of December 31, 2016 and September 30, 2016, are as follows:

		December 31, 2016		September 30, 2016
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$270,168	$270,168	$524,611	$524,611
Loans, net excluding fair valued loans and loans held for sale	Level 3	7,624,789	7,567,288	7,473,973	7,433,851
Accrued interest receivable	Level 2	49,357	49,357	49,531	49,531
Cash surrender value of life insurance policies	Level 2	29,387	29,387	29,166	29,166
Federal Home Loan Bank stock	Level 2	40,513	40,513	47,025	47,025

Liabilities
Deposits	Level 2	$8,706,247	$8,705,302	$8,604,790	$8,603,708
FHLB advances and other borrowings	Level 2	711,029	713,227	871,037	874,763
Securities sold under repurchase agreements	Level 2	142,741	142,741	141,688	141,688
Accrued interest payable	Level 2	4,592	4,592	4,074	4,074
Subordinated debentures and subordinated notes payable	Level 2	108,178	108,183	111,873	112,826

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
19. Earnings per Share
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following information was used in the computation of basic earnings per share (EPS) for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands, except per share data)
Net income	$36,903	$30,461

Weighted average common shares outstanding	58,750,522	55,253,712
Dilutive effect of stock based compensation	241,383	139,740
Weighted average common shares outstanding for diluted earnings per share calculation	58,991,905	55,393,452

Basic earnings per share	$0.63	$0.55
Diluted earnings per share	$0.63	$0.55
The Company had 50,076 and 36,696 shares of unvested performance stock as of December 31, 2016 and 2015, respectively, which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 95,553 and 176,029 shares of anti-dilutive stock awards outstanding as of December 31, 2016 and 2015, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The historical consolidated financial data discussed below reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, previously filed with the SEC. In addition to historical financial data, this discussion includes certain forward-looking statements regarding events and trends that may affect our future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. See “Cautionary Note Regarding Forward-Looking Statements.” For a more complete discussion of the factors that could affect our future results, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
Any discrepancies included in this filing between totals and the sums of percentages and dollar amounts presented, or between rounded dollar amounts, are due to rounding.
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended December 31, 2016 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended December 31, 2015.
Tax Equivalent Presentation
All references to net interest income, net interest margin, interest income on non ASC 310-30 loans, yield on non ASC 310-30 loans and the related non-GAAP adjusted measure of each item are presented on a fully-tax equivalent basis unless otherwise noted.
Overview
We are a full-service regional bank holding company focused on relationship-based business and agribusiness banking. We serve our customers through 174 branches in attractive markets in nine states: Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota.
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

The principal sources of our revenues and cash flows are: (i) interest and fees earned on loans made or held by our bank; (ii) interest on fixed income investments held by our bank; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at our bank; (v) gain on the sale of loans held for sale (vi) securities gains; and (vii) merchant and card fees. Our principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining our bank's loan and deposit functions; (iv) occupancy expenses for maintaining our bank's facilities; (v) professional fees; (vi) business development; (vii) FDIC insurance assessments; and (viii) other real estate owned expenses. The largest component contributing to our net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings). One of management's principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.
A driver of increases in revenues, expenses and net income has been the acquisition of HF Financial in May 2016. The operations and customers of HF Financial have been fully integrated into the Company. Also refer to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and the Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for further discussion on the impact of the HF Financial acquisition on the Company's financial results and condition.
Net income was $36.9 million for the first quarter of fiscal year 2017, an increase of $6.4 million, or 21.1% compared to the first quarter of fiscal year 2016. Between the two periods, income before income taxes increased by $6.5 million, or 13.9%, as total revenue (non-FTE) and noninterest expenses grew by 19.0% and 18.8%, respectively, partially offset by higher provision for loan and lease losses. The effective tax rate of 30.3% for the quarter was driven lower primarily by the favorable resolution of a $1.6 million income tax payable with the Company's former parent. Total revenue (non-FTE) is the sum of net interest income (non-FTE) and noninterest income.
Our efficiency ratio was 45.1% for the quarters ending December 31, 2016 and December 31, 2015. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Net interest margin was 3.89%, 3.92% and 3.98%, respectively, for the quarters ended December 31, 2016, September 30, 2016 and December 31, 2015. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.71%, 3.73% and 3.73%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin were 9 basis points lower and 2 basis points lower, respectively, compared to the same quarter of fiscal year 2016. The decrease in net interest margin between the two periods was primarily driven by an 8 basis point decrease in the yield on total loans and a 3 basis point increase in the cost of deposits. A $1.2 million reduction in the current cost of interest rate swaps offset the decrease in yield on total loans, accounting for the smaller decrease in adjusted net interest margin. On a sequential quarter basis, the change to earning asset mix caused by a 45.0% increase in average interest bearing bank deposits was the primary driver of a 3 basis point reduction in net interest margin and a 2 basis point reduction in adjusted net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Net income represents earnings per diluted common share of $0.63 for the first quarter of fiscal year 2017, compared to $0.55 for the same period in fiscal year 2016. On January 26, 2017, our board of directors declared a dividend of $0.17 per common share payable on February 21, 2017 to stockholders of record as of the close of business on February 10, 2017.
During the quarter we experienced both loan and deposit growth. Total loans grew $96.5 million, or 1.1%, to $8.78 billion at December 31, 2016. Loan growth was impacted by a $63.5 million reduction to the fair value of the $1.08 billion segment of the loan portfolio carried at fair value resulting from changes in interest rates. Aside from this change, which was offset by the changes in the fair value of the related derivatives hedging the interest rate risk in this portfolio and which had no impact to net income, customer loan balances increased $159.9 million, or 1.8%. The majority of the loan growth during the quarter occurred within the commercial real estate ("CRE") segment of the loan portfolio. Deposits increased to $8.71 billion at December 31, 2016, an increase of $101.5 million, or 1.2% during the quarter. Deposit growth was driven by $74.4 million of noninterest-bearing deposit growth and $27.1 million of interest-bearing deposit growth, which is net of continued outflows of time deposits.

Key asset quality metrics have remained relatively stable compared to September 30, 2016. At December 31, 2016, loans graded "Watch" were $334.7 million, an increase of $7.1 million, or 2.2%, compared to September 30, 2016, and loans graded "Substandard" were $249.5 million, an increase of $7.9 million, or 3.3%, over the same period.
Nonaccrual loans, including ASC 310-30 loans, were $124.2 million as of December 31, 2016, with $3.9 million of the balance covered by FDIC loss-sharing arrangements. Total nonaccrual loans decreased by $2.2 million during the quarter. Total OREO balances were $8.1 million as of December 31, 2016, a decrease of $2.2 million, or 21.3%, compared to September 30, 2016.
Provision for loan and lease losses was $7.0 million for the quarter ended December 31, 2016, compared to $3.9 million in the same quarter of fiscal year 2016. Net charge-offs for the first quarter of fiscal year 2017 were $4.9 million. For the comparable period in fiscal year 2016, net charge-offs were negligible. The ratio of ALLL to total loans was 0.76% at December 31, 2016, up from 0.74% at September 30, 2016 as a result of higher historical loss rates used in the ALLL estimate. The balance of the ALLL increased from $64.6 million at September 30, 2016 to $66.8 million at December 31, 2016.
Our capital position is strong and stable, with Tier 1 capital, total capital and Tier 1 leverage ratios of 11.2%, 12.3% and 9.7%, respectively, at December 31, 2016, compared to 11.1%, 12.2% and 9.5%, respectively, at September 30, 2016. In addition, our Common Equity Tier 1 ratio was 10.4% at December 31, 2016 and 10.2% at September 30, 2016. Our tangible common equity to tangible assets ratio was 8.7% at December 31, 2016 and 8.5% at September 30, 2016. For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Key Factors Affecting Our Business and Financial Statements
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, our business and results of operations are impacted by several key factors, including economic conditions, interest rates, asset quality and loss-sharing arrangements, banking laws and regulations, competition, our operational efficiency, goodwill and amortization of other intangible assets and accounting for loans and interest rate swaps at fair value.  There have been no material changes to these factors except as otherwise supplemented within this Quarterly Report on Form 10-Q for the three months ended December 31, 2016.
Results of Operations—Three Month Periods Ended December 31, 2016 and 2015
Overview
The following table highlights certain key financial and performance information for the three month periods ended December 31, 2016 and 2015:

	For the three months ended December 31,
	2016	2015
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest and dividend income (FTE)	$110,548	$95,310
Interest expense	9,764	7,527
Noninterest income	13,907	8,644
Noninterest expense	52,537	44,220
Provision for loan and lease losses	7,049	3,889
Net income	36,903	30,461
Adjusted net income [1]	37,343	30,461
Common shares outstanding	58,755,989	55,244,569
Weighted average diluted common shares outstanding	58,991,905	55,393,452
Earnings per common share - diluted	$0.63	$0.55
Adjusted earnings per common share - diluted [1]	0.63	0.55

	For the three months ended December 31,
	2016	2015
	(dollars in thousands, except share and per share amounts)
Performance Ratios:
Net interest margin (FTE) [2]	3.89%	3.98%
Adjusted net interest margin (FTE) 1 2	3.71%	3.73%
Return on average total assets [2]	1.28%	1.23%
Return on average common equity [2]	8.8%	8.3%
Return on average tangible common equity 1 2	16.3%	16.2%
Efficiency ratio [1]	45.1%	45.1%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

[2] Annualized for all partial-year periods.
Net Interest Income
The following table presents net interest income, net interest margin and adjusted net interest margin for the three month periods ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015
	(dollars in thousands)
Net interest income:
Total interest and dividend income (FTE)	$110,548	$95,310
Less Total interest expense	9,764	7,527
Net interest income (FTE)	$100,784	$87,783

Net interest margin (FTE) and adjusted net interest margin (FTE) [1]
Average interest-earning assets	10,286,284	8,764,649
Average interest-bearing liabilities	9,652,611	8,249,058
Net interest margin (FTE)	3.89%	3.98%
Adjusted net interest margin (FTE) [1]	3.71%	3.73%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net interest income was $100.8 million for the first quarter of fiscal year 2017 compared to $87.8 million for the same quarter in fiscal year 2016, an increase of 14.8%. The increase was primarily attributable to higher loan interest income driven by 18.4% growth in average loans outstanding between periods, including both organic growth and inorganic growth related to the 2016 acquisition of HF Financial, partially offset by an 8 basis point decrease in the yield on loans. Net interest margin was 3.89% for the first quarter of fiscal year 2017, compared with 3.98% for the same period in fiscal year 2016. Adjusted net interest margin was 3.71% and 3.73%, respectively, for the same periods. Total cost of deposits was 3 basis points higher in the current quarter compared to the same quarter of fiscal year 2016. For more information on our adjusted net interest margin and adjusted net interest income, including a reconciliation of each to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

The following table presents the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three month period. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $724.1 million at December 31, 2016 and $641.4 million at December 31, 2015, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected below has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. ASC 310-30 loans represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Non ASC 310-30 loans represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	For the three months ended
	December 31, 2016			December 31, 2015
	Average Balance	Interest (FTE)	Yield / Cost [1]	Average Balance	Interest (FTE)	Yield / Cost [1]
	(dollars in thousands)
Assets
Interest bearing bank deposits	$266,704	$346	0.51%	$101,034	$75	0.30%
Investment securities	1,377,459	6,377	1.84%	1,366,356	6,212	1.81%
Non ASC 310-30 loans, net [2]	8,515,947	101,481	4.73%	7,193,143	87,393	4.83%
ASC 310-30 loans, net	126,174	2,344	7.37%	104,116	1,630	6.23%
Loans, net	8,642,121	103,825	4.77%	7,297,259	89,023	4.85%
Total interest-earning assets	10,286,284	110,548	4.26%	8,764,649	95,310	4.33%
Noninterest-earning assets	1,152,013			1,048,032
Total assets	$11,438,297	$110,548	3.83%	$9,812,681	$95,310	3.86%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,792,060			$1,390,952
NOW, money market and savings deposits	5,548,112	$5,129	0.37%	4,757,432	$3,372	0.28%
Time deposits	1,348,119	2,161	0.64%	1,351,110	2,293	0.68%
Total deposits	8,688,291	7,290	0.33%	7,499,494	5,665	0.30%
Securities sold under agreements to repurchase	136,405	115	0.33%	177,063	139	0.31%
FHLB advances and other borrowings	716,953	1,271	0.70%	481,762	916	0.76%
Subordinated debentures and subordinated notes payable	110,962	1,088	3.89%	90,739	807	3.54%
Total borrowings	964,320	2,474	1.02%	749,564	1,862	0.99%
Total interest-bearing liabilities	9,652,611	$9,764	0.40%	8,249,058	$7,527	0.36%
Noninterest-bearing liabilities	119,443			99,173
Stockholders' equity	1,666,243			1,464,450
Total liabilities and stockholders' equity	$11,438,297			$9,812,681
Net interest spread			3.43%			3.50%
Net interest income and net interest margin (FTE)		$100,784	3.89%		$87,783	3.98%
Less: Tax equivalent adjustment		$2,142			$1,826
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$98,642	3.80%		$85,957	3.90%

[1] Annualized for all partial-year periods.
[2] Interest income includes $1.4 million and negligible for the first quarter of fiscal year 2017 and 2016, respectively, resulting from accretion of ASC 310-20 loan marks associated with acquired loans.

Interest and Dividend Income
The following table presents interest and dividend income for the three month periods ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015
	(dollars in thousands)
Interest and dividend income:
Loans (FTE)	$103,825	$89,023
Taxable securities	5,878	5,987
Nontaxable securities	199	12
Dividends on securities	300	213
Federal funds sold and other	346	75
Total interest and dividend income (FTE)	110,548	95,310
Tax equivalent adjustment	2,142	1,826
Total interest and dividend income (GAAP)	$108,406	$93,484
Total interest and dividend income consists primarily of interest income on loans and interest and dividend income on our investment portfolio. Total interest and dividend income was $110.5 million for the first quarter of fiscal year 2017, compared to $95.3 million for the same period of fiscal year 2016, an increase of 16.0%. Significant components of interest and dividend income are described in further detail below.
Loans. Interest income on all loans increased to $103.8 million in first quarter of fiscal year 2017 from $89.0 million in the first quarter of fiscal year 2016, an increase of 16.6% between the two periods. Average net loan balances for the first quarter of fiscal year 2017 were $8.64 billion, representing an 18.4% increase compared to the same period in fiscal year 2016. The largest contributor to growth during the first quarter of fiscal year 2017 was CRE, which was focused mainly on non-owner-occupied, owner-occupied and multi-family residential real estate subsegments across a diverse range of projects with a continued focus on limiting exposure to land development and other projects that are speculative in nature. Interest income on ASC 310-30 loans increased $0.7 million between the two periods, primarily driven by loans acquired in the HF Financial acquisition. Interest income on acquired loans accounted for under ASC 310-20 increased $1.3 million between the two periods, primarily driven by accretion recognized on the loans acquired from HF Financial.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on non ASC 310-30 loans was 4.73% for the first quarter of fiscal year 2017, a decrease of 10 basis points compared to 4.83% for the same period in fiscal year 2016. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on non ASC 310-30 loans was 4.52% for the first quarter of fiscal year 2017 and 2016. There continues to be a competitive interest rate environment for high quality commercial and agricultural credits across our footprint and a prolonged rate cycle with very low short-term rates. We have begun to benefit from a period-over-period increase in LIBOR rates which has reduced the net cost of pay fixed, receive floating interest rate swaps the Company utilizes related to certain fixed rate loans.
The average duration, net of interest rate swaps, of the loan portfolio was a relatively short 1.2 years as of December 31, 2016. Approximately 47%, or $4.12 billion, of the portfolio is comprised of fixed rate loans, of which $1.08 billion of loans are fixed rate loans with an original term of 5 years or greater for which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. Of the remaining floating rate loans in the portfolio, approximately 54% are indexed to Wall Street Journal Prime, 25% to 5-year Treasuries and the balance to various other indices. These loans have an average interest rate floor 83 bps above market rates.
Loan-related fee income of $3.1 million is included in interest income for the first quarter of fiscal year 2017 and $2.5 million for the same period in fiscal year 2016. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FD

IC indemnification assets of $0.9 million and $1.0 million for the first quarter of fiscal years 2017 and 2016, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.41 billion as of December 31, 2016. Interest and dividend income on investments includes income earned on investment securities and FHLB stock. Interest and dividend income on investments increased by 2.6% to $6.4 million in the first quarter of fiscal year 2017 from $6.2 million in the first quarter of fiscal year 2016, driven by an increase in average balances coupled with a yield increase from 1.81% to 1.84% over the same period.
The weighted average life of the portfolio was 3.9 years and 3.3 years at December 31, 2016 and September 30, 2016, respectively. Average investments represented 13.4% and 13.6% of total average interest-earning assets for the same periods, respectively.
Interest Expense
The following table presents interest expense for the three month periods ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015
	(dollars in thousands)
Interest expense:
Deposits	$7,290	$5,665
Securities sold under agreements to repurchase	115	139
FHLB advances and other borrowings	1,271	916
Subordinated debentures and subordinated notes payable	1,088	807
Total interest expense	$9,764	$7,527
Total interest expense increased to $9.8 million in the first quarter of fiscal year 2017 from $7.5 million in the same quarter in fiscal year 2016, an increase of 29.7%, mostly due to 17.0% increase in average interest-bearing liabilities between periods, including both organic growth and inorganic growth related to the 2016 acquisition of HF Financial. The average cost of total interest-bearing liabilities was 0.40% for the first quarter of fiscal year 2017, compared to 0.36% for the same period in fiscal year 2016. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of checking accounts, money market accounts, NOW accounts, savings accounts and time deposits, was $7.3 million and $5.7 million for the first quarter of fiscal year 2017 and 2016, respectively. Average deposit balances increased to $8.69 billion from $7.50 billion, respectively, for the same periods, an increase of $1.19 billion driven by both organic and inorganic growth related to the 2016 acquisition of HF Financial. The cost of deposits increased to 0.33% in the first quarter of fiscal year 2017 from 0.30% in the comparable quarter.
Average non-interest-bearing demand account balances comprised 20.6% of average total deposits for the current quarter, compared with 18.5% for the comparable quarter. Total average other liquid accounts, consisting of money market and savings accounts, increased to 63.9% of total average deposits for the current quarter, compared to 63.4% of total average deposits for the comparable quarter, while time deposit accounts represented 15.5% of average total deposits in the current quarter, compared to 18.0% in the comparable quarter. These trends in the composition of our deposit portfolio represent a continuation of our strategy to move away from more costly time deposit accounts toward more cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $1.3 million for the first quarter of fiscal year 2017 and $0.9 million for the comparable quarter in 2016, reflecting a weighted average cost of 0.70% and 0.76% for three month periods ended December 31, 2016 and 2015, respectively. Our average balance for FHLB advances and other borrowings increased to $717.0 million in the current quarter compared to $481.8 million in the comparable quarter. The amount of FHLB advances outstanding has increased to fund loan growth. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 7.4% for the current quarter compared to 5.8% for the comparable quarter. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 0.83% at December 31, 2016. The average tenor of our FHLB advances was 61 months at December 31, 2016.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At December 31, 2016, we had pledged $3.23 billion of loans to the FHLB, against which we had borrowed $711.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding subordinated debentures and subordinated notes payable was $1.1 million in first quarter of fiscal year 2017 and $0.8 million in the comparable quarter in fiscal year 2016. The weighted average contractual rate on outstanding subordinated notes was 4.88% at both December 31, 2016 and September 30, 2016. The increase in interest expense was due to increase in subordinated debt acquired in the HF Financial acquisition.
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

	Current Quarter vs Comparable Quarter
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$187	$84	$271
Investment securities	51	114	165
Non ASC 310-30 loans	15,793	(1,705)	14,088
ASC 310-30 loans	380	334	714
Loans	16,173	(1,371)	14,802
Total increase (decrease)	16,411	(1,173)	15,238
Increase (decrease) in interest expense:
NOW, money market & savings deposits	621	1,136	1,757
Time deposits	(5)	(127)	(132)
Securities sold under agreements to repurchase	(34)	10	(24)
FHLB advances and other borrowings	421	(66)	355
Subordinated debentures and subordinated notes payable	192	89	281
Total increase (decrease)	1,195	1,042	2,237
Increase (decrease) in net interest income (FTE)	$15,216	$(2,215)	$13,001

Provision for Loan and Lease Losses
We recognized provision for loan and lease losses of $7.0 million for the first quarter of fiscal year 2017 compared to a provision for loan and lease losses of $3.9 million for the comparable period in fiscal year 2016, an increase of $3.2 million between the periods. The increase in provision over the prior comparable period was driven by higher historical loss rates used in the general reserve ALLL estimate and an increase in specific reserves. We recorded a net provision for ASC 310-30 loans of $0.1 million for the first quarter of fiscal year 2017. We did not record any meaningful provision for the comparable period in fiscal year 2016.

	Three months ended December 31,
	2016	2015
	(dollars in thousands)
Provision for loan and lease losses, non ASC 310-30 loans *	$6,950	$4,086
Provision for (reduction in) loan and lease losses, ASC 310-30 loans	99	(197)
Provision for loan and lease losses, total	$7,049	$3,889

* As presented above, the non ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.

Total Credit-Related Charges
We recognized other credit-related charges during the quarter that were higher compared to the same quarter in fiscal year 2016. We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and comparable quarter, is helpful to understanding the overall impact on our quarterly results of operations. Net OREO charges include OREO operating costs, valuation adjustments and (loss) gain on sale of OREO properties, each of which entered OREO as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect expected credit losses in the portfolio.

		For the three months ended:
	Included within F/S Line Item(s):	December 31, 2016	September 30, 2016	December 31, 2015
		(Dollars in thousands)
Provision for loan and lease losses	Provision for loan and lease losses	$7,049	$5,063	$3,889
Net OREO charges	Net loss (recovery) on repossessed property and other related expenses	658	784	(110)
(Recovery) reversal of interest income on nonaccrual loans	Interest income on loans	(74)	113	(140)
Loan fair value adjustment related to credit	Net increase (decrease) in fair value of loans at fair value	539	(678)	(189)
Total		$8,172	$5,282	$3,450

Noninterest Income
The following table presents noninterest income for the three month periods ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015
	(dollars in thousands)
Non-interest income:
Service charges and other fees	$12,086	$10,467
Wealth management fees	2,254	1,612
Mortgage banking income, net	2,662	1,270
Net gain (loss) on sale of securities	—	(354)
Other	1,930	1,111
Subtotal, product and service fees	18,932	14,106
Net (decrease) in fair value of loans at fair value	(64,001)	(14,901)
Net realized and unrealized gain on derivatives	58,976	9,439
Subtotal, loans at fair value and related derivatives	(5,025)	(5,462)
Total noninterest income	$13,907	$8,644
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
Noninterest income was $13.9 million for the first quarter of fiscal year 2017, compared to $8.6 million for the comparable period in fiscal year 2016, an increase of $5.3 million, or 60.9%. This increase was mostly driven by a $1.6 million, or 15.5%, increase in service charges and other fees and a $1.4 million increase in mortgage banking income. Wealth management income also increased by $0.6 million, or 39.8%.
Product and Service Fees. We recognized $18.9 million of noninterest income related to product and service fees in the first quarter of fiscal year 2017, an increase of $4.8 million, or 34.2%, compared to the same period in fiscal year 2016. The increase was mainly due to a $1.6 million increase in service charges and other fees and a $1.4 million increase in mortgage banking income. Wealth management income also increased by $0.6 million, or 39.8%. Shortly after the end of calendar year 2015, we received regulatory approval to revert to higher interchange rates as a result of maintaining consolidated total assets under $10.0 billion as of December 31, 2015. We had previously been subject to capped interchange rates as a result of consolidating our total assets with other U.S. assets held by our former foreign parent company. We estimate that the impact of this change was approximately $2.4 million in the current quarter with the higher rates effective through June 30, 2017. This amount is included within service charges and other fees and was partially offset by a $0.7 million reduction in net overdraft and non-sufficient funds income.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the first quarter of fiscal year 2017, these items accounted for $(5.0) million of noninterest income compared to $(5.5) million for the same period in fiscal year 2016. The change was driven by a net $0.7 million unfavorable change to the loan fair value adjustment related to credit combined with a $1.2 million decrease in the current cost of interest rate swaps driven by changes in the interest rate environment. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans; we present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.

Noninterest Expense
The following table presents noninterest expense for the three month periods ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$31,634	$25,296
Data processing	5,677	5,246
Occupancy expenses	4,024	3,591
Professional fees	2,835	3,108
Communication expenses	1,040	934
Advertising	975	920
Equipment expense	798	904
Net loss (gain) recognized on repossessed property and other related expenses	658	(110)
Amortization of core deposits and other intangibles	839	709
Acquisition expenses	710	—
Other	3,347	3,622
Total noninterest expense	$52,537	$44,220
Our noninterest expense consists primarily of salaries and employee benefits, data processing, occupancy expenses, professional fees, communication expenses, advertising and acquisition costs. Noninterest expense was $52.5 million in the first quarter of fiscal year 2017 compared to $44.2 million for the same period in fiscal year 2016, an increase of 18.8% or $8.3 million. The increase was primarily driven by an increase in salaries and employee benefits of $6.3 million and an increase in the net loss on repossessed property and other related expenses (i.e., OREO) of $0.8 million. The increase in salaries and employee benefits was primarily driven by a 13% increase in full-time equivalent employees mostly related to the acquisition of HF Financial completed in 2016, higher incentive compensation due in large part to increases in wealth management and mortgage revenue and higher health insurance costs. The Company also incurred $0.7 million of trailing one-time acquisition costs which management excludes from adjusted net income. For more information on our adjusted net income, including a reconciliation of each to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Our efficiency ratio was 45.1% for the three month periods ending December 31, 2016 and 2015. For more information on our tangible noninterest expense and efficiency ratio, including a reconciliation of each to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $16.1 million for the first quarter of fiscal year 2017 represents an effective tax rate of 30.3%, compared to a provision of $16.0 million or an effective tax rate of 34.5% for the comparable period. The lower effective tax rate for the first quarter of fiscal year 2017 was primarily driven by the favorable resolution of a $1.6 million income tax payable with the Company's former parent company.
Return on Assets and Equity
The table below presents our return on average total assets, return on average common equity and average common equity to average assets ratio for the dates presented:

	For the three months ended December 31,
	2016	2015
Return on average total assets	1.28%	1.23%
Return on average common equity	8.8%	8.3%
Average common equity to average assets ratio	14.6%	14.9%

Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated:

	As of
	December 31, 2016	September 30, 2016
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$11,422,617	$11,531,180
Loans [1]	8,779,107	8,682,644
Allowance for loan and lease losses	66,767	64,642
Deposits	8,706,247	8,604,790
Stockholders' equity	1,678,638	1,663,391
Tangible common equity [2]	928,722	912,636
Tier 1 capital ratio	11.2%	11.1%
Total capital ratio	12.3%	12.2%
Tier 1 leverage ratio	9.7%	9.5%
Common equity tier 1 ratio	10.4%	10.2%
Tangible common equity / tangible assets [2]	8.7%	8.5%
Book value per share - GAAP	$28.57	$28.34
Tangible book value per share [2]	$15.81	$15.55
Nonaccrual loans / total loans	1.41%	1.46%
Net charge-offs (recoveries) / average total loans [3]	0.22%	0.13%
Allowance for loan and lease losses / total loans	0.76%	0.74%

[1] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
[2] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

[3] Annualized for partial-year periods, except for September 30, 2016, which was for the twelve month period.
Our total assets were $11.42 billion at December 31, 2016, compared with $11.53 billion at September 30, 2016. The decrease in total assets during the first three months of fiscal year 2017 was principally attributable to a decrease in cash and cash equivalents of $254.4 million since September 30, 2016. At December 31, 2016, loans as shown above were $8.78 billion, compared to $8.68 billion at September 30, 2016. This growth was primarily driven by growth in CRE loans. During the first three months of fiscal year 2017, total deposits grew by $101.5 million, or 1.2%. Deposit growth was driven by $74.4 million of noninterest-bearing deposit growth and $27.1 million of interest-bearing deposit growth, which is net of continued outflows of time deposits.

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated:

	December 31, 2016	September 30, 2016
	(dollars in thousands)
Unpaid principal balance:
Commercial non-real estate [1]
Originated	$1,578,817	$1,601,328
Acquired	65,169	71,838
Total	1,643,986	1,673,166
Agriculture [1]
Originated	2,037,774	1,974,226
Acquired	168,489	194,711
Total	2,206,263	2,168,937
Commercial real estate [1]
Originated	3,290,557	3,171,516
Acquired	561,547	582,591
Total	3,852,104	3,754,107
Residential real estate
Originated	755,054	746,384
Acquired	253,271	274,574
Total	1,008,325	1,020,958
Consumer
Originated	57,058	59,850
Acquired	14,737	16,423
Total	71,795	76,273
Other lending
Originated	47,489	42,398
Acquired	80	79
Total	47,569	42,477
Total originated	7,766,749	7,595,702
Total acquired	1,063,293	1,140,216
Total unpaid principal balance	8,830,042	8,735,918
Less: Unamortized discount on acquired loans	(37,304)	(39,947)
Less: Unearned net deferred fees and costs and loans in process	(13,631)	(13,327)
Total loans	8,779,107	8,682,644
Allowance for loan and lease losses	(66,767)	(64,642)
Loans, net	$8,712,340	$8,618,002

[1] Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

We have successfully completed nine acquisitions since 2006. Our most recent acquisition of HF Financial, which represented approximately $863.7 million in acquired loans was completed on May 16, 2016.

During the first three months of fiscal year 2017, total loans increased by 1.1%, or $96.5 million. The growth was primarily focused in CRE loans, which grew $98.0 million, or 2.6%.
The following table presents an analysis of the unpaid principal balance of our loan portfolio at December 31, 2016, by borrower and collateral type and by each of the five major geographic areas we use to manage our markets.

	December 31, 2016
	Nebraska	Iowa / Kansas / Missouri	South Dakota	Arizona / Colorado	North Dakota / Minnesota	Other(2)	Total	%
	(dollars in thousands)
Commercial non-real estate [1]	$315,335	$789,786	$280,492	$193,351	$9,057	$55,965	$1,643,986	18.6%
Agriculture [1]	180,446	438,880	789,089	796,350	3,356	(1,858)	2,206,263	25.0%
Commercial real estate [1]	749,101	982,226	1,025,927	887,106	189,402	18,342	3,852,104	43.6%
Residential real estate	221,223	300,846	253,396	177,110	17,242	38,508	1,008,325	11.4%
Consumer	16,920	19,104	30,968	2,886	753	1,164	71,795	0.8%
Other lending	—	—	—	—	—	47,569	47,569	0.6%
Total	$1,483,025	$2,530,842	$2,379,872	$2,056,803	$219,810	$159,690	$8,830,042	100.0%
% by location	16.8%	28.6%	27.0%	23.3%	2.5%	1.8%	100.0%

[1] Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

[2] Balances in this column represent acquired workout loans and certain other loans managed by our staff, commercial and consumer credit card loans, fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at December 31, 2016:

December 31, 2016
(dollars in thousands)
Commercial non-real estate	$1,643,986
Agriculture real estate	997,996
Agriculture operating loans	1,208,267
Agriculture	2,206,263
Construction and development	423,864
Owner-occupied CRE	1,197,253
Non-owner-occupied CRE	1,775,107
Multifamily residential real estate	455,880
Commercial real estate	3,852,104
Home equity lines of credit	346,840
Closed-end first lien	485,546
Closed-end junior lien	43,855
Residential construction	132,084
Residential real estate	1,008,325
Consumer	71,795
Other	47,569
Total unpaid principal balance	$8,830,042
Commercial Non-Real Estate. Commercial non-real estate, or business lending, represents one of our core competencies. We believe that providing a tailored range of integrated products and services, including lending, to small- and medium-enterprise customers is the business at which we excel and through which we can generate favorable returns for our stockholders. We offer a number of different products including working capital and other shorter-term lines of credit, fixed-rate loans over a wide range of terms including our tailored business loans, for which we enter into matching interest rate swaps that give us floating payments for all deals over five years, and variable-rate loans with varying terms. Management has assessed the commercial loan portfolio and our bank's direct exposure to energy-related borrowers is less than 1.3% of total loans, which includes an insignificant oil and gas exposure in North Dakota which was acquired with the HF Financial merger.
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at September 30, 2016, we were ranked the sixth-largest farm lender bank in the United States measured by total dollar volume of farm loans, and we take great pride in our knowledge of the agricultural industry across our footprint. We consider agriculture lending one of our core competencies. In 2011, agriculture loans comprised approximately 21% of our overall loan portfolio, compared to 25.0% as of December 31, 2016. We target a 20% to 30% portfolio composition for agriculture loans according to our risk appetite statement approved by our board of directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. While our borrowers have experienced volatile commodity prices during the past several years, we believe there continues to be strong secondary sources of repayment and low borrower leverage for the agriculture loan portfolio.
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
The following table presents the maturity distribution of our loan portfolio as of December 31, 2016. The maturity dates were determined based on the contractual maturity date of the loan:

	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$665,383	$507,368	$471,235	$1,643,986
Agriculture	1,079,323	713,166	413,774	2,206,263
Commercial real estate	347,935	1,713,786	1,790,383	3,852,104
Residential real estate	217,973	398,331	392,021	1,008,325
Consumer	11,551	46,008	14,236	71,795
Other lending	47,569	—	—	47,569
Total	$2,369,734	$3,378,659	$3,081,649	$8,830,042

The following table presents the distribution, as of December 31, 2016, of our loans that were due after one year between fixed and variable interest rates:

	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$675,965	$302,638	$978,603
Agriculture	856,873	270,067	1,126,940
Commercial real estate	1,689,123	1,815,046	3,504,169
Residential real estate	222,247	568,105	790,352
Consumer	51,590	8,654	60,244
Total	$3,495,798	$2,964,510	$6,460,308
OREO
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. OREO assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the asset at an acceptable price in a timely manner. Our total OREO carrying value was $8.1 million as of December 31, 2016, a decrease of $2.2 million, or 21.3%, compared to September 30, 2016. The amount of OREO covered by FDIC loss-sharing arrangements was $0.0 million and $0.1 million as of December 31, 2016 and September 30, 2016, respectively. The following table presents our OREO balances for the period indicated:

Three Months Ended December 31, 2016
(dollars in thousands)
Beginning balance	$10,282
Additions to OREO	1,110
Valuation adjustments and other	(401)
Sales	(2,898)
Ending balance	$8,093
Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated:

	December 31, 2016	September 30, 2016
	(dollars in thousands)
U.S. Treasury securities	$227,265	$227,007
Mortgage-backed securities:
Government National Mortgage Association	633,330	664,529
Federal National Mortgage Association	281,741	212,452
Small Business Assistance Program	167,328	142,921
States and political subdivision securities	68,410	55,525
Corporate debt securities	4,998	4,998
Other	1,013	1,013
Total	$1,384,085	$1,308,445
We have historically invested excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. Since September 30,

2016, the fair value of the portfolio has increased by $54.2 million, or 4.1%. The HF Financial acquisition had a minimal impact on the investment portfolio size and composition.
The following table presents the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period at December 31, 2016. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	December 31, 2016
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return	Amount	Weighted average return
	(dollars in thousands)
U.S. Treasury securities	$—	—%	$227,265	1.56%	$—	—%	$—	—%	$—	—%	$—	—%	$227,265	1.56%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,082,399	2.04%	—	—%	1,082,399	2.04%
States and political subdivision securities	5,182	1.20%	42,638	1.44%	20,468	1.73%	122	5.00%	—	—%	—	—%	68,410	1.52%
Corporate debt securities	—	—%	4,998	2.46%	—	—%	—	—%	—	—%	—	—%	4,998	2.46%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,013	—%	1,013	—%
Total	$5,182	1.20%	$274,901	1.56%	$20,468	1.73%	$122	5.00%	$1,082,399	2.04%	$1,013	—%	$1,384,085	1.93%
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

	December 31, 2016	September 30, 2016
	(dollars in thousands)
Nonaccrual loans [1]
Commercial non-real estate
Loans not covered by FDIC loss-sharing arrangements	$28,223	$27,307
Total	28,223	27,307
Agriculture
Loans not covered by FDIC loss-sharing arrangements	66,972	68,526
Total	66,972	68,526
Commercial real estate
Loans not covered by FDIC loss-sharing arrangements	19,573	20,624
Total	19,573	20,624
Residential real estate
Loans covered by FDIC loss-sharing arrangements	3,855	4,095
Loans not covered by FDIC loss-sharing arrangements	5,350	5,599
Total	9,205	9,694
Consumer
Loans not covered by FDIC loss-sharing arrangements	205	244
Total	205	244
Other lending
Loans not covered by FDIC loss-sharing arrangements	—	—
Total	—	—
Total nonaccrual loans covered by FDIC loss-sharing arrangements	3,855	4,095
Total nonaccrual loans not covered by FDIC loss-sharing arrangements	120,323	122,300
Total nonaccrual loans	124,178	126,395
OREO	8,093	10,282
Total nonperforming assets	132,271	136,677
Restructured performing loans	41,854	46,568
Total nonperforming and restructured assets	$174,125	$183,245

Accruing loans 90 days or more past due	$86	$1,991
Nonperforming restructured loans included in total nonaccrual loans	$33,960	$36,778

Percent of total assets
Nonaccrual loans [1]
Loans not covered by FDIC loss-sharing arrangements	1.05%	1.06%
Total	1.09%	1.10%
OREO	0.07%	0.09%
Nonperforming assets [2]	1.16%	1.19%
Nonperforming and restructured assets [2]	1.52%	1.59%

[1] Includes nonperforming restructured loans
[2] Includes nonaccrual loans, which includes nonperforming restructured loans.
At December 31, 2016, our nonperforming assets were 1.16% of total assets, compared to 1.19% at September 30, 2016. Nonaccrual loans were $124.2 million as of December 31, 2016, with $3.9 million of the balance covered by FDIC loss-sharing arrangements. Total nonaccrual loans decreased by $2.2 million compared to September 30, 2016. Total OREO balances were $8.1 million as of December 31, 2016, a decrease of $2.2 million, or 21.3%, compared to September 30, 2016.
We recognized approximately $0.2 million of interest income on loans that were on nonaccrual for the three month period ended December 31, 2016. Excluding loans covered by FDIC loss-sharing arrangements, we had average nonaccrual loans (calculated as a two-point average) of $121.3 million outstanding during the first quarter of fiscal year 2017. Based on the average loan portfolio yield for these loans for the first three months of fiscal year 2017, we estimate that interest income would have been $1.4 million higher during this period had these loans been accruing.
Nonaccrual loans covered by FDIC loss-sharing arrangements continued to decline and are down $0.2 million since September 30, 2016, due to natural runoff through payment.
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
The table below outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated:

	December 31, 2016	September 30, 2016
	(dollars in thousands)
Commercial non-real estate
Performing TDRs	$7,250	$8,102
Nonperforming TDRs	2,624	4,789
Total	9,874	12,891
Agriculture
Performing TDRs	19,789	19,823
Nonperforming TDRs	28,232	28,688
Total	48,021	48,511
Commercial real estate
Performing TDRs	14,439	18,250
Nonperforming TDRs	2,186	2,356
Total	16,625	20,606
Residential real estate
Performing TDRs	369	370
Nonperforming TDRs	910	937
Total	1,279	1,307
Consumer
Performing TDRs	7	23
Nonperforming TDRs	8	8
Total	15	31
Total performing TDRs	41,854	46,568
Total nonperforming TDRs	33,960	36,778
Total TDRs	$75,814	$83,346
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

	At and for the three months ended December 31, 2016	At and for the fiscal year ended September 30, 2016
	(dollars in thousands)
Assets covered by FDIC loss-sharing arrangements
Nonaccrual loans [1]	$3,855	$4,095
TDRs	255	255
OREO	40	106
Allowance for loan and lease losses, loans covered by FDIC loss-sharing arrangements
Balance at beginning of period	$907	$1,625
Recoupment of previously-recorded impairment	(25)	(677)
Charge-offs	(15)	(41)
Balance at end of period	$867	$907

OREO covered by loss-sharing arrangement
Balance at beginning of period	$106	$61
Additions to OREO	(16)	182
Valuation adjustments and other	—	(15)
Sales	(50)	(122)
Balance at end of period	$40	$106

[1] Includes nonperforming restructured loans.
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
Our allowance for loan and lease losses consists of two components. For non-impaired loans, we calculate a weighted average ratio of 12-, 36- and 60-month historical realized losses by collateral type; adjust as necessary for our interpretation of current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio and/or significant policy and underwriting changes not entirely covered by the calculated historical loss rates; and apply the loss rates to outstanding loan balances in each collateral category. We calculate the weighted average ratio of 12-, 36- and 60-month historical realized losses for each collateral type by dividing the average net annual charge-offs by the average outstanding loans of such type subject to the calculation for each of the 12-, 36- and 60-month periods, then averaging those three results. For impaired loans, we estimate our exposure for each individual relationship, given the current payment status of the loan and the value of the underlying collateral as supported by third party appraisals, broker’s price opinions, and/or the borrower’s financial statements and internal valuation assessments, each adjusted for liquidation costs. Any shortfall between the liquidation value of the underlying collateral and the recorded investment value of the loan is considered the required specific reserve amount. Actual losses in any period may exceed allowance amounts. We evaluate and adjust our allowance for loan and lease losses, and the allocation of the allowance between loan categories, each month.
The following table presents an analysis of our allowance for loan and lease losses, including provisions for loan and lease losses, charge-offs and recoveries, for the periods indicated:

	At and for the three months ended December 31, 2016	At and for the fiscal year ended September 30, 2016
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$64,642	$57,200
Provision charged to expense	6,950	18,011
Impairment of ASC 310-30 loans	99	(1,056)
Charge-offs:
Commercial non-real estate	(1,959)	(2,629)
Agriculture	(2,866)	(4,294)
Commercial real estate	—	(3,625)
Residential real estate	(150)	(1,157)
Consumer	(79)	(206)
Other lending	(498)	(2,255)
Total charge-offs	(5,552)	(14,166)

Recoveries:
Commercial non-real estate	98	1,429
Agriculture	27	556
Commercial real estate	99	719
Residential real estate	205	495
Consumer	15	149
Other lending	184	1,305
Total recoveries	628	4,653

Net loan charge-offs	(4,924)	(9,513)

Balance at end of period	$66,767	$64,642

Average total loans for the period [1]	$8,642,121	$7,850,282
Total loans at period end [1]	$8,779,107	$8,682,644
Ratios
Net charge-offs to average total loans [3]	0.22%	0.12%
Allowance for loan and lease losses to:
Total loans	0.76%	0.74%
Nonaccruing loans [2]	55.49%	52.86%

[1] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
[2] Nonaccruing loans excludes loans covered by FDIC loss-sharing arrangements.
[3] Annualized for partial-year periods
In the first three months of fiscal year 2017, net charge-offs were $4.9 million, or 0.22% of average total loans, comprised of $5.5 million of charge-offs and $0.6 million of recoveries. For fiscal year 2016, net charge-offs were $9.5 million, or 0.12%, of average total loans.

At December 31, 2016, the allowance for loan and lease losses was 0.76% of our total loan portfolio, a 2 basis point increase compared to 0.74% at September 30, 2016. The increase was due primarily to higher historical loss rates used in the ALLL estimate. The balance of the ALLL increased from $64.6 million to $66.8 million over the same period.
Additionally, a portion of our loans which are carried at fair value, totaling $1.08 billion at December 31, 2016 and $1.13 billion at September 30, 2016, respectively, have no associated allowance for loan and lease losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for loan and lease losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $7.9 million and $7.4 million at December 31, 2016 and September 30, 2016, respectively, translating to an additional 0.09% of total loans at December 31, 2016 and September 30, 2016. Finally, total purchase discount remaining on all acquired loans equates to 0.42% and 0.46% of total loans at December 31, 2016 and September 30, 2016, respectively.
The following table presents management’s historical allocation of the allowance for loan and lease losses by loan category, in both dollars and percentage of our total allowance for loan and lease losses, to specific loans in those categories at the dates indicated:

	December 31, 2016	September 30, 2016
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial non-real estate	$13,443	$12,990
Agriculture	28,519	25,115
Commercial real estate	16,623	17,946
Residential real estate	6,786	7,106
Consumer	340	438
Other lending	1,056	1,047
Total	$66,767	$64,642

	December 31, 2016	September 30, 2016
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial non-real estate	20.1%	20.1%
Agriculture	42.7%	38.9%
Commercial real estate	24.9%	27.8%
Residential real estate	10.2%	11.0%
Consumer	0.5%	0.6%
Other lending	1.6%	1.6%
Total	100.0%	100.0%
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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We recorded provision for loan and lease losses of $7.0 million during the first quarter of fiscal year 2017. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.5 million at December 31, 2016 and September 30, 2016.

Deposits
We obtain funds from depositors by offering consumer and business demand deposit accounts, money market accounts, NOW accounts, savings accounts and term time deposits. At December 31, 2016 and September 30, 2016, our total deposits were$8.71 billion and $8.60 billion, respectively, an increase of 1.2%, which was spread across primarily commercial and public deposit accounts. Our accounts are federally insured by the FDIC up to the legal maximum. We have significantly shifted the composition of our deposit portfolio away from time deposits toward demand, NOW, money market and savings accounts over the last four fiscal years. This has dramatically reduced our overall cost of deposit funding, in addition to the fact that we have greatly increased adherence to internally published rate offerings for various types of deposit account offerings. The following table presents the balances and weighted average cost of our deposit portfolio at the following dates:

	December 31, 2016		September 30, 2016
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Non-interest-bearing demand	$1,954,881	—%	$1,880,512	—%
NOW accounts, money market and savings	5,433,141	0.39%	5,343,183	0.36%
Time certificates, $250,000 or more	255,122	0.97%	265,904	0.99%
Other time certificates	1,063,103	0.65%	1,115,191	0.65%
Total	$8,706,247	0.35%	$8,604,790	0.34%
Municipal public deposits constituted $873.3 million and $874.5 million of our deposit portfolio at December 31, 2016, and September 30, 2016, respectively, of which $532.9 million and $492.7 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 8.2% and 7.9% of our total deposits at December 31, 2016 and September 30, 2016, respectively.
The following table presents deposits by region:

	December 31, 2016	September 30, 2016
	(dollars in thousands)
Iowa / Kansas / Missouri	$2,646,579	$2,531,781
Nebraska	2,298,252	2,297,599
South Dakota	2,265,551	2,258,707
Arizona / Colorado	1,323,165	1,331,127
North Dakota / Minnesota	98,559	101,421
Corporate and other	74,141	84,155
Total deposits	$8,706,247	$8,604,790
We fund a portion of our assets with time deposits that have balances of $250,000 or more and that have maturities generally in excess of six months. At December 31, 2016 and September 30, 2016, our time deposits of $250,000 or more totaled $255.1 million and $265.9 million, respectively. The following table presents the maturities of our time deposits of $250,000 or more and less than $250,000 in size at December 31, 2016:

	Greater than or equal to $250,000	Less than $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$68,843	$254,603
Over three through six months	43,433	172,822
Over six through twelve months	52,721	288,952
Over twelve months	90,125	346,726
Total	$255,122	$1,063,103
Percent of total deposits	2.9%	12.2%

At December 31, 2016 and September 30, 2016, the average remaining maturity of all time deposits was approximately 14 months. The average time deposits amount per account was approximately $26,920 and $27,237 at December 31, 2016 and September 30, 2016, respectively.
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
Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted:

	At and for the three months ended December 31, 2016	At and for the fiscal year ended September 30, 2016
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$139,797	$138,744
FHLB advances	75,000	231,000
Total short-term borrowings	$214,797	$369,744

Maximum amount outstanding at any month-end during the period	$214,797	$549,227
Average amount outstanding during the period	$215,282	$272,344
Weighted average rate for the period	0.40%	0.37%
Weighted average rate as of date indicated	0.46%	0.46%
In 2015, we agreed to a $10.0 million revolving line of credit with a large retail bank, which expires July 28, 2017, at an interest rate of LIBOR + 200 basis points. At December 31, 2016, we did not have any advances on the line of credit.
Other Borrowings
We have outstanding $75.9 million and $80.9 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of December 31, 2016 and September 30, 2016, respectively. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital. In the first quarter ended December 31, 2016, the Company redeemed 5,000 shares of the HF Capital Trust V Debentures under the First Supplemental Indenture dated May 13, 2016.
In 2015, we issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at December 31, 2016, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, commencing on February 15, 2016 until August 15,

2020. During the first three months of fiscal year 2017, we incurred $1.1 million in interest expense compared to $0.8 million in the same period in fiscal year 2016, which related to the increase in subordinated debt acquired in the HF Financial acquisition.
Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at December 31, 2016. Customer deposit obligations categorized as “not determined” include noninterest-bearing demand accounts, NOW accounts, money market and savings accounts.

	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$854,757	$202,596	$232,866	$1,389	$7,414,639	$8,706,247
Securities sold under agreement to repurchase	142,741	—	—	—	—	142,741
FHLB advances and other borrowings	100,000	31,000	70,000	510,000	—	711,000
Subordinated notes payable	—	—	—	75,920	—	75,920
Subordinated debentures	—	—	—	35,000	—	35,000
Operating leases, net of sublease income	5,263	4,895	10,237	7,940	—	28,335
Accrued interest payable	4,592	—	—	—	—	4,592
Interest on FHLB advances	5,351	5,061	14,702	5,842	—	30,956
Interest on subordinated notes payable	2,406	2,406	7,217	30,977	—	43,006
Interest on subordinated debentures	1,706	1,706	5,119	6,185	—	14,716
Other Commitments:
Commitments to extend credit—non-credit card	$1,271,297	$196,388	$366,910	$276,278	$—	$2,110,873
Commitments to extend credit—credit card	191,701	—	—	—	—	191,701
Letters of credit	65,079	—	—	—	—	65,079
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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated:

	December 31, 2016	September 30, 2016
	(dollars in thousands)
Commitments to extend credit	$2,302,574	$2,158,041
Letters of credit	65,079	61,802
Total	$2,367,653	$2,219,843

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
Great Western Bancorp, Inc. Great Western Bancorp, Inc.'s ("GWBI") primary source of liquidity is cash obtained from dividends paid by our bank. We primarily use our cash for the payment of dividends, when and if declared by our board of directors, and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our bank through equity contributions and for acquisitions. At December 31, 2016, GWBI had $14.0 million of cash. During the first quarter of fiscal year 2017, we declared and paid a dividend of $0.17 per share. The outstanding amounts under our revolving line of credit with a large retail bank and our private placement subordinated capital notes together totaled $35.0 million at December 31, 2016. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities.
Great Western Bank. Our bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At December 31, 2016, our bank had cash of $270.2 million and $1.37 billion of highly-liquid securities held in our investment portfolio, of which $952.0 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our bank also had $711.0 million in FHLB borrowings at December 31, 2016, with additional available lines of $1.32 billion. Our bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At December 31, 2016, we had a total of $2.37 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our bank are based on the Basel III framework, as implemented by the federal bank regulators.

The following table presents our regulatory capital ratios at December 31, 2016 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,027,350	11.2%	6.0%	8.0%
Total capital	1,129,600	12.3%	8.0%	10.0%
Tier 1 leverage	1,027,350	9.7%	4.0%	5.0%
Common equity Tier 1	953,908	10.4%	5.125%	6.5%
Risk-weighted assets	9,196,990

Great Western Bank
Tier 1 capital	$1,041,722	11.3%	6.0%	8.0%
Total capital	1,108,973	12.1%	8.0%	10.0%
Tier 1 leverage	1,041,722	9.8%	4.0%	5.0%
Common equity Tier 1	1,041,722	11.3%	5.125%	6.5%
Risk-weighted assets	9,194,863
At December 31, 2016 and September 30, 2016, our Tier 1 capital included an aggregate of $73.4 million and $77.2 million, respectively, of trust preferred securities issued by our subsidiaries. At December 31, 2016, our Tier 2 capital included $66.8 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. At September 30, 2016, our Tier 2 capital included $64.6 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. Our total risk-weighted assets were $9.20 billion at December 31, 2016.
Non-GAAP Financial Measures
We rely on certain non-GAAP measures in making financial and operational decisions about our business. We believe that each of the non-GAAP measures presented is helpful in highlighting trends in our business, financial condition and results of operations which might not otherwise be apparent when relying solely on our financial results calculated in accordance with U.S. generally accepted accounting principles, or GAAP.
In particular, we evaluate our profitability and performance based on our adjusted net income, adjusted earnings per common share, tangible net income and return on average tangible common equity, each of which excludes the effects of amortization expense relating to intangible assets and related tax effects from the acquisition of us by National Australia Bank Limited and our acquisitions of other institutions. We believe these measures help highlight trends associated with our financial condition and results of operations by providing net income and return information based on our cash payments and receipts during the applicable period.
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

	At or for the three months ended:
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income - GAAP	$36,903	$33,758	$26,360	$30,674	$30,461
Add: Acquisition expenses	710	2,742	12,179	771	—
Add: Tax effect at 38%	(270)	(1,042)	(4,628)	(293)	—
Adjusted net income	$37,343	$35,458	$33,911	$31,152	$30,461

Weighted average diluted common shares outstanding	58,991,905	58,938,367	57,176,705	55,408,876	55,393,452
Earnings per common share - diluted	$0.63	$0.57	$0.46	$0.55	$0.55
Adjusted earnings per common share - diluted	$0.63	$0.60	$0.59	$0.56	$0.55

Tangible net income and return on average tangible common equity:
Net income - GAAP	$36,903	$33,758	$26,360	$30,674	$30,461
Add: Amortization of intangible assets	839	1,024	822	708	709
Add: Tax on amortization of intangible assets	(163)	(220)	(220)	(220)	(220)
Tangible net income	$37,579	$34,562	$26,962	$31,162	$30,950

Average common equity	$1,666,243	$1,647,155	$1,567,372	$1,488,398	$1,464,450
Less: Average goodwill and other intangible assets	750,290	750,756	727,707	703,866	704,576
Average tangible common equity	$915,953	$896,399	$839,665	$784,532	$759,874
Return on average common equity *	8.8%	8.2%	6.8%	8.3%	8.3%
Return on average tangible common equity **	16.3%	15.3%	12.9%	16.0%	16.2%

* Calculated as net income - GAAP divided by average common equity. Annualized for partial-year periods.
** Calculated as tangible net income divided by average tangible common equity. Annualized for partial-year periods.

	At or for the three months ended:
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	(Dollars in thousands except share and per share amounts)
Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$98,642	$98,227	$91,652	$86,338	$85,957
Add: Tax equivalent adjustment	2,142	2,012	1,905	1,791	1,826
Net interest income (FTE)	100,784	100,239	93,557	88,129	87,783
Add: Current realized derivative gain (loss)	(4,486)	(4,895)	(5,005)	(5,175)	(5,652)
Adjusted net interest income (FTE)	$96,298	$95,344	$88,552	$82,954	$82,131

Average interest-earning assets	$10,286,284	$10,173,743	$9,528,576	$8,892,465	$8,764,649
Net interest margin (FTE) *	3.89%	3.92%	3.95%	3.99%	3.98%
Adjusted net interest margin (FTE) **	3.71%	3.73%	3.74%	3.75%	3.73%

* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non ASC 310-30 loans:
Interest income - GAAP	$99,339	$99,058	$91,829	$86,534	$85,567
Add: Tax equivalent adjustment	2,142	2,012	1,905	1,791	1,826
Interest income (FTE)	101,481	101,070	93,734	88,325	87,393
Add: Current realized derivative gain (loss)	(4,486)	(4,895)	(5,005)	(5,175)	(5,652)
Adjusted interest income (FTE)	$96,995	$96,175	$88,729	$83,150	$81,741

Average non ASC 310-30 loans	$8,515,947	$8,477,214	$7,903,860	$7,371,600	$7,193,143
Yield (FTE) *	4.73%	4.74%	4.77%	4.82%	4.83%
Adjusted yield (FTE) **	4.52%	4.51%	4.52%	4.54%	4.52%

* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue - GAAP	$112,549	$114,025	$100,749	$95,339	$94,601
Add: Tax equivalent adjustment	2,142	2,012	1,905	1,791	1,826
Total revenue (FTE)	$114,691	$116,037	$102,654	$97,130	$96,427

Noninterest expense	$52,537	$57,342	$61,222	$44,855	$44,220
Less: Amortization of intangible assets	839	1,024	822	708	709
Tangible noninterest expense	$51,698	$56,318	$60,400	$44,147	$43,511
Efficiency ratio *	45.1%	48.5%	58.8%	45.5%	45.1%

* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

	At or for the three months ended:
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	(Dollars in thousands except share and per share amounts)
Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,678,638	$1,663,391	$1,640,511	$1,509,202	$1,475,516
Less: Goodwill and other intangible assets	749,916	750,755	751,217	703,508	704,217
Tangible common equity	$928,722	$912,636	$889,294	$805,694	$771,299

Total assets	$11,422,617	$11,531,180	$11,453,222	$9,942,295	$9,957,215
Less: Goodwill and other intangible assets	749,916	750,755	751,217	703,508	704,217
Tangible assets	$10,672,701	$10,780,425	$10,702,005	$9,238,787	$9,252,998
Tangible common equity to tangible assets	8.7%	8.5%	8.3%	8.7%	8.3%

Tangible book value per share:
Total stockholders' equity	$1,678,638	$1,663,391	$1,640,511	$1,509,202	$1,475,516
Less: Goodwill and other intangible assets	749,916	750,755	751,217	703,508	704,217
Tangible common equity	$928,722	$912,636	$889,294	$805,694	$771,299

Common shares outstanding	58,755,989	58,693,304	58,693,499	55,245,177	55,244,569
Book value per share - GAAP	$28.57	$28.34	$27.95	$27.32	$26.71
Tangible book value per share	$15.81	$15.55	$15.15	$14.58	$13.96
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
Critical Accounting Policies and the Impact of Accounting Estimates
There have been no material changes to our critical accounting policies and accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2016, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of December 31, 2016 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended December 31, 2016
Change in Market Interest Rates as of December 31, 2016	Twelve Months Ending December 31, 2017	Twelve Months Ending December 31, 2018
Immediate Shifts
+400 basis points	11.09%	17.62%
+300 basis points	8.31%	13.27%
+200 basis points	5.51%	8.89%
+100 basis points	2.70%	4.44%
-100 basis points	(2.59)%	(4.75)%

Gradual Shifts
+400 basis points	2.97%
+300 basis points	2.23%
+200 basis points	1.48%
+100 basis points	0.74%
-100 basis points	(1.16)%
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
There have been no material changes in the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Equity Securities
None.

Purchases of Equity Securities

We did not repurchase any of our common stock during the first quarter of fiscal year 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

EX - 11.1	Statement regarding Computation of Per Share Earnings (included as Note 19 to the registrant's unaudited consolidated financial statements)

EX - 31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

EX - 31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

EX - 32.1	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

EX - 32.2	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: February 9, 2017	By: ______/s/_Peter Chapman_________________ Name: Peter Chapman Title: Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS

Number	Description

11.1	Statement regarding Computation of Per Share Earnings (included as Note 19 to the registrant's unaudited consolidated financial statements)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished, not filed

