Form 10-Q
period 2017-03-31
Great Western Bancorp, Inc.
filed 2017-05-09
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of May 2, 2017, the number of shares of the registrant’s Common Stock outstanding was 58,760,964.

GREAT WESTERN BANCORP, INC.
QUARTERLY REPORT ON FORM 10-Q

EXPLANATORY NOTE
Except as otherwise stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to:

•	“we,” “our,” “us” and our “company” refers to Great Western Bancorp, Inc., a Delaware corporation, and its consolidated subsidiaries.

•	"our bank” refers to Great Western Bank, a South Dakota banking corporation;

•
“NAB” refers to National Australia Bank Limited, an Australian public company that was our ultimate parent company prior to our initial public offering in October 2014 and, until July 31,2015, was our principal stockholder;

•	our “states” refers to the nine states (Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota) in which we currently conduct our business; and

•	our “footprint” refers to the geographic markets within our states in which we currently conduct our business.
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

4-

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	(Unaudited)
	March 31, 2017	September 30, 2016
Assets
Cash and due from banks	$160,889	$142,152
Interest-bearing bank deposits	175,040	382,459
Cash and cash equivalents	335,929	524,611
Securities available for sale	1,350,893	1,317,386
Loans, net of unearned discounts and deferred fees, including $64,681 and $73,272 of loans covered by FDIC loss share agreements at March 31, 2017 and September 30, 2016, respectively, and $1,056,155 and $1,131,111 of loans and written loan commitments at fair value under the fair value option at March 31, 2017 and September 30, 2016, respectively, and $4,902 and $12,918 of loans held for sale at March 31, 2017 and September 30, 2016, respectively	8,697,426	8,682,644
Allowance for loan and lease losses	(62,685)	(64,642)
Net loans	8,634,741	8,618,002
Premises and equipment, including $5,258 and $8,112 of property held for sale at March 31, 2017 and September 30, 2016, respectively	114,166	118,506
Accrued interest receivable	43,690	49,531
Other repossessed property, including $0 and $106 of property covered by FDIC loss share agreements at March 31, 2017 and September 30, 2016, respectively	6,994	10,282
FDIC indemnification asset	8,371	10,777
Goodwill	739,023	739,023
Core deposits and other intangibles	10,343	11,732
Loan servicing rights	4,903	5,781
Cash surrender value of life insurance policies	29,188	29,166
Net deferred tax assets	46,159	38,346
Other assets	32,441	58,037
Total assets	$11,356,841	$11,531,180
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$2,026,627	$1,880,512
Interest-bearing	7,065,291	6,724,278
Total deposits	9,091,918	8,604,790
Securities sold under agreements to repurchase	124,472	141,688
FHLB advances and other borrowings	264,624	871,037
Subordinated debentures and subordinated notes payable	108,220	111,873
Fair value of derivatives	12,574	81,515
Accrued interest payable	3,983	4,074
Accrued expenses and other liabilities	44,189	52,812
Total liabilities	9,649,980	9,867,789
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 58,760,517 shares issued and outstanding at March 31, 2017 and 58,693,304 shares issued and outstanding at September 30, 2016	587	587
Additional paid-in capital	1,315,934	1,312,347
Retained earnings	397,018	344,923
Accumulated other comprehensive income (loss)	(6,678)	5,534
Total stockholders' equity	1,706,861	1,663,391
Total liabilities and stockholders' equity	$11,356,841	$11,531,180
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Interest and dividend income
Loans	$101,136	$88,192	$202,818	$175,388
Taxable securities	6,055	5,787	11,933	11,774
Nontaxable securities	241	12	440	24
Dividends on securities	242	222	543	436
Federal funds sold and other	219	94	565	169
Total interest and dividend income	107,893	94,307	216,299	187,791

Interest expense
Deposits	7,829	6,029	15,118	11,694
Securities sold under agreements to repurchase	98	132	212	271
FHLB advances and other borrowings	1,469	929	2,741	1,845
Subordinated debentures and subordinated notes payable	1,098	879	2,186	1,686
Total interest expense	10,494	7,969	20,257	15,496

Net interest income	97,399	86,338	196,042	172,295

Provision for loan and lease losses	4,009	2,631	11,058	6,520

Net interest income after provision for loan and lease losses	93,390	83,707	184,984	165,775

Noninterest income
Service charges and other fees	11,919	10,316	24,005	20,782
Wealth management fees	2,429	1,668	4,683	3,280
Mortgage banking income, net	1,640	1,204	4,302	2,474
Net gain (loss) on sale of securities	44	24	44	(330)
Net increase (decrease) in fair value of loans at fair value	(5,216)	35,955	(69,218)	21,054
Net realized and unrealized gain on derivatives	1,592	(40,893)	60,568	(31,454)
Other	1,426	725	3,357	1,836
Total noninterest income	13,834	8,999	27,741	17,642

Noninterest expense
Salaries and employee benefits	32,370	24,769	64,004	50,065
Data processing	5,965	4,950	11,642	10,196
Occupancy expenses	4,355	3,843	8,380	7,434
Professional fees	3,559	2,652	6,394	5,760
Communication expenses	914	928	1,953	1,862
Advertising	995	1,048	1,970	1,968
Equipment expense	768	931	1,566	1,835
Net loss recognized on repossessed property and other related expenses	397	210	1,056	100
Amortization of core deposits and other intangibles	550	708	1,389	1,417
Acquisition expenses	—	771	710	771
Other	3,979	4,045	7,325	7,667
Total noninterest expense	53,852	44,855	106,389	89,075
Income before income taxes	53,372	47,851	106,336	94,342
Provision for income taxes	18,210	17,177	34,271	33,207
Net income	$35,162	$30,674	$72,065	$61,135

Other comprehensive income (loss) - change in net unrealized gain (loss) on securities available for sale (net of deferred income tax (expense) benefit of $(673) and $(6,128) for the three months ended March 31, 2017 and 2016, respectively and $7,485 and $(1,466) for the six months ended March 31, 2017 and 2016, respectively)	1,098	9,998	(12,212)	2,391
Comprehensive income	$36,260	$40,672	$59,853	$63,526

Basic earnings per common share
Weighted average shares outstanding	58,788,802	55,269,557	58,769,662	55,261,634
Basic earnings per share	$0.60	$0.56	$1.23	$1.11

Diluted earnings per common share
Weighted average shares outstanding	59,073,669	55,408,876	59,032,787	55,401,164
Diluted earnings per share	$0.60	$0.55	$1.22	$1.10

Dividends per share
Dividends paid	$9,989	$7,734	$19,970	$15,467
Dividends per share	$0.17	$0.14	$0.34	$0.28
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statement of Stockholders' Equity (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2015		$552	$1,201,387	$255,089	$2,318	$1,459,346
Net income	$61,135	—	—	61,135	—	61,135
Other comprehensive income, net of tax:
Net change in net unrealized gain on securities available for sale	2,391	—	—	—	2,391	2,391
Total comprehensive income	$63,526
Stock-based compensation, net of tax		—	1,797	—	—	1,797
Cash dividends:
Common stock, $0.14 per share		—	—	(15,467)	—	(15,467)
Balance, March 31, 2016		$552	$1,203,184	$300,757	$4,709	$1,509,202

Balance, September 30, 2016		$587	$1,312,347	$344,923	$5,534	$1,663,391
Net income	$72,065	—	—	72,065	—	72,065
Other comprehensive income, net of tax:
Net change in net unrealized (loss) on securities available for sale	(12,212)	—	—	—	(12,212)	(12,212)
Total comprehensive income	$59,853
Stock-based compensation, net of tax		—	3,587	—	—	3,587
Cash dividends:
Common stock, $0.17 per share		—	—	(19,970)	—	(19,970)
Balance, March 31, 2017		$587	$1,315,934	$397,018	$(6,678)	$1,706,861

See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six months ended
	March 31, 2017	March 31, 2016
Operating activities
Net income	$72,065	$61,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,359	8,260
Amortization of FDIC indemnification asset	1,981	1,927
Net (gain) loss on sale of securities	(44)	330
Gain on redemption of subordinated debentures	(111)	—
Net gain on sale of loans	(5,180)	(2,474)
Net loss on FDIC indemnification asset	643	554
Net gain on sale of premises and equipment	(594)	(34)
Net loss from sale/writedowns of repossessed property	1,056	100
Provision for loan and lease losses	11,058	6,520
Reversal of provision for loan servicing rights loss	(10)	—
Stock-based compensation	3,587	1,797
Originations of residential real estate loans held for sale	(137,061)	(104,655)
Proceeds from sales of residential real estate loans held for sale	150,257	108,604
Deferred income taxes	(328)	1,242
Changes in:
Accrued interest receivable	5,841	4,590
Other assets	1,063	821
FDIC clawback liability	832	473
Accrued interest payable, fair value of derivatives and other liabilities	(78,487)	17,609
Net cash provided by operating activities	35,927	106,799
Investing activities
Purchase of securities available for sale	(183,678)	(128,480)
Proceeds from sales of securities available for sale	5,042	24,996
Proceeds from maturities of securities available for sale	122,760	102,738
Net increase in loans	(36,433)	(236,955)
Payment of covered losses from FDIC indemnification claims	(218)	(634)
Purchase of premises and equipment	(2,830)	(4,825)
Proceeds from sale of premises and equipment	3,868	641
Proceeds from sale of repossessed property	3,453	3,534
Purchase of FHLB stock	(4,240)	(11,815)
Proceeds from redemption of FHLB stock	28,751	20,433
Net cash used in investing activities	(63,525)	(230,367)
Financing activities
Net increase in deposits	487,502	325,664
Net decrease in securities sold under agreements to repurchase	(17,216)	(38,998)
Proceeds from FHLB advances and other borrowings	93,600	75,000
Repayments on FHLB advances and other borrowings	(700,000)	(286,000)
Redemption of subordinated debentures	(5,000)	—
Dividends paid	(19,970)	(15,467)
Net cash (used in) provided by financing activities	(161,084)	60,199
Net decrease in cash and cash equivalents	(188,682)	(63,369)
Cash and cash equivalents, beginning of period	524,611	237,770
Cash and cash equivalents, end of period	$335,929	$174,401
Supplemental disclosure of cash flow information
Cash payments for interest	$20,348	$15,515
Cash payments for income taxes	$37,350	$33,777
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(1,221)	$(786)
Repossessed property transferred to premises and equipment	$—	$(840)
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
Originated Loans
Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are reported at their outstanding principal balance, adjusted for charge-offs, the allowance for loan and lease losses, and any unamortized deferred fees or costs. Other fees not associated with originating a loan are recognized as fee income when earned.
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
The commercial real estate lending class includes loans made to small and middle market businesses, including multifamily properties. Loans in this class are secured by commercial real estate with cash flows generally being the primary source of repayment. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan and lease losses for the commercial real estate lending class. Key risk characteristics relevant to the commercial real estate lending class include the industry and geography of the borrower’s business, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan and lease losses.
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
The other lending class includes all other loan relationships that do not fit within the categories above, primarily consumer and commercial credit cards, customer deposit account overdrafts, and lease receivables.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
Goodwill
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. Goodwill is evaluated annually for impairment. The Company performs its impairment evaluation as of June 30 of each fiscal year. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill are not recognized in the consolidated financial statements. No goodwill impairment was recognized during the three and six months ended March 31, 2017 and 2016.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The methods and lives used to amortize intangible assets are as follows:

Intangible	Method	Years
Core deposit	Straight-line or effective yield	5 - 10
Brand intangible	Straight-line	15
Customer relationships	Straight-line	8.5
Other intangibles	Straight-line	1.25 - 9.33

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No intangible asset impairments were recognized during the three and six month periods ended March 31, 2017 and 2016.
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
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to noninterest income. If the Company determines the impairment to be permanent, the valuation is written off against the loan servicing rights, which results in a new amortized balance. Changes in the valuation allowance are reported in mortgage banking income, net in the consolidated statements of comprehensive income. The fair value of loan servicing rights is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. Based on the Company's analysis of loan servicing rights, a valuation allowance of $0.0 million was recorded during the three and six month periods ended March 31, 2017 and 2016.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The discount rate enables the Company to state expected future benefit payments as a present value on the measurement date. The Company determined the discount rate for the pension valuation as of September 30, 2016 by utilizing the standard duration index from the Citi Pension Discount Curve and Liability Index. A lower discount rate increases the present value of benefit obligations and increases pension expense.
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
On April 27, 2017, the board of directors of the Company declared a dividend of $0.20 per common share payable on May 24, 2017 to stockholders of record as of close of business on May 12, 2017.
2. New Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. There is no accounting change for debt securities held at a discount. ASU 2017-08 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2017-08 on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to report the service cost component in the same line item as other compensation costs arising from services rendered by employees in the income statement

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

with the other components of the net benefit cost presented below the income from operations line in the income statement. ASU 2017-07 will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted as of the beginning of the annual period. The Company is currently evaluating the potential impact of ASU 2017-07 on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Under this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2017-04 on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment provides a screen to determine when an integrated set of assets and activities (a "set") is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The amendment also provides a more robust framework to use in determining when a set of assets and activities is a business. ASU 2017-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the potential impact of ASU 2017-01 on our consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which addresses timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires institutions to measure all expected credit losses related to financial assets measured at amortized costs with an expected loss model based on historical experience, current conditions and reasonable and

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

supportable forecasts relevant to affect the collectability of the financial assets, which is referred to as the current expected credit loss ("CECL") model. The ASU requires enhanced disclosures, including qualitative and quantitative requirements, to help understand significant estimates and judgments used in estimating credit losses, as well as provide additional information about the amounts recorded in the financial statements. ASU 2016-13 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The amendment requires the use of the modified retrospective approach for adoption. ASU 2016-13 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The amendment requires the use of the modified retrospective approach for adoption. The Company is currently evaluating the potential impact of ASU 2016-13 on our consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that lessees recognize most leases on the balance sheet. This will increase reported assets and liabilities, as lessees will be required to recognize a right-of-use asset along with a lease liability, measured on a discounted basis. Lessees are allowed to account for short-term leases (those with a term of twelve months or less) off-balance sheet. ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the potential impact of ASU 2016-02 on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, which clarifies guidance pertaining to the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU Nos. 2016-11 and 2016-12, which further clarify guidance and provide practical expedients related to the adoption of ASU No. 2014-09. In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements to Topic 606, which provides additional clarification and improvements for the following areas: loan guarantee fees, contract costs-impairment testing, provision for losses on construction-type and production-type contracts, cost capitalization guidance, and disclosure requirements. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The Company is currently evaluating the potential impact of these standards on our consolidated financial statements.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
As of the acquisition date, goodwill of $41.2 million arose from the acquisition as a result of consideration in excess of net assets acquired. No goodwill is expected to be deductible for income tax purposes. The fair value of intangible assets created in the acquisition was $14.5 million related to core deposits and other intangible assets and loan servicing rights. During the fourth quarter of 2016, the Company obtained additional information regarding the valuation of the deferred tax assets, which resulted in an increase in goodwill recognized in the transaction of $0.6 million. There were no adjustments to current period income statement as a result of the adjustment.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
The results of the merged HF Financial operations are presented within the Company’s consolidated financial statements from the acquisition date. The disclosure of HF Financial's post-acquisition revenue and net income is not practical due to the combining of HF Financial’s operations with and into the Company as of the acquisition date. Acquisition-related transaction expenses associated with the HF Financial acquisition totaled $0.0 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively, and $0.7 million and $0.8 million for the six months ended March 31, 2017 and 2016, respectively.
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

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(Unaudited, dollars in thousands, except per share data)
Net interest income	$97,399	$95,940	$196,042	$191,383
Net income	35,162	32,743	72,065	64,682
Basic earnings per share	0.60	0.59	1.23	1.17
Fully diluted earnings per share	0.60	0.59	1.22	1.17
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

4. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of March 31, 2017
U.S. Treasury securities	$227,521	$1,195	$(6)	$228,710
Mortgage-backed securities:
Government National Mortgage Association	592,330	419	(7,654)	585,095
Federal National Mortgage Association	271,184	40	(2,356)	268,868
Small Business Assistance Program	198,313	342	(1,525)	197,130
States and political subdivision securities	71,288	81	(1,308)	70,061
Corporate debt securities	—	—	—	—
Other	1,013	16	—	1,029
Total	$1,361,649	$2,093	$(12,849)	$1,350,893

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2016
U.S. Treasury securities	$227,007	$3,973	$—	$230,980
Mortgage-backed securities:
Government National Mortgage Association	664,529	3,172	(1,922)	665,779
Federal National Mortgage Association	212,452	1,324	—	213,776
Small Business Assistance Program	142,921	2,362	—	145,283
States and political subdivision securities	55,525	123	(164)	55,484
Corporate debt securities	4,998	24	—	5,022
Other	1,013	49	—	1,062
Total	$1,308,445	$11,027	$(2,086)	$1,317,386
The amortized cost and approximate fair value of debt securities available for sale as of March 31, 2017 and September 30, 2016, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalty.

	March 31, 2017		September 30, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$30,263	$30,307	$3,706	$3,709
Due after one year through five years	248,718	249,230	265,253	269,242
Due after five years through ten years	19,706	19,112	18,449	18,413
Due after ten years	122	122	122	122
	298,809	298,771	287,530	291,486
Mortgage-backed securities	1,061,827	1,051,093	1,019,902	1,024,838
Securities without contractual maturities	1,013	1,029	1,013	1,062
Total	$1,361,649	$1,350,893	$1,308,445	$1,317,386

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Proceeds from sales of securities available for sale were $5.0 million and $25.0 million for the three and six months ended March 31, 2017 and 2016, respectively. Gross gains (pre-tax) of $0.0 million and gross losses (pre-tax) of $0.0 million a were realized on the sales for the three and six months ended March 31, 2017 and 2016, respectively, using the specific identification method. The Company recognized no other-than-temporary impairment for the three months ended March 31, 2017 and 2016. The Company recognized no other-than-temporary impairment for the six months ended March 31, 2017 and $0.4 million for the six months ended March 31, 2016 in net loss on sale of securities in the consolidated statements of comprehensive income on two security holdings attributable to credit.
Securities with an estimated fair value of approximately $836.5 million and $971.3 million at March 31, 2017 and September 30, 2016, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 70% and 25% of the Company’s investment portfolio at March 31, 2017 and September 30, 2016, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired at March 31, 2017 or September 30, 2016.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of March 31, 2017
U.S. Treasury securities	$19,539	$(6)	$—	$—	$19,539	$(6)
Mortgage-backed securities	602,146	(6,030)	276,282	(5,505)	878,428	(11,535)
States and political subdivision securities	53,052	(1,308)	—	—	53,052	(1,308)
Total	$674,737	$(7,344)	$276,282	$(5,505)	$951,019	$(12,849)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2016
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	$17,528	$(6)	$284,995	$(1,916)	$302,523	$(1,922)
States and political subdivision securities	27,933	(164)	—	—	27,933	(164)
Total	$45,461	$(170)	$284,995	$(1,916)	$330,456	$(2,086)
As of March 31, 2017 and September 30, 2016, the Company had 260 and 110 securities, respectively, in an unrealized loss position.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The components of accumulated other comprehensive income (loss) from net unrealized gains (losses) on securities available for sale for the three and six months ended March 31, 2017 and 2016, are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(dollars in thousands)
Beginning balance accumulated other comprehensive income (loss)	$(7,776)	$(5,289)	$5,534	$2,318
Net unrealized holding gain (loss) arising during the period	1,727	16,102	(19,741)	4,187
Reclassification adjustment for net gain (loss) realized in net income	44	24	44	(330)
Net change in unrealized gain (loss) before income taxes	1,771	16,126	(19,697)	3,857
Income tax (expense) benefit	(673)	(6,128)	7,485	(1,466)
Net change in unrealized gain (loss) on securities after taxes	1,098	9,998	(12,212)	2,391
Ending balance accumulated other comprehensive income (loss)	$(6,678)	$4,709	$(6,678)	$4,709
5. Loans
The composition of loans as of March 31, 2017 and September 30, 2016, is as follows:

	March 31, 2017	September 30, 2016
	(dollars in thousands)
Residential real estate	$971,374	$1,020,958
Commercial real estate	3,850,835	3,754,107
Commercial non real estate	1,690,149	1,673,166
Agriculture	2,114,287	2,168,937
Consumer	74,718	76,273
Other	39,976	42,477
Ending balance	8,741,339	8,735,918
Less: Unamortized discount on acquired loans	(34,812)	(39,947)
Unearned net deferred fees and costs and loans in process	(9,101)	(13,327)
Total	$8,697,426	$8,682,644
The loan breakouts above include loans covered by FDIC loss sharing agreements totaling $64.7 million and $73.3 million as of March 31, 2017 and September 30, 2016, respectively, residential real estate loans held for sale totaling $4.9 million and $12.9 million at March 31, 2017 and September 30, 2016, respectively, and $1.06 billion and $1.13 billion of loans and written loan commitments accounted for at fair value at March 31, 2017 and September 30, 2016, respectively.
Unearned net deferred fees and costs totaled $9.2 million and $8.6 million as of March 31, 2017 and September 30, 2016, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $(0.1) million and $4.7 million at March 31, 2017 and September 30, 2016, respectively.
Loans guaranteed by agencies of the U.S. government totaled $160.8 million and $120.0 million at March 31, 2017 and September 30, 2016, respectively.
Principal balances of residential real estate loans sold totaled $53.4 million and $50.4 million for the three months ended March 31, 2017 and 2016, respectively and $145.1 million and $108.6 million for the six months ended March 31, 2017 and 2016, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Nonaccrual
The following table presents the Company’s nonaccrual loans at March 31, 2017 and September 30, 2016, excluding ASC 310-30 loans. Loans greater than 90 days past due and still accruing interest as of March 31, 2017 and September 30, 2016, were $3.8 million and $2.0 million, respectively.

	March 31, 2017	September 30, 2016
Nonaccrual loans	(dollars in thousands)
Residential real estate	$5,290	$5,962
Commercial real estate	13,165	13,870
Commercial non real estate	27,273	27,280
Agriculture	70,134	66,301
Consumer	193	223
Total	$116,055	$113,636
Credit Quality Information
The composition of the loan portfolio by internally assigned grade is as follows as of March 31, 2017 and September 30, 2016. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.06 billion at March 31, 2017 and $1.13 billion at September 30, 2016:

As of March 31, 2017	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade	(dollars in thousands)
Grade:
Pass	$881,321	$3,433,051	$1,115,087	$1,447,894	$73,646	$39,976	$6,990,975
Watchlist	3,962	68,585	36,378	215,434	98	—	324,457
Substandard	9,520	44,298	35,687	173,766	445	—	263,716
Doubtful	357	519	5,459	206	—	—	6,541
Ending balance	895,160	3,546,453	1,192,611	1,837,300	74,189	39,976	7,585,689
Loans covered by FDIC loss sharing agreements	64,681	—	—	—	—	—	64,681
Total	$959,841	$3,546,453	$1,192,611	$1,837,300	$74,189	$39,976	$7,650,370

As of September 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade	(dollars in thousands)
Grade:
Pass	$919,224	$3,276,048	$1,093,913	$1,514,344	$75,065	$42,477	$6,921,071
Watchlist	4,741	81,148	37,283	204,326	110	—	327,608
Substandard	10,885	57,415	42,319	130,569	417	—	241,605
Doubtful	130	147	395	630	—	—	1,302
Ending balance	934,980	3,414,758	1,173,910	1,849,869	75,592	42,477	7,491,586
Loans covered by FDIC loss sharing agreements	73,272	—	—	—	—	—	73,272
Total	$1,008,252	$3,414,758	$1,173,910	$1,849,869	$75,592	$42,477	$7,564,858
Past Due Loans
The following table presents the Company’s past due loans at March 31, 2017 and September 30, 2016. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.06 billion at March 31, 2017 and $1.13 billion at September 30, 2016.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
As of March 31, 2017	(dollars in thousands)
Residential real estate	$2,943	$869	$1,704	$5,516	$889,644	$895,160
Commercial real estate	386	—	4,909	5,295	3,541,158	3,546,453
Commercial non real estate	2,118	670	16,422	19,210	1,173,401	1,192,611
Agriculture	9,408	2,822	10,998	23,228	1,814,072	1,837,300
Consumer	71	3	42	116	74,073	74,189
Other	—	—	—	—	39,976	39,976
Ending balance	14,926	4,364	34,075	53,365	7,532,324	7,585,689
Loans covered by FDIC loss sharing agreements	1,430	642	578	2,650	62,031	64,681
Total	$16,356	$5,006	$34,653	$56,015	$7,594,355	$7,650,370

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
As of September 30, 2016	(dollars in thousands)
Residential real estate	$828	$548	$2,063	$3,439	$931,541	$934,980
Commercial real estate	1,765	1,959	3,745	7,469	3,407,289	3,414,758
Commercial non real estate	1,588	5,515	9,594	16,697	1,157,213	1,173,910
Agriculture	(26)	709	11,549	12,232	1,837,637	1,849,869
Consumer	209	20	28	257	75,335	75,592
Other	—	—	—	—	42,477	42,477
Ending balance	4,364	8,751	26,979	40,094	7,451,492	7,491,586
Loans covered by FDIC loss sharing agreements	1,404	1,173	367	2,944	70,328	73,272
Total	$5,768	$9,924	$27,346	$43,038	$7,521,820	$7,564,858
Impaired Loans
The following table presents the Company’s impaired loans. This table excludes loans covered by FDIC loss sharing agreements:

	March 31, 2017			September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans:	(dollars in thousands)
With an allowance recorded:
Residential real estate	$6,243	$6,916	$3,288	$6,244	$6,886	$3,000
Commercial real estate	25,935	30,199	3,601	29,965	32,349	3,846
Commercial non real estate	27,195	28,537	4,985	34,526	35,283	6,475
Agriculture	83,940	95,814	10,616	71,501	80,842	12,278
Consumer	421	433	103	383	393	87
Total impaired loans with an allowance recorded	143,734	161,899	22,593	142,619	155,753	25,686

With no allowance recorded:
Residential real estate	3,140	4,830	—	4,120	5,807	—
Commercial real estate	13,639	14,295	—	24,040	24,660	—
Commercial non real estate	17,837	22,317	—	15,299	16,469	—
Agriculture	61,293	63,326	—	30,339	31,907	—
Consumer	5	5	—	12	12	—
Total impaired loans with no allowance recorded	95,914	104,773	—	73,810	78,855	—
Total impaired loans	$239,648	$266,672	$22,593	$216,429	$234,608	$25,686

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The average recorded investment on impaired loans and interest income recognized on impaired loans for the three and six months ended March 31, 2017 and 2016, respectively, are as follows:

	Three Months Ended				Six Months Ended
	March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(dollars in thousands)
Residential real estate	$9,565	$126	$12,124	$290	$9,831	$240	$12,204	$439
Commercial real estate	44,807	545	83,642	2,004	47,873	1,215	78,345	3,473
Commercial non real estate	46,304	358	40,450	766	47,477	780	48,798	1,122
Agriculture	128,919	1,326	109,473	3,256	119,892	3,193	91,013	5,695
Consumer	389	12	308	25	391	27	282	42
Total	$229,984	$2,367	$245,997	$6,341	$225,464	$5,455	$230,642	$10,771
Valuation adjustments made to repossessed properties totaled $0.5 million for the three months ended March 31, 2017 and 2016 and $0.9 million and $0.5 million for the six months ended March 31, 2017 and 2016, respectively. The adjustments are included in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan and lease losses for TDRs were $7.2 million and $9.3 million at March 31, 2017 and September 30, 2016, respectively. Commitments to lend additional funds to borrowers whose loans were modified in a TDR were $0.0 million and $0.9 million as of March 31, 2017 and September 30, 2016, respectively.
The following table presents the recorded value of the Company’s TDR balances as of March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Residential real estate	$328	$614	$370	$937
Commercial real estate	5,302	2,178	18,250	2,356
Commercial non real estate	4,859	2,033	8,102	4,789
Agriculture	28,162	38,674	19,823	28,688
Consumer	4	29	23	8
Total	$38,655	$43,528	$46,568	$36,778

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
(dollars in thousands)
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	—	—	—	—	—	—
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	3	6,714	6,714
Total commercial real estate	—	—	—	3	6,714	6,714
Commercial non real estate
Rate modification	—	—	—	1	49	49
Term extension	—	—	—	—	—	—
Payment modification	2	93	93	1	70	70
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	3	3,849	3,849
Total commercial non real estate	2	93	93	5	3,968	3,968
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	2	8,434	8,434	5	4,941	4,941
Payment modification	—	—	—	4	989	989
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	2	8,434	8,434	9	5,930	5,930
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	—	—	—	—	—	—
Total accruing	4	$8,527	$8,527	17	$16,612	$16,612
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—
29-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the six months ended March 31, 2017 and 2016, respectively:

	Six Months Ended March 31, 2017			Six Months Ended March 31, 2016
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	—	—	—
Payment modification	1	9	9	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	1	9	9	—	—	—
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	2	1,898	1,898
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	3	6,714	6,714
Total commercial real estate	—	—	—	5	8,612	8,612
Commercial non real estate
Rate modification	—	—	—	1	49	49
Term extension	—	—	—	1	58	58
Payment modification	4	526	526	1	70	70
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	3	3,849	3,849
Total commercial non real estate	4	526	526	6	4,026	4,026
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	2	8,434	8,434	13	26,914	26,914
Payment modification	—	—	—	4	989	989
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	2	8,434	8,434	17	27,903	27,903
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	—	—	—	—	—	—
Total accruing	7	$8,969	$8,969	28	$40,541	$40,541
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
(dollars in thousands)
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	—	—	—	—	—	—
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial Non Real Estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	1	364	364
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non real estate	—	—	—	1	364	364
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	6	12,988	12,988	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	6	12,988	12,988	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	3	21	21	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	1	8	8
Other	—	—	—	—	—	—
Total consumer	3	21	21	1	8	8
Total non-accruing	9	$13,009	$13,009	2	$372	$372
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the six months ended March 31, 2017 and 2016:

	Six Months Ended March 31, 2017			Six Months Ended March 31, 2016
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
(dollars in thousands)
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	—	—	—
Payment modification	1	21	21	1	187	187
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	1	21	21	1	187	187
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial Non Real Estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	2	760	760
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non real estate	—	—	—	2	760	760
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	6	12,988	12,988	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	6	12,988	12,988	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	3	21	21	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	1	8	8
Other	—	—	—	—	—	—
Total consumer	3	21	21	1	8	8
Total non-accruing	10	$13,030	$13,030	4	$955	$955
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The table below represents loans that were modified as TDRs within the previous 12 months and for which there was a payment default for the three and six months ended March 31, 2017 and 2016, respectively.

	Three Months Ended				Six Months Ended
	March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Residential real estate	—	$—	1	$—	—	$—	1	$—
Commercial real estate	—	—	—	—	1	34	—	—
Commercial non real estate	1	—	—	—	1	—	1	364
Agriculture	—	—	2	—	—	—	2	—
Consumer	—	—	—	—	—	—	1	8
Total	1	$—	3	$—	2	$34	5	$372
A loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table above includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. For the three months ended March 31, 2017 and 2016, there were $2.1 million and $0.0 million, respectively, and $2.1 million and $4.3 million for the six months ended March 31, 2017 and 2016, respectively, of loans removed from TDR status as they were restructured at market terms and are performing.
6. Allowance for Loan and Lease Losses
The following tables present the Company’s allowance for loan and lease losses roll forward for the three and six months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Beginning balance January 1, 2017	$6,786	$16,623	$13,443	$28,519	$340	$1,056	$66,767
Charge-offs	(117)	(1,824)	(1,734)	(4,554)	(31)	(819)	(9,079)
Recoveries	56	286	121	118	15	392	988
Provision	210	2,096	119	2,237	47	351	5,060
Improvement of ASC 310-30 loans	(866)	(185)	—	—	—	—	(1,051)
Ending balance March 31, 2017	$6,069	$16,996	$11,949	$26,320	$371	$980	$62,685

Three Months Ended March 31, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Beginning balance January 1, 2016	$7,798	$19,405	$17,160	$15,473	$341	$951	$61,128
Charge-offs	(506)	(744)	(212)	(1,113)	(98)	(597)	(3,270)
Recoveries	295	409	235	77	45	367	1,428
Provision	1,218	1,893	(4,552)	3,886	48	206	2,699
Improvement of ASC 310-30 loans	(9)	(59)	—	—	—	—	(68)
Ending balance March 31, 2016	$8,796	$20,904	$12,631	$18,323	$336	$927	$61,917

Six Months Ended March 31, 2017	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2016	$7,106	$17,946	$12,990	$25,115	$438	$1,047	$64,642
Charge-offs	(267)	(1,824)	(3,693)	(7,420)	(110)	(1,317)	(14,631)
Recoveries	262	385	219	144	30	576	1,616
Provision	(140)	549	2,433	8,481	13	674	12,010
Improvement of ASC 310-30 loans	(892)	(60)	—	—	—	—	(952)
Ending balance March 31, 2017	$6,069	$16,996	$11,949	$26,320	$371	$980	$62,685

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended March 31, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2015	$8,025	$18,014	$15,996	$13,952	$348	$865	$57,200
Charge-offs	(702)	(772)	(257)	(1,124)	(146)	(997)	(3,998)
Recoveries	339	491	639	124	70	532	2,195
Provision	1,240	3,260	(3,677)	5,371	64	527	6,785
Improvement of ASC 310-30 loans	(106)	(89)	(70)	—	—	—	(265)
Ending balance March 31, 2016	$8,796	$20,904	$12,631	$18,323	$336	$927	$61,917
The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance as of March 31, 2017 and September 30, 2016. These tables are presented net of unamortized discount on acquired loans and excludes loans of $1.06 billion measured at fair value, loans held for sale of $4.9 million, and guaranteed loans of $160.8 million for March 31, 2017 and loans measured at fair value of $1.13 billion, loans held for sale of $12.9 million, and guaranteed loans of $120.0 million for September 30, 2016.

As of March 31, 2017	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,288	$3,601	$4,985	$10,616	$103	$—	$22,593
Collectively evaluated for impairment	2,781	12,683	6,964	15,704	268	980	39,380
ASC 310-30 loans	—	712	—	—	—	—	712
Total allowance	$6,069	$16,996	$11,949	$26,320	$371	$980	$62,685

Financing Receivables
Individually evaluated for impairment	$9,383	$39,574	$45,032	$145,233	$426	$—	$239,648
Collectively evaluated for impairment	886,114	3,383,189	1,082,786	1,662,802	73,011	39,976	7,127,878
ASC 310-30 loans	59,108	39,747	2,753	14,799	752	—	117,159
Loans Outstanding	$954,605	$3,462,510	$1,130,571	$1,822,834	$74,189	$39,976	$7,484,685

As of September 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,000	$3,846	$6,475	$12,278	$87	$—	$25,686
Collectively evaluated for impairment	3,199	13,328	6,515	12,837	351	1,047	37,277
ASC 310-30 loans	907	772	—	—	—	—	1,679
Total allowance	$7,106	$17,946	$12,990	$25,115	$438	$1,047	$64,642

Financing Receivables
Individually evaluated for impairment	$10,364	$54,005	$49,825	$101,840	$395	$—	$216,429
Collectively evaluated for impairment	918,710	3,249,974	1,079,295	1,721,219	74,301	42,477	7,085,976
ASC 310-30 loans	65,737	44,448	3,196	15,254	896	—	129,531
Loans Outstanding	$994,811	$3,348,427	$1,132,316	$1,838,313	$75,592	$42,477	$7,431,936
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
The ALLL for ASC 310-30 loans totaled $0.7 million at March 31, 2017, compared to $1.7 million at September 30, 2016. During the three months ended March 31, 2017 and 2016, loan pools accounted for under ASC 310-30 had a net reversal of provision

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

of $1.1 million and $0.1 million, respectively. Net provision reversal for the six months ended March 31, 2017 and 2016 totaled $1.0 million and $0.3 million, respectively. The net reversals of provision for the periods ended March 31, 2017 were a result of updated assumptions being applied to one of the acquired mortgage pools which resulted in higher than expected cash flows. The net reversals of provision for the periods ended March 31, 2016 were driven by a result of actual cash flows being higher than expected cash flows.
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
The reserve for unfunded loan commitments was $0.5 million at March 31, 2017 and September 30, 2016 and is recorded in other liabilities on the consolidated balance sheets.
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
Loan pools are periodically reassessed to determine expected cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller, homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large individual loans that consider similar prepayment factors listed above for smaller homogeneous loans. The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the three and six months ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(dollars in thousands)
Balance at beginning of period	$39,758	$41,882	$38,124	$44,489
Accretion	(3,040)	(2,261)	(5,978)	(4,590)
Reclassification from (to) nonaccretable difference	1,987	222	6,559	(56)
Balance at end of period	$38,705	$39,843	$38,705	$39,843
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table provides purchased credit impaired loans at March 31, 2017 and September 30, 2016:

	March 31, 2017			September 30, 2016
	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]
	(dollars in thousands)
Residential real estate	$69,261	$59,108	$59,108	$76,696	$65,737	$64,830
Commercial real estate	123,321	39,747	39,035	129,615	44,448	43,676
Commercial non real estate	11,361	2,753	2,753	11,588	3,196	3,196
Agriculture	18,474	14,799	14,799	19,174	15,254	15,254
Consumer	892	752	752	1,033	896	896
Total lending	$223,309	$117,159	$116,447	$238,106	$129,531	$127,852

[1] Represents the legal balance of ASC 310-30 loans.
[2] Represents the book balance of ASC 310-30 loans.
[3] Represents the book balance of ASC 310-30 loans net of the related allowance for loan and lease losses.
8. FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the TierOne Bank acquisition, the Company is reimbursed for a portion of the losses incurred on covered assets. As covered assets are resolved, whether it be through repayment, short sale of the underlying collateral, the foreclosure on or sale of collateral, or the sale or charge-off of loans or Other Real Estate Owned ("OREO"), any differences between the carrying value of the covered assets versus the payments received during the resolution process, that are reimbursable by the FDIC, are recognized as reductions in the FDIC indemnification asset. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC. The following table represents a summary of the activity related to the FDIC indemnification asset for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(dollars in thousands)
Balance at beginning of period	$9,887	$13,185	$10,777	$14,722
Amortization	(1,114)	(895)	(1,981)	(1,927)
Changes in expected reimbursements from FDIC for changes in expected credit losses	(133)	1	(105)	(127)
Changes in reimbursable expenses	(299)	(78)	(538)	(427)
Reimbursements of covered losses to the FDIC	30	662	218	634
Balance at end of period	$8,371	$12,875	$8,371	$12,875
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at March 31, 2017 and September 30, 2016:

	March 31, 2017
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:	(dollars in thousands)
Interest rate swaps	$1,049,701	Liabilities	$7,945	$(20,466)
Mortgage loan commitments	33,561	Assets	53	—
Mortgage loan forward sale contracts	36,396	Liabilities	—	(53)

	September 30, 2016
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:	(dollars in thousands)
Interest rate swaps	$1,055,822	Liabilities	$525	$(81,974)
Mortgage loan commitments	52,333	Assets	66	—
Mortgage loan forward sale contracts	60,529	Liabilities	—	(66)
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
Credit-risk-related contingent features
The Company has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty has the right to terminate the derivative positions and the Company would be required to settle its obligations under the agreements. As of March 31, 2017 and September 30, 2016, the termination value of derivatives in a net liability position related to these agreements was $16.9 million and $84.4 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with its derivative counterparties and as of March 31, 2017 and September 30, 2016, the Company had posted $32.1 million and $106.1 million, respectively, in eligible collateral.
The effect of derivatives on the consolidated statements of comprehensive income for the three and six months ended March 31, 2017 and 2016 was as follows:

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
	Location of Gain (Loss) Recognized in Income	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Derivatives not designated as hedging instruments:		(dollars in thousands)
Interest rate swaps	Noninterest income	$1,592	$(40,893)	$60,568	$(31,454)
Mortgage loan commitments	Noninterest income	158	76	53	52
Mortgage loan forward sale contracts	Noninterest income	(158)	(76)	(53)	(52)
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the Company's gross derivative financial assets and liabilities at March 31, 2017 and September 30, 2016, and the related impact of enforceable master netting agreements and cash collateral, where applicable:

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments[1]	Net Amount
March 31, 2017	(dollars in thousands)
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$7,945	$(7,945)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(20,466)	7,945	(12,521)	—	(12,521)
Total derivative financial liabilities	$(12,521)	$—	$(12,521)	$—	$(12,521)

[1] The actual amount of collateral exceeds the fair value exposure, at the individual counterparty level, as of the date presented.

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments[1]	Net Amount
September 30, 2016	(dollars in thousands)
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$525	$(525)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(81,974)	525	(81,449)	81,449	—
Total derivative financial liabilities	$(81,449)	$—	$(81,449)	$81,449	$—

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
Long-term loans and written loan commitments for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $4.9 million and $74.1 million at March 31, 2017 and September 30, 2016, respectively. The total unpaid principal balance of these long-term loans was approximately $1.05 billion and $1.06 billion at March 31, 2017 and September 30, 2016, respectively. The fair value of these loans and written loan commitments is included in total loans in the consolidated balance sheets and are grouped with commercial non real estate, commercial real estate, and agricultural loans in Note 5. There were no written loan commitments at March 31, 2017 and September 30, 2016. As of March 31, 2017 and September 30, 2016, there were loans with a fair value of $9.6 million and $9.4 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $11.0 million and $10.8 million, respectively.
Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported within the consolidated statements of comprehensive income are as follows for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended				Six Months Ended
	March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016
	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value
(dollars in thousands)
Long-term loans and written loan commitments	$(5,216)	$(5,216)	$35,955	$35,955	$(69,218)	$(69,218)	$21,054	$21,054

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

For long-term loans and written loan commitments, $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, and $0.3 million and $0.4 million for the six months ended March 31, 2017 and 2016, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
11. Core Deposits and Other Intangibles
A summary of intangible assets subject to amortization is as follows:

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Other Intangible	Total
As of March 31, 2017	(dollars in thousands)
Gross carrying amount	$67,018	$8,464	$16,089	$538	$92,109
Accumulated amortization	(60,615)	(4,982)	(16,089)	(80)	(81,766)
Net intangible assets	$6,403	$3,482	$—	$458	$10,343

As of September 30, 2016
Gross carrying amount	$67,018	$8,464	$16,089	$538	$92,109
Accumulated amortization	(59,842)	(4,700)	(15,800)	(35)	(80,377)
Net intangible assets	$7,176	$3,764	$289	$503	$11,732
Amortization expense of intangible assets was $0.6 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively, and $1.4 million for the six months ended March 31, 2017 and 2016.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows:

Amount
(dollars in thousands)
Remaining in 2017	$952
2018	1,614
2019	1,489
2020	1,363
2021	1,267
2022 and thereafter	3,658
Total	$10,343
12. Loan Servicing Rights
Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The following table is the activity for loan servicing rights and the related valuation allowance for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(dollars in thousands)
Loan servicing rights
Beginning of period	$5,286	$—	$5,794	$—
Additions	—	—	—	—
Amortization [1]	(380)	—	(888)	—
End of period	$4,906	$—	$4,906	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(dollars in thousands)
Valuation allowance
Beginning of period	$(8)	$—	$(13)	$—
(Additions) / reductions [1]	5	—	10	—
End of period	$(3)	$—	$(3)	$—
Loan servicing rights, net	$4,903	$—	$4,903	$—

Servicing fees received	$525	$—	$1,073	$—
Balance of loans serviced at:
Beginning of period	823,375	—	868,865	—
End of period	792,779	—	792,779	—

[1] Changes to carrying amounts are reported net of loan servicing income on the consolidated statements of comprehensive income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity and prospective industry consensus data. An independent third party is utilized to calculate the amortization and valuation based upon specific loan characteristics, prepayment speeds generated from a validation model utilizing both empirical and market derived data and discount rates. At March 31, 2017, the constant prepayment rates (CPR) used to calculate the amortization averaged 12.1%. For valuation purposes, an average discount rate of 11.9% was utilized at March 31, 2017. Based on the Company's analysis of mortgage servicing rights, a $0.0 million valuation reserve was recorded at March 31, 2017 and September 30, 2016, respectively.
13. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $131.1 million and $151.8 million and fair value of approximately $128.9 million and $152.3 million at March 31, 2017 and September 30, 2016, respectively. In most cases, the Company over-collateralizes the repurchase agreements at 102% of total funds borrowed to protect the purchaser from changes in market value. Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered. The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at March 31, 2017 and September 30, 2016.

	March 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements	(dollars in thousands)
Municipal securities	$2,542	$—	$—	$—	$2,542
Mortgage-backed securities	121,930	—	—	—	121,930
Total repurchase agreements	$124,472	$—	$—	$—	$124,472

	September 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements	(dollars in thousands)
Municipal securities	$—	$—	$—	$—	$—
Mortgage-backed securities	138,744	—	—	2,944	141,688
Total repurchase agreements	$138,744	$—	$—	$2,944	$141,688

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

14. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
	(dollars in thousands)
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 0.81% to 3.66% and maturity dates from May 2017 to July 2023, collateralized by real estate loans and FHLB stock, with various call dates at the option of the FHLB	$246,000	$640,000
Federal Home Loan Bank fed funds advance, interest rate of 1.06%, maturity date of September 2017	17,000	231,000
Other	1,600	—
Total	264,600	871,000
Fair value adjustment [1]	24	37
Total FHLB advances and other borrowings	$264,624	$871,037

[1] Adjustment reflects the fair value adjustments related to the FHLB advances and notes payable assumed as part of the HF Financial acquisition.
The Company has a $10.0 million revolving line of credit with a large retail bank, which expires on July 28, 2017. The line of credit has an interest rate of one month LIBOR plus 200 basis points, with interest payable monthly. There is also an unused line fee of 0.20% on the unused portion which is payable quarterly. The interest rate was 2.98% at March 31, 2017. There were no outstanding advances on this line of credit at March 31, 2017 and September 30, 2016.
As of March 31, 2017, based on its Federal Home Loan Bank stock holdings, the combined aggregate additional borrowing capacity of the Company with the Federal Home Loan Bank was $1.72 billion.
Principal balances of loans pledged to the Federal Home Loan Bank to collateralize notes payable totaled $3.32 billion and $3.11 billion at March 31, 2017 and September 30, 2016, respectively.
As of March 31, 2017, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows:

Amount
(dollars in thousands)
Remaining in 2017	$118,600
2018	31,000
2019	—
2020	—
2021	—
2022 and thereafter	115,000
Total	$264,600
15. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has caused seven trusts to be created (or assumed as part of the HF Financial and Sunstate Bank acquisitions) that have issued and outstanding 73,400 shares, $1,000 par value, as of March 31, 2017 of Company Obligated Mandatorily Redeemable Preferred Securities (the "Preferred Securities"). These seven trusts were established and exist for the sole purpose of issuing the Preferred Securities and investing the proceeds in junior subordinated deferrable interest debentures (the "Debentures") issued by the Company. The Debentures constitute the sole assets of the seven trusts. The Preferred Securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus a range from 1.48% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock, but not beyond the respective maturity date. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for all seven Preferred Securities as the call option date has passed. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's common and preferred stock. The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes the Debentures qualify as elements of capital. $73.5 million and $77.2 million of Debentures were eligible for treatment as Tier 1 capital, respectively, as of March 31, 2017 and September 30, 2016.
Relating to the trusts, the Company held as assets $2.5 million in common shares at March 31, 2017 and September 30, 2016, respectively, which are included in other assets on the consolidated balance sheets.
In the first quarter of fiscal year 2017, the Company redeemed 5,000 shares of the HF Capital Trust V Debentures under the First Supplemental Indenture dated May 13, 2016.
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at March 31, 2017, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, which commenced on February 15, 2016 until August 15, 2020, to but excluding the maturity date or date of earlier redemption, the notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. Unamortized debt issuance costs related to these notes, which are included in Subordinated Debentures and Subordinated Notes Payable, totaled $0.2 million and $0.3 million at March 31, 2017 and September 30, 2016, respectively. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.
Subordinated debentures and subordinated notes payable are summarized as follows:

	March 31, 2017		September 30, 2016
	Amount Outstanding	Common Shares Held in Other Assets	Amount Outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to nonconsolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	10,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	80,920	$2,520
Less: fair value adjustment [1]	(2,455)		(3,765)
Total junior subordinated debentures payable, net of fair value adjustment	73,465		77,155

Subordinated notes payable
Fixed to floating rate, 4.875% per annum	35,000		35,000
Less: unamortized debt issuance costs	(245)		(282)
Total subordinated notes payable	34,755		34,718
Total subordinated debentures and subordinated notes payable	$108,220		$111,873

[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.
42-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

16. Employee Benefit Plans
Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan (the Plan). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $1.3 million and $0.6 million to the Plan for the three months ended March 31, 2017 and 2016, respectively and $2.9 million and $2.0 million for the six months ended March 31, 2017 and 2016, respectively.
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
Information relative to the components of net periodic benefit cost measured at/or for the three and six months ended March 31, 2017 and 2016 for the defined benefit plan is presented below:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(dollars in thousands)
Net periodic benefit cost
Service cost	$12	$—	$24	$—
Interest cost	56	—	112	—
Expected return on plan assets	(64)	—	(128)	—
Amortization of prior losses	62	—	124	—
Net periodic benefit cost	$66	$—	$132	$—
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
Stock based compensation is recognized based on the number of awards that are ultimately expected to vest. Forfeitures are estimated based on historical turnover experience of qualified employees. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of comprehensive income. For the three months ended March 31, 2017 and 2016, stock compensation expense was $2.0 million and $0.7 million, respectively and $3.6 million and $1.8 million for the six months ended March 31, 2017 and 2016, respectively. Related income tax benefits recognized were $0.7 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively and $1.4 million and $0.7 million for the six months ended March 31, 2017 and 2016, respectively.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
Restricted Shares	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted shares, beginning of fiscal year	160,335	$26.89	80,446	$18.18
Granted	89,135	39.36	113,543	30.95
Vested and issued	(67,213)	27.00	(25,729)	18.11
Forfeited	(1,868)	30.00	(7,925)	25.09
Canceled	—	—	—	—
Restricted shares, end of period	180,389	$32.98	160,335	$26.89

Vested, but not issuable at end of period	32,759	$30.53	24,480	$26.14

Performance Shares
Performance shares, beginning of fiscal year	236,185	$20.28	211,026	$18.00
Granted	40,204	39.43	43,371	30.78
Vested and issued	—	—	(55)	18.00
Forfeited	(3,158)	20.93	(18,157)	18.83
Canceled	—	—	—	—
Performance shares, end of period	273,231	$23.09	236,185	$20.28
The number of performance shares granted is reflected in the above table at the 100% target performance level. The actual performance-based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 150% of the target amount. The outstanding number of performance shares reflected in the table represents the number of shares expected to be awarded based on estimated achievement of the goals as of March 31, 2017. The maximum number of performance-based shares that could be issued if performance is attained at 150% of target based on the grants made to date was approximately 409,847 shares at March 31, 2017.
As of March 31, 2017, there was $7.5 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.7 years. The fair value of the vested, but not issued stock awards at March 31, 2017, was $1.4 million.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and September 30, 2016:

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of March 31, 2017
U.S. Treasury securities	$228,710	$228,710	$—	$—
Mortgage-backed securities	1,051,093	—	1,051,093	—
States and political subdivision securities	70,061	—	68,837	1,224
Corporate debt securities	—	—	—	—
Other	1,029	—	1,029	—
Total securities available for sale	$1,350,893	$228,710	$1,120,959	$1,224
Derivatives-assets	$53		$53	$—
Derivatives-liabilities	12,574	—	12,574	—
Fair value loans and written loan commitments	1,056,155	—	1,056,155	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of September 30, 2016
U.S. Treasury securities	$230,980	$230,980	$—	$—
Mortgage-backed securities	1,024,838	—	1,024,838	—
States and political subdivision securities	55,484	—	54,169	1,315
Corporate debt securities	5,022	—	5,022	—
Other	1,062	—	1,062	—
Total securities available for sale	$1,317,386	$230,980	$1,085,091	$1,315
Derivatives-assets	$66	$—	$66	$—
Derivatives-liabilities	81,515	—	81,515	—
Fair value loans and written loan commitments	1,131,111	—	1,131,111	—
The following table presents the changes in Level 3 financial instruments for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(dollars in thousands)
Balance, beginning of period	$1,224	$1,458	$1,315	$1,835
Principal paydown	—	—	(91)	(77)
Realized loss on securities	—	—	—	(300)
Balance, end of period	$1,224	$1,458	$1,224	$1,458
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and September 30, 2016:

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of March 31, 2017
Other real estate owned	$3,071	$—	$—	$3,071
Impaired loans	217,055	—	—	217,055
Loans held for sale, at lower of cost or fair value	4,902	—	4,902	—
Loan servicing rights	4,903	—	—	4,903
Property held for sale	5,258	—	—	5,258

As of September 30, 2016
Other real estate owned	$6,911	$—	$—	$6,911
Impaired loans	190,743	—	—	190,743
Loans held for sale, at lower of cost or fair value	12,918	—	12,918	—
Loan servicing rights	5,781	—	—	5,781
Property held for sale	8,112	—	—	8,112
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at March 31, 2017 were as follows:

	Fair Value of Assets / (Liabilities) at March 31, 2017	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other real estate owned	$3,071	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	217,055	Appraisal value	Property specific adjustment	N/A	N/A
Loan servicing rights	4,903	Discounted cash flows	Constant prepayment rate Discount rate	9.0 - 21.0% 9.5 - 16.0%	12.1% 11.9%
Property held for sale	5,258	Appraisal value	Property specific adjustment	N/A	N/A
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
Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for balance sheet instruments as of March 31, 2017 and September 30, 2016, are as follows:

		March 31, 2017		September 30, 2016
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$335,929	$335,929	$524,611	$524,611
Loans, net excluding fair valued loans and loans held for sale	Level 3	7,573,684	7,506,331	7,473,973	7,433,851
Accrued interest receivable	Level 2	43,690	43,690	49,531	49,531
Cash surrender value of life insurance policies	Level 2	29,188	29,188	29,166	29,166
Federal Home Loan Bank stock	Level 2	22,514	22,514	47,025	47,025

Liabilities
Deposits	Level 2	$9,091,918	$9,092,262	$8,604,790	$8,603,708
FHLB advances and other borrowings	Level 2	264,624	265,315	871,037	874,763
Securities sold under repurchase agreements	Level 2	124,472	124,472	141,688	141,688
Accrued interest payable	Level 2	3,983	3,983	4,074	4,074
Subordinated debentures and subordinated notes payable	Level 2	108,220	108,151	111,873	112,826
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
19. Earnings per Share
Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding determined for the basic earnings per share calculation plus the dilutive effect of stock compensation using the treasury stock method.
The following information was used in the computation of basic and diluted earnings per share (EPS) for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(dollars in thousands, except per share data)
Net income	$35,162	$30,674	$72,065	$61,135

Weighted average common shares outstanding	58,788,802	55,269,557	58,769,662	55,261,634
Dilutive effect of stock based compensation	284,867	139,319	263,125	139,530
Weighted average common shares outstanding for diluted earnings per share calculation	59,073,669	55,408,876	59,032,787	55,401,164

Basic earnings per share	$0.60	$0.56	$1.23	$1.11
Diluted earnings per share	$0.60	$0.55	$1.22	$1.10
The Company had 50,076 and 36,696 shares of unvested performance stock as of March 31, 2017 and 2016, respectively, which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 53,126 and 174,415 shares of anti-dilutive stock awards outstanding as of March 31, 2017 and 2016, respectively.

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
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended March 31, 2017 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended March 31, 2016.
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
Net income was $35.2 million for the second quarter of fiscal year 2017, an increase of $4.5 million, or 14.6% compared to the second quarter of fiscal year 2016. Between the two periods, total revenue (non-FTE) and noninterest expenses grew by 16.7% and 20.1%, respectively. Total revenue (non-FTE) is the sum of net interest income (non-FTE) and noninterest income. Fiscal year-to-date net income was $72.1 million , compared to $61.1 million for the same period in fiscal year 2016, an increase of $10.9 million, or 17.9%, due to total revenue (non-FTE) and noninterest expense growth of 17.8% and 19.4%, respectively, and higher provision for loan and lease losses.
Our efficiency ratio was 47.0% and 45.5% for the quarters ending March 31, 2017 and March 31, 2016, respectively. Our efficiency ratio was 46.0% on a fiscal year-to-date basis. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Net interest margin was 3.98%, 3.89% and 3.99%, respectively, for the quarters ended March 31, 2017, December 31, 2016 and March 31, 2016 and 3.93% and 3.99%, respectively, for the six months ended March 31, 2017 and 2016. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.83%, 3.71% and 3.75%, respectively, and 3.77% and 3.74%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin were 1 basis point lower and 8 basis points higher, respectively, compared to the same quarter in fiscal year 2016. A $1.3 million reduction in the current cost of interest rate swaps is the driver of the more pronounced increase in adjusted net interest margin compared to net interest margin. On a sequential quarter basis, net interest margin and adjusted net interest margin were 9 basis points and 12 basis points higher, respectively, compared to the prior quarter. The yield on interest-earning assets increased by 14 basis points over the quarter, while the cost of interest-bearing liabilities only increased by 5 basis points over the same period. Recent benchmark interest rate increases and a change in the asset mix each contributed to the increased yield on interest-earning assets as loan yields increased by 7 basis points, primarily as a result of increasing rates on variable and adjustable rate loans, and lower yielding interest-bearing bank deposits comprised a much smaller portion of total interest-earning assets. Meanwhile the total costs of deposits increased by 3 basis points over the same period. A $0.6 million reduction in the current cost of interest rate swaps is the driver of the more pronoun ced increase in adjusted net interest margin compared to net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Net income for the second quarter of fiscal year 2017 represents earnings per diluted common share of $0.60, compared to $0.55 for the same period in fiscal year 2016 and was $1.22 fiscal year-to-date compared to $1.10 for the same period in fiscal year 2016. On April 27, 2017, our board of directors declared a dividend of $0.20 per common share payable on May 24, 2017 to stockholders of record as of the close of business on May 12, 2017. This represents an 18% increase compared to the $0.17 dividend declared in January 2017, which the Board of Directors felt was appropriate based on strong capital generation and regulatory capital ratios.
Total loans were $8.70 billion at March 31, 2017, an increase of $14.8 million, or 0.2%, compared to September 30, 2016. The majority of the loan growth during the six month period occurred within the commercial real estate ("CRE") and commercial non-real estate segments of the loan portfolio, which grew $96.7 million and $17.0 million, respectively, offset by reductions of $54.7 million in agriculture loans and $49.6 million in residential real estate loans. Deposits grew to $9.09 billion at March 31, 2017, an increase of $487.1 million, or 5.7% compared to September 30, 2016. Deposit growth was driven by $146.1 million of noninterest-bearing deposit growth and $341.0 million of interest-bearing deposit growth, which is net of continued outflows of time deposits.
Key asset quality metrics of classified loans, nonaccrual loans and OREO have remained relatively stable compared to September 30, 2016. At March 31, 2017, loans graded "Watch" were $324.5 million, a decrease of $3.2 million, or 1.0%, compared to September 30, 2016, and loans graded "Substandard" were $263.7 million, an increase of $22.1 million, or 9.1%, over the same period.
Nonaccrual loans, including ASC 310-30 loans, were $127.7 million as of March 31, 2017, with $3.9 million of the balance covered by FDIC loss-sharing agreements. Total nonaccrual loans increased by $3.5 million during the quarter. Total OREO balances were $7.0 million as of March 31, 2017, a decrease of $3.3 million, or 32.0%, compared to September 30, 2016.
Provision for loan and lease losses was $4.0 million for the quarter ended March 31, 2017, compared to $2.6 million for the same quarter of fiscal year 2016. Net charge-offs for the second quarter of fiscal year 2017 were $8.1 million compared to $1.8 million for the comparable quarter in fiscal year 2016 and $13.0 million and $1.8 million for the fiscal year-to-date periods ended March 31, 2017 and 2016, respectively. The higher level of net charge-offs recognized during the period were concentrated in the agriculture, C&I and commercial real estate segments of the loan portfolio. The increase was driven by charge-offs related to loans that had been identified as potential problem loans prior to December 31, 2016 and for which a specific ALLL had previously been recorded. The ratio of ALLL to total loans was 0.72% at March 31, 2017, down from 0.74% at September 30, 2016. The higher level of net charge-offs recognized during the quarter was the primary driver of the reduction in the ratio ALLL to total loans. The balance of the ALLL decreased from $64.6 million at September 30, 2016 to $62.7 million at March 31, 2017.
Our capital position is strong, with Tier 1 capital, total capital and Tier 1 leverage ratios of 11.6%, 12.7% and 10.0%, respectively, at March 31, 2017, compared to 11.1%, 12.2% and 9.5%, respectively, at September 30, 2016. In addition, our Common Equity Tier 1 ratio was 10.8% at March 31, 2017 and 10.2% at September 30, 2016. Our tangible common equity to tangible assets ratio was 9.0% at March 31, 2017 and 8.5% at September 30, 2016. For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Key Factors Affecting Our Business and Financial Statements
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, our business and results of operations are impacted by several key factors, including economic conditions, interest rates, asset quality and loss-sharing agreements, banking laws and regulations, competition, our operational efficiency, goodwill and amortization of other intangible assets and accounting for loans and interest rate swaps at fair value.  There have been no material changes to these factors except as otherwise supplemented within this Quarterly Report on Form 10-Q for the six months ended March 31, 2017 and within our Quarterly Report on Form 10-Q for the three months ended December 31, 2016.

Results of Operations—Three and Six Month Periods Ended March 31, 2017 and 2016
Overview
The following table highlights certain key financial and performance information for the three and six month periods ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest and dividend income (FTE)	$110,075	$96,098	$220,622	$191,408
Interest expense	10,494	7,969	20,257	15,496
Noninterest income	13,834	8,999	27,741	17,642
Noninterest expense	53,852	44,855	106,389	89,075
Provision for loan and lease losses	4,009	2,631	11,058	6,520
Net income	35,162	30,674	72,065	61,135
Adjusted net income [1]	35,162	31,152	72,505	61,613
Common shares outstanding	58,760,517	55,245,177	58,760,517	55,245,177
Weighted average diluted common shares outstanding	59,073,669	55,408,876	59,032,787	55,401,164
Earnings per common share - diluted	$0.60	$0.55	$1.22	$1.10
Adjusted earnings per common share - diluted [1]	0.60	0.56	1.23	1.11

Performance Ratios:
Net interest margin (FTE) [2]	3.98%	3.99%	3.93%	3.99%
Adjusted net interest margin (FTE) 1 2	3.83%	3.75%	3.77%	3.74%
Return on average total assets [2]	1.26%	1.24%	1.27%	1.24%
Return on average common equity [2]	8.5%	8.3%	8.6%	8.3%
Return on average tangible common equity 1 2	15.4%	16.0%	15.9%	16.1%
Efficiency ratio [1]	47.0%	45.5%	46.0%	45.3%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

[2] Annualized for all partial-year periods.
Net Interest Income
The following table presents net interest income, net interest margin and adjusted net interest margin for the three and six month periods ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(dollars in thousands)
Net interest income:
Total interest and dividend income (FTE)	$110,075	$96,098	$220,622	$191,408
Less: Total interest expense	10,494	7,969	20,257	15,496
Net interest income (FTE)	$99,581	$88,129	$200,365	$175,912

Net interest margin (FTE) and adjusted net interest margin (FTE) [1]
Average interest-earning assets	10,144,875	8,892,465	10,215,580	8,828,558
Average interest-bearing liabilities	9,532,557	8,330,152	9,592,518	8,289,604
Net interest margin (FTE)	3.98%	3.99%	3.93%	3.99%
Adjusted net interest margin (FTE) [1]	3.83%	3.75%	3.77%	3.74%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net interest income was $99.6 million for the second quarter of fiscal year 2017, compared to $88.1 million for the same quarter in fiscal year 2016, an increase of 13.0%. The increase was primarily attributable to higher loan interest income driven by 15.8% growth in average loans outstanding between periods, including both organic growth and inorganic growth related to the 2016 acquisition of HF Financial. Higher loan interest income was partially offset by a $2.5 million increase in interest expense related to deposits and FHLB borrowings. Net interest margin and adjusted net interest margin were 1 basis point lower and 8 basis points higher, respectively, compared with the same quarter in fiscal year 2016. A $1.3 million reduction in the current cost of interest rate swaps is the driver of the more pronounced increase in adjusted net interest margin compared to net interest margin. For more information on our adjusted net interest margin and adjusted net interest income, including a reconciliation of each to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Net interest income was $200.4 million for the first six months of fiscal year 2017, compared to $175.9 million for the same period in fiscal year 2016, an increase of 13.9%. The increase was primarily attributable to asset growth, partially offset by an increase in interest expense related to deposits and FHLB borrowings. Net interest margin was 3.93% for the first six months of fiscal year 2017, a decrease of 6 basis points compared to the same period in fiscal year 2016. Adjusted net interest margin was 3.77% for the first six months of fiscal year 2017, an increase of 3 basis points compared to the same period in fiscal year 2016. Total cost of deposits was 4 basis points higher for the first six months of the current fiscal year compared to the same period of fiscal year 2016.
The following table presents the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three and six month periods. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $711.2 million at March 31, 2017 and $655.0 million at March 31, 2016, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected below has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. ASC 310-30 loans represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Non ASC 310-30 loans represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	For the three months ended
	March 31, 2017			March 31, 2016
	Average Balance	Interest (FTE)	Yield / Cost [1]	Average Balance	Interest (FTE)	Yield / Cost [1]
	(dollars in thousands)
Assets
Interest bearing bank deposits	$109,737	$219	0.81%	$75,063	$94	0.50%
Investment securities	1,382,743	6,538	1.92%	1,347,922	6,021	1.80%
Non ASC 310-30 loans, net [2]	8,531,652	101,007	4.80%	7,371,600	88,325	4.82%
ASC 310-30 loans, net	120,743	2,311	7.76%	97,880	1,658	6.81%
Loans, net	8,652,395	103,318	4.84%	7,469,480	89,983	4.85%
Total interest-earning assets	10,144,875	110,075	4.40%	8,892,465	96,098	4.35%
Noninterest-earning assets	1,146,196			1,031,022
Total assets	$11,291,071	$110,075	3.95%	$9,923,487	$96,098	3.89%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,825,174			$1,373,728
NOW, money market and savings deposits	5,623,676	$5,759	0.42%	4,925,930	$3,856	0.31%
Time deposits	1,286,203	2,070	0.65%	1,288,775	2,173	0.68%
Total deposits	8,735,053	7,829	0.36%	7,588,433	6,029	0.32%
Securities sold under agreements to repurchase	117,970	98	0.34%	161,188	132	0.33%
FHLB advances and other borrowings	571,338	1,469	1.04%	489,773	929	0.76%
Subordinated debentures and subordinated notes payable	108,196	1,098	4.12%	90,758	879	3.90%
Total borrowings	797,504	2,665	1.36%	741,719	1,940	1.05%
Total interest-bearing liabilities	9,532,557	$10,494	0.45%	8,330,152	$7,969	0.38%
Noninterest-bearing liabilities	71,744			104,937
Stockholders' equity	1,686,770			1,488,398
Total liabilities and stockholders' equity	$11,291,071			$9,923,487
Net interest spread			3.50%			3.51%
Net interest income and net interest margin (FTE)		$99,581	3.98%		$88,129	3.99%
Less: Tax equivalent adjustment		$2,182			$1,791
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$97,399	3.89%		$86,338	3.90%

[1] Annualized for all partial-year periods.
[2] Interest income includes $1.0 million and $0.1 million for the second quarter of fiscal year 2017 and 2016, respectively, resulting from accretion of ASC 310-20 loan marks associated with acquired loans.

	For the six months ended
	March 31, 2017			March 31, 2016
	Average Balance	Interest (FTE)	Yield / Cost [1]	Average Balance	Interest (FTE)	Yield / Cost [1]
	(dollars in thousands)
Assets
Interest bearing bank deposits	$188,221	$565	0.60%	$88,049	$169	0.38%
Investment securities	1,380,101	12,916	1.88%	1,357,139	12,234	1.80%
Non ASC 310-30 loans, net [3]	8,523,800	202,488	4.76%	7,282,371	175,718	4.83%
ASC 310-30 loans, net	123,458	4,653	7.56%	100,999	3,287	6.51%
Loans, net	8,647,258	207,141	4.80%	7,383,370	179,005	4.85%
Total interest-earning assets	10,215,580	220,622	4.33%	8,828,558	191,408	4.34%
Noninterest-earning assets	1,149,109			1,039,527
Total assets	$11,364,689	$220,622	3.89%	$9,868,085	$191,408	3.88%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,808,617			$1,382,340
NOW, money market and savings deposits	5,585,894	$10,888	0.39%	4,841,681	$7,228	0.30%
Time deposits	1,317,161	4,230	0.64%	1,319,942	4,466	0.68%
Total deposits	8,711,672	15,118	0.35%	7,543,963	11,694	0.31%
Securities sold under agreements to repurchase	127,188	212	0.33%	169,126	271	0.32%
FHLB advances and other borrowings	644,079	2,741	0.85%	485,767	1,845	0.76%
Subordinated debentures and subordinated notes payable	109,579	2,186	4.00%	90,748	1,686	3.72%
Total borrowings	880,846	5,139	1.17%	745,641	3,802	1.02%
Total interest-bearing liabilities	9,592,518	$20,257	0.42%	8,289,604	$15,496	0.37%
Noninterest-bearing liabilities	95,665			102,057
Stockholders' equity	1,676,506			1,476,424
Total liabilities and stockholders' equity	$11,364,689			$9,868,085
Net interest spread			3.47%			3.51%
Net interest income and net interest margin (FTE) [1]		$200,365	3.93%		$175,912	3.99%
Less: Tax equivalent adjustment		$4,323			$3,617
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$196,042	3.85%		$172,295	3.90%

[1] Annualized for all partial-year periods.
[2] Interest income includes $2.3 million and $0.2 million for the first six months of fiscal year 2017 and 2016, respectively, resulting from accretion of ASC 310-20 loan marks associated with acquired loans.

Interest and Dividend Income
The following table presents interest and dividend income for the three and six month periods ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(dollars in thousands)
Interest and dividend income:
Loans (FTE)	$103,318	$89,983	$207,141	$179,005
Taxable securities	6,055	5,787	11,933	11,774
Nontaxable securities	241	12	440	24
Dividends on securities	242	222	543	436
Federal funds sold and other	219	94	565	169
Total interest and dividend income (FTE)	110,075	96,098	220,622	191,408
Less: Tax equivalent adjustment	2,182	1,791	4,323	3,617
Total interest and dividend income (GAAP)	$107,893	$94,307	$216,299	$187,791
Total interest and dividend income consists primarily of interest income on loans and interest and dividend income on our investment portfolio. Total interest and dividend income was $110.1 million for the second quarter of fiscal year 2017, compared to $96.1 million for the same period of fiscal year 2016, an increase of 14.5%. Total interest and dividend income was $220.6 million for the first six months of fiscal year 2017, compared to $191.4 million for the same period of fiscal year 2016, an increase of 15.3%. Significant components of interest and dividend income are described in further detail below.
Loans. Interest income on all loans increased to $103.3 million in second quarter of fiscal year 2017 from $90.0 million in the same period in fiscal year 2016, an increase of 14.8% between the two periods. The increase was primarily attributable to higher loan interest income driven by 15.8% growth in average loans outstanding between periods, including both organic growth and inorganic growth related to the 2016 acquisition of HF Financial. Interest income on ASC 310-30 loans increased $0.7 million between the two periods, primarily driven by loans acquired in the HF Financial acquisition. Interest income on acquired loans accounted for under ASC 310-20 increased $0.9 million between the two periods, primarily driven by accretion recognized on the loans acquired from HF Financial.
Interest income on all loans increased to $207.1 million in the first six months of fiscal year 2017 from $179.0 million in the second quarter of fiscal year 2016, an increase of 15.7% between the two periods. Average net loan balances for the first six months of fiscal year 2017 were $8.65 billion, representing a 17.1% increase compared to the same period in fiscal year 2016, including both organic growth and inorganic growth related to the 2016 acquisition of HF Financial Corp. Interest income on ASC 310-30 loans increased $1.4 million between the two periods, primarily driven by loans acquired in the HF Financial acquisition. Interest income on acquired loans accounted for under ASC 310-20 increased $2.1 million between the two periods, primarily driven by accretion recognized on the loans acquired from HF Financial.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on non-ASC 310-30 loans was 4.80% for the second quarter of fiscal year 2017, a decrease of 2 basis points compared to the same period in fiscal year 2016. The average tax equivalent yield on non ASC 310-30 loans was 4.76% for the first six months of fiscal year 2017, a 7 basis point decrease compared to the same period in fiscal year 2016. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on non ASC 310-30 loans was 4.62% for the second quarter of fiscal year 2017, an 8 basis point increase compared to the same period in fiscal year 2016. The adjusted yield on non ASC 310-30 loans was 4.57% for the the first six months of fiscal year 2017, an 4 basis point increase over the prior comparable period. There continues to be a competitive interest rate environment for high quality commercial and agricultural credits across our footprint, but we have begun to benefit from a period-over-period increase in LIBOR rates which has reduced the net cost of pay fixed, receive floating interest rate swaps the Company utilizes related to certain fixed rate loans and benchmark rate hikes which have raised interest rates on many of our floating and variable rate loans.

The average duration, net of interest rate swaps, of the loan portfolio was a relatively short 1.2 years as of March 31, 2017. Approximately 47%, or $4.10 billion, of the portfolio is comprised of fixed rate loans, of which $1.06 billion of loans are fixed rate loans with an original term of 5 years or greater for which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. Of the remaining floating and variable rate loans in the portfolio, approximately 54% are indexed to Wall Street Journal Prime, 25% to 5-year Treasuries and the balance to various other indices. Approximately 4% of our total loans' rates are floored, with an average interest rate floor 84 bps above market rates.
Loan-related fee income of $3.3 million is included in interest income for the second quarter of fiscal year 2017 and $2.3 million for the same period in fiscal year 2016. Loan-related fee income of $6.5 million is included in interest income for the first six months of fiscal year 2017 compared to $4.8 million for the same period in fiscal year 2016. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $1.1 million and $0.9 million for the second quarter of fiscal years 2017 and 2016, respectively, and $2.0 million and $1.9 million for the first six months of fiscal years 2017 and 2016, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.37 billion as of March 31, 2017. Interest and dividend income on investments includes income earned on investment securities and FHLB stock. Interest and dividend income on investments increased by 8.6% to $6.5 million in the second quarter of fiscal year 2017 from $6.0 million in the second quarter of fiscal year 2016, driven by an increase in average balances coupled with a yield increase from 1.80% to 1.92% over the same period. Interest and dividend income on investments increased by 5.6% to $12.9 million in the first six months of fiscal years 2017 from $12.2 million in the same period of fiscal year 2016, driven by an increase in average balances coupled with a yield increase from 1.80% to 1.88% over the same period.
The weighted average life of the investment portfolio was 3.7 years and 3.3 years at March 31, 2017 and September 30, 2016, respectively. Average investments represented 13.6% and 15.2% of total average interest-earning assets for the second quarters of fiscal years 2017 and 2016, respectively, and 13.5% and 15.4% for the first six months of fiscal years 2017 and 2016, respectively.
Interest Expense
The following table presents interest expense for the three and six month periods ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(dollars in thousands)
Interest expense:
Deposits	$7,829	$6,029	$15,118	$11,694
Securities sold under agreements to repurchase	98	132	212	271
FHLB advances and other borrowings	1,469	929	2,741	1,845
Subordinated debentures and subordinated notes payable	1,098	879	2,186	1,686
Total interest expense	$10,494	$7,969	$20,257	$15,496
Total interest expense increased to $10.5 million in the second quarter of fiscal year 2017 from $8.0 million in the same quarter in fiscal year 2016, an increase of 31.7%, mostly due to 14.4% increase in average interest-bearing liabilities between periods, including both organic growth and inorganic growth related to the 2016 acquisition of HF Financial. The average cost of total interest-bearing liabilities was 0.45% for the second quarter of fiscal year 2017, compared to 0.38% for the same period in fiscal year 2016. Total interest expense increased to $20.3 million for the first six months of fiscal year 2017 from $15.5 million in the comparable period in fiscal year 2016, an increase of $4.8 million. The average cost of total interest-bearing liabilities was 0.42% for the first six months of fiscal year 2017, compared to 0.37% for the same period in fiscal year 2016. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of checking accounts, money market accounts, NOW accounts, savings accounts and time deposits, was $7.8 million and $6.0 million for the second quarter of fiscal year 2017 and 2016, respectively. Average deposit balances increased to $8.74 billion from $7.59 billion, respectively, for the same periods, an increase of $1.15 billion driven by both organic growth and inorganic growth related to the 2016 acquisition of HF Financial. The cost of deposits increased to 0.36% in the second quarter of fiscal year 2017 from 0.32% in the comparable quarter. Interest expense on deposits was $15.1 million for the first six months of fiscal year 2017 compared with $11.7 million in the same period in fiscal year 2016, an increase of $3.4 million, or 29.3% driven by both organic growth and inorganic growth related to the 2016 acquisition of HF Financial. Average deposit balances were $8.71 billion and $7.54 billion, respectively, for the same periods. The cost of deposits increased to 0.35% in the first six months of fiscal year 2017 from 0.31% in the same period in fiscal year 2016. The primary driver of the cost of deposits increase for the three and six month periods ended March 31, 2017 were recent benchmark interest rate increases and higher average balances in NOW, money market and savings deposits compared to the same periods in fiscal year 2016.
Average non-interest-bearing demand account balances comprised 20.9% of average total deposits for the current quarter, compared with 18.1% for the comparable quarter. Total average other liquid accounts, consisting of money market and savings accounts, remained stable at 64.4% of total average deposits for the current quarter, compared to 64.9% of total average deposits for the comparable quarter, while time deposit accounts represented 14.7% of average total deposits in the current quarter, compared to 17.0% in the comparable quarter. These trends in the composition of our deposit portfolio represent a continuation of our strategy to move away from more costly time deposit accounts toward more cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $1.5 million for the second quarter of fiscal year 2017 and $0.9 million for the comparable quarter in 2016, reflecting a weighted average cost of 1.04% and 0.76% for the quarters ended March 31, 2017 and 2016, respectively. Our average balance for FHLB advances and other borrowings increased to $571.3 million in the current quarter compared to $489.8 million in the comparable quarter. Interest expense on FHLB advances and other borrowings was $2.7 million for the first six months of fiscal year 2017 and $1.8 million for the comparable period in fiscal year 2016, representing a weighted average cost of 0.85% and 0.76%, respectively. At March 31, 2017, FHLB advances and other borrowings were $264.6 million, a decrease of $606.4 million, or 69.6%, compared to September 30, 2016 primarily due to FHLB advances being paid down with the increase in deposits during the quarter. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 6.0% for the current quarter compared to 5.9% for the comparable quarter. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 1.27% at March 31, 2017 and the average tenor was 32 months.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At March 31, 2017, we had pledged $3.32 billion of loans to the FHLB, against which we had borrowed $263.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding subordinated debentures and subordinated notes payable was $1.1 million in second quarter of fiscal year 2017 and $0.9 million in the comparable quarter in fiscal year 2016. The weighted average contractual rate on outstanding subordinated notes was 4.88% at both March 31, 2017 and September 30, 2016. The increase in interest expense was due to increase in subordinated debt acquired in the HF Financial acquisition, partially offset by the redemption of $5.0 million of subordinated debentures in the first quarter of fiscal year 2017.
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
The following table presents the current and comparable quarter, six month periods and a summary of the changes in interest income and interest expense on a tax equivalent basis resulting from changes in the volume of average asset and liability balances and changes in the average yields or rates compared with the preceding fiscal year. If significant, the change in interest income or interest expense due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance.

	Current Quarter vs Comparable Quarter			Current 6 month period vs Comparable 6 month period
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$54	$71	$125	$263	$133	$396
Investment securities	139	379	518	190	492	682
Non ASC 310-30 loans	12,771	(89)	12,682	28,621	(1,850)	26,771
ASC 310-30 loans	405	247	652	785	580	1,365
Loans	13,176	158	13,334	29,406	(1,270)	28,136
Total increase (decrease)	13,369	608	13,977	29,859	(645)	29,214
Increase (decrease) in interest expense:
NOW, money market & savings deposits	580	1,322	1,902	1,206	2,454	3,660
Time deposits	(6)	(97)	(103)	(10)	(225)	(235)
Securities sold under agreements to repurchase	(37)	3	(34)	(71)	12	(59)
FHLB advances and other borrowings	168	373	541	645	250	895
Subordinated debentures and subordinated notes payable	167	52	219	361	139	500
Total increase (decrease)	872	1,653	2,525	2,131	2,630	4,761
Increase (decrease) in net interest income (FTE)	$12,497	$(1,045)	$11,452	$27,728	$(3,275)	$24,453
Provision for Loan and Lease Losses
We recognized provision for loan and lease losses of $4.0 million for the second quarter of fiscal year 2017 compared to a provision for loan and lease losses of $2.6 million for the comparable period in fiscal year 2016, an increase of $1.4 million between the periods. Provision for loan losses was $11.1 million for the first six months of fiscal year 2017 compared to $6.5 million for the comparable period in fiscal year 2016. The increase in provision was driven primarily by the higher level of net charge-offs recognized during fiscal year 2017, which were concentrated in the agriculture, C&I and commercial real estate segments of the loan portfolio. The majority of the increase was driven by charge-offs related to loans that had been identified as potential problem loans in prior periods and for which a specific ALLL had previously been recorded. We recorded a net reduction in provision for ASC 310-30 loans of $1.1 million for the second quarter of fiscal year 2017, compared to a net reduction in provision of $0.1 million for the comparable period in fiscal year 2016. We recorded a net reduction in provision for ASC 310-30 loans of $1.0 million for the first six months of fiscal year 2017 and $0.3 million for the comparable period in fiscal year 2016.

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(dollars in thousands)
Provision for loan and lease losses, non ASC 310-30 loans *	$5,060	$2,699	$12,010	$6,785
Reduction in provision for loan and lease losses, ASC 310-30 loans	(1,051)	(68)	(952)	(265)
Provision for loan and lease losses, total	$4,009	$2,631	$11,058	$6,520

* As presented above, the non ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.

Total Credit-Related Charges
We recognized other credit-related charges during the second quarter and first six months of 2017 that were higher compared to the comparable periods in fiscal year 2016. We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and comparable quarter and six month periods, is helpful to understanding the overall impact on our quarterly results of operations. Net OREO charges includes OREO operating costs, valuation adjustments and (loss) gain on sale of OREO properties, each of which entered OREO as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect expected credit losses in the portfolio.

		For the three months ended:			For the six months ended:
	Included within F/S Line Item(s):	March 31, 2017	December 31, 2016	March 31, 2016	March 31, 2017	March 31, 2016
		(Dollars in thousands)
Provision for loan and lease losses	Provision for loan and lease losses	$4,009	$7,049	$2,631	$11,058	$6,520
Net OREO charges	Net loss on repossessed property and other related expenses	397	658	210	1,056	100
Recovery of interest income on nonaccrual loans	Interest income on loans	(25)	(74)	(45)	(99)	(185)
Loan fair value adjustment related to credit	Net increase (decrease) in fair value of loans at fair value	(251)	539	(237)	289	(427)
Total		$4,130	$8,172	$2,559	$12,304	$6,008
Noninterest Income
The following table presents noninterest income for the three and six month periods ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(dollars in thousands)
Non-interest income:
Service charges and other fees	$11,919	$10,316	$24,005	$20,782
Wealth management fees	2,429	1,668	4,683	3,280
Mortgage banking income, net	1,640	1,204	4,302	2,474
Net gain (loss) on sale of securities	44	24	44	(330)
Other	1,426	725	3,357	1,836
Subtotal, product and service fees	17,458	13,937	36,391	28,042
Net increase (decrease) in fair value of loans at fair value	(5,216)	35,955	(69,218)	21,054
Net realized and unrealized gain on derivatives	1,592	(40,893)	60,568	(31,454)
Subtotal, loans at fair value and related derivatives	(3,624)	(4,938)	(8,650)	(10,400)
Total noninterest income	$13,834	$8,999	$27,741	$17,642
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
Noninterest income was $13.8 million for the second quarter of fiscal year 2017, compared to $9.0 million for the comparable period in fiscal year 2016, an increase of $4.8 million, or 53.7%. Noninterest income for the first six months of fiscal year 2017 was $27.7 million, an increase of $10.1 million, or 57.2%, compared to the same period in fiscal year 2016. Significant components of noninterest income are described in further detail below.
Product and Service Fees. We recognized $17.5 million of noninterest income related to product and service fees in the second quarter of fiscal year 2017, an increase of $3.5 million, or 25.3%, compared to the same period in fiscal year 2016. The increase was primarily driven by a $1.6 million, or 15.5%, increase in service charges and other fees, which includes a $1.2 million increase in debit card interchange income and a modest increase in commercial deposit service charges. Shortly after the end of calendar year 2015, we received regulatory approval to revert to higher interchange rates as a result of maintaining consolidated total assets under $10 billion as of December 31, 2015. We had previously been subject to capped interchange rates as a result of consolidating our total assets with other U.S. assets held by our former foreign parent company. We estimate that the impact of this change was approximately $2.3 million in the current quarter, compared to an estimate of $1.2 million for the same quarter of fiscal year 2016, which reflected only a partial quarter impact. The higher allowable interchange rates are effective through June 30, 2017. Wealth management income increased by $0.8 million and other income increased by $0.7 million.

Noninterest income related to product and service fees was $36.4 million for the first six months of fiscal year 2017 compared to $28.0 million for the same period in fiscal year 2016, an increase of $8.3 million, or 29.8%. The increase was primarily driven by a $3.2 million, or 15.5%, increase in service charges and other fees, which includes a $3.4 million increase in debit card interchange income and a modest decrease in overdraft and NSF fees. Net mortgage banking income increased by $1.8 million, wealth management income increased by $1.4 million and other income increased by $1.5 million.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the second quarter of fiscal year 2017, these items accounted for $(3.6) million of noninterest income compared to $(4.9) million for the same period in fiscal year 2016. The change was driven by a $1.3 million reduction in the current cost of interest rate swaps driven by changes in the interest rate environment. For the first six months of fiscal year 2017, these items accounted for $(8.7) million of noninterest income compared to $(10.4) million for the same period in fiscal year 2016. The change was driven by a net $0.7 million unfavorable change to the loan fair value adjustment related to credit combined with a $2.4 million reduction in the current cost of interest rate swaps driven by changes in the interest rate environment. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans; we present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.
Noninterest Expense
The following table presents noninterest expense for the three and six month periods ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$32,370	$24,769	$64,004	$50,065
Data processing	5,965	4,950	11,642	10,196
Occupancy expenses	4,355	3,843	8,380	7,434
Professional fees	3,559	2,652	6,394	5,760
Communication expenses	914	928	1,953	1,862
Advertising	995	1,048	1,970	1,968
Equipment expense	768	931	1,566	1,835
Net loss recognized on repossessed property and other related expenses	397	210	1,056	100
Amortization of core deposits and other intangibles	550	708	1,389	1,417
Acquisition expenses	—	771	710	771
Other	3,979	4,045	7,325	7,667
Total noninterest expense	$53,852	$44,855	$106,389	$89,075
Our noninterest expense consists primarily of salaries and employee benefits, data processing, occupancy expenses, professional fees, communication expenses, advertising and acquisition costs. Noninterest expense was $53.9 million in the second quarter of fiscal year 2017 compared to $44.9 million for the same period in fiscal year 2016, an increase of 20.1% or $9.0 million. The increase was primarily driven by an increase in salaries and employee benefits of $7.6 million, which was driven by a 13% increase in full-time equivalent employees, mostly related to the acquisition of HF Financial completed in 2016, and higher cost of employee benefits, which is primarily related to health insurance. Data processing increased by $1.0 million, driven by recent technology investments, and professional fees increased by $0.9 million, driven by consulting costs for compliance-related projects and investments in branch security.
Noninterest expense was $106.4 million for the first six months of fiscal year 2017 compared to $89.1 million for the same period in fiscal year 2016, an increase of $17.3 million, or 19.4%. The increase was primarily driven by an increase in salaries and employee benefits of $13.9 million, an increase in data processing of $1.4 million, an increase in net loss recognized on repossessed property and other related expenses of $1.0 million and an increase of $0.9 million in occupancy expenses.

Our efficiency ratio was 47.0% and 45.5% for the three month periods ending March 31, 2017 and 2016, respectively. Our efficiency ratio was 46.0% and 45.3%, respectively, for the six month periods ending March 31, 2017 and 2016. For more information on our tangible noninterest expense and efficiency ratio, including a reconciliation of each to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $18.2 million for the second quarter of fiscal year 2017 represents an effective tax rate of 34.1%, compared to a provision of $17.2 million or an effective tax rate of 35.9% for the comparable period. The provision for income taxes of $34.3 million for the first six months of fiscal year 2017 represents an effective tax rate of 32.2%, compared to a provision of $33.2 million or an effective tax rate of 35.2% for the comparable period in fiscal year 2016. The lower effective tax rate for the first six months of fiscal year 2017 was primarily driven by the favorable resolution of a $1.6 million income tax payable with the Company's former parent company.
Return on Assets and Equity
The table below presents our return on average total assets, return on average common equity and average common equity to average assets ratio for the dates presented:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Return on average total assets	1.26%	1.24%	1.27%	1.24%
Return on average common equity	8.5%	8.3%	8.6%	8.3%
Average common equity to average assets ratio	14.9%	15.0%	14.8%	15.0%
Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated:

	As of
	March 31, 2017	September 30, 2016
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$11,356,841	$11,531,180
Loans [1]	8,697,426	8,682,644
Allowance for loan and lease losses	62,685	64,642
Deposits	9,091,918	8,604,790
Stockholders' equity	1,706,861	1,663,391
Tangible common equity [2]	957,495	912,636
Tier 1 capital ratio	11.6%	11.1%
Total capital ratio	12.7%	12.2%
Tier 1 leverage ratio	10.0%	9.5%
Common equity tier 1 ratio	10.8%	10.2%
Tangible common equity / tangible assets [2]	9.0%	8.5%
Book value per share - GAAP	$29.05	$28.34
Tangible book value per share [2]	$16.29	$15.55
Nonaccrual loans / total loans	1.47%	1.46%
Net charge-offs (recoveries) / average total loans [3]	0.30%	0.12%
Allowance for loan and lease losses / total loans	0.72%	0.74%

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

Our total assets were $11.36 billion at March 31, 2017, compared with $11.53 billion at September 30, 2016. The decrease in total assets during the first six months of fiscal year 2017 was principally attributable to a decrease in cash and cash equivalents of $188.7 million since September 30, 2016. At March 31, 2017, loans were $8.70 billion, compared to $8.68 billion at September 30, 2016. This growth was primarily driven by growth in CRE and commercial non-real estate segments of the loan portfolio, offset by reductions in agriculture and residential real estate loans. During the first six months of fiscal year 2017, total deposits grew by $487.1 million, or 5.7%. Deposit growth was driven by $146.1 million of noninterest-bearing deposit growth and $341.0 million of interest-bearing deposit growth, which is net of continued outflows of time deposits.
Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated:

	March 31, 2017	September 30, 2016
	(dollars in thousands)
Unpaid principal balance:
Commercial non-real estate [1]
Originated	$1,626,572	$1,601,328
Acquired	63,577	71,838
Total	1,690,149	1,673,166
Agriculture [1]
Originated	1,961,244	1,974,226
Acquired	153,043	194,711
Total	2,114,287	2,168,937
Commercial real estate [1]
Originated	3,312,581	3,171,516
Acquired	538,254	582,591
Total	3,850,835	3,754,107
Residential real estate
Originated	735,738	746,384
Acquired	235,636	274,574
Total	971,374	1,020,958
Consumer
Originated	62,124	59,850
Acquired	12,594	16,423
Total	74,718	76,273
Other lending
Originated	39,902	42,398
Acquired	74	79
Total	39,976	42,477
Total originated	7,738,161	7,595,702
Total acquired	1,003,178	1,140,216
Total unpaid principal balance	8,741,339	8,735,918
Less: Unamortized discount on acquired loans	(34,812)	(39,947)
Less: Unearned net deferred fees and costs and loans in process	(9,101)	(13,327)
Total loans	8,697,426	8,682,644
Allowance for loan and lease losses	(62,685)	(64,642)
Loans, net	$8,634,741	$8,618,002

[1] Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

We have successfully completed nine acquisitions since 2006. Our most recent acquisition of HF Financial, which represented approximately $863.7 million in acquired loans, was completed on May 16, 2016.

During the first six months of fiscal year 2017, total loans increased by 0.2%, or $14.8 million. The growth was primarily focused in CRE and commercial non-real estate segments of the loan portfolio, which grew $96.7 million and $17.0 million, respectively, offset by reductions of $54.7 million in agriculture loans and $49.6 million in residential real estate loans.
The following table presents an analysis of the unpaid principal balance of our loan portfolio at March 31, 2017, by borrower and collateral type and by each of the five major geographic areas we use to manage our markets.

	March 31, 2017
	Nebraska	Iowa / Kansas / Missouri	South Dakota	Arizona / Colorado	North Dakota / Minnesota	Other(2)	Total	%
	(dollars in thousands)
Commercial non-real estate [1]	$328,498	$809,468	$305,546	$191,460	$9,064	$46,113	$1,690,149	19.3%
Agriculture [1]	149,675	438,762	763,419	762,164	3,286	(3,019)	2,114,287	24.2%
Commercial real estate [1]	744,682	973,549	1,014,064	909,932	194,352	14,256	3,850,835	44.0%
Residential real estate	213,874	281,221	243,233	179,349	16,700	36,997	971,374	11.1%
Consumer	15,717	26,103	28,495	2,588	727	1,088	74,718	0.9%
Other lending	—	—	—	—	—	39,976	39,976	0.5%
Total	$1,452,446	$2,529,103	$2,354,757	$2,045,493	$224,129	$135,411	$8,741,339	100.0%
% by location	16.6%	28.9%	26.9%	23.4%	2.6%	1.6%	100.0%

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

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at March 31, 2017:

March 31, 2017
(dollars in thousands)
Commercial non-real estate	$1,690,149
Agriculture real estate	989,001
Agriculture operating loans	1,125,286
Agriculture	2,114,287
Construction and development	450,419
Owner-occupied CRE	1,191,348
Non-owner-occupied CRE	1,754,631
Multifamily residential real estate	454,437
Commercial real estate	3,850,835
Home equity lines of credit	327,506
Closed-end first lien	470,201
Closed-end junior lien	42,233
Residential construction	131,434
Residential real estate	971,374
Consumer	74,718
Other	39,976
Total unpaid principal balance	$8,741,339
Commercial Non-Real Estate. Commercial non-real estate, or business lending, represents one of our core competencies. We believe that providing a tailored range of integrated products and services, including lending, to small- and medium-enterprise customers is the business at which we excel and through which we can generate favorable returns for our stockholders. We offer a number of different products including working capital and other shorter-term lines of credit, fixed-rate loans and variable rate loans with interest rate swaps over a wide range of terms, and variable-rate loans with varying terms. Our bank's direct exposure to energy-related borrowers is less than 1.3% of total loans.
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at December 31, 2016, we were ranked the fifth-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core competencies. In 2011, agriculture loans comprised approximately 21% of our overall loan portfolio, compared to 24.2% as of March 31, 2017. We target a 20% to 30% portfolio composition for agriculture loans according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. While our borrowers have experienced volatile commodity prices over recent years, we believe there continues to typically be strong secondary sources of repayment and low borrower leverage for the agriculture loan portfolio.
Commercial Real Estate. CRE includes owner-occupied CRE, non-owner-occupied CRE, construction and development lending, and multi-family residential real estate. While CRE lending will remain a significant component of our overall loan portfolio, we are committed to managing our exposure to riskier construction and development lending specifically, and to CRE lending in general, by targeting relationships with sound management and financials which are priced to reflect the amount of risk we accept as the lender.
Residential Real Estate. Residential real estate lending reflects 1-to-4-family real estate construction loans, closed-end first-lien mortgages (primarily single-family long-term first mortgages resulting from acquisitions of other banks), closed-end junior-lien mortgages and home equity lines of credit, or HELOCs. Our closed-end first-lien mortgages include a small percentage of single-family first mortgages that we originate and do not subsequently sell into the secondary market, including some jumbo products, adjustable-rate mortgages and rural home mortgages. Conversely, a large percentage of our total single-family first mortgage originations are sold into the secondary market in order to meet our interest rate risk management objectives.
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
The following table presents the maturity distribution of our loan portfolio as of March 31, 2017. The maturity dates were determined based on the contractual maturity date of the loan:

	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$658,322	$543,313	$488,514	$1,690,149
Agriculture	964,265	757,740	392,282	2,114,287
Commercial real estate	327,357	1,724,366	1,799,112	3,850,835
Residential real estate	225,966	356,511	388,897	971,374
Consumer	10,357	50,890	13,471	74,718
Other lending	39,976	—	—	39,976
Total	$2,226,243	$3,432,820	$3,082,276	$8,741,339

The following table presents the distribution, as of March 31, 2017, of our loans that were due after one year between fixed and variable interest rates:

	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$670,709	$361,118	$1,031,827
Agriculture	867,476	282,546	1,150,022
Commercial real estate	1,755,346	1,768,132	3,523,478
Residential real estate	218,190	527,218	745,408
Consumer	48,625	15,736	64,361
Total	$3,560,346	$2,954,750	$6,515,096
OREO
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. OREO assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the asset at an acceptable price in a timely manner. Our total OREO carrying value was $7.0 million as of March 31, 2017, a decrease of $1.1 million, or 13.6%, compared to December 31, 2016 and a decrease of $3.3 million, or 32.0%, compared to September 30, 2016. The amount of OREO covered by FDIC loss-sharing agreements was $0.0 million and $0.1 million as of March 31, 2017 and September 30, 2016, respectively. The following table presents our OREO balances for the period indicated:

	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017
	(dollars in thousands)
Beginning balance	$8,093	$10,282
Additions to OREO	111	1,221
Valuation adjustments and other	(472)	(873)
Sales	(738)	(3,636)
Ending balance	$6,994	$6,994
Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated:

	March 31, 2017	September 30, 2016
	(dollars in thousands)
U.S. Treasury securities	$227,521	$227,007
Mortgage-backed securities:
Government National Mortgage Association	592,330	664,529
Federal National Mortgage Association	271,184	212,452
Small Business Assistance Program	198,313	142,921
States and political subdivision securities	71,288	55,525
Corporate debt securities	—	4,998
Other	1,013	1,013
Total	$1,361,649	$1,308,445
We have historically invested excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. Since September 30, 2016, the fair value of the portfolio has increased by $33.5 million, or 2.5%.

The following table presents the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period held at March 31, 2017. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield ("WA Yield") on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	March 31, 2017
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
U.S. Treasury securities	$24,917	1.27%	$202,604	1.60%	$—	—%	$—	—%	$—	—%	$—	—%	$227,521	1.56%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,061,827	2.05%	—	—%	1,061,827	2.05%
States and political subdivision securities	5,346	1.19%	46,114	1.44%	19,706	1.85%	122	5.00%	—	—%	—	—%	71,288	1.54%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,013	—%	1,013	—%
Total	$30,263	1.26%	$248,718	1.57%	$19,706	1.85%	$122	5.00%	$1,061,827	2.05%	$1,013	—%	$1,361,649	1.94%
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
The following table presents the dollar amount of nonaccrual loans, OREO, restructured performing loans and accruing loans over 90 days past due, at the end of the dates indicated. Loans covered by FDIC loss-sharing agreements are generally pooled with other similar loans and are accreting purchase discount into income each period. Subject to compliance with the applicable loss-sharing agreement, we are indemnified by the FDIC at a rate of 80% for any future credit losses on loans covered by a FDIC loss-sharing agreement through June 4, 2020 for single-family real estate loans.

	March 31, 2017	September 30, 2016
	(dollars in thousands)
Nonaccrual loans [1]
Commercial non-real estate
Loans not covered by FDIC loss-sharing agreements	$27,285	$27,307
Total	27,285	27,307
Agriculture
Loans not covered by FDIC loss-sharing agreements	71,962	68,526
Total	71,962	68,526
Commercial real estate
Loans not covered by FDIC loss-sharing agreements	19,014	20,624
Total	19,014	20,624
Residential real estate
Loans covered by FDIC loss-sharing agreements	3,938	4,095
Loans not covered by FDIC loss-sharing agreements	5,272	5,599
Total	9,210	9,694
Consumer
Loans not covered by FDIC loss-sharing agreements	204	244
Total	204	244

	March 31, 2017	September 30, 2016
	(dollars in thousands)
Nonaccrual loans [1]
Total nonaccrual loans covered by FDIC loss-sharing agreements	3,938	4,095
Total nonaccrual loans not covered by FDIC loss-sharing agreements	123,737	122,300
Total nonaccrual loans	127,675	126,395
OREO	6,994	10,282
Total nonperforming assets	134,669	136,677
Restructured performing loans	38,655	46,568
Total nonperforming and restructured assets	$173,324	$183,245

Accruing loans 90 days or more past due	$3,783	$1,991
Nonperforming restructured loans included in total nonaccrual loans	$43,528	$36,778

Percent of total assets
Nonaccrual loans [1]
Loans not covered by FDIC loss-sharing agreements	1.09%	1.06%
Total	1.12%	1.10%
OREO	0.06%	0.09%
Nonperforming assets [2]	1.19%	1.19%
Nonperforming and restructured assets [2]	1.53%	1.59%

[1] Includes nonperforming restructured loans
[2] Includes nonaccrual loans, which includes nonperforming restructured loans.
At March 31, 2017 and September 30, 2016, our nonperforming assets were 1.19% of total assets. Nonaccrual loans were $127.7 million as of March 31, 2017, with $3.9 million of the balance covered by FDIC loss-sharing agreements. Total nonaccrual loans increased by $1.3 million compared to September 30, 2016. Total OREO balances were $7.0 million as of March 31, 2017, a decrease of $3.3 million, or 32.0%, compared to September 30, 2016.
We recognized approximately $0.5 million of interest income on loans that were on nonaccrual for the six month period ended March 31, 2017. Excluding loans covered by FDIC loss-sharing agreements, we had average nonaccrual loans (calculated as a two-point average) of $123.0 million outstanding during the first six months of fiscal year 2017. Based on the average loan portfolio yield for these loans for the first six months of fiscal year 2017, we estimate that interest income would have been $2.9 million higher during this period had these loans been accruing.
Nonaccrual loans covered by FDIC loss-sharing agreements continued to decline and are down $0.2 million since September 30, 2016, due to natural runoff through payment.
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

The table below outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated:

	March 31, 2017	September 30, 2016
	(dollars in thousands)
Commercial non-real estate
Performing TDRs	$4,859	$8,102
Nonperforming TDRs	2,033	4,789
Total	6,892	12,891
Agriculture
Performing TDRs	28,162	19,823
Nonperforming TDRs	38,674	28,688
Total	66,836	48,511
Commercial real estate
Performing TDRs	5,302	18,250
Nonperforming TDRs	2,178	2,356
Total	7,480	20,606
Residential real estate
Performing TDRs	328	370
Nonperforming TDRs	614	937
Total	942	1,307
Consumer
Performing TDRs	4	23
Nonperforming TDRs	29	8
Total	33	31
Total performing TDRs	38,655	46,568
Total nonperforming TDRs	43,528	36,778
Total TDRs	$82,183	$83,346
We entered into loss-sharing agreements with the FDIC related to certain assets (loans and OREO) acquired from TierOne Bank on June 4, 2010. We are generally indemnified by the FDIC at a rate of 80% for any future credit losses through June 4, 2020 for single-family real estate loans and OREO. Our commercial loss-sharing agreement with the FDIC has expired. The table below presents nonaccrual loans, TDRs, and OREO covered by the remaining loss-sharing agreement; a rollforward of the allowance for loan and lease losses for loans covered by the remaining loss-sharing agreement; a rollforward of allowance for loan and lease losses for ASC 310-30 loans covered by the remaining loss-sharing agreement; and a rollforward of OREO covered by the remaining loss-sharing agreement at and for the periods presented.

	At and for the six months ended March 31, 2017	At and for the fiscal year ended September 30, 2016
	(dollars in thousands)
Assets covered by FDIC loss-sharing agreements
Nonaccrual loans [1]	$3,938	$4,095
TDRs	210	255
OREO	—	106
Allowance for loan and lease losses, loans covered by FDIC loss-sharing agreements
Balance at beginning of period	$907	$1,625
Recoupment of previously-recorded impairment	(892)	(677)
Charge-offs	(15)	(41)
Balance at end of period	$—	$907

	At and for the six months ended March 31, 2017	At and for the fiscal year ended September 30, 2016
	(dollars in thousands)
OREO covered by loss-sharing arrangement
Balance at beginning of period	$106	$61
Additions to OREO	14	182
Valuation adjustments and other	—	(15)
Sales	(120)	(122)
Balance at end of period	$—	$106

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

The following table presents an analysis of our allowance for loan and lease losses, including provisions for loan and lease losses, charge-offs and recoveries, for the periods indicated:

	At and for the six months ended March 31, 2017	At and for the fiscal year ended September 30, 2016
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$64,642	$57,200
Provision charged to expense	12,010	18,011
Impairment of ASC 310-30 loans	(952)	(1,056)
Charge-offs:
Commercial non-real estate	(3,693)	(2,629)
Agriculture	(7,420)	(4,294)
Commercial real estate	(1,824)	(3,625)
Residential real estate	(267)	(1,157)
Consumer	(110)	(206)
Other lending	(1,317)	(2,255)
Total charge-offs	(14,631)	(14,166)

Recoveries:
Commercial non-real estate	219	1,429
Agriculture	144	556
Commercial real estate	385	719
Residential real estate	262	495
Consumer	30	149
Other lending	576	1,305
Total recoveries	1,616	4,653

Net loan charge-offs	(13,015)	(9,513)

Balance at end of period	$62,685	$64,642

Average total loans for the period [1]	$8,647,258	$7,850,282
Total loans at period end [1]	$8,697,426	$8,682,644
Ratios
Net charge-offs to average total loans [3]	0.30%	0.12%
Allowance for loan and lease losses to:
Total loans	0.72%	0.74%
Nonaccruing loans [2]	50.66%	52.86%

[1] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
[2] Nonaccruing loans excludes loans covered by FDIC loss-sharing agreements.
[3] Annualized for partial-year periods
In the first six months of fiscal year 2017, net charge-offs were $13.0 million, or 0.30% of average total loans, comprised of $14.6 million of charge-offs and $1.6 million of recoveries. For fiscal year 2016, net charge-offs were $9.5 million, or 0.12%, of average total loans. The higher level of net charge-offs recognized during the period were concentrated in the agriculture, C&I and commercial real estate segments of the loan portfolio. The majority of the increase was driven by charge-offs related to loans that had been identified as potential problem loans prior to September 30, 2016 and for which a specific ALLL had previously been recorded.
At March 31, 2017, the allowance for loan and lease losses was 0.72% of our total loan portfolio, a 2 basis point decrease compared to 0.74% at September 30, 2016. The higher level of net charge-offs recognized in the first six months of 2017 was the primary driver of the reduction in ALLL as the majority of charge-offs related to loans for which a specific ALLL had previously been recorded. The balance of the ALLL decreased from $64.6 million to $62.7 million over the same period.

Additionally, a portion of our loans which are carried at fair value, totaling $1.06 billion at March 31, 2017 and $1.13 billion at September 30, 2016, respectively, have no associated allowance for loan and lease losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for loan and lease losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $7.7 million and $7.4 million at March 31, 2017 and September 30, 2016, respectively, translating to an additional 0.09% of total loans at March 31, 2017 and September 30, 2016. Finally, total purchase discount remaining on all acquired loans equates to 0.40% and 0.46% of total loans at March 31, 2017 and September 30, 2016, respectively.
The following table presents management’s historical allocation of the allowance for loan and lease losses by loan category, in both dollars and percentage of our total allowance for loan and lease losses, to specific loans in those categories at the dates indicated:

	March 31, 2017		September 30, 2016
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial non-real estate	$11,949	19.1%	$12,990	20.1%
Agriculture	26,320	42.0%	25,115	38.9%
Commercial real estate	16,996	27.1%	17,946	27.8%
Residential real estate	6,069	9.7%	7,106	11.0%
Consumer	371	0.5%	438	0.6%
Other lending	980	1.6%	1,047	1.6%
Total	$62,685	100.0%	$64,642	100.0%

Management will continue to evaluate the loan portfolio and assess economic conditions in order to determine future allowance levels and the amount of loan and lease loss provisions. We review the appropriateness of our allowance for loan and lease losses on a monthly basis. Management monitors closely all past due and restructured loans in assessing the appropriateness of its allowance for loan and lease losses. In addition, we follow procedures for reviewing and grading all substantial commercial and agriculture relationships at least annually. Based predominantly upon the review and grading process, we determine the appropriate level of the allowance in response to our assessment of the probable risk of loss inherent in our loan portfolio. Management makes additional loan and lease loss provisions when the results of its problem loan assessment methodology or overall allowance appropriateness test indicate additional provisions are required.
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.5 million at March 31, 2017 and September 30, 2016.
Deposits
We obtain funds from depositors by offering consumer and business demand deposit accounts, money market accounts, NOW accounts, savings accounts and term time deposits. At March 31, 2017 and September 30, 2016, our total deposits were $9.09 billion and $8.60 billion, respectively, an increase of 5.7%, which was primarily spread across commercial deposit accounts. Our accounts are federally insured by the FDIC up to the legal maximum. We have significantly shifted the composition of our deposit portfolio away from time deposits toward demand, NOW, money market and savings accounts in recent years.

The following table presents the balances and weighted average cost of our deposit portfolio at the following dates:

	March 31, 2017		September 30, 2016
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Non-interest-bearing demand	$2,026,627	—%	$1,880,512	—%
NOW accounts, money market and savings	5,779,737	0.46%	5,343,183	0.36%
Time certificates, $250,000 or more	254,706	1.02%	265,904	0.99%
Other time certificates	1,030,848	0.68%	1,115,191	0.65%
Total	$9,091,918	0.40%	$8,604,790	0.34%
Municipal public deposits constituted $819.2 million and $874.5 million of our deposit portfolio at March 31, 2017, and September 30, 2016, respectively, of which $478.1 million and $492.7 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 8.8% and 7.9% of our total deposits at March 31, 2017 and September 30, 2016, respectively.
The following table presents deposits by region:

	March 31, 2017	September 30, 2016
	(dollars in thousands)
Iowa / Kansas / Missouri	$2,704,169	$2,531,781
Nebraska	2,506,147	2,297,599
South Dakota	2,279,196	2,258,707
Arizona / Colorado	1,434,685	1,331,127
North Dakota / Minnesota	101,066	101,421
Corporate and other	66,655	84,155
Total deposits	$9,091,918	$8,604,790
We fund a portion of our assets with time deposits that have balances of $250,000 or more and that have maturities generally in excess of six months. At March 31, 2017 and September 30, 2016, our time deposits of $250,000 or more totaled $254.7 million and $265.9 million, respectively. The following table presents the maturities of our time deposits of $250,000 or more and less than $250,000 in size at March 31, 2017:

	Greater than or equal to $250,000	Less than $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$59,287	$202,399
Over three through six months	41,844	181,759
Over six through twelve months	49,673	261,162
Over twelve months	103,902	385,528
Total	$254,706	$1,030,848
Percent of total deposits	2.8%	11.3%
At March 31, 2017 and September 30, 2016, the average remaining maturity of all time deposits was approximately 15 and 14 months, respectively. The average time deposits amount per account was approximately $27,108 and $27,237 at March 31, 2017 and September 30, 2016, respectively.
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
Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted:

	At and for the Six Months Ended March 31, 2017	At and for the Fiscal Year Ended September 30, 2016
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$124,472	$138,744
FHLB advances	92,000	231,000
Other short-term borrowings	$1,600	$—
Total short-term borrowings	$218,072	$369,744

Maximum amount outstanding at any month-end during the period	$216,472	$549,227
Average amount outstanding during the period	$213,915	$272,344
Weighted average rate for the period	0.50%	0.37%
Weighted average rate as of date indicated	0.76%	0.46%
In 2015, we agreed to a $10.0 million revolving line of credit with a large national bank, which expires July 28, 2017, at an interest rate of LIBOR + 200 basis points. At March 31, 2017, we did not have any advances on the line of credit.
Other Borrowings
We have outstanding $75.9 million and $80.9 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of March 31, 2017 and September 30, 2016, respectively. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital. In the first quarter of fiscal year 2017, the Company redeemed 5,000 shares of the HF Capital Trust V Debentures under the First Supplemental Indenture dated May 13, 2016.
In 2015, we issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at March 31, 2017, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, commencing on February 15, 2016 until August 15, 2020. During the first six months of fiscal year 2017, we incurred $2.2 million in interest expense on all outstanding subordinated debentures and notes compared to $1.7 million in the same period in fiscal year 2016, which related to the increase in subordinated debt acquired in the HF Financial acquisition.

Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at March 31, 2017. Customer deposit obligations categorized as “not determined” include noninterest-bearing demand accounts, NOW accounts, money market and savings accounts.

	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$768,326	$240,046	$247,695	$1,565	$7,834,286	$9,091,918
Securities sold under agreement to repurchase	124,472	—	—	—	—	124,472
FHLB advances and other borrowings	118,600	31,000	—	115,000	—	264,600
Subordinated notes payable	—	—	—	75,920	—	75,920
Subordinated debentures	—	—	—	35,000	—	35,000
Operating leases, net of sublease income	5,298	4,932	10,350	7,952	—	28,532
Accrued interest payable	3,983	—	—	—	—	3,983
Interest on FHLB advances	2,360	1,897	5,595	1,627	—	11,479
Interest on subordinated notes payable	1,706	1,706	5,119	5,759	—	14,290
Interest on subordinated debentures	2,524	2,524	7,572	31,907	—	44,527
Other Commitments:
Commitments to extend credit—non-credit card	$1,261,510	$181,316	$448,065	$219,981	$—	$2,110,872
Commitments to extend credit—credit card	194,984	—	—	—	—	194,984
Letters of credit	65,261	—	—	—	—	65,261
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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated:

	March 31, 2017	September 30, 2016
	(dollars in thousands)
Commitments to extend credit	$2,305,856	$2,158,041
Letters of credit	65,261	61,802
Total	$2,371,117	$2,219,843
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
Great Western Bancorp, Inc. Our holding company's primary source of liquidity is cash obtained from dividends paid by our bank. We primarily use our cash for the payment of dividends, when and if declared by our board of directors, and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our bank through equity contributions and for acquisitions. At March 31, 2017, our holding company had $19.6 million of cash. During the second quarter of fiscal year 2017, we declared and paid a dividend of $0.17 per common share. The outstanding amounts under our revolving line of credit with a large national bank and our private placement subordinated capital notes together totaled $35.0 million at March 31, 2017. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities.
Great Western Bank. Our bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At March 31, 2017, our bank had cash of $335.9 million and $1.35 billion of highly-liquid securities held in our investment portfolio, of which $836.5 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our bank also had $263.0 million in FHLB borrowings at March 31, 2017, with additional available lines of $1.72 billion. Our bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At March 31, 2017, we had a total of $2.37 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our bank are based on the Basel III framework, as implemented by the federal bank regulators.
The following table presents our regulatory capital ratios at March 31, 2017 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,053,829	11.6%	6.0%	8.0%
Total capital	1,151,996	12.7%	8.0%	10.0%
Tier 1 leverage	1,053,829	10.0%	4.0%	5.0%
Common equity Tier 1	980,364	10.8%	5.75%	6.5%
Risk-weighted assets	9,080,958

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bank
Tier 1 capital	$1,066,744	11.8%	6.0%	8.0%
Total capital	1,129,911	12.4%	8.0%	10.0%
Tier 1 leverage	1,066,744	10.1%	4.0%	5.0%
Common equity Tier 1	1,066,744	11.8%	5.75%	6.5%
Risk-weighted assets	9,077,065
At March 31, 2017 and September 30, 2016, our Tier 1 capital included an aggregate of $73.5 million and $77.2 million, respectively, of trust preferred securities issued by our subsidiaries. At March 31, 2017, our Tier 2 capital included $62.7 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. At September 30, 2016, our Tier 2 capital included $64.6 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. Our total risk-weighted assets were $9.08 billion at March 31, 2017.
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
In particular, we evaluate our profitability and performance based on our adjusted net income, adjusted earnings per common share, tangible net income and return on average tangible common equity,. Our adjusted net income and adjusted earnings per common share exclude the after-tax effect of items with a significant impact to net income that we do not believe to be recurring in nature, (e.g., one-time acquisition expenses). Our tangible net income and return on average tangible common equity exclude the effects of amortization expense relating to intangible assets and related tax effects from the acquisition of us by NAB and our acquisitions of other institutions. We believe these measures help highlight trends associated with our financial condition and results of operations by providing net income and return information excluding significant nonrecurring items (for adjusted net income and adjusted earnings per share) and based on our cash payments and receipts during the applicable period (for cash net income and return on average tangible common equity).
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

	At or for the six months ended:		At or for the three months ended:
	March 31, 2017	March 31, 2016	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income - GAAP	$72,065	$61,135	$35,162	$36,903	$33,758	$26,360	$30,674
Add: Acquisition expenses	710	771	—	710	2,742	12,179	771
Add: Tax effect at 38%	(270)	(293)	—	(270)	(1,042)	(4,628)	(293)
Adjusted net income	$72,505	$61,613	$35,162	$37,343	$35,458	$33,911	$31,152

Weighted average diluted common shares outstanding	59,032,787	55,401,164	59,073,669	58,991,905	58,938,367	57,176,705	55,408,876
Earnings per common share - diluted	$1.22	$1.10	$0.60	$0.63	$0.57	$0.46	$0.55
Adjusted earnings per common share - diluted	$1.23	$1.11	$0.60	$0.63	$0.60	$0.59	$0.56

Tangible net income and return on average tangible common equity:
Net income - GAAP	$72,065	$61,135	$35,162	$36,903	$33,758	$26,360	$30,674
Add: Amortization of intangible assets	1,389	1,417	550	839	1,024	822	708
Add: Tax on amortization of intangible assets	(213)	(440)	(50)	(163)	(220)	(220)	(220)
Tangible net income	$73,241	$62,112	$35,662	$37,579	$34,562	$26,962	$31,162

Average common equity	$1,676,506	$1,476,424	$1,686,770	$1,666,243	$1,647,155	$1,567,372	$1,488,398
Less: Average goodwill and other intangible assets	749,964	704,221	749,638	750,290	750,756	727,707	703,866
Average tangible common equity	$926,542	$772,203	$937,132	$915,953	$896,399	$839,665	$784,532
Return on average common equity *	8.6%	8.3%	8.5%	8.8%	8.2%	6.8%	8.3%
Return on average tangible common equity **	15.9%	16.1%	15.4%	16.3%	15.3%	12.9%	16.0%

* Calculated as net income - GAAP divided by average common equity. Annualized for partial-year periods.
** Calculated as tangible net income divided by average tangible common equity. Annualized for partial-year periods.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$196,042	$172,295	$97,399	$98,642	$98,227	$91,652	$86,338
Add: Tax equivalent adjustment	4,323	3,617	2,182	2,142	2,012	1,905	1,791
Net interest income (FTE)	200,365	175,912	99,581	100,784	100,239	93,557	88,129
Add: Current realized derivative gain (loss)	(8,361)	(10,827)	(3,875)	(4,486)	(4,895)	(5,005)	(5,175)
Adjusted net interest income (FTE)	$192,004	$165,085	$95,706	$96,298	$95,344	$88,552	$82,954

Average interest-earning assets	$10,215,580	$8,828,558	$10,144,875	$10,286,284	$10,173,743	$9,528,576	$8,892,465
Net interest margin (FTE) *	3.93%	3.99%	3.98%	3.89%	3.92%	3.95%	3.99%
Adjusted net interest margin (FTE) **	3.77%	3.74%	3.83%	3.71%	3.73%	3.74%	3.75%

* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

	At or for the six months ended:		At or for the three months ended:
	March 31, 2017	March 31, 2016	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in thousands except share and per share amounts)
Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non ASC 310-30 loans:
Interest income - GAAP	$198,165	$172,101	$98,825	$99,339	$99,058	$91,829	$86,534
Add: Tax equivalent adjustment	4,323	3,617	2,182	2,142	2,012	1,905	1,791
Interest income (FTE)	202,488	175,718	101,007	101,481	101,070	93,734	88,325
Add: Current realized derivative gain (loss)	(8,361)	(10,827)	(3,875)	(4,486)	(4,895)	(5,005)	(5,175)
Adjusted interest income (FTE)	$194,127	$164,891	$97,132	$96,995	$96,175	$88,729	$83,150

Average non ASC 310-30 loans	$8,523,800	$7,282,371	$8,531,652	$8,515,947	$8,477,214	$7,903,860	$7,371,600
Yield (FTE) *	4.76%	4.83%	4.80%	4.73%	4.74%	4.77%	4.82%
Adjusted yield (FTE) **	4.57%	4.53%	4.62%	4.52%	4.51%	4.52%	4.54%

* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue - GAAP	$223,783	$189,940	$111,233	$112,549	$114,025	$100,749	$95,339
Add: Tax equivalent adjustment	4,323	3,617	2,182	2,142	2,012	1,905	1,791
Total revenue (FTE)	$228,106	$193,557	$113,415	$114,691	$116,037	$102,654	$97,130

Noninterest expense	$106,389	$89,075	$53,852	$52,537	$57,342	$61,222	$44,855
Less: Amortization of intangible assets	1,389	1,417	550	839	1,024	822	708
Tangible noninterest expense	$105,000	$87,658	$53,302	$51,698	$56,318	$60,400	$44,147
Efficiency ratio *	46.0%	45.3%	47.0%	45.1%	48.5%	58.8%	45.5%

* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,706,861	$1,509,202	$1,706,861	$1,678,638	$1,663,391	$1,640,511	$1,509,202
Less: Goodwill and other intangible assets	749,366	703,508	749,366	749,916	750,755	751,217	703,508
Tangible common equity	$957,495	$805,694	$957,495	$928,722	$912,636	$889,294	$805,694

Total assets	$11,356,841	$9,942,295	$11,356,841	$11,422,617	$11,531,180	$11,453,222	$9,942,295
Less: Goodwill and other intangible assets	749,366	703,508	749,366	749,916	750,755	751,217	703,508
Tangible assets	$10,607,475	$9,238,787	$10,607,475	$10,672,701	$10,780,425	$10,702,005	$9,238,787
Tangible common equity to tangible assets	9.0%	8.7%	9.0%	8.7%	8.5%	8.3%	8.7%

Tangible book value per share:
Total stockholders' equity	$1,706,861	$1,509,202	$1,706,861	$1,678,638	$1,663,391	$1,640,511	$1,509,202
Less: Goodwill and other intangible assets	749,366	703,508	749,366	749,916	750,755	751,217	703,508
Tangible common equity	$957,495	$805,694	$957,495	$928,722	$912,636	$889,294	$805,694

Common shares outstanding	58,760,517	55,245,177	58,760,517	58,755,989	58,693,304	58,693,499	55,245,177
Book value per share - GAAP	$29.05	$27.32	$29.05	$28.57	$28.34	$27.95	$27.32
Tangible book value per share	$16.29	$14.58	$16.29	$15.81	$15.55	$15.15	$14.58
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
As of March 31, 2017, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of March 31, 2017 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended March 31, 2017
Change in Market Interest Rates as of March 31, 2017	Twelve Months Ending March 31, 2018	Twelve Months Ending March 31, 2019
Immediate Shifts
+400 basis points	13.77%	19.69%
+300 basis points	10.34%	14.84%
+200 basis points	6.90%	9.96%
+100 basis points	3.43%	4.99%
-100 basis points	(4.96)%	(7.24)%

Gradual Shifts
+400 basis points	3.42%
+300 basis points	2.58%
+200 basis points	1.73%
+100 basis points	0.88%
-100 basis points	(1.99)%
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
From time to time we are a party to various litigation and regulatory matters incidental to the conduct of our business. We establish reserves for such matters when potential losses become probable and can be reasonably estimated. We believe the ultimate resolution of existing litigation and regulatory matters will not have a material adverse effect on our financial condition, results of operations or cash flows. However, changes in circumstances or additional information could result in additional accruals or resolution of these matters in excess of established accruals, which could adversely affect our financial condition, results of operations or cash flows, potentially materially.

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Equity Securities
None.

Purchases of Equity Securities

We did not repurchase any of our common stock during the second quarter of fiscal year 2017.

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

Great Western Bancorp, Inc.
Date: May 9, 2017	By: ______/s/_Peter Chapman_________________ Name: Peter Chapman Title: Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS

Number	Description

11.1	Statement regarding Computation of Per Share Earnings (included as Note 19 to the registrant's unaudited consolidated financial statements)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished, not filed

