Form 10-Q
period 2017-06-30
Great Western Bancorp, Inc.
filed 2017-08-09
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of August 1, 2017, the number of shares of the registrant’s Common Stock outstanding was 58,761,597.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” "views," “intends” and similar words or phrases. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement to reflect events or circumstances occurring after the date on which the statement is made or to reflect the occurrence of unanticipated events.

4-

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	(Unaudited)
	June 30, 2017	September 30, 2016
Assets
Cash and due from banks	$172,924	$142,152
Interest-bearing bank deposits	154,977	382,459
Cash and cash equivalents	327,901	524,611
Securities available for sale	1,366,442	1,317,386
Loans, net of unearned discounts and deferred fees, including $61,789 and $73,272 of loans covered by FDIC loss share agreements at June 30, 2017 and September 30, 2016, respectively, and $1,049,548 and $1,131,111 of loans and written loan commitments at fair value under the fair value option at June 30, 2017 and September 30, 2016, respectively, and $11,504 and $12,918 of loans held for sale at June 30, 2017 and September 30, 2016, respectively	8,791,852	8,682,644
Allowance for loan and lease losses	(64,214)	(64,642)
Net loans	8,727,638	8,618,002
Premises and equipment, including $5,074 and $8,112 of property held for sale at June 30, 2017 and September 30, 2016, respectively	114,219	118,506
Accrued interest receivable	45,478	49,531
Other repossessed property, including $0 and $106 of property covered by FDIC loss share agreements at June 30, 2017 and September 30, 2016, respectively	9,051	10,282
FDIC indemnification asset	6,985	10,777
Goodwill	739,023	739,023
Core deposits and other intangibles	9,805	11,732
Loan servicing rights	4,530	5,781
Cash surrender value of life insurance policies	29,403	29,166
Net deferred tax assets	44,918	38,346
Other assets	40,791	58,037
Total assets	$11,466,184	$11,531,180
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$1,915,560	$1,880,512
Interest-bearing	7,043,542	6,724,278
Total deposits	8,959,102	8,604,790
Securities sold under agreements to repurchase	123,851	141,688
FHLB advances and other borrowings	471,719	871,037
Subordinated debentures and subordinated notes payable	108,261	111,873
Fair value of derivatives	18,232	81,515
Accrued interest payable	5,006	4,074
Accrued expenses and other liabilities	47,030	52,812
Total liabilities	9,733,201	9,867,789
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 58,761,597 shares issued and outstanding at June 30, 2017 and 58,693,304 shares issued and outstanding at September 30, 2016	587	587
Additional paid-in capital	1,318,061	1,312,347
Retained earnings	419,838	344,923
Accumulated other comprehensive income (loss)	(5,503)	5,534
Total stockholders' equity	1,732,983	1,663,391
Total liabilities and stockholders' equity	$11,466,184	$11,531,180
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest and dividend income
Loans	$103,435	$93,749	$306,253	$269,137
Taxable securities	6,238	5,826	18,170	17,600
Nontaxable securities	269	61	710	85
Dividends on securities	296	396	839	832
Federal funds sold and other	163	157	728	326
Total interest and dividend income	110,401	100,189	326,700	287,980

Interest expense
Deposits	9,478	6,451	24,596	18,145
Securities sold under agreements to repurchase	86	124	298	395
FHLB advances and other borrowings	994	986	3,735	2,831
Subordinated debentures and subordinated notes payable	1,113	976	3,299	2,662
Total interest expense	11,671	8,537	31,928	24,033

Net interest income	98,730	91,652	294,772	263,947

Provision for loan and lease losses	5,796	5,372	16,854	11,892

Net interest income after provision for loan and lease losses	92,934	86,280	277,918	252,055

Noninterest income
Service charges and other fees	12,730	12,316	36,735	33,098
Wealth management fees	2,433	1,807	7,116	5,087
Mortgage banking income, net	1,828	1,669	6,130	4,143
Net gain (loss) on sale of securities	—	134	44	(196)
Net increase (decrease) in fair value of loans at fair value	6,060	14,198	(63,158)	35,253
Net realized and unrealized gain on derivatives	(9,088)	(21,925)	51,481	(53,379)
Other	1,522	898	4,878	2,733
Total noninterest income	15,485	9,097	43,226	26,739

Noninterest expense
Salaries and employee benefits	32,868	28,352	96,872	78,417
Data processing	6,378	5,625	18,020	15,822
Occupancy expenses	4,057	4,002	12,437	11,436
Professional fees	4,141	3,327	10,535	9,087
Communication expenses	992	788	2,945	2,650
Advertising	1,059	1,047	3,029	3,015
Equipment expense	809	959	2,375	2,794
Net loss recognized on repossessed property and other related expenses	152	379	1,208	479
Amortization of core deposits and other intangibles	538	822	1,927	2,239
Acquisition expenses	—	12,179	710	12,950
Other	3,928	3,742	11,254	11,408
Total noninterest expense	54,922	61,222	161,312	150,297
Income before income taxes	53,497	34,155	159,832	128,497
Provision for income taxes	18,437	7,795	52,707	41,002
Net income	$35,060	$26,360	$107,125	$87,495

Other comprehensive income (loss) - change in net unrealized gain (loss) on securities available for sale (net of deferred income tax (expense) benefit of $(721) and $(2,649) for the three months ended June 30, 2017 and 2016, respectively and $6,764 and $(4,115) for the nine months ended June 30, 2017 and 2016, respectively)	1,175	4,322	(11,037)	6,713
Comprehensive income	$36,235	$30,682	$96,088	$94,208

Basic earnings per common share
Weighted average shares outstanding	58,790,314	57,012,698	58,776,546	55,845,322
Basic earnings per share	$0.60	$0.46	$1.82	$1.57

Diluted earnings per common share
Weighted average shares outstanding	59,130,632	57,176,705	59,065,402	55,993,011
Diluted earnings per share	$0.59	$0.46	$1.81	$1.56

Dividends per share
Dividends paid	$11,752	$7,734	$31,722	$23,201
Dividends per share	$0.20	$0.14	$0.54	$0.42
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statement of Stockholders' Equity (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2015		$552	$1,201,387	$255,089	$2,318	$1,459,346
Net income	$87,495	—	—	87,495	—	87,495
Other comprehensive income, net of tax:
Net change in net unrealized gain on securities available for sale	6,713	—	—	—	6,713	6,713
Total comprehensive income	$94,208
Common stock issued in business acquisition		35	107,443	—	—	107,478
Stock-based compensation, net of tax		—	2,680	—	—	2,680
Cash dividends:
Common stock, $0.42 per share		—	—	(23,201)	—	(23,201)
Balance, June 30, 2016		$587	$1,311,510	$319,383	$9,031	$1,640,511

Balance, September 30, 2016		$587	$1,312,347	$344,923	$5,534	$1,663,391
Net income	$107,125	—	—	107,125	—	107,125
Other comprehensive income, net of tax:
Net change in net unrealized (loss) on securities available for sale	(11,037)	—	—	—	(11,037)	(11,037)
Total comprehensive income	$96,088
Cumulative effect adjustment (1)		—	751	(488)	—	263
Stock-based compensation, net of tax		—	4,963	—	—	4,963
Cash dividends:
Common stock, $0.54 per share		—	—	(31,722)	—	(31,722)
Balance, June 30, 2017		$587	$1,318,061	$419,838	$(5,503)	$1,732,983

(1) Cumulative effect adjustment relates to adoption of ASU 2016-09.
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine months ended
	June 30, 2017	June 30, 2016
Operating activities
Net income	$107,125	$87,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,562	11,827
Amortization of FDIC indemnification asset	3,473	2,886
Net (gain) loss on sale of securities	(44)	196
Gain on redemption of subordinated debentures	(111)	—
Net gain on sale of loans	(7,381)	(4,485)
Net loss on FDIC indemnification asset	890	836
Net gain on sale of premises and equipment	(589)	(32)
Net loss from sale/writedowns of repossessed property	1,208	479
Provision for loan and lease losses	16,854	11,892
(Reversal of) provision for loan servicing rights loss	(6)	176
Stock-based compensation	5,226	2,680
Originations of residential real estate loans held for sale	(209,695)	(184,255)
Proceeds from sales of residential real estate loans held for sale	218,491	172,821
Deferred income taxes	192	(7,458)
Changes in:
Accrued interest receivable	4,053	4,647
Other assets	737	4,576
FDIC clawback liability	1,096	801
Accrued interest payable, fair value of derivatives and other liabilities	(68,846)	31,619
Net cash provided by operating activities	85,235	136,701
Investing activities
Purchase of securities available for sale	(255,014)	(195,042)
Proceeds from sales of securities available for sale	5,042	145,934
Proceeds from maturities of securities available for sale	179,160	186,483
Net increase in loans	(130,643)	(408,571)
Payment of covered losses from FDIC indemnification claims	(571)	(706)
Purchase of premises and equipment	(4,979)	(6,660)
Proceeds from sale of premises and equipment	4,024	641
Proceeds from sale of repossessed property	4,205	4,693
Purchase of FHLB stock	(22,945)	(34,495)
Proceeds from redemption of FHLB stock	39,217	27,471
Net cash paid in business acquisition	—	(15,669)
Net cash used in investing activities	(182,504)	(295,921)
Financing activities
Net increase in deposits	354,801	230,191
Net decrease in securities sold under agreements to repurchase	(17,837)	(131,910)
Proceeds from FHLB advances and other borrowings	375,700	668,155
Repayments on FHLB advances and other borrowings	(775,000)	(346,000)
Redemption of subordinated debentures	(5,000)	—
Taxes paid related to net share settlement of equity awards (1)	(383)	—
Dividends paid	(31,722)	(23,201)
Net cash (used in) provided by financing activities	(99,441)	397,235
Net decrease in cash and cash equivalents	(196,710)	238,015
Cash and cash equivalents, beginning of period	524,611	237,770
Cash and cash equivalents, end of period	$327,901	$475,785
Supplemental disclosure of cash flow information
Cash payments for interest	$30,996	$22,652
Cash payments for income taxes	$52,796	$44,476
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(4,182)	$(1,817)
Repossessed property transferred to premises and equipment	$—	$(840)

(1) Related to the Company's early adoption of ASU 2016-09, certain prior period amounts have been retrospectively reclassified between operating activities and financing activities. See Note 1, Nature of Operations and Summary of Significant Policies, for additional information.

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
Use of Estimates
U.S. GAAP requires management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
The commercial real estate lending class includes loans made to small and middle market businesses, including multifamily properties. Loans in this class are generally secured by commercial real estate with cash flows generally being the primary source of repayment. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan and lease losses for the commercial real estate lending class. Key risk characteristics relevant to the commercial real estate lending class include the industry and geography of the borrower’s business, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan and lease losses.
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
All of these estimates are susceptible to significant change. Changes to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in the consolidated statements of comprehensive income. Past due status is monitored as an indicator of credit deterioration. Loans that are 90 days or more past due are put on nonaccrual status unless a repayment is eminent. Loans deemed to be uncollectible are charged off against the allowance for loan and lease losses. Recoveries of amounts previously charged-off are credited to the allowance for loan and lease losses.
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
The Company historically performed its impairment evaluation as of June 30 of each fiscal year. During the third quarter of fiscal year 2017, the Company voluntarily changed its annual impairment assessment date from June 30 to July 1. The change in evaluation date will better align with the Company's budget and strategic planning cycle. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. The change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively. This change has no direct or indirect financial statement impact to the three and nine months ended June 30, 2017. No goodwill impairment was recognized during the three and nine months ended June 30, 2017 and 2016.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No intangible asset impairments were recognized during the three and nine month periods ended June 30, 2017 and 2016.
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
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to noninterest income. If the Company determines the impairment to be permanent, the valuation is written off against the loan servicing rights, which results in a new amortized balance. Changes in the valuation allowance are reported in mortgage banking income, net in the consolidated statements of comprehensive income. The fair value of loan servicing rights is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. Based on the Company's analysis of loan servicing rights, a valuation allowance of $0.0 million was recorded during the three and nine month periods ended June 30, 2017 and $0.2 million for the three and nine month periods ended June 30, 2016.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
In the third quarter of fiscal year 2017, the Company elected to early adopt ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employees Share Based Payments Accounting. The Company had no previously unrecognized excess tax benefits, therefore there was no impact to the consolidated financial statements as it related to the elimination of the requirement that excess tax benefits be realized before recognition. The Company's consolidated financial statements are presented as if ASU 2016-09 was adopted as of the beginning of the fiscal year, which resulted in a reclassification from additional paid-in capital to provision for income taxes of $0.0 million and $0.3 million for the three and nine months ended June 30, 2017, respectively. This change had an immaterial impact on diluted earnings per common share for the three and nine months ended June 30, 2017. Prior period financial statement presentation of equity and tax expense as of and for the three month and fiscal year to date periods ended December 31, 2016 and March 31, 2017 will be recast when presented in future filings.
ASU 2016-09 also requires that all income tax related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has not previously reported any excess tax benefits from stock-based compensation in the financing activities section of the consolidated statement of cash flows. ASU 2016-09 also requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows (current guidance did not specify how these cash flows should be classified). The Company has elected to apply these changes in cash flow classification on a prospective basis.
As part of the adoption of ASU 2016-09, the Company made an accounting policy election to account for forfeitures on an actual basis and discontinue the use of an estimated forfeiture approach. The impact of this change was a cumulative effect adjustment of $0.3 million as an increase to the opening balance of total equity and an increase to deferred tax assets.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
On July 27, 2017, the board of directors of the Company declared a dividend of $0.20 per common share payable on August 23, 2017 to stockholders of record as of close of business on August 11, 2017.
2. New Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 is to be applied prospectively to an award modified on or after the adoption date and will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe ASU 2017-09 will have a material impact on our consolidated financial statements.
In March 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain callable debt securities held at a premium to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. There is no accounting change for debt securities held at a discount. ASU 2017-08 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2017-08 on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to report the service cost component in the same line item as other compensation costs arising from services rendered by employees in the income statement with the other components of the net benefit cost presented below the income from operations line in the income statement. ASU 2017-07 will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted as of the beginning of the annual period. The Company is currently evaluating the potential impact of ASU 2017-07 on our consolidated financial statements.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Based Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes provisions intended to simplify various aspects related to how share-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU 2016-09 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Earlier application is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We elected to adopt the provisions of ASU 2016-09 in the third quarter of fiscal year 2017 in advance of the required application date. See Note 1 - Nature of Operations and Summary of Significant Policies.
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
3. Acquisition Activity
On May 16, 2016, the Company acquired by merger 100% of HF Financial Corp. ("HF Financial"), the holding company of Home Federal Bank. Under terms of the agreement, HF Financial's stockholders had the right to receive for each share of HF Financial common stock, at their election (but subject to proration in the event cash or stock is oversubscribed), either (i) 0.6500 share of the Company's common stock, or (ii) $19.50 in cash. The total consideration was prorated as necessary to ensure that 24.29% of the total outstanding shares of HF Financial common stock were exchanged for cash and 75.71% of the total outstanding shares of HF

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Financial common stock were exchanged for shares of the Company's common stock. Total merger consideration of $142.0 million was paid by the Company in the acquisition, which resulted in goodwill of $41.2 million, as shown in the table below. With this acquisition, the Company expanded its presence in South Dakota and into North Dakota and Minnesota through the addition of 23 bank offices and experienced in-market teams. The following summarizes consideration paid and an allocation of purchase price to net assets acquired.

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
The Company accounted for the aforementioned business combination under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of acquisition. The Company has made all final adjustments to the purchase price allocation and retrospectively adjusted goodwill recorded. Material adjustments to acquisition date estimated fair values would be recorded in the reporting period in which the adjustment amounts are determined. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the acquisition. The Company may incur losses on the acquired loans that are materially different from losses the Company originally projected.
The results of the merged HF Financial operations are presented within the Company’s consolidated financial statements from the acquisition date. The disclosure of HF Financial's post-acquisition revenue and net income is not practical due to the combining of HF Financial’s operations with and into the Company as of the acquisition date. Acquisition-related transaction expenses associated with the HF Financial acquisition totaled $0.0 million and $12.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.7 million and $13.0 million for the nine months ended June 30, 2017 and 2016, respectively.
Supplemental pro forma information
The following unaudited pro forma combined results of operations of the Company and HF Financial presents results as if the acquisition had been completed as of the beginning of each period indicated. The unaudited pro forma combined results of operations are presented solely for information purposes and are not intended to represent or be indicative of the consolidated results of operations that the Company would have reported had this transaction been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results. In particular, no adjustments have been made to eliminate the amount of HF Financial's provision for loan and lease losses incurred prior to the acquisition date that would not have been necessary had the acquired loans been recorded at fair value as of the beginning of each period indicated. In accordance with Article 11 of SEC Regulation S-X, transaction costs directly attributable to the acquisition have been excluded.

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited, dollars in thousands, except per share data)
Net interest income	$98,730	$96,844	$294,772	$288,227
Net income	35,060	27,846	107,125	92,528
Basic earnings per share	0.60	0.49	1.82	1.66
Fully diluted earnings per share	0.59	0.49	1.81	1.65
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

4. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of June 30, 2017
U.S. Treasury securities	$227,779	$813	$(15)	$228,577
Mortgage-backed securities:
Government National Mortgage Association	546,454	325	(6,736)	540,043
Federal National Mortgage Association	319,848	111	(2,382)	317,577
Small Business Assistance Program	207,160	629	(1,104)	206,685
States and political subdivision securities	73,048	194	(719)	72,523
Other	1,013	24	—	1,037
Total	$1,375,302	$2,096	$(10,956)	$1,366,442

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2016
U.S. Treasury securities	$227,007	$3,973	$—	$230,980
Mortgage-backed securities:
Government National Mortgage Association	664,529	3,172	(1,922)	665,779
Federal National Mortgage Association	212,452	1,324	—	213,776
Small Business Assistance Program	142,921	2,362	—	145,283
States and political subdivision securities	55,525	123	(164)	55,484
Corporate debt securities	4,998	24	—	5,022
Other	1,013	49	—	1,062
Total	$1,308,445	$11,027	$(2,086)	$1,317,386
The amortized cost and approximate fair value of debt securities available for sale as of June 30, 2017 and September 30, 2016, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalty.

	June 30, 2017		September 30, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$56,022	$56,064	$3,706	$3,709
Due after one year through five years	227,404	227,847	265,253	269,242
Due after five years through ten years	17,279	17,067	18,449	18,413
Due after ten years	122	122	122	122
	300,827	301,100	287,530	291,486
Mortgage-backed securities	1,073,462	1,064,305	1,019,902	1,024,838
Securities without contractual maturities	1,013	1,037	1,013	1,062
Total	$1,375,302	$1,366,442	$1,308,445	$1,317,386
Proceeds from sales of securities available for sale were $0.0 million and $120.9 million for the three months ended June 30, 2017 and 2016, respectively and $5.0 million and $145.9 million for the nine months ended June 30, 2017 and 2016, respectively. Gross gains (pre-tax) of $0.0 million and $0.1 million and gross losses (pre-tax) of $0.0 million and $0.0 million were realized on the sales for the three months ended June 30, 2017 and 2016, respectively. Gross gains (pre-tax) of $0.0 million and $0.2 million and gross losses (pre-tax) of $0.0 million and $0.0 million were realized on the sales for the nine months ended June 30, 2017 and 2016, respectively, using the specific identification method. The Company recognized no other-than-temporary impairment for the three

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

months ended June 30, 2017 and 2016. The Company recognized no other-than-temporary impairment for the nine months ended June 30, 2017 and $0.4 million for the nine months ended June 30, 2016 in net loss on sale of securities in the consolidated statements of comprehensive income on two security holdings attributable to credit.
Securities with an estimated fair value of approximately $916.1 million and $971.3 million at June 30, 2017 and September 30, 2016, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 66% and 25% of the Company’s investment portfolio at June 30, 2017 and September 30, 2016, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired at June 30, 2017 or September 30, 2016.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of June 30, 2017
U.S. Treasury securities	$10,009	$(15)	$—	$—	$10,009	$(15)
Mortgage-backed securities	686,003	(6,943)	162,412	(3,279)	848,415	(10,222)
States and political subdivision securities	43,619	(638)	4,331	(81)	47,950	(719)
Total	$739,631	$(7,596)	$166,743	$(3,360)	$906,374	$(10,956)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2016
Mortgage-backed securities	$17,528	$(6)	$284,995	$(1,916)	$302,523	$(1,922)
States and political subdivision securities	27,933	(164)	—	—	27,933	(164)
Total	$45,461	$(170)	$284,995	$(1,916)	$330,456	$(2,086)
As of June 30, 2017 and September 30, 2016, the Company had 240 and 110 securities, respectively, in an unrealized loss position.
The components of accumulated other comprehensive income (loss) from net unrealized gains (losses) on securities available for sale for the three and nine months ended June 30, 2017 and 2016, are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Beginning balance accumulated other comprehensive income (loss)	$(6,678)	$4,709	$5,534	$2,318
Net unrealized holding gain (loss) arising during the period	1,896	6,837	(17,845)	11,024
Reclassification adjustment for net gain (loss) realized in net income	—	134	44	(196)
Net change in unrealized gain (loss) before income taxes	1,896	6,971	(17,801)	10,828
Income tax (expense) benefit	(721)	(2,649)	6,764	(4,115)
Net change in unrealized gain (loss) on securities after taxes	1,175	4,322	(11,037)	6,713
Ending balance accumulated other comprehensive income (loss)	$(5,503)	$9,031	$(5,503)	$9,031

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

5. Loans
The composition of loans as of June 30, 2017 and September 30, 2016, is as follows:

	June 30, 2017	September 30, 2016
	(dollars in thousands)
Residential real estate	$953,340	$1,020,958
Commercial real estate	3,965,599	3,754,107
Commercial non real estate	1,715,630	1,673,166
Agriculture	2,087,113	2,168,937
Consumer	70,028	76,273
Other	44,111	42,477
Ending balance	8,835,821	8,735,918
Less: Unamortized discount on acquired loans	(33,135)	(39,947)
Unearned net deferred fees and costs and loans in process	(10,834)	(13,327)
Total	$8,791,852	$8,682,644
The loan breakouts above include loans covered by FDIC loss sharing agreements totaling $61.8 million and $73.3 million as of June 30, 2017 and September 30, 2016, respectively, residential real estate loans held for sale totaling $11.5 million and $12.9 million at June 30, 2017 and September 30, 2016, respectively, and $1.05 billion and $1.13 billion of loans accounted for at fair value at June 30, 2017 and September 30, 2016, respectively.
Unearned net deferred fees and costs totaled $10.1 million and $8.6 million as of June 30, 2017 and September 30, 2016, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $0.7 million and $4.7 million at June 30, 2017 and September 30, 2016, respectively.
Loans guaranteed by agencies of the U.S. government totaled $166.1 million and $120.0 million at June 30, 2017 and September 30, 2016, respectively.
Principal balances of residential real estate loans sold totaled $66.0 million and $64.2 million for the three months ended June 30, 2017 and 2016, respectively and $211.1 million and $172.8 million for the nine months ended June 30, 2017 and 2016, respectively.
Nonaccrual
The following table presents the Company’s nonaccrual loans at June 30, 2017 and September 30, 2016, excluding ASC 310-30 loans. Loans greater than 90 days past due and still accruing interest as of June 30, 2017 and September 30, 2016, were $0.4 million and $2.0 million, respectively.

	June 30, 2017	September 30, 2016
Nonaccrual loans	(dollars in thousands)
Residential real estate	$5,548	$5,962
Commercial real estate	13,863	13,870
Commercial non real estate	23,917	27,280
Agriculture	73,351	66,301
Consumer	216	223
Total	$116,895	$113,636

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Credit Quality Information
The composition of the loan portfolio by internally assigned grade is as follows as of June 30, 2017 and September 30, 2016. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.05 billion at June 30, 2017 and $1.13 billion at September 30, 2016:

As of June 30, 2017	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade	(dollars in thousands)
Grade:
Pass	$867,159	$3,548,040	$1,151,190	$1,455,712	$69,088	$44,111	$7,135,300
Watchlist	4,606	63,743	36,847	193,703	64	—	298,963
Substandard	8,395	43,540	30,184	168,075	416	—	250,610
Doubtful	486	579	5,282	129	—	—	6,476
Ending balance	880,646	3,655,902	1,223,503	1,817,619	69,568	44,111	7,691,349
Loans covered by FDIC loss sharing agreements	61,789	—	—	—	—	—	61,789
Total	$942,435	$3,655,902	$1,223,503	$1,817,619	$69,568	$44,111	$7,753,138

As of September 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade	(dollars in thousands)
Grade:
Pass	$919,224	$3,276,048	$1,093,913	$1,514,344	$75,065	$42,477	$6,921,071
Watchlist	4,741	81,148	37,283	204,326	110	—	327,608
Substandard	10,885	57,415	42,319	130,569	417	—	241,605
Doubtful	130	147	395	630	—	—	1,302
Ending balance	934,980	3,414,758	1,173,910	1,849,869	75,592	42,477	7,491,586
Loans covered by FDIC loss sharing agreements	73,272	—	—	—	—	—	73,272
Total	$1,008,252	$3,414,758	$1,173,910	$1,849,869	$75,592	$42,477	$7,564,858
Past Due Loans
The following table presents the Company’s past due loans at June 30, 2017 and September 30, 2016. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.05 billion at June 30, 2017 and $1.13 billion at September 30, 2016.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
As of June 30, 2017	(dollars in thousands)
Residential real estate	$1,004	$606	$2,322	$3,932	$876,714	$880,646
Commercial real estate	361	1,603	6,019	7,983	3,647,919	3,655,902
Commercial non real estate	1,735	502	21,008	23,245	1,200,258	1,223,503
Agriculture	11,501	1,924	12,181	25,606	1,792,013	1,817,619
Consumer	120	33	42	195	69,373	69,568
Other	—	—	—	—	44,111	44,111
Ending balance	14,721	4,668	41,572	60,961	7,630,388	7,691,349
Loans covered by FDIC loss sharing agreements	190	402	728	1,320	60,469	61,789
Total	$14,911	$5,070	$42,300	$62,281	$7,690,857	$7,753,138

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
As of September 30, 2016	(dollars in thousands)
Residential real estate	$828	$548	$2,063	$3,439	$931,541	$934,980
Commercial real estate	1,765	1,959	3,745	7,469	3,407,289	3,414,758
Commercial non real estate	1,588	5,515	9,594	16,697	1,157,213	1,173,910
Agriculture	(26)	709	11,549	12,232	1,837,637	1,849,869
Consumer	209	20	28	257	75,335	75,592
Other	—	—	—	—	42,477	42,477
Ending balance	4,364	8,751	26,979	40,094	7,451,492	7,491,586
Loans covered by FDIC loss sharing agreements	1,404	1,173	367	2,944	70,328	73,272
Total	$5,768	$9,924	$27,346	$43,038	$7,521,820	$7,564,858
Impaired Loans
The following table presents the Company’s impaired loans. This table excludes loans covered by FDIC loss sharing agreements:

	June 30, 2017			September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans:	(dollars in thousands)
With an allowance recorded:
Residential real estate	$6,029	$6,764	$3,134	$6,244	$6,886	$3,000
Commercial real estate	18,795	22,862	4,759	29,965	32,349	3,846
Commercial non real estate	26,422	32,898	6,568	34,526	35,283	6,475
Agriculture	82,982	91,567	10,275	71,501	80,842	12,278
Consumer	382	397	111	383	393	87
Total impaired loans with an allowance recorded	134,610	154,488	24,847	142,619	155,753	25,686

With no allowance recorded:
Residential real estate	2,690	4,517		4,120	5,807	—
Commercial real estate	23,509	24,483	—	24,040	24,660	—
Commercial non real estate	14,994	16,279	—	15,299	16,469	—
Agriculture	52,808	54,611	—	30,339	31,907	—
Consumer	22	24	—	12	12	—
Total impaired loans with no allowance recorded	94,023	99,914	—	73,810	78,855	—
Total impaired loans	$228,633	$254,402	$24,847	$216,429	$234,608	$25,686
The average recorded investment on impaired loans and interest income recognized on impaired loans for the three and nine months ended June 30, 2017 and 2016, respectively, are as follows:

	Three Months Ended				Nine Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(dollars in thousands)
Residential real estate	$9,051	$112	$11,463	$147	$9,489	$352	$11,743	$439
Commercial real estate	40,939	579	77,907	1,000	45,294	1,794	78,962	3,192
Commercial non real estate	43,224	331	32,560	388	45,424	1,111	37,322	1,162
Agriculture	140,512	1,993	126,806	2,103	127,621	5,186	118,056	5,359
Consumer	415	13	310	13	408	40	314	38
Total	$234,141	$3,028	$249,046	$3,651	$228,236	$8,483	$246,397	$10,190

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Valuation adjustments made to repossessed properties totaled $0.1 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $1.0 million for the nine months ended June 30, 2017 and 2016, respectively. The adjustments are included in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan and lease losses for TDRs were $7.2 million and $9.3 million at June 30, 2017 and September 30, 2016, respectively. Commitments to lend additional funds to borrowers whose loans were modified in a TDR were $0.0 million and $0.9 million as of June 30, 2017 and September 30, 2016, respectively.
The following table presents the recorded value of the Company’s TDR balances as of June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Residential real estate	$320	$594	$370	$937
Commercial real estate	5,451	2,168	18,250	2,356
Commercial non real estate	7,430	1,710	8,102	4,789
Agriculture	36,376	41,902	19,823	28,688
Consumer	4	29	23	8
Total	$49,581	$46,403	$46,568	$36,778
29-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the three months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	1	42	42
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	—	—	—	1	42	42
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	1	3,230	3,230	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	1	3,230	3,230	—	—	—
Commercial non real estate
Rate modification	—	—	—	—	—	—
Term extension	1	542	542	3	57	57
Payment modification	—	—	—	1	878	878
Bankruptcy	—	—	—	—	—	—
Other	1	150	150	—	—	—
Total commercial non real estate	2	692	692	4	935	935
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	3	7,561	7,561	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	3	728	728	—	—	—
Total agriculture	6	8,289	8,289	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	—	—	—	—	—	—
Total accruing	9	$12,211	$12,211	5	$977	$977
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the nine months ended June 30, 2017 and 2016, respectively:

	Nine Months Ended June 30, 2017			Nine Months Ended June 30, 2016
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	1	42	42
Payment modification	1	9	9	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	1	9	9	1	42	42
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	1	3,230	3,230	2	1,898	1,898
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	3	6,714	6,714
Total commercial real estate	1	3,230	3,230	5	8,612	8,612
Commercial non real estate
Rate modification	—	—	—	1	49	49
Term extension	1	542	542	4	115	115
Payment modification	4	526	526	2	948	948
Bankruptcy	—	—	—	—	—	—
Other	1	150	150	3	3,849	3,849
Total commercial non real estate	6	1,218	1,218	10	4,961	4,961
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	5	15,995	15,995	13	26,914	26,914
Payment modification	—	—	—	4	989	989
Bankruptcy	—	—	—	—	—	—
Other	3	728	728	—	—	—
Total agriculture	8	16,723	16,723	17	27,903	27,903
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	—	—	—	—	—	—
Total accruing	16	$21,180	$21,180	33	$41,518	$41,518
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
(dollars in thousands)
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	1	50	49
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	—	—	—	1	50	49
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial Non Real Estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non real estate	—	—	—	—	—	—
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	3	4,351	4,351	1	101	100
Payment modification	—	—	—	4	932	887
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	1	96	96
Total agriculture	3	4,351	4,351	6	1,129	1,083
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	—	—	—	—	—	—
Total non-accruing	3	$4,351	$4,351	7	$1,179	$1,132
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	7	$47	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the nine months ended June 30, 2017 and 2016:

	Nine Months Ended June 30, 2017			Nine Months Ended June 30, 2016
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Residential real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	—	—	—
Payment modification	1	21	21	2	237	236
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	1	21	21	2	237	236
Commercial real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial Non Real Estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	2	760	760
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non real estate	—	—	—	2	760	760
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	9	17,339	17,339	1	101	100
Payment modification	—	—	—	4	932	887
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	1	96	96
Total agriculture	9	17,339	17,339	6	1,129	1,083
Consumer
Rate modification	—	—	—	—	—	—
Term extension	3	21	21	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	1	8	8
Other	—	—	—	—	—	—
Total consumer	3	21	21	1	8	8
Total non-accruing	13	$17,381	$17,381	11	$2,134	$2,087
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	7	$47	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The table below represents loans that were modified as TDRs within the previous 12 months and for which there was a payment default for the three and nine months ended June 30, 2017 and 2016, respectively.

	Three Months Ended				Nine Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Residential real estate	—	$—	—	$—	—	$—	1	$—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial non real estate	1	—	2	275	1	—	2	275
Agriculture	—	—	1	760	—	—	3	760
Consumer	—	—	—	—	—	—	—	—
Total	1	$—	3	$1,035	1	$—	6	$1,035
A loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table above includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. For the three months ended June 30, 2017 and 2016, there were $3.4 million and $17.9 million, respectively, and $5.5 million and $22.2 million for the nine months ended June 30, 2017 and 2016, respectively, of loans removed from TDR status as they were restructured at market terms and are performing.
6. Allowance for Loan and Lease Losses
The following tables present the Company’s allowance for loan and lease losses roll forward for the three and nine months ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Beginning balance April 1, 2017	$6,069	$16,996	$11,949	$26,320	$371	$980	$62,685
Charge-offs	(236)	(57)	(4,076)	(288)	(28)	(518)	(5,203)
Recoveries	50	57	283	258	45	243	936
Provision	(123)	1,209	6,269	(1,805)	(38)	338	5,850
Improvement of ASC 310-30 loans	—	(54)	—	—	—	—	(54)
Ending balance June 30, 2017	$5,760	$18,151	$14,425	$24,485	$350	$1,043	$64,214

Three Months Ended June 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Beginning balance April 1, 2016	$8,796	$20,904	$12,631	$18,323	$336	$927	$61,917
Charge-offs	(257)	(291)	(1,936)	(1,133)	(37)	(497)	(4,151)
Recoveries	133	77	235	262	61	337	1,105
Provision	(778)	(713)	1,200	5,634	79	304	5,726
Improvement of ASC 310-30 loans	(205)	(149)	—	—	—	—	(354)
Ending balance June 30, 2016	$7,689	$19,828	$12,130	$23,086	$439	$1,071	$64,243

Nine Months Ended June 30, 2017	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2016	$7,106	$17,946	$12,990	$25,115	$438	$1,047	$64,642
Charge-offs	(502)	(1,881)	(7,769)	(7,708)	(138)	(1,834)	(19,832)
Recoveries	311	441	502	402	75	819	2,550
Provision	(263)	1,759	8,702	6,676	(25)	1,011	17,860
Improvement of ASC 310-30 loans	(892)	(114)	—	—	—	—	(1,006)
Ending balance June 30, 2017	$5,760	$18,151	$14,425	$24,485	$350	$1,043	$64,214

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended June 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2015	$8,025	$18,014	$15,996	$13,952	$348	$865	$57,200
Charge-offs	(959)	(1,063)	(2,193)	(2,257)	(183)	(1,494)	(8,149)
Recoveries	472	568	875	386	131	868	3,300
Provision	463	2,547	(2,478)	11,005	143	832	12,512
Improvement of ASC 310-30 loans	(312)	(238)	(70)	—	—	—	(620)
Ending balance June 30, 2016	$7,689	$19,828	$12,130	$23,086	$439	$1,071	$64,243
The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance as of June 30, 2017 and September 30, 2016. These tables are presented net of unamortized discount on acquired loans and excludes loans of $1.05 billion measured at fair value, loans held for sale of $11.5 million, and guaranteed loans of $166.1 million for June 30, 2017 and loans measured at fair value of $1.13 billion, loans held for sale of $12.9 million, and guaranteed loans of $120.0 million for September 30, 2016.

As of June 30, 2017	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,134	$4,759	$6,568	$10,275	$111	$—	$24,847
Collectively evaluated for impairment	2,626	12,734	7,857	14,210	239	1,043	38,709
ASC 310-30 loans	—	658	—	—	—	—	658
Total allowance	$5,760	$18,151	$14,425	$24,485	$350	$1,043	$64,214

Financing Receivables
Individually evaluated for impairment	$8,719	$42,304	$41,416	$135,790	$404	$—	$228,633
Collectively evaluated for impairment	865,406	3,492,431	1,120,263	1,649,452	68,470	44,111	7,240,133
ASC 310-30 loans	56,492	38,221	2,393	8,963	694	—	106,763
Loans Outstanding	$930,617	$3,572,956	$1,164,072	$1,794,205	$69,568	$44,111	$7,575,529

As of September 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial Non Real Estate	Agriculture	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,000	$3,846	$6,475	$12,278	$87	$—	$25,686
Collectively evaluated for impairment	3,199	13,328	6,515	12,837	351	1,047	37,277
ASC 310-30 loans	907	772	—	—	—	—	1,679
Total allowance	$7,106	$17,946	$12,990	$25,115	$438	$1,047	$64,642

Financing Receivables
Individually evaluated for impairment	$10,364	$54,005	$49,825	$101,840	$395	$—	$216,429
Collectively evaluated for impairment	918,710	3,249,974	1,079,295	1,721,219	74,301	42,477	7,085,976
ASC 310-30 loans	65,737	44,448	3,196	15,254	896	—	129,531
Loans Outstanding	$994,811	$3,348,427	$1,132,316	$1,838,313	$75,592	$42,477	$7,431,936
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The ALLL for ASC 310-30 loans totaled $0.7 million at June 30, 2017, compared to $1.7 million at September 30, 2016. For the three months ended June 30, 2017 and 2016, loan pools accounted for under ASC 310-30 had a net reversal of provision of $0.1 million and $0.4 million, respectively. Net provision reversal for the nine months ended June 30, 2017 and 2016 totaled $1.0 million and $0.6 million, respectively. The net reversals of provision for the periods ended June 30, 2017 were primarily a result of updated assumptions applied to one of the acquired mortgage pools which resulted in higher than expected cash flows. The net reversals of provision for the periods ended June 30, 2016 were driven by actual cash flows being higher than expected cash flows.
The reserve for unfunded loan commitments was $0.5 million at both June 30, 2017 and September 30, 2016 and is recorded in other liabilities on the consolidated balance sheets.
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
Loan pools are periodically reassessed to determine expected cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller, homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large individual loans that consider similar prepayment factors listed above for smaller homogeneous loans. The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Balance at beginning of period	$38,705	$39,843	$38,124	$44,489
Acquisition	—	3,662	—	3,662
Accretion	(3,789)	(2,529)	(9,767)	(7,119)
Reclassification from (to) nonaccretable difference	13,218	—	19,777	(56)
Balance at end of period	$48,134	$40,976	$48,134	$40,976
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
The following table provides purchased credit impaired loans at June 30, 2017 and September 30, 2016:

	June 30, 2017			September 30, 2016
	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]
	(dollars in thousands)
Residential real estate	$66,140	$56,492	$56,492	$76,696	$65,737	$64,830
Commercial real estate	120,999	38,221	37,563	129,615	44,448	43,676
Commercial non real estate	10,355	2,393	2,393	11,588	3,196	3,196
Agriculture	12,386	8,963	8,963	19,174	15,254	15,254
Consumer	831	694	694	1,033	896	896
Total lending	$210,711	$106,763	$106,105	$238,106	$129,531	$127,852

[1] Represents the legal balance of ASC 310-30 loans.
[2] Represents the book balance of ASC 310-30 loans.
[3] Represents the book balance of ASC 310-30 loans net of the related allowance for loan and lease losses.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

8. FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the TierOne Bank acquisition, the Company is reimbursed for a portion of the losses incurred on covered assets. As covered assets are resolved, whether it be through repayment, short sale of the underlying collateral, the foreclosure on or sale of collateral, or the sale or charge-off of loans or Other Real Estate Owned ("OREO"), any differences between the carrying value of the covered assets versus the payments received during the resolution process, that are reimbursable by the FDIC, are recognized as reductions in the FDIC indemnification asset. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC. The following table represents a summary of the activity related to the FDIC indemnification asset for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Balance at beginning of period	$8,371	$12,875	$10,777	$14,722
Amortization	(1,492)	(959)	(3,473)	(2,886)
Changes in expected reimbursements from FDIC for changes in expected credit losses	36	(14)	(69)	(141)
Changes in reimbursable expenses	(283)	(268)	(821)	(695)
Reimbursements of covered losses to the FDIC	353	72	571	706
Balance at end of period	$6,985	$11,706	$6,985	$11,706
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
The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at June 30, 2017 and September 30, 2016:

	June 30, 2017
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:	(dollars in thousands)
Interest rate swaps	$1,035,288	Liabilities	$1,626	$(19,914)
Mortgage loan commitments	43,808	Assets	—	(56)
Mortgage loan forward sale contracts	56,939	Liabilities	56	—

	September 30, 2016
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:	(dollars in thousands)
Interest rate swaps	$1,055,822	Liabilities	$525	$(81,974)
Mortgage loan commitments	52,333	Assets	66	—
Mortgage loan forward sale contracts	60,529	Liabilities	—	(66)
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Credit-risk-related contingent features
The Company has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty has the right to terminate the derivative positions and the Company would be required to settle its obligations under the agreements. As of June 30, 2017 and September 30, 2016, the termination value of derivatives in a net liability position related to these agreements was $21.2 million and $84.4 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with its derivative counterparties and as of June 30, 2017 and September 30, 2016, the Company had posted $35.0 million and $106.1 million, respectively, in eligible collateral.
The effect of derivatives on the consolidated statements of comprehensive income for the three and nine months ended June 30, 2017 and 2016 was as follows:

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss) Recognized in Income	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Derivatives not designated as hedging instruments:		(dollars in thousands)
Interest rate swaps	Noninterest income	$(9,088)	$(21,925)	$51,481	$(53,379)
Mortgage loan commitments	Noninterest income	(109)	201	(56)	253
Mortgage loan forward sale contracts	Noninterest income	109	(201)	56	(253)
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
The following tables present the Company's gross derivative financial assets and liabilities at June 30, 2017 and September 30, 2016, and the related impact of enforceable master netting agreements and cash collateral, where applicable:

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments[1]	Net Amount
June 30, 2017	(dollars in thousands)
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,626	$(1,626)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(19,914)	1,626	(18,288)	18,288	—
Total derivative financial liabilities	$(18,288)	$—	$(18,288)	$18,288	$—

[1] The actual amount of collateral exceeds the fair value exposure, at the individual counterparty level, as of the date presented.

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments[1]	Net Amount
September 30, 2016	(dollars in thousands)
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$525	$(525)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(81,974)	525	(81,449)	81,449	—
Total derivative financial liabilities	$(81,449)	$—	$(81,449)	$81,449	$—

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
Long-term loans and written loan commitments for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $10.9 million and $74.1 million at June 30, 2017 and September 30, 2016, respectively. The total unpaid principal balance of these long-term loans was approximately $1.04 billion and $1.06 billion at June 30, 2017 and September 30, 2016, respectively. The fair value of these loans and written loan commitments is included in total loans in the consolidated balance sheets and are grouped with commercial non real estate, commercial real estate, and agricultural loans in Note 5. There were no written loan commitments at June 30, 2017 and September 30, 2016. As of June 30, 2017 and September 30, 2016, there were loans with a fair value of $9.8 million and $9.4 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $11.0 million and $10.8 million, respectively.
Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported within the consolidated statements of comprehensive income are as follows for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended				Nine Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value
(dollars in thousands)
Long-term loans and written loan commitments	$6,060	$6,060	$14,198	$14,198	$(63,158)	$(63,158)	$35,253	$35,253
For long-term loans and written loan commitments, $0.3 million and $2.7 million for the three months ended June 30, 2017 and 2016, respectively, and $0.0 million and $2.3 million for the nine months ended June 30, 2017 and 2016, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
11. Core Deposits and Other Intangibles
A summary of intangible assets subject to amortization is as follows:

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Other Intangible	Total
As of June 30, 2017	(dollars in thousands)
Gross carrying amount	$67,018	$8,464	$16,089	$538	$92,109
Accumulated amortization	(60,989)	(5,123)	(16,089)	(103)	(82,304)
Net intangible assets	$6,029	$3,341	$—	$435	$9,805

As of September 30, 2016
Gross carrying amount	$67,018	$8,464	$16,089	$538	$92,109
Accumulated amortization	(59,842)	(4,700)	(15,800)	(35)	(80,377)
Net intangible assets	$7,176	$3,764	$289	$503	$11,732
Amortization expense of intangible assets was $0.5 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and $1.9 million and $2.2 million for the nine months ended June 30, 2017 and 2016.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows:

Amount
(dollars in thousands)
Remaining in 2017	$430
2018	1,662
2019	1,538
2020	1,430
2021	1,334
2022 and thereafter	3,411
Total	$9,805
12. Loan Servicing Rights
Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The following table is the activity for loan servicing rights and the related valuation allowance for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Loan servicing rights
Beginning of period	$4,906	$—	$5,794	$—
Acquired in HF Financial acquisition	—	6,573	—	6,573
Additions	—	—	—	—
Amortization [1]	(369)	(166)	(1,257)	(166)
End of period	$4,537	$6,407	$4,537	$6,407

Valuation allowance
Beginning of period	$(3)	$—	$(13)	$—
(Additions) / reductions [1]	(4)	(176)	6	(176)
End of period	$(7)	$(176)	$(7)	$(176)
Loan servicing rights, net	$4,530	$6,231	$4,530	$6,231

Servicing fees received	$500	$306	$1,573	$306
Balance of loans serviced at:
Beginning of period	792,779	—	868,865	—
End of period	759,670	914,694	759,670	914,694

[1] Changes to carrying amounts are reported net of loan servicing income on the consolidated statements of comprehensive income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity and prospective industry consensus data. An independent third party is utilized to calculate the amortization and valuation based upon specific loan characteristics, prepayment speeds generated from a validation model utilizing both empirical and market derived data and discount rates. At June 30, 2017, the constant prepayment rates (CPR) used to calculate the amortization averaged 12.0%. For valuation purposes, an average discount rate of 11.9% was utilized at June 30, 2017. Based on the Company's analysis of mortgage servicing rights, a $0.0 million valuation reserve was recorded at June 30, 2017 and September 30, 2016, respectively.
13. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $128.2 million and $151.8 million and fair value of approximately $126.4 million and $152.3 million at June 30, 2017 and September 30, 2016, respectively. In most cases, the Company over-collateralizes the repurchase agreements at 102% of total funds borrowed to protect the purchaser from changes in market value. Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

unencumbered. The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at June 30, 2017 and September 30, 2016.

	June 30, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements	(dollars in thousands)
Municipal securities	$3,673	$—	$—	$—	$3,673
Mortgage-backed securities	120,178	—	—	—	120,178
Total repurchase agreements	$123,851	$—	$—	$—	$123,851

	September 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements	(dollars in thousands)
Municipal securities	$—	$—	$—	$—	$—
Mortgage-backed securities	138,744	—	—	2,944	141,688
Total repurchase agreements	$138,744	$—	$—	$2,944	$141,688
14. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
	(dollars in thousands)
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 1.05% to 3.66% and maturity dates from July 2017 to July 2023, collateralized by real estate loans and FHLB stock, with various call dates at the option of the FHLB	$431,000	$640,000
Federal Home Loan Bank fed funds advance, interest rate of 1.32%, maturity date of September 2017	40,000	231,000
Other	700	—
Total	471,700	871,000
Fair value adjustment [1]	19	37
Total FHLB advances and other borrowings	$471,719	$871,037

[1] Adjustment reflects the fair value adjustments related to the FHLB advances and notes payable assumed as part of the HF Financial acquisition.
The Company has a $10.0 million revolving line of credit with a large retail bank, which expires on July 28, 2018. The line of credit has an interest rate of one month LIBOR plus 200 basis points, with interest payable monthly. There is also an unused line fee of 0.15% on the unused portion which is payable quarterly. The interest rate was 3.23% at June 30, 2017. There were no outstanding advances on this line of credit at June 30, 2017 and September 30, 2016.
As of June 30, 2017, the Company had a borrowing capacity of $1.77 billion with the Federal Reserve Board Discount Window ("FRB Discount Window"). Principal balances of loans pledged to FRB DW to collateralize the borrowing totaled $2.41 billion at June 30, 2017 and $0.0 million at September 30, 2016. The Company has secured this line for contingency funding.
As of June 30, 2017 and September 30, 2016, based on its Federal Home Loan Bank stock holdings, the combined aggregate additional borrowing capacity of the Company with the Federal Home Loan Bank was $1.68 billion and $1.09 billion, respectively.
Principal balances of loans pledged to the Federal Home Loan Bank to collateralize notes payable totaled $3.64 billion and $3.11 billion at June 30, 2017 and September 30, 2016, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2017, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows:

Amount
(dollars in thousands)
Remaining in 2017	$415,700
2018	31,000
2019	—
2020	—
2021	—
2022 and thereafter	25,000
Total	$471,700
15. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has caused seven trusts to be created (or assumed as part of the HF Financial and Sunstate Bank acquisitions) that have issued and outstanding 73,400 shares, $1,000 par value, as of June 30, 2017 of Company Obligated Mandatorily Redeemable Preferred Securities (the "Preferred Securities"). These seven trusts were established and exist for the sole purpose of issuing the Preferred Securities and investing the proceeds in junior subordinated deferrable interest debentures (the "Debentures") issued by the Company. The Debentures constitute the sole assets of the seven trusts. The Preferred Securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus a range from 1.48% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock, but not beyond the respective maturity date. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for all seven Preferred Securities as the call option date has passed. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's common and preferred stock. The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes the Debentures qualify as elements of capital. $73.5 million and $77.2 million of Debentures were eligible for treatment as Tier 1 capital, respectively, as of June 30, 2017 and September 30, 2016.
Relating to the trusts, the Company held as assets $2.5 million in common shares at June 30, 2017 and September 30, 2016, respectively, which are included in other assets on the consolidated balance sheets.
In the first quarter of fiscal year 2017, the Company redeemed 5,000 shares of the HF Capital Trust V Debentures under the First Supplemental Indenture dated May 13, 2016.
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at June 30, 2017, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, which commenced on February 15, 2016 until August 15, 2020, to but excluding the maturity date or date of earlier redemption, the notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. Unamortized debt issuance costs related to these notes, which are included in Subordinated Debentures and Subordinated Notes Payable, totaled $0.2 million and $0.3 million at June 30, 2017 and September 30, 2016, respectively. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Subordinated debentures and subordinated notes payable are summarized as follows:

	June 30, 2017		September 30, 2016
	Amount Outstanding	Common Shares Held in Other Assets	Amount Outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to nonconsolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	10,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	80,920	$2,520
Less: fair value adjustment [1]	(2,432)		(3,765)
Total junior subordinated debentures payable, net of fair value adjustment	73,488		77,155

Subordinated notes payable
Fixed to floating rate, 4.875% per annum	35,000		35,000
Less: unamortized debt issuance costs	(227)		(282)
Total subordinated notes payable	34,773		34,718
Total subordinated debentures and subordinated notes payable	$108,261		$111,873

[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.
16. Employee Benefit Plans
Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan (the Plan). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $1.4 million and $1.2 million to the Plan for the three months ended June 30, 2017 and 2016, respectively and $4.3 million and $3.2 million for the nine months ended June 30, 2017 and 2016, respectively.
Defined Benefit Plan
The Company acquired a noncontributory (cash balance) defined benefit pension plan from HF Financial which covers former employees of HF Financial and its wholly-owned subsidiaries. Effective July 1, 2015, the plan was frozen which eliminates future contributions for qualified individuals. The plan has not been terminated, so the plan continues to exist with related benefit obligations and plan assets for those vested within the plan. The Company does not anticipate funding any contributions for fiscal year 2017.
Information relative to the components of net periodic benefit cost measured at/or for the three and nine months ended June 30, 2017 and 2016 for the defined benefit plan is presented below:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Net periodic benefit cost
Service cost	$12	$8	$36	$8
Interest cost	56	109	168	109
Expected return on plan assets	(64)	(95)	(192)	(95)
Amortization of prior losses	62	—	186	—
Net periodic benefit cost	$66	$22	$198	$22

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
Effective with the adoption of ASU 2016-09 at the beginning of the fiscal year, stock compensation is recognized based on the number of awards to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of comprehensive income. For the three months ended June 30, 2017 and 2016, stock compensation expense was $1.4 million and $0.9 million, respectively and $5.0 million and $2.7 million for the nine months ended June 30, 2017 and 2016, respectively. Related income tax benefits recognized were $0.5 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively and $1.9 million and $1.0 million for the nine months ended June 30, 2017 and 2016, respectively.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
Restricted Shares	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted shares, beginning of fiscal year	160,335	$26.89	80,446	$18.18
Granted	90,170	39.35	113,543	30.95
Vested and issued	(68,293)	26.97	(25,729)	18.11
Forfeited	(2,041)	30.80	(7,925)	25.09
Canceled	—	—	—	—
Restricted shares, end of period	180,171	$33.05	160,335	$26.89

Vested, but not issuable at end of period	29,287	$30.05	24,480	$26.14

Performance Shares
Performance shares, beginning of fiscal year	236,185	$20.28	211,026	$18.00
Granted	40,204	39.43	43,371	30.78
Vested and issued	—	—	(55)	18.00
Forfeited	(4,478)	20.07	(18,157)	18.83
Canceled	—	—	—	—
Performance shares, end of period	271,911	$23.12	236,185	$20.28
The number of performance shares granted is reflected in the above table at the 100% target performance level. The actual performance-based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 150%

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

of the target amount. The maximum number of performance-based shares that could be issued if performance is attained at 150% of target based on the grants made to date was approximately 407,867 shares at June 30, 2017.
As of June 30, 2017, there was $6.3 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.4 years. The fair value of the vested, but not issued stock awards at June 30, 2017, was $1.2 million.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

interest rate lock commitments. The Company also has back to back swaps with loan customers, with corresponding swaps with an outside third party in exact offsetting terms.
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and September 30, 2016:

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of June 30, 2017
U.S. Treasury securities	$228,577	$228,577	$—	$—
Mortgage-backed securities	1,064,305	—	1,064,305	—
States and political subdivision securities	72,523	—	71,454	1,069
Corporate debt securities	—	—	—	—
Other	1,037	—	1,037	—
Total securities available for sale	$1,366,442	$228,577	$1,136,796	$1,069
Derivatives-assets	$56		$56	$—
Derivatives-liabilities	18,232	—	18,232	—
Fair value loans and written loan commitments	1,049,548	—	1,049,548	—

As of September 30, 2016
U.S. Treasury securities	$230,980	$230,980	$—	$—
Mortgage-backed securities	1,024,838	—	1,024,838	—
States and political subdivision securities	55,484	—	54,169	1,315
Corporate debt securities	5,022	—	5,022	—
Other	1,062	—	1,062	—
Total securities available for sale	$1,317,386	$230,980	$1,085,091	$1,315
Derivatives-assets	$66	$—	$66	$—
Derivatives-liabilities	81,515	—	81,515	—
Fair value loans and written loan commitments	1,131,111	—	1,131,111	—
The following table presents the changes in Level 3 financial instruments for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Balance, beginning of period	$1,224	$1,458	$1,315	$1,835
Additions	—	15	—	15
Principal paydown	(155)	(158)	(246)	(235)
Realized loss on securities	—	—	—	(300)
Balance, end of period	$1,069	$1,315	$1,069	$1,315
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and September 30, 2016:

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of June 30, 2017
Other real estate owned	$3,985	$—	$—	$3,985
Impaired loans	203,786	—	—	203,786
Loans held for sale, at lower of cost or fair value	11,504	—	11,504	—
Loan servicing rights	4,530	—	—	4,530
Property held for sale	5,074	—	—	5,074

As of September 30, 2016
Other real estate owned	$6,911	$—	$—	$6,911
Impaired loans	190,743	—	—	190,743
Loans held for sale, at lower of cost or fair value	12,918	—	12,918	—
Loan servicing rights	5,781	—	—	5,781
Property held for sale	8,112	—	—	8,112

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at June 30, 2017 were as follows:

	Fair Value of Assets / (Liabilities) at June 30, 2017	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other real estate owned	$3,985	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	203,786	Appraisal value	Property specific adjustment	N/A	N/A
Loan servicing rights	4,530	Discounted cash flows	Constant prepayment rate Discount rate	9.4 - 22.3% 10.0 - 15.0%	12.0% 11.9%
Property held for sale	5,074	Appraisal value	Property specific adjustment	N/A	N/A
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
Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for balance sheet instruments as of June 30, 2017 and September 30, 2016, are as follows:

		June 30, 2017		September 30, 2016
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$327,901	$327,901	$524,611	$524,611
Loans, net excluding fair valued loans and loans held for sale	Level 3	7,666,586	7,586,629	7,473,973	7,433,851
Accrued interest receivable	Level 2	45,478	45,478	49,531	49,531
Cash surrender value of life insurance policies	Level 2	29,403	29,403	29,166	29,166
Federal Home Loan Bank stock	Level 2	30,752	30,752	47,025	47,025

Liabilities
Deposits	Level 2	$8,959,102	$8,960,335	$8,604,790	$8,603,708
FHLB advances and other borrowings	Level 2	471,719	473,204	871,037	874,763
Securities sold under repurchase agreements	Level 2	123,851	123,851	141,688	141,688
Accrued interest payable	Level 2	5,006	5,006	4,074	4,074
Subordinated debentures and subordinated notes payable	Level 2	108,261	108,324	111,873	112,826
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
The following information was used in the computation of basic and diluted earnings per share (EPS) for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands, except per share data)
Net income	$35,060	$26,360	$107,125	$87,495

Weighted average common shares outstanding	58,790,314	57,012,698	58,776,546	55,845,322
Dilutive effect of stock based compensation	340,318	164,007	288,856	147,689
Weighted average common shares outstanding for diluted earnings per share calculation	59,130,632	57,176,705	59,065,402	55,993,011

Basic earnings per share	$0.60	$0.46	$1.82	$1.57
Diluted earnings per share	$0.59	$0.46	$1.81	$1.56
The Company had 0 and 36,696 shares of unvested performance stock as of June 30, 2017 and 2016, respectively, which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 0 and 88,775 shares of anti-dilutive stock awards outstanding as of June 30, 2017 and 2016, respectively.

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
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended June 30, 2017 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended June 30, 2016.
Tax Equivalent Presentation
All references to net interest income, net interest margin, interest income on non ASC 310-30 loans, yield on non ASC 310-30 loans and the related non-GAAP adjusted measure of each item are presented on a fully-tax equivalent ("FTE") basis unless otherwise noted.
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
The principal sources of our revenues and cash flows are: (i) interest and fees earned on loans made or held by our bank; (ii) interest on fixed income investments held by our bank; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at our bank; (v) gain on the sale of loans held for sale (vi) securities gains; and (vii) merchant and card fees. Our principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining our bank's loan and deposit functions; (iv) occupancy expenses for maintaining our bank's facilities; (v) professional fees; (vi) business development; (vii) FDIC insurance assessments; and (viii) other real estate owned expenses. The largest component contributing to our net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest-bearing liabilities (primarily deposit accounts and other borrowings). One of management's principal functions is to manage the spread between interest earned on earning assets and interest paid on interest-bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.
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
Net income was $35.1 million for the third quarter of fiscal year 2017, an increase of $8.7 million, or 33.0% compared to the third quarter of fiscal year 2016. Compared to the third quarter of fiscal year 2016, total revenue (non-FTE) for the third quarter of fiscal year 2017 grew by 13.4% and noninterest expenses were reduced by 10.3%, respectively. Total revenue (non-FTE) is the sum of net interest income (non-FTE) and noninterest income. Fiscal year-to-date net income was $107.1 million, compared to $87.5 million for the same period in fiscal year 2016, an increase of $19.6 million, or 22.4%, due to total revenue (non-FTE) growth of 16.3%, partially offset by increased noninterest expense of 7.3% and higher provision for loan and lease losses.
Our efficiency ratio was 46.7% and 58.8% for the quarters ending June 30, 2017 and June 30, 2016, respectively. Our efficiency ratio was 46.3% on a fiscal year-to-date basis compared to 50.0% for nine month period ended 2016. The elevated efficiency ratio of the comparable prior quarter was due almost entirely to one-time acquisition expenses. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Net interest margin was 4.00%, 3.98% and 3.95%, respectively, for the quarters ended June 30, 2017, March 31, 2017 and June 30, 2016 and 3.95% and 3.97%, respectively, for the nine months ended June 30, 2017 and 2016. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.87%, 3.83% and 3.74%, respectively, and 3.80% and 3.74%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin increased by 5 basis points and 13 basis points, respectively, compared to the same quarter in fiscal year 2016. The yield on interest-earning assets increased by 15 basis points over the same quarter in fiscal year 2016, driven by higher average loan balances as a proportion of earning assets and improving loan and investment yields. Meanwhile, the cost of interest-bearing liabilities increased by 11 basis points over the same period, including a 10 basis point increase in the cost of deposits, partially offset by a significant reduction in average FHLB borrowings outstanding. A $1.7 million reduction in the cost of interest rate swaps compared to the prior comparable quarter is the driver of the more pronounced increase in adjusted net interest margin compared to net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Net income for the third quarter of fiscal year 2017 represents earnings per diluted common share of $0.59, compared to $0.46 for the same quarter in fiscal year 2016 and was $1.81 fiscal year-to-date compared to $1.56 for the same period in fiscal year 2016. On July 27, 2017, our board of directors declared a dividend of $0.20 per common share payable on August 23, 2017 to stockholders of record as of the close of business on August 11, 2017.
Total loans were $8.79 billion at June 30, 2017, an increase of $109.2 million, or 1.3%, compared to September 30, 2016. The majority of the loan growth during the nine month period occurred within the commercial real estate ("CRE") and commercial and industrial ("C&I") segments of the loan portfolio, which grew $211.5 million and $42.5 million, respectively, offset by reductions of $81.8 million in agriculture loans and $67.6 million in residential real estate loans. Deposits grew to $8.96 billion at June 30, 2017, an increase of $354.3 million, or 4.1% compared to September 30, 2016. Deposit growth was driven by $35.0 million of noninterest-bearing deposit growth and $319.3 million of interest-bearing deposit growth, which is net of continued outflows of time deposits.
At June 30, 2017, loans graded "Watch" were $299.0 million, a decrease of $28.6 million, or 8.7%, compared to September 30, 2016, and loans graded "Substandard" were $250.6 million, an increase of $9.0 million, or 3.7%, over the same period.
Nonaccrual loans, including ASC 310-30 loans, were $123.6 million as of June 30, 2017, with $5.0 million of the balance covered by FDIC loss-sharing agreements. Total nonaccrual loans decreased by $2.8 million compared to September 30, 2016. Total OREO balances were $9.1 million as of June 30, 2017, a decrease of $1.2 million, or 12.0%, compared to September 30, 2016.
Provision for loan and lease losses was $5.8 million for the third quarter of fiscal year 2017, compared to $5.4 million for the same quarter of fiscal year 2016. Net charge-offs for the third quarter of fiscal year 2017 were $4.3 million, or 0.20% of average total loans on an annualized basis, with the majority of net charge-offs concentrated in the C&I segment of the loan portfolio, bringing fiscal year-to-date net charge-offs to $17.3 million, or 0.27% of average total loans on an annualized basis. For the comparable periods in fiscal year 2016, net charge-offs were $3.0 million, or 0.15% of average total loans on an annualized basis for the third quarter of fiscal year 2016, bringing fiscal year-to-date net charge offs to $4.8 million, or 0.08% of average total loans on an annualized basis. The ratio of ALLL to total loans was 0.73% at June 30, 2017, down from 0.74% at September 30, 2016. The balance of the ALLL decreased from $64.6 million at September 30, 2016 to $64.2 million at June 30, 2017.
Our capital position is strong, with Tier 1 capital, total capital and Tier 1 leverage ratios of 11.5%, 12.6% and 10.3%, respectively, at June 30, 2017, compared to 11.1%, 12.2% and 9.5%, respectively, at September 30, 2016. In addition, our Common Equity Tier 1 ratio was 10.7% at June 30, 2017 and 10.2% at September 30, 2016. Our tangible common equity to tangible assets ratio was 9.2% at June 30, 2017 and 8.5% at September 30, 2016. For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Key Factors Affecting Our Business and Financial Statements
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, our business and results of operations are impacted by several key factors, including economic conditions, interest rates, asset quality and loss-sharing agreements, banking laws and regulations, competition, our operational efficiency, goodwill and amortization of other intangible assets and accounting for loans and interest rate swaps at fair value.  There have been no material changes to these factors except as otherwise supplemented within this Quarterly Report on Form 10-Q for the nine months ended June 30, 2017 and within our Quarterly Report on Form 10-Q for the three and six months ended December 31, 2016 and March 31, 2017, respectively.
Results of Operations—Three and Nine Month Periods Ended June 30, 2017 and 2016
Overview
The following table highlights certain key financial and performance information for the three and nine month periods ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest and dividend income (FTE)	$112,555	$102,094	$333,177	$293,502
Interest expense	11,671	8,537	31,928	24,033
Noninterest income	15,485	9,097	43,226	26,739
Noninterest expense	54,922	61,222	161,312	150,297
Provision for loan and lease losses	5,796	5,372	16,854	11,892
Net income	35,060	26,360	107,125	87,495
Adjusted net income [1]	35,060	33,911	107,565	95,524
Common shares outstanding	58,761,597	58,693,499	58,761,597	58,693,499
Weighted average diluted common shares outstanding	59,130,632	57,176,705	59,065,402	55,993,011
Earnings per common share - diluted	$0.59	$0.46	$1.81	$1.56
Adjusted earnings per common share - diluted [1]	0.59	0.59	1.82	1.71

Performance Ratios:
Net interest margin (FTE) [2]	4.00%	3.95%	3.95%	3.97%
Adjusted net interest margin (FTE) 1 2	3.87%	3.74%	3.80%	3.74%
Return on average total assets [2]	1.25%	1.00%	1.26%	1.16%
Return on average common equity [2]	8.2%	6.8%	8.5%	7.8%
Return on average tangible common equity 1 2	14.8%	12.9%	15.5%	15.0%
Efficiency ratio [1]	46.7%	58.8%	46.3%	50.0%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

[2] Annualized for all partial-year periods.

Net Interest Income
The following table presents net interest income, net interest margin and adjusted net interest margin for the three and nine month periods ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Net interest income:
Total interest and dividend income (FTE)	$112,555	$102,094	$333,177	$293,502
Less: Total interest expense	11,671	8,537	31,928	24,033
Net interest income (FTE)	$100,884	$93,557	$301,249	$269,469

Net interest margin (FTE) and adjusted net interest margin (FTE) [1]
Average interest-earning assets	10,124,404	9,528,576	10,185,187	9,061,896
Average interest-bearing liabilities	9,485,260	8,928,981	9,556,764	8,502,729
Net interest margin (FTE)	4.00%	3.95%	3.95%	3.97%
Adjusted net interest margin (FTE) [1]	3.87%	3.74%	3.80%	3.74%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net interest income was $100.9 million for the third quarter of fiscal year 2017, compared to $93.6 million for the same quarter in fiscal year 2016, an increase of 7.8%. Net interest income was $301.2 million for the first nine months of fiscal year 2017, compared to $269.5 million for the same period in fiscal year 2016, an increase of 11.8%. The increases in net interest income for both periods were primarily attributable to higher loan interest income driven by 8.0% and 13.9%, respectively, of growth in average loans outstanding between periods and increasing benchmark interest rates, which favorably impact the contractual interest rates on variable and adjustable rate loans. Additionally, higher LIBOR rates have also driven a significant reduction in the cost of interest rate swaps we use to hedge the interest rate risk on longer-term fixed rate loans, which we record through noninterest income. Higher loan interest income was partially offset for the three and nine month periods ended June 30, 2017 by increases in deposit interest expense of $3.0 million and $6.5 million, respectively, which is similarly the result of growth in average deposits outstanding and in most cases is also directly or indirectly attributable to increasing benchmark interest rates.
Net interest margin was 4.00% for the third quarter of fiscal year 2017, an increase of 5 basis points compared to the same quarter in fiscal year 2016. Adjusted net interest margin was 3.87% for the third quarter of fiscal year 2017, an increase of 13 basis points compared to the same quarter in fiscal year 2016. A $1.7 million reduction in the cost of interest rate swaps, that hedge the interest rate risk on long term fixed rate loans in the portfolio, compared to the prior comparable quarter is the driver of the more pronounced increase in adjusted net interest margin compared to net interest margin. Net interest margin was 3.95% for the first nine months of fiscal year 2017, a decrease of 2 basis points compared to the same period in fiscal year 2016. Adjusted net interest margin was 3.80% for the first nine months of fiscal year 2017, an increase of 6 basis points compared to the same period in fiscal year 2016. A $4.2 million reduction in the cost of interest rate swaps compared to the prior comparable period is the driver of the more pronounced increase in adjusted net interest margin compared to net interest margin. For more information on our adjusted net interest income and adjusted net interest margin, including a reconciliation of each to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The following tables present the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three and nine month periods, respectively. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $715.1 million at June 30, 2017 and $673.3 million at June 30, 2016, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected below has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. ASC 310-30 loans represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Non ASC 310-30 loans represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	For the three months ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest (FTE)	Yield / Cost [1]	Average Balance	Interest (FTE)	Yield / Cost [1]
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$62,187	$163	1.05%	$130,521	$157	0.48%
Investment securities	1,398,370	6,803	1.95%	1,373,451	6,283	1.84%
Non ASC 310-30 loans, net [2]	8,550,349	102,720	4.82%	7,903,860	93,733	4.77%
ASC 310-30 loans, net	113,498	2,869	10.14%	120,744	1,921	6.40%
Loans, net	8,663,847	105,589	4.89%	8,024,604	95,654	4.79%
Total interest-earning assets	10,124,404	112,555	4.46%	9,528,576	102,094	4.31%
Noninterest-earning assets	1,154,295			1,085,961
Total assets	$11,278,699	$112,555	4.00%	$10,614,537	$102,094	3.87%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,815,407			$1,497,567
NOW, money market and savings deposits	5,849,998	$7,172	0.49%	5,236,443	$4,270	0.33%
Time deposits	1,289,402	2,306	0.72%	1,340,460	2,182	0.65%
Total deposits	8,954,807	9,478	0.42%	8,074,470	6,452	0.32%
Securities sold under agreements to repurchase	118,373	86	0.29%	152,615	124	0.33%
FHLB advances and other borrowings	303,846	994	1.31%	600,477	986	0.66%
Subordinated debentures and subordinated notes payable	108,234	1,113	4.13%	101,419	975	3.87%
Total borrowings	530,453	2,193	1.66%	854,511	2,085	0.98%
Total interest-bearing liabilities	9,485,260	$11,671	0.49%	8,928,981	$8,537	0.38%
Noninterest-bearing liabilities	77,979			118,184
Stockholders' equity	1,715,460			1,567,372
Total liabilities and stockholders' equity	$11,278,699			$10,614,537
Net interest spread			3.51%			3.49%
Net interest income and net interest margin (FTE)		$100,884	4.00%		$93,557	3.95%
Less: Tax equivalent adjustment		$2,154			$1,905
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$98,730	3.91%		$91,652	3.87%

[1] Annualized for all partial-year periods.
[2] Interest income includes $0.7 million and $1.8 million for the third quarter of fiscal year 2017 and 2016, respectively, resulting from accretion of ASC 310-20 loan marks associated with acquired loans.

The yield on interest-earning assets was 4.46% for the third quarter of fiscal year 2017, an increase of 15 basis points over the same quarter in fiscal year 2016, driven by higher average loan balances as a proportion of earning assets and improving loan and investment yields. Meanwhile, the cost of interest-bearing liabilities was 0.49% for the third quarter of fiscal year 2017, an increase of 11 basis points over the same quarter in fiscal year 2016, including a 10 basis point increase in the cost of deposits, partially offset by a significant reduction in average FHLB borrowings outstanding. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The yield on interest-earning assets was 4.37% for the first nine months of fiscal year 2017, an increase of 4 basis points over the same period in fiscal year 2016, driven by higher average loan balances as a proportion of earning assets. Meanwhile, the cost of interest-bearing liabilities was 0.45% for the first nine months of fiscal year 2017, an increase of 7 basis points over the same period, including a 6 basis point increase in the cost of deposits.

	For the nine months ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest (FTE)	Yield / Cost [1]	Average Balance	Interest (FTE)	Yield / Cost [1]
	(dollars in thousands)
Assets
Interest bearing bank deposits	$146,209	$728	0.67%	$102,206	$326	0.43%
Investment securities	1,386,190	19,719	1.90%	1,362,576	18,517	1.82%
Non ASC 310-30 loans, net [3]	8,532,650	305,208	4.78%	7,489,534	269,452	4.81%
ASC 310-30 loans, net	120,138	7,522	8.37%	107,580	5,207	6.47%
Loans, net	8,652,788	312,730	4.83%	7,597,114	274,659	4.83%
Total interest-earning assets	10,185,187	333,177	4.37%	9,061,896	293,502	4.33%
Noninterest-earning assets	1,150,838			1,055,005
Total assets	$11,336,025	$333,177	3.93%	$10,116,901	$293,502	3.88%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,810,880			$1,420,749
NOW, money market and savings deposits	5,673,929	$18,060	0.43%	4,973,268	$11,498	0.31%
Time deposits	1,307,908	6,536	0.67%	1,326,782	6,648	0.67%
Total deposits	8,792,717	24,596	0.37%	7,720,799	18,146	0.31%
Securities sold under agreements to repurchase	124,249	298	0.32%	163,622	395	0.32%
FHLB advances and other borrowings	530,668	3,735	0.94%	524,004	2,831	0.72%
Subordinated debentures and subordinated notes payable	109,130	3,299	4.04%	94,304	2,661	3.77%
Total borrowings	764,047	7,332	1.28%	781,930	5,887	1.01%
Total interest-bearing liabilities	9,556,764	$31,928	0.45%	8,502,729	$24,033	0.38%
Noninterest-bearing liabilities	89,770			107,432
Stockholders' equity	1,689,491			1,506,740
Total liabilities and stockholders' equity	$11,336,025			$10,116,901
Net interest spread			3.48%			3.50%
Net interest income and net interest margin (FTE) [1]		$301,249	3.95%		$269,469	3.97%
Less: Tax equivalent adjustment		$6,477			$5,522
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$294,772	3.87%		$263,947	3.89%

[1] Annualized for all partial-year periods.
[2] Interest income includes $3.0 million and $1.9 million for the first nine months of fiscal year 2017 and 2016, respectively, resulting from accretion of ASC 310-20 loan marks associated with acquired loans.

Interest and Dividend Income
The following table presents interest and dividend income for the three and nine month periods ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Interest and dividend income:
Loans (FTE)	$105,589	$95,654	$312,730	$274,659
Taxable securities	6,238	5,826	18,170	17,600
Nontaxable securities	269	61	710	85
Dividends on securities	296	396	839	832
Federal funds sold and other	163	157	728	326
Total interest and dividend income (FTE)	112,555	102,094	333,177	293,502
Less: Tax equivalent adjustment	2,154	1,905	6,477	5,522
Total interest and dividend income (GAAP)	$110,401	$100,189	$326,700	$287,980

Total interest and dividend income consists primarily of interest income on loans and interest and dividend income on our investment portfolio. Total interest and dividend income was $112.6 million for the third quarter of fiscal year 2017, compared to $102.1 million for the same quarter of fiscal year 2016, an increase of 10.2%. Total interest and dividend income was $333.2 million for the first nine months of fiscal year 2017, compared to $293.5 million for the same period of fiscal year 2016, an increase of 13.5%. Significant components of interest and dividend income are described in further detail below.
Loans. Interest income on all loans increased to $105.6 million in third quarter of fiscal year 2017 from $95.7 million in the same quarter in fiscal year 2016, an increase of 10.4% between the two periods. The increase was primarily attributable to higher loan interest income driven by 8.0% growth in average loans outstanding between periods and increasing benchmark interest rates, which favorably impact the contractual interest rates on variable and adjustable rate loans. Interest income on ASC 310-30 loans increased $0.9 million between the two periods, primarily driven by a full quarter of accretion on loans acquired in the HF Financial acquisition. Interest income on acquired loans accounted for under ASC 310-20 decreased $1.1 million between the two periods, primarily driven by runoff of the acquired loan portfolios.
Interest income on all loans increased to $312.7 million in the first nine months of fiscal year 2017 from $274.7 million in the third quarter of fiscal year 2016, an increase of 13.9% between the two periods. Average net loan balances for the first nine months of fiscal year 2017 were $8.65 billion, representing a 13.9% increase compared to the same period in fiscal year 2016. Interest income on ASC 310-30 loans increased $2.3 million between the two periods, primarily driven by loans acquired in the HF Financial acquisition. Interest income on acquired loans accounted for under ASC 310-20 increased $1.1 million between the two periods, primarily driven by a full nine months of accretion recognized on the loans acquired from HF Financial.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on non-ASC 310-30 loans was 4.82% for the third quarter of fiscal year 2017, an increase of 5 basis points compared to the same quarter in fiscal year 2016. The average tax equivalent yield on non ASC 310-30 loans was 4.78% for the first nine months of fiscal year 2017, a 3 basis point decrease compared to the same period in fiscal year 2016. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on non ASC 310-30 loans was 4.66% for the third quarter of fiscal year 2017, an 14 basis point increase compared to the same quarter in fiscal year 2016. The adjusted yield on non ASC 310-30 loans was 4.60% for the first nine months of fiscal year 2017, an 8 basis point increase over the prior comparable period. There continues to be a competitive interest rate environment for high quality commercial and agricultural credits across our footprint, but we have begun to benefit from a period-over-period increase in LIBOR rates which has reduced the net cost of pay fixed, receive floating interest rate swaps the Company utilizes related to certain fixed rate loans and benchmark rate hikes which have raised interest rates on many of our floating and variable rate loans.
The average duration, net of interest rate swaps, of the loan portfolio was 1.3 years as of June 30, 2017. Approximately 48%, or $4.19 billion, of the portfolio is comprised of fixed rate loans, of which $1.05 billion of loans are fixed rate loans with an original term of 5 years or greater for which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. Of the remaining floating and variable rate loans in the portfolio, approximately 52% are indexed to Wall Street Journal Prime, 27% to 5-year Treasuries and the balance to various other indices. Approximately 4% of our total loans' rates are floored, with an average interest rate floor 81 bps above market rates.
Loan-related fee income of $3.3 million is included in interest income for the third quarter of fiscal year 2017 and $3.0 million for the same quarter in fiscal year 2016. Loan-related fee income of $9.8 million is included in interest income for the first nine months of fiscal year 2017 compared to $7.8 million for the same period in fiscal year 2016. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $1.5 million and $1.0 million for the third quarter of fiscal years 2017 and 2016, respectively, and $3.5 million and $2.9 million for the first nine months of fiscal years 2017 and 2016, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.40 billion as of June 30, 2017. Interest and dividend income on investments includes income earned on investment securities and FHLB stock. Interest and dividend income on investments increased by 8.3% to $6.8 million in the third quarter of fiscal year 2017 from $6.3 million in the third quarter of fiscal year 2016, driven by an increase in average balances coupled with a yield increase from 1.84% to 1.95% over the same period. Interest and dividend income on investments increased by 6.5% to $19.7 million in the first nine months of fiscal year 2017 from $18.5 million in the same period of fiscal year 2016, driven by an increase in average balances coupled with a yield increase from 1.82% to 1.90% over the same period.
The weighted average life of the investment portfolio was 3.5 years and 3.3 years at June 30, 2017 and September 30, 2016, respectively. Average investments represented 13.8% and 14.4% of total average interest-earning assets for the third quarters of fiscal years 2017 and 2016, respectively, and 13.6% and 15.0% for the first nine months of fiscal years 2017 and 2016, respectively.
Interest Expense
The following table presents interest expense for the three and nine month periods ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Interest expense:
Deposits	$9,478	$6,451	$24,596	$18,145
Securities sold under agreements to repurchase	86	124	298	395
FHLB advances and other borrowings	994	986	3,735	2,831
Subordinated debentures and subordinated notes payable	1,113	976	3,299	2,662
Total interest expense	$11,671	$8,537	$31,928	$24,033
Total interest expense increased to $11.7 million in the third quarter of fiscal year 2017 from $8.5 million in the same quarter in fiscal year 2016, an increase of 36.7%, mostly due to a 6.2% increase in average interest-bearing liabilities between periods. The average cost of total interest-bearing liabilities was 0.49% for the third quarter of fiscal year 2017, compared to 0.38% for the same quarter in fiscal year 2016. Total interest expense increased to $31.9 million for the first nine months of fiscal year 2017 from $24.0 million in the same period in fiscal year 2016, an increase of $7.9 million, or 32.9%. The average cost of total interest-bearing liabilities was 0.45% for the first nine months of fiscal year 2017, compared to 0.38% for the same period in fiscal year 2016. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of checking accounts, money market accounts, NOW accounts, savings accounts and time deposits, was $9.5 million and $6.5 million for the third quarter of fiscal year 2017 and 2016, respectively, driven by growth in average deposits outstanding and increasing benchmark interest rates. Average deposit balances increased to $8.95 billion from $8.07 billion, respectively, for the same periods, an increase of $880.3 million, or 10.9%. The cost of deposits increased to 0.42% for the third quarter of fiscal year 2017 from 0.32% for the same quarter of fiscal year 2016. Interest expense on deposits was $24.6 million for the first nine months of fiscal year 2017 compared with $18.1 million in the same period in fiscal year 2016, an increase of $6.5 million, or 35.5%, reflecting a rise in market interest rates. Average deposit balances were $8.79 billion and $7.72 billion, respectively, for the same periods. The cost of deposits increased to 0.37% in the first nine months of fiscal year 2017 from 0.31% in the same period in fiscal year 2016.
Average non-interest-bearing demand account balances comprised 20.3% of average total deposits for the third quarter of fiscal year 2017, compared to 18.5% for the comparable quarter in fiscal year 2016. Total average other liquid accounts, consisting of money market and savings accounts, remained stable at 65.3% of total average deposits for the third quarter of fiscal year 2017, compared to 64.9% of total average deposits for the comparable quarter in fiscal year 2016, while time deposit accounts represented 14.4% of average total deposits for the third quarter of fiscal year 2017, compared to 16.6% in the comparable quarter in fiscal year 2016. These trends in the composition of our deposit portfolio represent a continuation of our strategy to move away from more costly time deposit accounts toward more cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $1.0 million for both the third quarter of fiscal year 2017 and the comparable quarter in 2016, reflecting a weighted average cost of 1.31% and 0.66% for the third quarters ended June 30, 2017 and 2016, respectively. Our average balance for FHLB advances and other borrowings decreased to $303.8 million in the current quarter of fiscal year 2017 compared to $600.5 million in the comparable quarter of fiscal year 2016. Interest expense on FHLB advances and other borrowings was $3.7 million for the first nine months of fiscal year 2017 and $2.8 million for the comparable period in fiscal year 2016, representing a weighted average cost of 0.94% and 0.72%, respectively. Our average FHLB advances and other borrowings for the nine months ended June 30, 2017 were $530.7 million, an increase of $6.7 million, or 1.27%, compared to the comparable period ended June 30, 2016. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 3.2% for the third quarter of fiscal year 2017, compared to 6.7% for the comparable quarter in fiscal year 2016. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 1.36% at June 30, 2017 and the average tenor was 5 months.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At June 30, 2017, we had pledged $3.64 billion of loans to the FHLB, against which we had borrowed $471.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding subordinated debentures and subordinated notes payable was $1.1 million in third quarter of fiscal year 2017 and $1.0 million in the comparable quarter in fiscal year 2016. Interest expense on our outstanding subordinated debentures and subordinated notes payable was $3.3 million for the first nine months of fiscal year 2017 and $2.7 million in the comparable period in fiscal year 2016. The weighted average contractual rate on outstanding subordinated notes was 4.88% at both June 30, 2017 and September 30, 2016. The increase in interest expense for the first nine months in fiscal year 2017 was due to the additional subordinated debt acquired in the HF Financial acquisition, partially offset by the redemption of $5.0 million of subordinated debentures in the first quarter of fiscal year 2017.
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
The following table presents the current and comparable quarter, nine month periods and a summary of the changes in interest income and interest expense on a tax equivalent basis resulting from changes in the volume of average asset and liability balances and changes in the average yields or rates compared with the preceding fiscal year. If significant, the change in interest income or interest expense due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance.

	Current Quarter vs Comparable Quarter			Current 9 month period vs Comparable 9 month period
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$(112)	$118	$6	$173	$228	$401
Investment securities	116	404	520	307	896	1,203
Non ASC 310-30 loans	7,753	1,233	8,986	36,349	(592)	35,757
ASC 310-30 loans	(121)	1,070	949	651	1,663	2,314
Loans	7,632	2,303	9,935	37,000	1,071	38,071
Total increase	7,636	2,825	10,461	37,480	2,195	39,675
Increase (decrease) in interest expense:
NOW, money market & savings deposits	548	2,355	2,903	1,768	4,792	6,560
Time deposits	(85)	209	124	(117)	5	(112)
Securities sold under agreements to repurchase	(26)	(12)	(38)	(95)	—	(95)
FHLB advances and other borrowings	(648)	656	8	36	868	904
Subordinated debentures and subordinated notes payable	68	69	137	432	206	638
Total increase (decrease)	(143)	3,277	3,134	2,024	5,871	7,895
Increase (decrease) in net interest income (FTE)	$7,779	$(452)	$7,327	$35,456	$(3,676)	$31,780

Provision for Loan and Lease Losses
We recognized provision for loan and lease losses of $5.8 million for the third quarter of fiscal year 2017 compared to a provision for loan and lease losses of $5.4 million for the comparable quarter in fiscal year 2016, an increase of $0.4 million between the periods, or 7.9%. Provision for loan losses was $16.9 million for the first nine months of fiscal year 2017 compared to $11.9 million for the comparable period in fiscal year 2016, an increase of $5.0 million, or 41.7%. The increase in provision was driven primarily by the higher level of net charge-offs recognized during fiscal year 2017, which was concentrated in the C&I segment of the loan portfolio. We recorded a net reduction in provision for ASC 310-30 loans of $0.1 million for the third quarter of fiscal year 2017, compared to a net reduction in provision of $0.4 million for the comparable quarter in fiscal year 2016. We recorded a net reduction in provision for ASC 310-30 loans of $1.0 million for the first nine months of fiscal year 2017 and $0.6 million for the comparable period in fiscal year 2016.

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Provision for loan and lease losses, non ASC 310-30 loans *	$5,850	$5,726	$17,860	$12,512
Reduction in provision for loan and lease losses, ASC 310-30 loans	(54)	(354)	(1,006)	(620)
Provision for loan and lease losses, total	$5,796	$5,372	$16,854	$11,892

* As presented above, the non ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.

Total Credit-Related Charges
We recognized other credit-related charges during the third quarter of fiscal year 2017 that were lower compared to the same quarter in 2016 and were higher in first nine months of 2017 compared to the same period in fiscal year 2016. We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and comparable quarter and nine month periods, is helpful to understanding the overall impact on our quarterly results of operations. Net OREO charges includes OREO operating costs, valuation adjustments and (loss) gain on sale of OREO properties, each of which entered OREO as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect expected credit losses in the portfolio.

		For the three months ended:			For the nine months ended:
	Included within F/S Line Item(s):	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
		(Dollars in thousands)
Provision for loan and lease losses	Provision for loan and lease losses	$5,796	$4,009	$5,372	$16,854	$11,892
Net OREO charges	Net loss on repossessed property and other related expenses	152	397	379	1,208	479
(Recovery) reversal of interest income on nonaccrual loans	Interest income on loans	332	(25)	1,505	233	1,320
Loan fair value adjustment related to credit	Net increase (decrease) in fair value of loans at fair value	(293)	(251)	2,722	(4)	2,296
Total		$5,987	$4,130	$9,978	$18,291	$15,987

Noninterest Income
The following table presents noninterest income for the three and nine month periods ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Non-interest income:
Service charges and other fees	$12,730	$12,316	$36,735	$33,098
Wealth management fees	2,433	1,807	7,116	5,087
Mortgage banking income, net	1,828	1,669	6,130	4,143
Net gain (loss) on sale of securities	—	134	44	(196)
Other	1,522	898	4,878	2,733
Subtotal, product and service fees	18,513	16,824	54,903	44,865
Net increase (decrease) in fair value of loans at fair value	6,060	14,198	(63,158)	35,253
Net realized and unrealized gain on derivatives	(9,088)	(21,925)	51,481	(53,379)
Subtotal, loans at fair value and related derivatives	(3,028)	(7,727)	(11,677)	(18,126)
Total noninterest income	$15,485	$9,097	$43,226	$26,739
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
Noninterest income was $15.5 million for the third quarter of fiscal year 2017, compared to $9.1 million for the comparable quarter in fiscal year 2016, an increase of $6.4 million, or 70.2%. Noninterest income for the first nine months of fiscal year 2017 was $43.2 million, an increase of $16.5 million, or 61.7%, compared to the same period in fiscal year 2016. Significant components of noninterest income are described in further detail below.
Product and Service Fees. We recognized $18.5 million of noninterest income related to product and service fees in the third quarter of fiscal year 2017, an increase of $1.7 million, or 10.0%, compared to the same quarter in fiscal year 2016. The increase was primarily attributable to a $0.6 million increase in wealth management income, a $0.6 million increase in other income, and a $0.4 million increase in service charges and other fees, which reflected modest increases in debit card interchange income and commercial deposit charges. Shortly after the end of calendar year 2015, we received regulatory approval to revert to higher interchange rates as a result of maintaining consolidated total assets under $10 billion as of December 31, 2015. We had previously been subject to capped interchange rates as a result of consolidating our total assets with other U.S. assets held by our former foreign parent company. Management estimates that the impact of recording higher debit card interchange income (i.e., "Durbin Amendment") was $2.6 million for the third quarter of fiscal year 2017. The higher allowable interchange rates were effective through June 30, 2017 and management expects lower interchange income in the quarter ending September 30, 2017.
Noninterest income related to product and service fees was $54.9 million for the first nine months of fiscal year 2017 compared to $44.9 million for the same period in fiscal year 2016, an increase of $10.0 million, or 22.4%. The increase was partly driven by a $3.6 million increase in service charges and other fees due to increased debit interchange income of $3.6 million. Net mortgage banking income increased by $2.0 million, wealth management income increased by $2.0 million and other income increased by $2.1 million.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the third quarter of fiscal year 2017, these items accounted for $(3.0) million of noninterest income compared to $(7.7) million for the same quarter in fiscal year 2016. The change was driven by a net favorable change in the credit adjustment of $3.0 million, and a $1.7 million reduction in the current cost of interest rate swaps driven by changes in the interest rate environment. For the first nine months of fiscal year 2017, these items accounted for $(11.7) million of noninterest income compared to $(18.1) million for the same period in fiscal year 2016. The change was driven by a net favorable $2.3 million change in the credit adjustment combined with a $4.1 million reduction in the current cost of interest rate swaps driven by changes in the interest rate environment. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans; we present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.
Noninterest Expense
The following table presents noninterest expense for the three and nine month periods ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$32,868	$28,352	$96,872	$78,417
Data processing	6,378	5,625	18,020	15,822
Occupancy expenses	4,057	4,002	12,437	11,436
Professional fees	4,141	3,327	10,535	9,087
Communication expenses	992	788	2,945	2,650
Advertising	1,059	1,047	3,029	3,015
Equipment expense	809	959	2,375	2,794
Net loss recognized on repossessed property and other related expenses	152	379	1,208	479
Amortization of core deposits and other intangibles	538	822	1,927	2,239
Acquisition expenses	—	12,179	710	12,950
Other	3,928	3,742	11,254	11,408
Total noninterest expense	$54,922	$61,222	$161,312	$150,297
Our noninterest expense consists primarily of salaries and employee benefits, data processing, occupancy expenses, professional fees, communication expenses, advertising and acquisition expenses. Noninterest expense was $54.9 million in the third quarter of fiscal year 2017 compared to $61.2 million for the same quarter in fiscal year 2016, a decrease of 10.3% or $6.3 million. Included in noninterest expense for the third quarter of fiscal year 2016 was $12.2 million of non-recurring acquisitions expenses; absent this reduction, total noninterest expense increased by $5.9 million, or 12.0%, over the same period. The majority of the increase was driven by a $4.5 million increase in salaries and employee benefits, which includes additional roles added to meet regulatory and risk management expectations, higher long-term incentive compensation and higher cost of employee benefits, which is primarily related to health insurance. Data processing costs increased by $0.8 million, driven by amortization of recent technology investments, and professional fees increased by $0.8 million, including higher legal and insurance costs.
Noninterest expense was $161.3 million for the first nine months of fiscal year 2017 compared to $150.3 million for the same period in fiscal year 2016, an increase of $11.0 million, or 7.3%. Included in noninterest expense was $0.7 million and $12.9 million of non-recurring acquisition expenses for the first nine months of fiscal year 2017 and 2016, respectively. Absent these non-recurring expenses, total noninterest expense increased $23.3 million, or 16.9%. The increase was primarily driven by an increase in salaries and employee benefits of $18.5 million, an increase in data processing of $2.2 million, an increase in professional fees of $1.4 million and an increase of $1.0 million in occupancy expenses.
Our efficiency ratio was 46.7% and 58.8% for the three month periods ending June 30, 2017 and 2016, respectively and 46.3% and 50.0%, respectively, for the nine month periods ending June 30, 2017 and 2016. The elevated efficiency ratios of the comparable prior periods were due almost entirely to non-recurring acquisition expenses. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $18.4 million for the third quarter of fiscal year 2017 represents an effective tax rate of 34.5%, compared to a provision of $7.8 million or an effective tax rate of 22.8% for the comparable quarter. The lower effective tax rate for the third quarter of fiscal year 2016 included a non-recurring benefit of $3.7 million relating to a correction of an immaterial error of a deferred tax item from an acquisition in 2008. The provision for income taxes of $52.7 million for the first nine months of fiscal year 2017 represents an effective tax rate of 33.0%, compared to a provision of $41.0 million or an effective tax rate of 31.9% for the comparable period in fiscal year 2016.
Return on Assets and Equity
The table below presents our return on average total assets, return on average common equity and average common equity to average assets ratio for the dates presented:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Return on average total assets	1.25%	1.00%	1.26%	1.16%
Return on average common equity	8.2%	6.8%	8.5%	7.8%
Average common equity to average assets ratio	15.2%	14.8%	14.9%	14.9%
Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated:

	As of
	June 30, 2017	September 30, 2016
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$11,466,184	$11,531,180
Loans [1]	8,791,852	8,682,644
Allowance for loan and lease losses	64,214	64,642
Deposits	8,959,102	8,604,790
Stockholders' equity	1,732,983	1,663,391
Tangible common equity [2]	984,155	912,636
Tier 1 capital ratio	11.5%	11.1%
Total capital ratio	12.6%	12.2%
Tier 1 leverage ratio	10.3%	9.5%
Common equity tier 1 ratio	10.7%	10.2%
Tangible common equity / tangible assets [2]	9.2%	8.5%
Book value per share - GAAP	$29.49	$28.34
Tangible book value per share [2]	$16.75	$15.55
Nonaccrual loans / total loans	1.41%	1.46%
Net charge-offs (recoveries) / average total loans [3]	0.27%	0.12%
Allowance for loan and lease losses / total loans	0.73%	0.74%

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
Our total assets were $11.47 billion at June 30, 2017, compared with $11.53 billion at September 30, 2016. The decrease in total assets during the first nine months of fiscal year 2017 was principally attributable to a decrease in cash and cash equivalents of $196.7 million since September 30, 2016, partially offset by an increase in net loans of $109.6 million for the same period. At June 30, 2017, loans were $8.79 billion, compared to $8.68 billion at September 30, 2016. This growth was primarily driven by growth in CRE and C&I segments of the loan portfolio, offset by reductions in agriculture and residential real estate loans. During the first nine months of fiscal year 2017, total deposits grew by $354.3 million, or 4.1%. Deposit growth was driven by $35.0 million of noninterest-bearing deposit growth and $319.3 million of interest-bearing deposit growth, which is net of continued outflows of time deposits.

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated:

	June 30, 2017	September 30, 2016
	(dollars in thousands)
Unpaid principal balance:
Commercial non-real estate [1]
Originated	$1,655,832	$1,601,328
Acquired	59,798	71,838
Total	1,715,630	1,673,166
Agriculture [1]
Originated	1,949,817	1,974,226
Acquired	137,296	194,711
Total	2,087,113	2,168,937
Commercial real estate [1]
Originated	3,438,550	3,171,516
Acquired	527,049	582,591
Total	3,965,599	3,754,107
Residential real estate
Originated	731,332	746,384
Acquired	222,008	274,574
Total	953,340	1,020,958
Consumer
Originated	58,662	59,850
Acquired	11,366	16,423
Total	70,028	76,273
Other lending
Originated	44,037	42,398
Acquired	74	79
Total	44,111	42,477
Total originated	7,878,230	7,595,702
Total acquired	957,591	1,140,216
Total unpaid principal balance	8,835,821	8,735,918
Less: Unamortized discount on acquired loans	(33,135)	(39,947)
Less: Unearned net deferred fees and costs and loans in process	(10,834)	(13,327)
Total loans	8,791,852	8,682,644
Allowance for loan and lease losses	(64,214)	(64,642)
Loans, net	$8,727,638	$8,618,002

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
During the first nine months of fiscal year 2017, total loans increased by 1.3%, or $109.2 million. The growth was primarily focused in CRE and C&I segments of the loan portfolio, which grew $211.5 million and $42.5 million, respectively, offset by reductions of $81.8 million in agriculture loans and $67.6 million in residential real estate loans.

The following table presents an analysis of the unpaid principal balance of our loan portfolio at June 30, 2017, by borrower and collateral type and by each of the five major geographic areas we use to manage our markets.

	June 30, 2017
	Nebraska	Iowa / Kansas / Missouri	South Dakota	Arizona / Colorado	North Dakota / Minnesota	Other(2)	Total	%
	(dollars in thousands)
Commercial non-real estate [1]	$327,702	$835,860	$307,020	$190,802	$8,362	$45,884	$1,715,630	19.4%
Agriculture [1]	150,571	424,131	724,730	785,336	3,384	(1,039)	2,087,113	23.6%
Commercial real estate [1]	766,489	1,000,876	986,608	986,375	208,008	17,243	3,965,599	44.9%
Residential real estate	208,513	275,864	241,898	175,006	16,766	35,293	953,340	10.8%
Consumer	14,696	24,211	27,079	2,341	698	1,003	70,028	0.8%
Other lending	—	—	—	—	—	44,111	44,111	0.5%
Total	$1,467,971	$2,560,942	$2,287,335	$2,139,860	$237,218	$142,495	$8,835,821	100.0%
% by location	16.6%	29.0%	25.9%	24.2%	2.7%	1.6%	100.0%

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

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at June 30, 2017:

June 30, 2017
(dollars in thousands)
Commercial non-real estate	$1,715,630
Agriculture real estate	991,163
Agriculture operating loans	1,095,950
Agriculture	2,087,113
Construction and development	490,025
Owner-occupied CRE	1,232,488
Non-owner-occupied CRE	1,881,726
Multifamily residential real estate	361,360
Commercial real estate	3,965,599
Home equity lines of credit	318,753
Closed-end first lien	473,011
Closed-end junior lien	39,400
Residential construction	122,176
Residential real estate	953,340
Consumer	70,028
Other	44,111
Total unpaid principal balance	$8,835,821
Commercial Non-Real Estate. Commercial non-real estate, or business lending, represents one of our core competencies. We believe that providing a tailored range of integrated products and services, including lending, to small- and medium-enterprise customers is the business at which we excel and through which we can generate favorable returns for our stockholders. We offer a number of different products including working capital and other shorter-term lines of credit, fixed-rate loans and variable rate loans with interest rate swaps over a wide range of terms, and variable-rate loans with varying terms. Our bank's direct exposure to energy-related borrowers is less than 1.2% of total loans.
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at March 31, 2017, we were ranked the sixth-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core competencies. We target a 20% to 30% portfolio composition for agriculture loans according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. While our borrowers have experienced volatile commodity prices over recent years, we believe there continues to typically be strong secondary sources of repayment and low borrower leverage for the agriculture loan portfolio. Continued pressure on the commodity prices or a further downturn in the agriculture economy could indirectly and adversely impact other lending categories including C&I, CRE, residential real estate and consumer.
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
The following table presents the maturity distribution of our loan portfolio as of June 30, 2017. The maturity dates were determined based on the contractual maturity date of the loan:

	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$654,691	$583,707	$477,232	$1,715,630
Agriculture	988,485	717,800	380,828	2,087,113
Commercial real estate	327,971	1,772,383	1,865,245	3,965,599
Residential real estate	224,329	340,676	388,335	953,340
Consumer	9,454	48,065	12,509	70,028
Other lending	44,111	—	—	44,111
Total	$2,249,041	$3,462,631	$3,124,149	$8,835,821
The following table presents the distribution, as of June 30, 2017, of our loans that were due after one year between fixed and variable interest rates:

	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial non-real estate	$658,463	$402,476	$1,060,939
Agriculture	867,464	231,164	1,098,628
Commercial real estate	1,826,478	1,811,150	3,637,628
Residential real estate	222,404	506,607	729,011
Consumer	46,103	14,471	60,574
Total	$3,620,912	$2,965,868	$6,586,780

OREO
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. OREO assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the asset at an acceptable price in a timely manner. Our total OREO carrying value was $9.1 million as of June 30, 2017, a decrease of $1.2 million, or 12.0%, compared to September 30, 2016. The following table presents our OREO balances for the period indicated:

	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017
	(dollars in thousands)
Beginning balance	$6,994	$10,282
Additions to OREO	2,961	4,182
Valuation adjustments and other	(110)	(983)
Sales	(794)	(4,430)
Ending balance	$9,051	$9,051
Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated:

	June 30, 2017	September 30, 2016
	(dollars in thousands)
U.S. Treasury securities	$227,779	$227,007
Mortgage-backed securities:
Government National Mortgage Association	546,454	664,529
Federal National Mortgage Association	319,848	212,452
Small Business Assistance Program	207,160	142,921
States and political subdivision securities	73,048	55,525
Corporate debt securities	—	4,998
Other	1,013	1,013
Total	$1,375,302	$1,308,445
We have historically invested excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. Since September 30, 2016, the fair value of the portfolio has increased by $49.1 million, or 3.7%.
The following table presents the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period held at June 30, 2017. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield ("WA Yield") on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	June 30, 2017
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
U.S. Treasury securities	$49,846	1.35%	$177,933	1.62%	$—	—%	$—	—%	$—	—%	$—	—%	$227,779	1.56%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,073,462	1.99%	—	—%	1,073,462	1.99%
States and political subdivision securities	6,176	1.31%	49,471	1.45%	17,279	1.87%	122	5.00%	—	—%	—	—%	73,048	1.54%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,013	—%	1,013	—%
Total	$56,022	1.34%	$227,404	1.58%	$17,279	1.87%	$122	5.00%	$1,073,462	1.99%	$1,013	—%	$1,375,302	1.89%

Asset Quality
We place an asset on nonaccrual status when any installment of principal or interest is more than 90 days past due or earlier when management determines the ultimate collection of all contractually due principal or interest to be unlikely. Restructured loans for which we grant payment or significant interest rate concessions are placed on nonaccrual status until collectability improves and a satisfactory payment history is established, generally by the receipt of at least six consecutive payments. Our collection policies related to delinquent and charged-off loans are highly focused on individual relationships, and we believe that these policies are in compliance with all applicable laws and regulations.
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

	June 30, 2017	September 30, 2016
	(dollars in thousands)
Nonaccrual loans [1]
Commercial non-real estate [3]	$23,920	$27,307
Agriculture [3]	74,960	68,526
Commercial real estate [3]	14,129	20,624
Residential real estate
Loans covered by FDIC loss-sharing agreements	5,034	4,095
Loans not covered by FDIC loss-sharing agreements	5,373	5,599
Total	10,407	9,694
Consumer [3]	225	244
Other lending [3]	—	—
Total nonaccrual loans covered by FDIC loss-sharing agreements	5,034	4,095
Total nonaccrual loans not covered by FDIC loss-sharing agreements	118,607	122,300
Total nonaccrual loans	123,641	126,395
OREO	9,051	10,282
Total nonperforming assets	132,692	136,677
Restructured performing loans	49,581	46,568
Total nonperforming and restructured assets	$182,273	$183,245

Accruing loans 90 days or more past due	$423	$1,991
Nonperforming restructured loans included in total nonaccrual loans	$46,403	$36,778

Percent of total assets
Nonaccrual loans [1]
Loans not covered by FDIC loss-sharing agreements	1.03%	1.06%
Total	1.08%	1.10%
OREO	0.08%	0.09%
Nonperforming assets [2]	1.16%	1.19%
Nonperforming and restructured assets [2]	1.59%	1.59%

[1] Includes nonperforming restructured loans
[2] Includes nonaccrual loans, which includes nonperforming restructured loans.
[3] Loans not covered by FDIC loss-sharing agreements
At June 30, 2017 and September 30, 2016, our nonperforming assets were 1.16% and 1.19%, respectively, of total assets. Nonaccrual loans were $123.6 million as of June 30, 2017, with $5.0 million of the balance covered by FDIC loss-sharing agreements. Total nonaccrual loans decreased by $2.8 million compared to September 30, 2016. Total OREO balances were $9.1 million as of June 30, 2017, a decrease of $1.2 million, or 12.0%, compared to September 30, 2016.

We recognized approximately $0.7 million of interest income on loans that were on nonaccrual for the nine month period ended June 30, 2017. Excluding loans covered by FDIC loss-sharing agreements, we had average nonaccrual loans (calculated as a two-point average) of $120.5 million outstanding during the first nine months of fiscal year 2017. Based on the average loan portfolio yield for these loans for the first nine months of fiscal year 2017, we estimate that interest income would have been $4.3 million higher during this period had these loans been accruing.
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
The table below outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated:

	June 30, 2017	September 30, 2016
	(dollars in thousands)
Commercial non-real estate
Performing TDRs	$7,430	$8,102
Nonperforming TDRs	1,710	4,789
Total	9,140	12,891
Agriculture
Performing TDRs	36,376	19,823
Nonperforming TDRs	41,902	28,688
Total	78,278	48,511
Commercial real estate
Performing TDRs	5,451	18,250
Nonperforming TDRs	2,168	2,356
Total	7,619	20,606
Residential real estate
Performing TDRs	320	370
Nonperforming TDRs	594	937
Total	914	1,307
Consumer
Performing TDRs	4	23
Nonperforming TDRs	29	8
Total	33	31
Total performing TDRs	49,581	46,568
Total nonperforming TDRs	46,403	36,778
Total TDRs	$95,984	$83,346
As of June 30, 2017, total performing TDRs increased $3.0 million, or 6.5%, compared to September 30, 2016. Total nonperforming TDRs increased $9.6 million, or 26.2%, compared to September 30, 2016 due mainly to one relationship in our agriculture portfolio.

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

	At and for the nine months ended June 30, 2017	At and for the fiscal year ended September 30, 2016
	(dollars in thousands)
Assets covered by FDIC loss-sharing agreements
Nonaccrual loans [1]	$5,034	$4,095
TDRs	201	255
OREO	—	106
Allowance for loan and lease losses, loans covered by FDIC loss-sharing agreements
Balance at beginning of period	$907	$1,625
Recoupment of previously-recorded impairment	(892)	(677)
Charge-offs	(15)	(41)
Balance at end of period	$—	$907

OREO covered by loss-sharing arrangement
Balance at beginning of period	$106	$61
Additions to OREO	14	182
Valuation adjustments and other	—	(15)
Sales	(120)	(122)
Balance at end of period	$—	$106

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

The following table presents an analysis of our allowance for loan and lease losses, including provisions for loan and lease losses, charge-offs and recoveries, for the periods indicated:

	At and for the nine months ended June 30, 2017	At and for the fiscal year ended September 30, 2016
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$64,642	$57,200
Provision charged to expense	17,860	18,011
Recoupment of ASC 310-30 loans	(1,006)	(1,056)
Charge-offs:
Commercial non-real estate	(7,769)	(2,629)
Agriculture	(7,708)	(4,294)
Commercial real estate	(1,881)	(3,625)
Residential real estate	(502)	(1,157)
Consumer	(138)	(206)
Other lending	(1,834)	(2,255)
Total charge-offs	(19,832)	(14,166)

Recoveries:
Commercial non-real estate	502	1,429
Agriculture	402	556
Commercial real estate	441	719
Residential real estate	311	495
Consumer	75	149
Other lending	819	1,305
Total recoveries	2,550	4,653

Net loan charge-offs	(17,282)	(9,513)

Balance at end of period	$64,214	$64,642

Average total loans for the period [1]	$8,652,788	$7,850,282
Total loans at period end [1]	$8,791,852	$8,682,644
Ratios
Net charge-offs to average total loans [3]	0.27%	0.12%
Allowance for loan and lease losses to:
Total loans	0.73%	0.74%
Nonaccruing loans [2]	54.14%	52.86%

[1] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
[2] Nonaccruing loans excludes loans covered by FDIC loss-sharing agreements.
[3] Annualized for partial-year periods
In the first nine months of fiscal year 2017, net charge-offs were $17.3 million, or 0.27% of average total loans on an annualized basis, comprised of $19.8 million of charge-offs and $2.6 million of recoveries. For fiscal year 2016, net charge-offs were $9.5 million, or 0.12%, of average total loans. The higher level of net charge-offs recognized during the period were concentrated in the C&I and agriculture segments of the loan portfolio.
At June 30, 2017, the allowance for loan and lease losses was 0.73% of our total loan portfolio, a 1 basis point decrease compared to 0.74% at September 30, 2016. The higher level of net charge-offs recognized in the first nine months of 2017 was the primary driver of the reduction in ALLL as the majority of charge-offs related to loans for which a specific ALLL had previously been recorded. The balance of the ALLL decreased from $64.6 million to $64.2 million over the same period.

Additionally, a portion of our loans which are carried at fair value, totaling $1.05 billion at June 30, 2017 and $1.13 billion at September 30, 2016, respectively, have no associated allowance for loan and lease losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for loan and lease losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $7.4 million at June 30, 2017 and September 30, 2016, respectively, or 0.08% and 0.09% of total loans, respectively. Finally, total purchase discount remaining on all acquired loans equates to 0.38% and 0.46% of total loans at June 30, 2017 and September 30, 2016, respectively.
The following table presents management’s historical allocation of the allowance for loan and lease losses by loan category, in both dollars and percentage of our total allowance for loan and lease losses, to specific loans in those categories at the dates indicated:

	June 30, 2017		September 30, 2016
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial non-real estate	$14,425	22.5%	$12,990	20.1%
Agriculture	24,485	38.1%	25,115	38.9%
Commercial real estate	18,151	28.3%	17,946	27.8%
Residential real estate	5,760	9.0%	7,106	11.0%
Consumer	350	0.5%	438	0.6%
Other lending	1,043	1.6%	1,047	1.6%
Total	$64,214	100.0%	$64,642	100.0%
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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.5 million at June 30, 2017 and September 30, 2016.
Deposits
We obtain funds from depositors by offering consumer and business demand deposit accounts, money market accounts, NOW accounts, savings accounts and term time deposits. At June 30, 2017 and September 30, 2016, our total deposits were $8.96 billion and $8.60 billion, respectively, an increase of 4.1%, which was primarily spread across commercial deposit accounts. Our accounts are federally insured by the FDIC up to the legal maximum. We have significantly shifted the composition of our deposit portfolio away from time deposits toward demand, NOW, money market and savings accounts in recent years.
The following table presents the balances and weighted average cost of our deposit portfolio at the following dates:

	June 30, 2017		September 30, 2016
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Non-interest-bearing demand	$1,915,560	—%	$1,880,512	—%
NOW accounts, money market and savings	5,760,950	0.50%	5,343,183	0.36%
Time certificates, $250,000 or more	262,724	1.07%	265,904	0.99%
Other time certificates	1,019,868	0.73%	1,115,191	0.65%
Total	$8,959,102	0.44%	$8,604,790	0.34%

Municipal public deposits constituted $867.8 million and $874.5 million of our deposit portfolio at June 30, 2017, and September 30, 2016, respectively, of which $525.5 million and $492.7 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 8.9% and 7.9% of our total deposits at June 30, 2017 and September 30, 2016, respectively.
The following table presents deposits by region:

	June 30, 2017	September 30, 2016
	(dollars in thousands)
Iowa / Kansas / Missouri	$2,607,022	$2,531,781
Nebraska	2,505,854	2,297,599
South Dakota	2,267,859	2,258,707
Arizona / Colorado	1,446,937	1,331,127
North Dakota / Minnesota	60,134	101,421
Corporate and other	71,296	84,155
Total deposits	$8,959,102	$8,604,790
We fund a portion of our assets with time deposits that have balances of $250,000 or more and that have maturities generally in excess of six months. At June 30, 2017 and September 30, 2016, our time deposits of $250,000 or more totaled $262.7 million and $265.9 million, respectively. The following table presents the maturities of our time deposits of $250,000 or more and less than $250,000 in size at June 30, 2017:

	Greater than or equal to $250,000	Less than $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$67,332	$209,571
Over three through six months	40,130	169,815
Over six through twelve months	47,374	211,254
Over twelve months	107,888	429,228
Total	$262,724	$1,019,868
Percent of total deposits	2.9%	11.4%
At June 30, 2017 and September 30, 2016, the average remaining maturity of all time deposits was approximately 14 months. The average time deposits amount per account was approximately $27,449 and $27,237 at June 30, 2017 and September 30, 2016, respectively.
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

Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted:

	At and for the Nine Months Ended June 30, 2017	At and for the Fiscal Year Ended September 30, 2016
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$123,851	$138,744
FHLB advances	415,000	231,000
Other short-term borrowings	$700	$—
Total short-term borrowings	$539,551	$369,744

Maximum amount outstanding at any month-end during the period	$538,851	$549,227
Average amount outstanding during the period	$277,899	$272,344
Weighted average rate for the period	0.60%	0.37%
Weighted average rate as of date indicated	0.93%	0.46%
We have a $10.0 million revolving line of credit with a large national bank, which expires July 28, 2018, at an interest rate of LIBOR + 200 basis points. At June 30, 2017, we did not have any advances on the line of credit.
Other Borrowings
We have outstanding $75.9 million and $80.9 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of June 30, 2017 and September 30, 2016, respectively. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital. In the first quarter of fiscal year 2017, the Company redeemed 5,000 shares of the HF Capital Trust V Debentures under the First Supplemental Indenture dated May 13, 2016.
In 2015, we issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at June 30, 2017, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, commencing on February 15, 2016 until August 15, 2020. During the first nine months of fiscal year 2017, we incurred $3.3 million in interest expense on all outstanding subordinated debentures and notes compared to $2.7 million in the same period in fiscal year 2016, which related to the increase in subordinated debt acquired in the HF Financial acquisition.

Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at June 30, 2017. Customer deposit obligations categorized as “not determined” include noninterest-bearing demand accounts, NOW accounts, money market and savings accounts.

	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$719,103	$296,822	$238,000	$2,294	$7,702,883	$8,959,102
Securities sold under agreement to repurchase	123,851	—	—	—	—	123,851
FHLB advances and other borrowings	446,700	—	—	25,000	—	471,700
Subordinated notes payable	—	—	—	75,920	—	75,920
Subordinated debentures	—	—	—	35,000	—	35,000
Operating leases, net of sublease income	5,331	5,082	10,919	8,339	—	29,671
Accrued interest payable	5,006	—	—	—	—	5,006
Interest on FHLB advances	1,583	915	2,745	991	—	6,234
Interest on subordinated notes payable	2,618	2,618	7,854	32,467	—	45,557
Interest on subordinated debentures	1,706	1,706	5,119	5,332	—	13,863
Other Commitments:
Commitments to extend credit—non-credit card	$1,224,354	$227,201	$469,640	$207,036	$—	$2,128,231
Commitments to extend credit—credit card	201,201	—	—	—	—	201,201
Letters of credit	81,652	—	—	—	—	81,652
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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated:

	June 30, 2017	September 30, 2016
	(dollars in thousands)
Commitments to extend credit	$2,329,432	$2,158,041
Letters of credit	81,652	61,802
Total	$2,411,084	$2,219,843
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
Great Western Bancorp, Inc. Our holding company's primary source of liquidity is cash obtained from dividends paid by our bank. We primarily use our cash for the payment of dividends, when and if declared by our board of directors, and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our bank through equity contributions and for acquisitions. At June 30, 2017, our holding company had $19.1 million of cash. During the third quarter of fiscal year 2017, we declared and paid a dividend of $0.20 per common share. The outstanding amounts under our revolving line of credit with a large national bank and our private placement subordinated capital notes together totaled $35.0 million at June 30, 2017. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities.
Great Western Bank. Our bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At June 30, 2017, our bank had cash of $327.9 million and $1.37 billion of highly-liquid securities held in our investment portfolio, of which $916.1 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our bank had $471.0 million in FHLB borrowings at June 30, 2017, with additional available lines of $1.68 billion. Our bank also had an additional borrowing capacity of $1.77 billion with the FRB Discount Window. Our bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At June 30, 2017, we had a total of $2.41 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our bank are based on the Basel III framework, as implemented by the federal bank regulators.
The following table presents our regulatory capital ratios at June 30, 2017 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,079,284	11.5%	6.0%	8.0%
Total capital	1,178,981	12.6%	8.0%	10.0%
Tier 1 leverage	1,079,284	10.3%	4.0%	5.0%
Common equity Tier 1	1,005,796	10.7%	5.75%	6.5%
Risk-weighted assets	9,392,670

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bank
Tier 1 capital	$1,090,648	11.6%	6.0%	8.0%
Total capital	1,155,346	12.3%	8.0%	10.0%
Tier 1 leverage	1,090,648	10.4%	4.0%	5.0%
Common equity Tier 1	1,090,648	11.6%	5.75%	6.5%
Risk-weighted assets	9,388,166
At June 30, 2017 and September 30, 2016, our Tier 1 capital included an aggregate of $73.5 million and $77.2 million, respectively, of trust preferred securities issued by our subsidiaries. At June 30, 2017, our Tier 2 capital included $64.2 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. At September 30, 2016, our Tier 2 capital included $64.6 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. Our total risk-weighted assets were $9.39 billion at June 30, 2017.
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
In particular, we evaluate our profitability and performance based on our adjusted net income, adjusted earnings per common share, tangible net income and return on average tangible common equity. Our adjusted net income and adjusted earnings per common share exclude the after-tax effect of items with a significant impact to net income that we do not believe to be recurring in nature, (e.g., one-time acquisition expenses). Our tangible net income and return on average tangible common equity exclude the effects of amortization expense relating to intangible assets and related tax effects from the acquisition of us by NAB and our acquisitions of other institutions. We believe these measures help highlight trends associated with our financial condition and results of operations by providing net income and return information excluding significant nonrecurring items (for adjusted net income and adjusted earnings per share) and based on our cash payments and receipts during the applicable period (for tangible net income and return on average tangible common equity).
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

	At or for the nine months ended:		At or for the three months ended:
	June 30, 2017	June 30, 2016	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income - GAAP	$107,125	$87,495	$35,060	$35,162	$36,903	$33,758	$26,360
Add: Acquisition expenses	710	12,950	—	—	710	2,742	12,179
Add: Tax effect at 38%	(270)	(4,921)	—	—	(270)	(1,042)	(4,628)
Adjusted net income	$107,565	$95,524	$35,060	$35,162	$37,343	$35,458	$33,911

Weighted average diluted common shares outstanding	59,065,402	55,993,011	59,130,632	59,073,669	58,991,905	58,938,367	57,176,705
Earnings per common share - diluted	$1.81	$1.56	$0.59	$0.60	$0.63	$0.57	$0.46
Adjusted earnings per common share - diluted	$1.82	$1.71	$0.59	$0.60	$0.63	$0.60	$0.59

Tangible net income and return on average tangible common equity:
Net income - GAAP	$107,125	$87,495	$35,060	$35,162	$36,903	$33,758	$26,360
Add: Amortization of intangible assets	1,927	2,239	538	550	839	1,024	822
Add: Tax on amortization of intangible assets	(264)	(660)	(50)	(50)	(163)	(220)	(220)
Tangible net income	$108,788	$89,074	$35,548	$35,662	$37,579	$34,562	$26,962

Average common equity	$1,689,491	$1,506,740	$1,715,460	$1,686,770	$1,666,243	$1,647,155	$1,567,372
Less: Average goodwill and other intangible assets	749,667	712,049	749,074	749,638	750,290	750,756	727,707
Average tangible common equity	$939,824	$794,691	$966,386	$937,132	$915,953	$896,399	$839,665
Return on average common equity *	8.5%	7.8%	8.2%	8.5%	8.8%	8.2%	6.8%
Return on average tangible common equity **	15.5%	15.0%	14.8%	15.4%	16.3%	15.3%	12.9%

* Calculated as net income - GAAP divided by average common equity. Annualized for partial-year periods.
** Calculated as tangible net income divided by average tangible common equity. Annualized for partial-year periods.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$294,772	$263,947	$98,730	$97,399	$98,642	$98,227	$91,652
Add: Tax equivalent adjustment	6,477	5,522	2,154	2,182	2,142	2,012	1,905
Net interest income (FTE)	301,249	269,469	100,884	99,581	100,784	100,239	93,557
Add: Current realized derivative gain (loss)	(11,681)	(15,832)	(3,320)	(3,875)	(4,486)	(4,895)	(5,005)
Adjusted net interest income (FTE)	$289,568	$253,637	$97,564	$95,706	$96,298	$95,344	$88,552

Average interest-earning assets	$10,185,187	$9,061,896	$10,124,404	$10,144,875	$10,286,284	$10,173,743	$9,528,576
Net interest margin (FTE) *	3.95%	3.97%	4.00%	3.98%	3.89%	3.92%	3.95%
Adjusted net interest margin (FTE) **	3.80%	3.74%	3.87%	3.83%	3.71%	3.73%	3.74%

* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

	At or for the nine months ended:		At or for the three months ended:
	June 30, 2017	June 30, 2016	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in thousands except share and per share amounts)
Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non ASC 310-30 loans:
Interest income - GAAP	$298,731	$263,930	$100,566	$98,825	$99,339	$99,058	$91,829
Add: Tax equivalent adjustment	6,477	5,522	2,154	2,182	2,142	2,012	1,905
Interest income (FTE)	305,208	269,452	102,720	101,007	101,481	101,070	93,734
Add: Current realized derivative gain (loss)	(11,681)	(15,832)	(3,320)	(3,875)	(4,486)	(4,895)	(5,005)
Adjusted interest income (FTE)	$293,527	$253,620	$99,400	$97,132	$96,995	$96,175	$88,729

Average non ASC 310-30 loans	$8,532,650	$7,489,534	$8,550,349	$8,531,652	$8,515,947	$8,477,214	$7,903,860
Yield (FTE) *	4.78%	4.81%	4.82%	4.80%	4.73%	4.74%	4.77%
Adjusted yield (FTE) **	4.60%	4.52%	4.66%	4.62%	4.52%	4.51%	4.52%

* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue - GAAP	$337,998	$290,686	$114,215	$111,233	$112,549	$114,025	$100,749
Add: Tax equivalent adjustment	6,477	5,522	2,154	2,182	2,142	2,012	1,905
Total revenue (FTE)	$344,475	$296,208	$116,369	$113,415	$114,691	$116,037	$102,654

Noninterest expense	$161,312	$150,297	$54,922	$53,852	$52,537	$57,342	$61,222
Less: Amortization of intangible assets	1,927	2,239	538	550	839	1,024	822
Tangible noninterest expense	$159,385	$148,058	$54,384	$53,302	$51,698	$56,318	$60,400
Efficiency ratio *	46.3%	50.0%	46.7%	47.0%	45.1%	48.5%	58.8%

* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,732,983	$1,640,511	$1,732,983	$1,706,861	$1,678,638	$1,663,391	$1,640,511
Less: Goodwill and other intangible assets	748,828	751,217	748,828	749,366	749,916	750,755	751,217
Tangible common equity	$984,155	$889,294	$984,155	$957,495	$928,722	$912,636	$889,294

Total assets	$11,466,184	$11,453,222	$11,466,184	$11,356,841	$11,422,617	$11,531,180	$11,453,222
Less: Goodwill and other intangible assets	748,828	751,217	748,828	749,366	749,916	750,755	751,217
Tangible assets	$10,717,356	$10,702,005	$10,717,356	$10,607,475	$10,672,701	$10,780,425	$10,702,005
Tangible common equity to tangible assets	9.2%	8.3%	9.2%	9.0%	8.7%	8.5%	8.3%

Tangible book value per share:
Total stockholders' equity	$1,732,983	$1,640,511	$1,732,983	$1,706,861	$1,678,638	$1,663,391	$1,640,511
Less: Goodwill and other intangible assets	748,828	751,217	748,828	749,366	749,916	750,755	751,217
Tangible common equity	$984,155	$889,294	$984,155	$957,495	$928,722	$912,636	$889,294

Common shares outstanding	58,761,597	58,693,499	58,761,597	58,760,517	58,755,989	58,693,304	58,693,499
Book value per share - GAAP	$29.49	$27.95	$29.49	$29.05	$28.57	$28.34	$27.95
Tangible book value per share	$16.75	$15.15	$16.75	$16.29	$15.81	$15.55	$15.15

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
Critical Accounting Policies and the Impact of Accounting Estimates
The following change was made to our critical accounting policies and accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016:
Goodwill
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. Goodwill is evaluated annually for impairment. We historically performed our impairment evaluation as of June 30 of each fiscal year. During the third quarter of fiscal year 2017, we voluntarily changed our annual impairment assessment date from June 30 to July 1. The change in evaluation date will better align with the Company's budget and strategic planning cycle. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. The change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively. The change has no direct or indirect financial statement impact to the three and nine months ended June 30, 2017. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. The evaluation of possible goodwill impairment involves significant judgment based on short-term and long-term projections of future performance. No goodwill impairment was recognized during the three and nine months ended June 30, 2017 and 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2017, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of June 30, 2017 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended June 30, 2017
Change in Market Interest Rates as of June 30, 2017	Twelve Months Ending June 30, 2018	Twelve Months Ending June 30, 2019
Immediate Shifts
+400 basis points	10.33%	16.81%
+300 basis points	7.77%	12.69%
+200 basis points	5.19%	8.53%
+100 basis points	2.60%	4.29%
-100 basis points	(4.09)%	(6.58)%

Gradual Shifts
+400 basis points	3.86%
+300 basis points	2.92%
+200 basis points	1.97%
+100 basis points	1.02%
-100 basis points	(2.10)%
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

We did not repurchase any of our common stock during the third quarter of fiscal year 2017.

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

Great Western Bancorp, Inc.
Date: August 8, 2017	By: ______/s/_Peter Chapman_________________ Name: Peter Chapman Title: Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS

Number	Description

11.1	Statement regarding Computation of Per Share Earnings (included as Note 19 to the registrant's unaudited consolidated financial statements)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished, not filed

