Form 10-K
period 2017-09-30
Great Western Bancorp, Inc.
filed 2017-11-28
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2017 was $2,492,033,526.
As of November 20, 2017, the number of shares of the registrant’s Common Stock outstanding was 58,853,861.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on February 22, 2018, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended September 30, 2017, are incorporated by reference under Part III.

GREAT WESTERN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE
Except as otherwise stated or the context otherwise requires, references in this Annual Report on Form 10-K to:

•	“we,” “our,” “us” and our “company” refers to Great Western Bancorp, Inc., a Delaware corporation, and its consolidated subsidiaries;

•	our “bank” refers to Great Western Bank, a South Dakota banking corporation;

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
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Item 1A. Risk Factors” or “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•	current and future economic and market conditions in the United States generally or in our states in particular, including the rate of growth and employment levels;

•	our ability to anticipate interest rate changes and manage interest rate risk;

•	our ability to achieve loan and deposit growth;

•	the relative strength or weakness of the commercial, agricultural and real estate markets where our borrowers are located, including without limitation related asset and market prices;

•	declines in asset prices and the market prices for agricultural products or changes in governmental support programs for the agricultural sector;

•	our ability to effectively execute our strategic plan and manage our growth;

•	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan and lease loss;

•	our ability to develop and effectively use the quantitative models we rely upon in our business;

•	our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;

•
operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cyber-security, technological changes, vendor problems, business interruption and fraud risks;

•	fluctuations in the values of our assets and liabilities and off-balance sheet exposures;

•	unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs;

•	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;

•	possible impairment of our goodwill and other intangible assets, or any adjustment of the valuation of our deferred tax assets;

•	the effects of geopolitical instability, including war, terrorist attacks, and man-made and natural disasters;

•	the impact of, and changes in applicable laws, regulations and accounting standards, policies and interpretations;

•	legal, compliance and reputational risks, including litigation and regulatory risks;

•	our inability to receive dividends from our bank and to service debt, pay dividends to our common stockholders and satisfy obligations as they become due;

•
expected cost savings in connection with the consolidation of recent acquisitions may not be fully realized or realized within the expected time frames, and deposit attrition, customer loss and revenue loss following completed acquisitions may be greater than expected; and

•
our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002 to maintain an effective system of internal control over financial reporting.

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

PART I
ITEM 1. BUSINESS
Our Business
We are a full-service regional bank holding company focused on relationship-based business and agribusiness banking. We serve our customers through 173 branches in attractive markets in nine states: Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. We were established more than 80 years ago and have achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. By leveraging our business and agribusiness focus, highly efficient operating model, robust approach to risk management and presence in attractive markets, we have achieved steady and profitable growth—both organically and through disciplined acquisitions. We have successfully completed nine acquisitions since 2006, including our 2010 Federal Deposit Insurance Corporation, or FDIC, assisted acquisition of TierOne Bank, which represented approximately $2.54 billion in acquired assets, and our 2016 acquisition of HF Financial Corp. ("HF Financial"), which represented approximately $1.12 billion of acquired assets. Our net income was $144.8 million for fiscal year 2017 and our loans and total assets were $9.01 billion and $11.69 billion, respectively, at September 30, 2017.

Washington
Montana
Oregon
Idaho
Wyoming
North Dakota
South Dakota
Minnesota
Wisconsin
Michigan
Nebraska
Iowa
Illinois
Indiana
Ohio
California
Nevada
Utah
Colorado
Kansas
Missouri
Kentucky
Arizona
New Mexico
Texas
Oklahoma
Arkansas
Tennessee
Louisiana
Mississippi
Alabama
Georgia
Florida
South Carolina
North Carolina
Virginia
West Virginia
Pennsylvania
New York
Vermont
New Hampshire
Maine
Massachusetts
Rhode Island
Connecticut
New Jersey
Delaware
Maryland

We focus on business and agribusiness banking, complemented by retail banking and wealth management services. Our loan portfolio consists primarily of business loans, comprised of commercial real estate ("CRE") loans, agribusiness loans and commercial non-real estate loans. At September 30, 2017, our business and agribusiness loans collectively accounted for 88.4% of our total loan portfolio. In addition, 67.2% of our aggregate loan portfolio, comprising 45.8% of CRE loans, 11.1% of agriculture real estate loans and 10.3% of residential real estate loans, was primarily secured by interests in real estate predominantly located in the states in which we operate. In addition, some of our other lending occasionally involves taking real estate as primary or secondary collateral. We offer small and mid-sized businesses a focused suite of financial products and have established strong relationships across a diversified range of sectors, including key areas supporting regional growth such as hospitality/tourism, agribusiness services, freight and transport and healthcare. We have developed extensive expertise in agribusiness lending, which serves one of the most prominent industries across our markets, and we offer a variety of financial services designed to meet the specific needs of our agribusiness customers. We also provide a range of deposit and loan products to our retail customers through several channels, including our branch network, online banking system, mobile banking applications and customer care centers. In our wealth management business, we seek to expand our private banking, financial planning, investment management and insurance operations to better position us to capture an increased share of the business of managing the private wealth of many of our business and agribusiness customers.

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
Our Business Strategy
We believe that stable long-term growth and profitability are the result of building strong customer relationships while maintaining disciplined underwriting standards. We plan to focus on originating high-quality loans and growing our cost-effective deposit base through our relationship-based business and agribusiness banking approach. We believe that continuing to focus on our core strengths will enable us to gain market share, continue to improve our operational efficiency and increase profitability. The key components of our strategy for continued success and future growth include the following:
Attract and Retain High-Quality Relationship Bankers
A key component of our growth in our existing markets and entry into new markets has been our ability to attract and retain high-quality relationship bankers. We have recruited approximately 71 new business and agribusiness relationship bankers since January 1, 2012 (out of a total of approximately 192 business and agribusiness relationship bankers at September 30, 2017), with average industry experience of over 15 years when hired. We believe we have been successful in recruiting qualified relationship bankers due primarily to our decentralized management approach, focused product suite and flexible and customer-focused culture while continuing to provide sophisticated banking capabilities to serve our customers’ needs. We intend to continue to hire experienced relationship bankers to execute our relationship-driven banking model. We utilize a variable compensation structure designed to incentivize our relationship bankers by tying their compensation to both the performance of the Company and their individual overall performance. We measure individual banker performance based on revenue, loans originated, deposits raised and asset quality/risk, among other performance measurements. We believe this structure establishes the appropriate incentives to serve our customers' needs, maintain strong performance and satisfy our risk management objectives. By leveraging the strong networks and reputation of our experienced relationship bankers, we believe we can continue to grow our loan portfolio and deposit base as well as offer customers a range of products and services to fulfill their financial needs.
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

Deepen Customer Relationships
We believe that our reputation, expertise and relationship-based banking model enable us to deepen our relationships with our customers. We look to leverage our relationships with existing customers by offering a range of products and services suitable to their needs such as online and mobile banking for consumer customers. We have sought to grow our low-cost customer deposit base by attracting more deposits from our business and agribusiness customers. We offer alternative cash management solutions intended to help retain business customers. We seek to expand and enhance our wealth management platform through focused product offerings that we believe will appeal to our more affluent customers. We intend to continue to capitalize on opportunities to capture more business from existing customers throughout our banking network. During fiscal year 2017, we continued to enhance our online and mobile banking platforms to enable person-to-person payments, online stop payments, and reward our customers for purchases made with their debit cards. With our new Online Account Opening, customers may open a checking account in minutes direct from their mobile phone. Our commercial customers now enjoy faster startup and simplified access to their banking information. We believe these enhancements are more competitive product offerings and expect them to contribute to growth in deposit balances over time.
Continue to Improve Efficiency and Manage Costs
We believe that our focus on operational efficiency, even in light of incremental costs related to being a public company with over $10 billion in consolidated total assets, is critical to our profitability and future growth. We intend to carefully manage our cost structure and continuously refine and implement internal processes to create further efficiencies and enhance our earnings. We believe our scalable systems, risk management infrastructure and operating model will better enable us to achieve further operational efficiencies as we grow our business.
Opportunistically Pursue Acquisitions
Our management team has extensive expertise and a successful track record in evaluating, executing and integrating attractive, franchise-enhancing acquisitions. We have successfully completed nine acquisitions since 2006, including our 2010 FDIC assisted acquisition of TierOne Bank, which represented approximately $2.54 billion in acquired assets, and our 2016 acquisition of HF Financial, which represented approximately $1.12 billion in acquired assets. We will continue to consider acquisitions that are consistent with our business strategy and financial model as opportunities arise. Illustrated below, as of September 30 of each indicated year, is the growth in our total assets, including the amount attributed as a result of acquisitions in that fiscal year.

Acquired Security Bank ($0.1 billion)
Acquired Sunstate Bank and three branches from HF Financial Corp. ($0.2 billion total)
Acquired First Community Bank's Colorado franchise and a branch from Wachovia ($0.6 billion total)
Acquired F&M Bank-Iowa and TierOne Bank ($3.0 billion total)
Acquired North Central Bancshares Inc. ($0.4 billion total)
Acquired HF Financial Corp. ($1.1 billion total)
$12.0
$10.0
$8.0
$6.0
$4.0
$2.0
$0.0
$3.1
$3.4
$4.3
$5.2
$8.3
$8.2
$9.0
$9.1
$9.4
$9.8
$11.5
$11.7
'06
'07
'08
'09
'10
'11
'12
'13
'14
'15
'16
'17
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
Our Prior Relationship With NAB
We were formed as a Delaware corporation in July 2014 as a wholly owned subsidiary of National Americas Holdings LLC ("NAH") to be the publicly traded holding company for our bank.  NAH was formed as a Delaware limited liability company in 2008 by NAB to facilitate NAB’s purchase of our bank. In connection with our initial public offering in October 2014, we purchased all outstanding common stock issued by Great Western Bancorporation, Inc. ("GWBCI"), an Iowa corporation formed in 1968 which was then the holding company for our bank, from National Americas Investments, Inc., a wholly owned subsidiary of NAH. Following this purchase, GWBCI was merged with and into us and we continue as the surviving corporation succeeding to all the assets, liabilities and business of GWBCI. We conduct our business through our bank as a single reportable segment, with all of our identifiable assets located in the United States.
Prior to our initial public offering, we were an indirect wholly-owned subsidiary of NAB. NAB sold 18.4 million shares, representing 31.8% of our common stock, in the initial public offering. On May 6, 2015, NAB sold 23.0 million shares of our common stock, representing 39.7% of the common stock, in the second stage of its planned divestiture. On July 31, 2015, NAB sold all of its remaining shares of our common stock in a secondary public offering of 13.8 million shares and a concurrent share repurchase transaction in which we acquired 2.7 million shares from NAB to fully divest its ownership. There are no debts payable to NAB and its affiliates remaining.
Our Business Lines
Business Banking
Business banking is a key focus of our business model and is one of our core competencies. We provide business banking services to small and mid-sized businesses across a diverse range of industries, including key sectors supporting regional growth such as hospitality/tourism, ancillary agribusiness services (e.g., farm equipment suppliers and grain and seed merchants), freight and transport and healthcare (e.g., hospitals, physicians, care facilities and dentists). We offer our business banking customers a focused range of financial products designed to meet the specific needs of their businesses, including loans, lines of credit, cash management services, online business deposit and wire transfer services, in addition to non-interest-bearing demand deposit and savings accounts and corporate credit cards. At September 30, 2017, business banking represented $2.87 billion in deposits, an increase of $262.8 million from September 30, 2016, and $5.84 billion in loans, an increase of $416.4 million over the same period, which represents 32.0% and 64.9%, respectively, of our total deposits and loans.
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
Our business banking lending portfolio comprises of CRE and commercial non-real estate loans. CRE loans include both owner-occupied CRE and non-owner-occupied CRE loans, multifamily residential real estate loans and construction and development loans. CRE lending is a significant component of our overall loan portfolio, although we are focused on managing our exposure to land development loans within construction and development lending, in particular, which we believe is relatively riskier than other types of CRE lending, including owner-occupied CRE lending. Commercial non-real estate loans represent one of our core competencies in business banking. We offer a focused range of lending products to our commercial non-real estate customers, including working capital and other shorter-term lines of credit, fixed-rate loans over a wide range of terms and variable-rate loans with varying terms.

The composition of our business lending, as of September 30, 2017, is as follows:

	September 30, 2017
	South Dakota	Arizona / Colorado	Iowa / Kansas / Missouri	Nebraska	North Dakota / Minnesota	Other [2]	Total	% of Total Loan Unpaid Principal Balance
	(dollars in thousands)
Non-owner-occupied CRE loans [1]	$534,085	$544,116	$444,298	$366,815	$125,331	$10,681	$2,025,326	22.5%
Owner-occupied CRE loans [1]	293,589	334,167	334,879	230,768	25,702	418	1,219,523	13.5%
Construction and development loans [1]	58,282	164,325	179,769	123,209	9,114	4,037	538,736	6.0%
Multifamily residential real estate loans [1]	139,991	26,612	63,144	67,184	43,132	1,157	341,220	3.8%
Commercial non-real estate loans [1]	287,894	210,638	827,719	340,297	9,128	43,238	1,718,914	19.1%
Total business loans	$1,313,841	$1,279,858	$1,849,809	$1,128,273	$212,407	$59,531	$5,843,719	64.9%

 [1] Unpaid principal balance for commercial real estate, agriculture and commercial non-real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

 [2] Balances in this column represent acquired workout loans and certain other loans managed by our workout staff, commercial and consumer credit card loans, fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

The compositions of our CRE and commercial non-real estate loan portfolios, aggregated by customer exposure as of September 30, 2017, are diversified across loan sizes, as set forth below:
Agribusiness Banking
In addition to business banking, we consider agribusiness lending one of our core competencies. We have been providing banking services to the agricultural community since our bank was founded. We have developed extensive expertise and brand recognition in agribusiness lending, which is one of the largest industries that we serve. We provide loans and banking services to agribusiness customers across our geographic footprint. We predominantly lend to grain and protein producers who produce a range of agricultural commodities. Our agribusiness customers range in size from small family farms to large commercial farming operations. At September 30, 2017, our agribusiness loan portfolio was $2.12 billion, representing 23.6% of our bank’s $8.97 billion in total lending. Our agribusiness loan portfolio was balanced at September 30, 2017, among the major types of agricultural production undertaken in our footprint, with grains (primarily corn, soybeans and wheat) representing 32.9% of our agribusiness loan portfolio; proteins (primarily beef cattle, dairy products and hogs) representing 51.8% of our agribusiness loan portfolio; and other products (including cotton, trees, fruits and nuts and vegetables, among others) representing 15.3% of our agribusiness loan portfolio, as set forth below:

The composition of our agribusiness lending portfolio is also geographically diversified across our footprint in our five business regions, as set forth below:

	September 30, 2017
	Agribusiness Loans	% of Agribusiness Loan Portfolio
	(dollars in thousands)
South Dakota	$701,899	33.1%
Arizona and Colorado	854,486	40.3%
Iowa, Kansas and Missouri	416,711	19.6%
Nebraska	147,863	7.0%
North Dakota and Minnesota	3,405	0.2%
Other [1]	(2,226)	(0.2)%
Total	$2,122,138	100.0%

[1] Balances in this row represent acquired workout loans and certain other loans managed by our staff, fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

We offer a number of products to meet our agribusiness customers’ banking needs, from short-term working capital funding to long-term land-related lending, as well as other tailored services. Through relationships with insurance agencies, we make available to our customers crop insurance that can provide farms with options for financial protection from various events, including flood, drought, hail, fire, disease, insect damage, wildfire and earthquake. We service our agribusiness customers through dedicated relationship bankers with deep industry/sector knowledge, supplemented by a team of local bankers focused on agriculture who build long-term relationships with customers.
Retail Banking
Retail banking provides a source of low-cost funding and deposit-related fee income. At September 30, 2017, our branch network consisted of 173 branch offices located in 129 communities. Our branch network enhances our ability to gather deposits, expand our brand presence, service our customers’ needs, originate loans and maintain our customer relationships.

We offer traditional banking products to our retail customers, including non-interest-bearing demand accounts, interest-bearing savings and money market accounts, individual retirement accounts ("IRAs"), and time certificates of deposit. As the banking industry continues to experience broader customer acceptance of online and mobile banking tools for conducting basic banking functions and retail customers use branch locations with less frequency than they have historically, we serve our customers through a wide range of non-branch channels; including online, telephone and mobile banking platforms. In addition, we continue to optimize our branch network and have closed and/or relocated many less profitable branches. We continue to strive to optimize the effectiveness of our distribution channels and increase our operational efficiency to adapt to increasing customer preferences for self-service banking capabilities. At September 30, 2017, we had ATMs at 162, or 93.6%, of our branches and had another 21 company-owned ATMs at off-site locations. We are part of the MoneyPass, SHAZAM and NETS networks, enabling our customers to withdraw cash surcharge-free and service charge-free at over 25,000 ATM locations across the country.
Our retail branch network is spread among our five regions as follows:

	September 30, 2017
	Number of branches	% of branches
South Dakota	38	22.0%
Arizona and Colorado	28	16.2%
Iowa, Kansas and Missouri	54	31.2%
Nebraska	50	28.9%
North Dakota and Minnesota	3	1.7%
Total	173	100.0%
We also provide a variety of loan products to individuals. At September 30, 2017, our residential real estate and consumer portfolio was $1.00 billion, representing 11.0% of our total lending, and comprised residential mortgage loans, home equity loans and home equity lines of credit and general lines of credit, auto loans and other loans. We also have a small amount of consumer credit card balances outstanding. In addition to retail loans held in our portfolio, we also originate residential mortgage loans for resale (including their servicing) on the secondary market and, in the fiscal year ended September 30, 2017, we sold $280.5 million of these loans and serviced $722.5 million of mortgage loans. At September 30, 2017, we had a retail and mortgage loan officer base of 425 individuals. Home equity originations (including residential mortgages) are sourced almost exclusively through our branch network. Our home equity loan portfolio is conservatively underwritten, including assessment of the borrower’s income, FICO score and the loan-to-value ratio. See “—Loans—Underwriting Principles” for discussion of our credit underwriting standards.
Wealth Management
We also provide our customers with a selection of wealth management solutions, including financial planning, private banking, investment management and trust services through associations with third party vendors, including registered broker-dealers and our investment adviser. Our investment representatives offer our customers investment management services through our branch network which entails overseeing and recommending investment allocations between asset classes based on a review of a client’s risk tolerance. These representatives also offer and sell insurance solutions, including life insurance, and offer trust services, including personal trusts and estate planning. At September 30, 2017 our investment representatives had $780.8 million in assets under management, and, through our trust services group, we had $1.00 billion in assets under management, for a combined total of $1.78 billion in assets under management. Enhancing and expanding our wealth management business is an important component of our strategic plan, as we believe it can deepen our customer relationships, create opportunities to provide a wider range of financial services products to our customers and drive stable and recurring revenue.

Loans
Overview
Our loan portfolio consists primarily of CRE, commercial non-real estate and agribusiness loans. We also originate residential real estate loans, personal loans, home equity loans, lines of credit, credit cards and auto loans. As described below, our loan portfolio is diversified across our customer base.
The following chart sets forth the composition of our loan portfolio by loan category as of September 30, 2017:
Our underwriting principles, discussed below, require portfolio diversification across geographies, industries and customers. Our lending is diversified both geographically, predominantly across our nine footprint states, and across our loan categories referenced above and within each of these categories. For example, within agribusiness lending, our portfolio is diversified across grain, protein and other types of agribusiness. Our commercial non-real estate and owner-occupied CRE lending categories are well diversified, with no individual industry comprising more than 10.0% of lending in these combined categories. See “—Our Business Lines—Agribusiness Banking” for information about the composition of our agribusiness loan portfolio and “—Our Business Lines—Business Banking” for information about the composition of our business banking loan portfolio. At a customer level, our largest exposure represents 0.7% of our total loans, and our top ten loan exposures represent approximately 4.9% of our total loans at September 30, 2017.
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

We establish what we believe to be conservative collateral guidelines that recognize the potential effects of volatility or deterioration of the value of collateral we accept, such as real estate, inventory, receivables and machinery. We manage this risk in a number of ways, including through advance rate guidelines for the various types of collateral we typically accept, along with periodic inspections. In addition, where we take real estate as collateral, and for some other specialized assets, we require assessment of value based on appropriate methodology and benchmarks. For our larger real estate commitments, this can include an independent third party appraisal review and, where appropriate, additional reviews.
We also assess the presence and viability of one or more acceptable secondary sources of repayment to mitigate potential future borrower cash flow deterioration. To improve the reliability of secondary sources of repayment, we prefer originating loans on a secured basis, and at September 30, 2017, less than 1.0% of our total lending was on an unsecured basis. We typically engage in unsecured lending only in situations involving long-standing customers of sound net worth and above-average liquidity with strong repayment ability (other than in connection with credit cards we issue).
We have a delegated commitment authorities framework that provides what we believe to be conservative levels of lending authority to our bankers commensurate with their role and lending experience. Commitments above the lending thresholds established for a banker require the approval, depending on the size of the commitment, of our regional credit managers, central senior credit managers, Chief Credit Officer or, for our largest commitments, our transactional credit committee. Loan analysis and decisions are documented and form part of the loan’s continual monitoring and relationship management record. We believe this framework provides the necessary separation of authority and independence in the credit underwriting process while providing flexibility to expedite appropriate credit decisions and provide competitive customer service.
Agribusiness. The underwriting principles described above generally apply to our agribusiness lending, although our assessment of cash flow sustainability, acceptability of borrowing purpose, borrower liquidity, industry environment, marketing and management capability, integrity and experience are considered in light of the unique attributes of agribusiness lending. For example, we review the adequacy and sustainability of an agribusiness customer’s operating cash flows to determine adequate coverage of interest and scheduled principal repayments, and, generally, require a minimum of 1.10 times in the most recent year or based on a 3-year average. We work with the borrower to select the appropriate funding facility, such as working capital line funding for short-term needs, medium-term borrowing to fund purchases of durables like machinery or equipment and long-term real estate loans, which are typically committed for five to ten years, with a maximum of 15 years.
As described above, we establish what we believe to be conservative collateral guidelines for our lending that recognize the volatility of asset prices. We also tailor the structure of certain loans, apply additional policies and require appropriate covenants to ensure our bank is well protected against the key potential risks. For livestock, we adopt what we believe to be conservative valuations to reduce the effects of cyclical trends before applying our collateral guidelines. For growing grain crops, we generally limit our lending to the coverage provided by crop insurance.
As is the case with all types of lending, external risks beyond a customer’s business and operations can affect repayment. Our agribusiness lending, in particular, is subject to several external risks that we manage in various ways, including:

•
Price cycles and volatility—Agricultural commodity prices are both cyclical and volatile, and we seek to manage these factors by diversifying our portfolio across a range of agribusiness customers including grain producers and protein producers (e.g., generally, low grain prices assist protein producers since their businesses use grains as inputs) and by determining and applying appropriate advance rate guidelines to agricultural commodities used as collateral, as discussed above.

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

Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to consumers, businesses and other customers with a variety of rates and terms. Deposits at our bank are insured by the FDIC up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At September 30, 2017, we held $8.98 billion of total deposits. At September 30, 2017, our deposit base consisted of $3.72 billion, or 41.5%, in checking accounts, $3.98 billion, or 44.3%, in money market and savings accounts, and $1.27 billion, or 14.2%, in time deposits and IRAs.
Our deposit base is diversified across our geographic footprint, as illustrated by the following table showing the composition of our deposit base by the geographic region of our branches at September 30, 2017:

	September 30, 2017
	Number of Branches	Deposits	% of Deposits
	(dollars in thousands)
South Dakota	38	$2,231,857	24.9%
Arizona and Colorado	28	1,530,668	17.0%
Iowa, Kansas and Missouri	54	2,561,315	28.5%
Nebraska	50	2,521,631	28.1%
North Dakota and Minnesota	3	51,527	0.6%
Corporate and other	—	80,615	0.9%
Total	173	$8,977,613	100.0%
Our deposit base is also diversified by client type. As of September 30, 2017, no individual depositor represented more than 1.7% of our total deposits, and our top ten depositors represented 8.5% of our total deposits. The composition of our deposit portfolio represents our strategy to move away from more costly time deposit accounts over the last few years toward more cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature. This shift in deposit mix has been largely responsible for the recent declines in our average cost of deposits from 0.48% at September 30, 2013 to 0.40% at September 30, 2017. At September 30, 2017, our deposit base included $843.5 million of municipal deposits, against which we were required to hold $533.3 million of collateral. Municipal deposits represent approximately 652 customers with an average balance per customer of $1.3 million.
The graph below shows our total deposits and deposits acquired at the end of each fiscal year presented, as well as weighted average costs of deposits for each fiscal year presented:

Risk Oversight and Management
We believe risk management is another core competency of our business. As we have grown, our risk team and its capabilities have expanded. Our risk management consists of comprehensive policies and processes and seeks to emphasize personal ownership and accountability for risk with all our employees. We expect our people to focus on managing our risks, and we support this with appropriate oversight and governance and a framework based on three lines of defense (including an internal audit team who report directly to the Audit Committee of our Board of Directors). We delegate authority for our risk management oversight and governance to a number of executive management committees, each responsible for overseeing various aspects of our risk management process. Various board committees, including the Risk Committee of our Board of Directors, provide oversight over our risk management function.
Our Management Risk Committee is responsible for oversight and governance of all risks across the enterprise. These responsibilities include monitoring our bank’s overall risk profile to ensure it remains within the Board-approved risk appetite and adjusting activities as appropriate, assessing new and emerging risks, monitoring our risk management culture, assessing acceptability of the risk impacts of any material changes (or additions) to our products, vendor relationships, partnerships or other processes and overseeing compliance with regulatory expectations and requirements. The Management Risk Committee is chaired by our President and Chief Executive Officer and includes our Chief Risk Officer, Chief Credit Officer and executives representing our business and support areas together with senior risk managers. The Management Risk Committee is supported by the following five subcommittees, each with specific responsibility to monitor, oversee and approve changes in their respective areas of focus relating to risks: Asset & Liability Committee, Operational Risk & Compliance Committee, Transactional Credit Committee, Risk Standards Review Panel and Technology Committee. Our Transactional Credit Committee reviews and approves our largest lending exposures.
Our Chief Risk Officer leads our integrated risk management function that provides second line oversight of all enterprise risk, including strategic risk, credit risk and operational risk (such as compliance, regulatory, legal and reputational risk), as well as overseeing ongoing enhancements to our risk management processes. Our Chief Risk Officer, a member of our executive leadership team, reports to our President and Chief Executive Officer and has direct access to the Risk Committee of our Board of Directors. In addition, our executive leadership team and other members of management have responsibility for oversight and management of risk across business and operational lines.
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
We manage risk through three lines of defense that allocate responsibility and accountability for risk management throughout our business. Our first line of defense is our business lines, credit and support functions, which are accountable for being aware of and managing the risks in their respective business areas and for operating within our established risk framework and appetite. Our second line of defense is our risk team, which provides monitoring, control, oversight and advice on risk to our business lines, credit and support functions across the enterprise, and our third line of defense is our internal audit function, which provides independent oversight that risks are being managed to an acceptable level and that our internal control frameworks are operating effectively.
Credit Risk Management
Credit risk is the potential for loss arising from a customer, counterparty or issuer failing to meet its contractual obligations to us. Our strategy for managing credit risk includes well-defined, centralized credit policies, uniform underwriting criteria, clearly delegated authority levels and accountability, ongoing risk monitoring and review processes for credit exposures and portfolio diversification by geography, industry and customer. We segment our loan portfolio into a number of asset classes for purposes of developing and documenting our credit risk management procedures and determining associated allowance for loan and lease losses, including CRE, agriculture, commercial non-real estate, real estate, consumer and other lending. For a discussion of our underwriting standards, see “—Loans—Underwriting Principles.”

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
Our non-lending activities also give rise to credit risk, including exposures resulting from our investment in securities and our entry into interest rate swap contracts. For more information on these activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition—Investments” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition—Derivatives.”
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
Competition
The financial services industry and each of the markets in which we operate in particular are highly competitive. We face strong competition in gathering deposits, making loans and obtaining client assets for management by our investment or trust operations. We compete for deposits and loans by seeking to provide a higher level of personal service than is generally offered by our larger competitors, many of whom have more assets, capital and resources and higher lending limits than we do and may be able to conduct more intensive and broader based promotional efforts to reach both commercial and retail customers. We also compete based on advertising impact and interest rates. Our principal competitors for deposits, loans and client assets for management by our investment or trust operations include large nationwide banks such as U.S. Bank, Wells Fargo and Bank of America and various other nationwide, regional and community banks operating in our markets.
Competition for deposits is also affected by the ease with which customers can transfer deposits from one institution to another. Our cost of funds fluctuates with market interest rates and may be affected by higher rates being offered by other financial institutions. In certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and government debt securities and money market mutual funds. Our management believes that our most direct competition for deposits comes from nationwide and regional banks, savings banks and associations, online internet banks, credit unions, insurance companies, money market funds, brokerage firms, other non-bank financial services companies and service-focused community banks that target the same customers.

Finally, deposit acquisition and retention is affected by the customer's online and mobile banking experience. During fiscal year 2017, we launched an online account opening platform and an account-to-account transfer program for consumer customers. We believe these enhancements are more competitive product offerings and expect them to contribute to growth in deposit balances over time.
We compete for loans principally through the quality of service we provide to borrowers while maintaining competitive interest rates, loan fees and other loan terms. We emphasize personalized relationship banking services and the local and efficient decision-making of our banking businesses. Because of economies of scale, our larger, nationwide competitors may offer loan pricing that is more attractive than loan pricing we can offer. Our most direct competition for loans comes from larger regional and national banks, savings banks and associations, online internet banks, credit unions, insurance companies and service-focused community banks that target the same customers. We also face competition for agribusiness loans from participants in the nationwide Farm Credit System and global banks.
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
Information Technology Systems
We devote significant resources to maintain stable, reliable, efficient and scalable information technology systems. We utilize a single, highly integrated core processing system from a third party vendor across our business that improves cost efficiency and acquisition integration. As advantageous, we work with our third party vendors to maximize the efficiency of our use of their applications. We use integrated systems to originate and process loans and deposit accounts, which reduces processing time, improves customer experience and reduces costs. Most customer records are maintained digitally. During fiscal year 2017, we have successfully executed several initiatives to continue to enhance our information security, online, mobile and cash management banking services and have implemented a new more automated branch teller transaction processing system to further improve the overall client experience.
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
We have an enterprise data warehouse system to capture, analyze and report key metrics associated with customer and product profitability. Data that previously was arduous to collect across multiple systems is now available daily through standard and ad hoc reports to assist with managing our business and competing effectively in the marketplace.
Employees
As of September 30, 2017, we had 1,689 total employees, which included 1,542 full-time employees, 145 part-time employees and 2 temporary employees. Of our 1,689 employees, 1,204 are in core banking (i.e., non-line of business branch network employees, including relationship bankers), 90 employees are in lines of business (e.g., mortgage, credit cards, investments), 34 employees are in finance, 210 employees are in support services (i.e., employees in operations, IT and projects), 96 employees are in risk and credit management, 13 employees are in internal audit and 42 employees are in other functions. We believe our relationship with our employees to be generally good. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements.

Executive Officers of the Registrant
The following table and the descriptions below set forth biographical information regarding our executive officers:

Name	Age	Position
Ken Karels	60	Chairman, President, Chief Executive Officer and Director
Peter Chapman	44	Chief Financial Officer and Executive Vice President
Stephen Ulenberg	60	Chief Risk Officer and Executive Vice President
Michael Gough	56	Chief Credit Officer and Executive Vice President
Doug Bass	56	Regional President and Executive Vice President
Ken Karels has served as Great Western Bancorporation, Inc.’s President and Chief Executive Officer and on its Board of Directors from 2010 through 2014, as well as the Chairman, President and Chief Executive Officer and on the Board of Directors of our company since its formation in July 2014. He was elected Chairman in 2017. Mr. Karels is also the Chairman, President and Chief Executive Officer of our bank and serves on the Boards of Directors of our bank and our other subsidiaries. Mr. Karels’ duties include overall leadership and executive oversight of our bank. Mr. Karels has 40 years of banking experience and expertise in all areas of bank management and strategic bank acquisitions. He has served in several different capacities at our bank since February 2002, including Regional President and Chief Operating Officer for the bank’s branch distribution channel including agriculture, business and retail lending and deposits functions. During his executive tenure, Mr. Karels has helped grow our bank from $5.2 billion in assets at September 30, 2009 to over $11 billion in assets today. Before joining our bank, Mr. Karels served as President and Chief Executive Officer at Marquette Bank, Milbank, SD, where he was employed for 25 years.
Peter Chapman has served as Great Western Bancorporation, Inc.’s Chief Financial Officer and Executive Vice President from 2013 through 2014 and on its Board of Directors from January 2013 until October 2014, as well as the Chief Financial Officer and Executive Vice President of our company since its formation in July 2014. Mr. Chapman is also the Chief Financial Officer and Executive Vice President of our bank. In 2017, Mr. Chapman also began overseeing all of our banking operations within the states of Minnesota and North Dakota. Mr. Chapman has over 23 years of industry experience and is responsible for all aspects of our financial and regulatory reporting together with planning and strategy and treasury management of our balance sheet. From 2010 until he was appointed as our Chief Financial Officer in November 2012, Mr. Chapman served as the General Manager, Finance Performance Management & Non Traded Businesses for NAB’s Wholesale Banking business. From 2007 to 2010, Mr. Chapman served as Head of Financial Control at NAB and was responsible for oversight and delivery of NAB’s external financial reporting and internal management reporting. From 2004 to 2007, Mr. Chapman was Manager, and then Senior Manager, in NAB’s Group Accounting Policy team. From 1995 to 2004, Mr. Chapman held various roles with Ernst & Young’s Financial Services Audit Division, including Group Manager of its Melbourne, Australia office’s Financial Services Audit practice, and he was seconded to Ernst & Young’s New York office from 1998 to 2000. Mr. Chapman has been a Chartered Accountant with the Institute of Chartered Accountants Australia since 1998 and is currently a Fellow of the Institute.
Stephen Ulenberg has served as Great Western Bancorporation, Inc.’s Chief Risk Officer and Executive Vice President from 2010 through 2014, as well as the Chief Risk Officer and Executive Vice President of our company since its formation in July 2014. Mr. Ulenberg is also the Chief Risk Officer and Executive Vice President of our bank. Mr. Ulenberg is responsible for ensuring that risk is effectively managed and overseen across our enterprise. Mr. Ulenberg has 33 years of experience in the financial services industry, including a 24-year career with NAB and its subsidiaries, where he has worked in a number of senior positions including frontline business leadership in commercial and wholesale banking, risk management and major, cross-organizational strategic initiatives-at both Bank of New Zealand (a NAB subsidiary) and NAB. Immediately prior to joining our bank, Mr. Ulenberg was responsible for the leadership of Bank of New Zealand’s enterprise risk management capability across a $60 billion lending portfolio. In that role, Mr. Ulenberg provided related analytics, risk reporting, portfolio metrics, risk insights, asset quality information and oversight of decision analysis, managed provisioning, risk appetite and advanced Basel models and led ongoing enhancements to Bank of New Zealand’s risk management capabilities.

Doug Bass has served as a Regional President of our bank since 2010 and is also an Executive Vice President of our company. Mr. Bass oversees all of our banking operations within the states of Arizona, Colorado, Iowa, Kansas and Missouri, as well as our wealth management and mortgage banking business lines. In total, Mr. Bass has over 34 years of banking experience. Mr. Bass has worked in various capacities with our bank since 2009 and has expertise in all areas of bank management within Great Western Bank. Before joining our bank, Mr. Bass served as President of First American Bank Group. Previously Mr. Bass served in various capacities over 15 years with Firstar Corporation, which is now known as US Bank, including as President and Chief Executive Officer of Firstar’s Sioux City and Council Bluffs operations in western Iowa and as Manager of Correspondent Banking for its eastern Iowa operations, which also included responsibility for commercial banking and agribusiness lending.
Michael Gough has served as Chief Credit Officer and Executive Vice President of our company since 2017. Mr. Gough is also the Chief Credit Officer and Executive Vice President of our bank. Mr. Gough is responsible for the overall direction and operations of the credit department, including loan and portfolio quality, and oversees our commercial credit and collection policies, procedures and processes. Mr. Gough has been employed at our bank for over 21 years, and Mr. Gough has served as our bank's Chief Credit Officer for the past 3 years. Prior to his appointment as our bank's Chief Credit Officer, Mr. Gough started and managed the bank’s Strategic Business Services (“SBS”) which managed troubled assets and minimized the bank’s loss exposure. Preceding his role as SBS manager for our bank, Mr. Gough served as the Executive Vice President of Credit for our bank's South Dakota charter which was thereafter merged with and the successor to the bank’s Nebraska and Iowa charters.
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
In October 2012, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the Federal Reserve and the FDIC published final rules regarding company-run stress testing. These rules require bank holding companies and banks that meet the definition of a "covered bank" to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. A "covered bank" is a bank holding company or a bank which has an average of consolidated assets over the four most recent consecutive quarters greater than $10 billion. We became a "covered bank" as of June 30, 2016 and as such we will report our first stress test under the 2018 year stress test cycle. We have an ongoing project to ensure that we are able to meet these requirements in a timely fashion and have completed an internal dry run of the stress test cycle during 2017 to increase preparedness for our 2018 submission. Neither we nor our bank is currently subject to the stress testing requirements, but we expect that once we are subject to those requirements, the Federal Reserve, the FDIC and the South Dakota Division of Banking will consider our results as an important factor in evaluating our capital adequacy, and that of our bank, in evaluating any proposed acquisitions and in determining whether any proposed dividends or stock repurchases by us or by our bank may be an unsafe or unsound practice.
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
Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% (or greater) stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate.
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
We believe that, as of September 30, 2017, we and our bank would meet all capital adequacy requirements under the Capital Rules on a fully phased-in basis as if such requirements were then in effect.
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
As of September 30, 2017, we and our bank were well capitalized with Tier 1 capital ratios of 11.4% and 11.6%, respectively, total capital ratios of 12.5% and 12.2%, respectively, Tier 1 leverage ratios of 10.3% and 10.4%, respectively, and a CET1 ratio of 10.7% and 11.6%, respectively, as calculated under Basel III which went into effect on January 1, 2015. For more information on these financial measures, including reconciliations to our and our bank’s Tier 1 capital ratio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital.”
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

Deposit Insurance
FDIC Insurance Assessments. As an FDIC-insured bank, our bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. Our bank’s assessment rates are currently based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund). Institutions classified as higher risk pay assessments at higher rates than institutions that pose a lower risk. With the acquisition of HF Financial in 2016, our total assets exceeded $10 billion as of the quarter ended June 30, 2016. Since our bank's total consolidated assets have exceeded $10 billion for four consecutive quarters, the FDIC uses a performance score and a loss-severity score to calculate the assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and regulatory supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.
The FDIC’s deposit insurance fund is currently underfunded, and the FDIC has raised assessment rates and imposed special assessments on certain institutions during recent years to raise funds. In October 2010, the FDIC adopted a restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In March of 2016, the FDIC approved a final rule to meet this requirement by 2018. To meet the minimum reserve ratio by 2018, during the third calendar quarter of 2016 the FDIC began assessing banks with consolidated assets of more than $10 billion a surcharge assessment of 0.045%. The surcharge will continue through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 30, 2018.
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
Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. With the acquisition of HF Financial on May 16, 2016, our total consolidated assets exceeded $10 billion. As the average of our total consolidated assets over the four most recent quarters exceeds $10 billion we are required to perform annual stress tests as described above in "—Dividends; Stress Testing" and below in "—Capital and Stress Testing Requirements". Because our bank’s total consolidated assets equal or exceed $10 billion, we or our bank, as applicable, will, among other requirements:

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
Prior to exceeding $10 billion in total consolidated assets, we began analyzing these rules to ensure we were prepared to comply with these rules as applicable. We have established a Board Risk Committee and are running periodic and selective stress tests on liquidity, interest rates and certain areas of our loan portfolio.

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
Interstate Branching
Pursuant to the Dodd-Frank Act, national and state-chartered banks, such as our bank, may open an initial branch in a state other than its home state (e.g., a host state) by establishing a de novo branch at any location in such host state at which a bank chartered in such host state could establish a branch. Applications to establish such branches must still be filed with the appropriate primary federal regulator and, where applicable, the bank's state regulatory authority. As our bank is a South Dakota state chartered bank, we are required to file branch applications with both the FDIC and the South Dakota Division of Banking.
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
As we exceeded $10 billion in assets during the third quarter of fiscal year 2016, effective July 1, 2017 we became subject to the interchange fee cap, and no longer qualify for the small issuer exemption. The small issuer exemption applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year.
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
Community Reinvestment Act of 1977
Under the CRA, our bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which includes providing credit to low- and moderate-income individuals and communities. In connection with its examination of our bank, the FDIC is required to assess our bank’s compliance with the CRA. Our bank’s failure to comply with the CRA could, among other things, result in the denial or delay in certain corporate applications filed by us or our bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. Our bank received an overall rating of “satisfactory” in its most recently completed CRA examination.
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

Incentive Compensation
The Dodd-Frank Act requires the federal bank regulators and the SEC to maintain guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including us and our bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity.
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
Available Information
Our internet address is www.greatwesternbank.com.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available free of charge through our website (by clicking on the Investor Relations link at the bottom of the page) as soon as reasonably practicable after the filing or furnishing of such material with the SEC.

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
In recent years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. There are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt, depressed oil prices and ongoing federal budget negotiations that may have a destabilizing effect on financial markets. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition or results of operations.
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
We focus on originating business loans (in the form of commercial real estate loans and commercial and industrial loans), which may involve greater risk than residential mortgage lending.
As of September 30, 2017, our business lending, which consists of our CRE and commercial non-real estate loans, represented approximately $5.84 billion, or 64.9%, of our loan portfolio. Our CRE loans secured by owner-occupied property and commercial non-real estate loans secured by business assets and guarantees from owners, which together form the core of our business banking focus, totaled approximately $2.94 billion, or 32.6%, of our loan portfolio at September 30, 2017, with undisbursed loan commitments for these loans amounting to an additional $760.3 million. We also had approximately $2.91 billion of other CRE loans (i.e., construction and development loans, multifamily residential real estate loans and CRE loans secured by commercial property that is not owner-occupied) at September 30, 2017, or 32.3% of our loan portfolio, including construction and development loans representing approximately 18.5% of our other CRE loans. Because payments on commercial non-real estate loans, owner-occupied CRE loans and other CRE loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Collateral of all types, and particularly that of a specialized nature, may also experience significant declines in value in the short/medium term or the longer term. These types of loans may have a greater risk of loss than residential mortgage lending, in part because these loans are generally larger or more complex to underwrite than residential mortgages. In particular, real estate construction, acquisition and development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. If a decline in economic conditions or other issues cause difficulties for our borrowers of these types of business loans, if we fail to evaluate the credit of these loans accurately when we underwrite them or if we do not continue to monitor adequately the performance of these loans, our lending portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations.
We originate agricultural loans which are dependent for repayment on the successful operation and management of the farm property, the health of the agricultural industry broadly, the location of the borrower in particular, and other factors outside of the borrower’s control.
At September 30, 2017, our agricultural loans, consisting primarily of agricultural operating loans (e.g., loans to farm and ranch owners and operators) and agricultural real estate loans, were $2.12 billion, representing 23.6% of our total loan portfolio. At September 30, 2017, agricultural operating loans totaled $1.12 billion, or 12.5% of our loan portfolio; and agricultural real estate loans totaled $1.00 billion, or 11.1%, of our loan portfolio. The primary livestock of our customers to whom we have extended agricultural loans include dairy cows, hogs and feeder cattle, and the primary crops of our customers to whom we have extended agricultural loans include corn, soybeans and, to a lesser extent, wheat and cotton. In addition, we estimate that 10.0% of our commercial non-real estate loans and owner-occupied CRE loans were agriculture-related loans at September 30, 2017.
Agricultural markets are highly sensitive to real and perceived changes in the supply and demand of agricultural products. As over 85% of our agricultural lending (excluding commercial non-real estate loans and owner-occupied CRE loans) is to farms producing grain, beef cattle, dairy products or hogs, our performance is closely related to the performance of, and supply and demand in, these agricultural sub-sectors. Weaker crop prices could reduce the cash flows of our borrowers and the value of agricultural land in our markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serves as collateral for certain of our loans. In addition, weakness in the agricultural economy could negatively impact our agricultural related commercial non-real estate and CRE loans.
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
At September 30, 2017, 67.2% of our aggregate loan portfolio, comprising our CRE loans (representing 45.8% of our aggregate loan portfolio), residential real estate loans (representing 10.3% of our aggregate loan portfolio) and agriculture real estate loans (representing 11.1% of our aggregate loan portfolio), was primarily secured by interests in real estate predominantly located in the states in which we operate. In addition, some of our other lending occasionally involves taking real estate as primary or secondary collateral. Real property values in these states may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes, commercial properties and farmland, in the states in which we operate could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally. Our CRE loans, in particular, totaled approximately $4.12 billion at September 30, 2017, or 45.8% of our loan portfolio, and may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. Agricultural real estate loans may be affected by similar factors to those that affect agricultural loans generally, including adverse weather conditions, disease and declines in the market prices for agricultural products or farm real estate. In addition, declines in real property values in the states in which we operate could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition or results of operations.
We are subject to interest rate risk.
Fluctuations in interest rates may negatively impact our banking business and may weaken demand for some of our products. Our earnings and cash flows are largely dependent on net interest income, which is the difference between the interest income we receive from interest-earning assets (e.g., loans and investment securities) and the interest expense we pay on interest-bearing liabilities (e.g., deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities. Interest rates are volatile and highly sensitive to many factors that are beyond our control, such as economic conditions and policies of various governmental and regulatory agencies, and, in particular the monetary policy of the Federal Open Market Committee of the Federal Reserve System, or the FOMC. The average yield on our interest-earning assets has increased as the Federal Reserve has started to gradually increase rates after maintaining rates at historically low levels during the financial crisis and its aftermath. As interest rates continue to increase and if our floating rate interest-earning assets do not reprice faster than our interest-bearing liabilities, our net interest income could be adversely affected. If interest rates begin to decline, our net interest income may decrease. This would be the case because our ability to lower our interest expense has been limited at these interest rate levels, while the average yield on our interest-earning assets has continued to decrease.
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
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. As of September 30, 2017, 51.8% of our loans were advanced to our customers on a variable or adjustable-rate basis and another 11.3% of our loans were advanced to our customers on a fixed-rate basis where we utilized derivative instruments to swap our economic exposure to a variable-rate basis. As a result, an increase in interest rates could result in increased loan defaults, foreclosures and charge-offs and could necessitate further increases to the allowance for loan and lease losses, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, a decrease in interest rates could negatively impact our margins and profitability.
As of September 30, 2017, we had $1.86 billion of noninterest-bearing demand deposits and $5.85 billion of interest-bearing demand deposits. The prohibition restricting depository institutions from paying interest on demand deposits, such as checking accounts, was repealed effective on July 21, 2011 as part of the Dodd-Frank Act. We then began offering interest-bearing corporate checking accounts. Current interest rates for this product are very low because of current market conditions and, so far, the impact of the repeal has not been significant to us. However, we do not know what market rates will eventually be and, therefore, we cannot estimate at this time the long-term impact of the repeal on our interest expense on deposits. If we need to offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.
Our business depends on our ability to successfully manage credit risk.
The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, our inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers may negatively impact the quality of our loan portfolio, result in loan defaults, foreclosures and additional charge-offs and necessitate that we significantly increase our allowance for loan and lease losses. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

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
The application of the acquisition method of accounting in our acquisitions has impacted our allowance for loan and lease losses. Under the acquisition method of accounting, loans we acquired were recorded in our consolidated financial statements at their fair value at the time of acquisition and the related allowance for loan and lease loss was eliminated because credit quality, among other factors, was considered in the determination of fair value. We make various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. To the extent that the estimates we make at the time of acquisition prove to be inadequate based on changing facts and circumstances arising from reporting period to reporting period, we may incur losses (some of which may be covered by our loss-sharing agreements with the FDIC) associated with the acquired loans.

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
Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. This risk can increase due to a number of factors, including an over-reliance on a particular source of funding (including, for example, short-term and overnight funding) or market-wide phenomena such as market dislocation and major disasters. Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We obtain deposits directly from retail and commercial customers and "brokered deposits" through third parties that offer our deposit products to their customers. As of September 30, 2017, we had $8.25 billion in direct deposits (which includes deposits from banks and financial institutions and deposits related to prepaid cards) and $725.4 million in deposits originated through brokerage firms (including network deposit sweeps). A key part of our liquidity plan and funding strategy is to expand our direct deposits as a source of funding. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for retail or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current or attract additional deposits.
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
Severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. Because of the concentration of agricultural loans in our lending portfolio and the volume of our borrowers in regions dependent on agriculture, we could be disproportionately affected relative to others in the case of external events such as floods, droughts and hail affecting the agricultural conditions in the markets we serve. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.
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
We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies and other financial institutions operating within or near the areas we serve, particularly nationwide and regional banks and larger community banking institutions that target the same customers we do. We also face competition for agricultural loans from participants in the nationwide Farm Credit System and global banks. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. We may not be able to compete successfully with other financial institutions and financial service providers in our market, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in reduced profitability. Further, increased lending activity by our competitors following the 2008 recession has led to increased competitive pressures on loan rates and terms for high-quality credits. Continued loan pricing pressure could have a further negative effect on our loan yields and net interest margin.
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
Our growth strategy focuses on organic growth, supplemented by acquisitions and requires us to manage several different elements simultaneously. Sustainable growth requires that we manage our risks by balancing loan and deposit growth at acceptable levels of risk, maintaining adequate liquidity and capital, hiring and retaining qualified employees, successfully managing the costs and implementation risks with respect to strategic projects and initiatives, and integrating acquisition targets and managing the costs. Our growth strategy may also change from time to time as a result of various internal and external factors. Our inability to manage our growth successfully could have a material adverse effect on our business, financial condition or results of operations.
We may be adversely affected by risks associated with completed and potential acquisitions.
Our growth strategy includes consideration of potential acquisition opportunities that we believe support our business strategy and may enhance our profitability. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions. Acquisitions also involve numerous risks, including:

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
In addition, acquisitions of financial institutions involve operational and regulatory risks and other uncertainties, and acquired companies may have unknown or contingent liabilities with no corresponding accounting allowance, exposure to unexpected asset quality problems that require write-downs or write-offs (as well as restructuring and impairment or other charges), and other issues that could negatively affect our business. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction.

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
In addition, we must generally satisfy a number of meaningful conditions prior to completing any acquisition, including, in certain cases, federal and state bank regulatory approval. Bank regulators consider a number of factors when determining whether to approve a proposed transaction, including the effect of the transaction on financial stability and the ratings and compliance history of all institutions involved, including the CRA, examination results and anti-money-laundering and Bank Secrecy Act compliance records of all institutions involved. The process for obtaining required regulatory approvals has become substantially more difficult as a result of the financial crisis, which could affect our future business. We may fail to pursue, evaluate or complete strategic and competitively significant business opportunities as a result of our inability, or our perceived inability, to obtain any required regulatory approvals in a timely manner or at all.
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
An interchange fee is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which is paid to debit, credit and prepaid card issuers to compensate them for the costs associated with card issuance and operation. In the case of credit cards, this includes the risk associated with lending money to customers. We earn interchange fees on these debit and credit card transactions, including $15.8 million in fees during the fiscal year ended September 30, 2017. The Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that may be charged for debit and prepaid card transactions with respect to financial institutions with over $10.0 billion in total assets. Because our total assets exceeded $10.0 billion as of December 31, 2016, the interchange fee caps required by the Durbin Amendment negatively impacted debit card and ATM fees we receive that commenced in July 2017. We expect the decrease to be approximately $8.0 million, pre-tax, on an annualized basis going forward. To the extent interchange fees are further reduced, our income from those fees will be reduced, which could have a material adverse effect on our business and results of operations. See

"Item 1. Business—Supervision and Regulation—Interchange Fees" for further discussion. In addition, the payment card industry is subject to the operating regulations and procedures set forth by payment card networks, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees or the termination of our license to use the payment card networks, all of which could have a material adverse effect on our business, financial condition or results of operations.
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
We also face risks related to cyber-attacks and other security breaches in connection with our own and third-party systems, processes and data, including credit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks (e.g., Visa, MasterCard) and our processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we conduct security reviews on these third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
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
Our communications, information and technology systems supporting our operations are important to our efficiency and vulnerable to unforeseen problems. Our operations depend on our ability, as well as that of third party service providers, to protect computer systems and network infrastructure against damage from fires, other natural disasters; power or telecommunications failures; acts of terrorism or wars or other catastrophic events; or other physical break-ins. Any damage or failure that causes interruptions in operations or disruptions in our business could result in liability to clients, regulatory intervention or reputational harm and, thus, could have a material adverse effect on our business, financial condition or results of operations.
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
Our customers rely on us to deliver superior, personalized financial services with the highest standards of ethics, performance, professionalism and compliance. Damage to our reputation could undermine the confidence of our current customers and our ability to attract potential customers. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, employee, customer and other third party fraud, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the “Great Western Bank” brand and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition or results of operations.

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
As of September 30, 2017, we owned $1.37 billion of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

The value of our goodwill and other intangible assets may decline in the future.
As of September 30, 2017, we had $752.5 million of goodwill, other intangible assets and loan servicing rights. Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. We review our goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired. We determine impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. A significant decline in our expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates or a significant or sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. We cannot provide assurance that we will not be required to record any charges for goodwill impairment in the future. If we conclude that such a write-down of goodwill and other intangible assets has become necessary, we will record the appropriate charge in the period in which it becomes known to us, which could have a material adverse effect on our business, financial condition or results of operations.
We rely on the mortgage secondary market for some of our liquidity.
We originate and sell a majority of our mortgage loans and their servicing rights, including $275.0 million of mortgage loans sold during fiscal year 2017. This does not include the loan servicing portfolio acquired from HF Financial, approximately $722.5 million, and portfolio loans consisting of ARMs and other nonconforming loans of approximately $932.9 million, each at September 30, 2017. We rely on Federal National Mortgage Association, or FNMA, and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of FNMA. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to FNMA. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.
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
On August 5, 2011, Standard & Poor’s cut the credit rating of the U.S. federal government’s long-term sovereign debt from AAA to AA+, while also keeping its outlook negative. Moody’s had lowered its own outlook for the same debt to “Negative” on August 2, 2011, and Fitch also lowered its outlook for the same debt to “Negative” on November 28, 2011. As of the date of this filing, all three rating agencies show a "Stable" outlook. Further downgrades of the U.S. federal government’s sovereign credit rating, and the perceived creditworthiness of U.S. government-backed obligations, could impact our ability to obtain funding that is collateralized by affected instruments and our ability to access capital markets on favorable terms. Such downgrades could also affect the pricing of funding, when funding is available. A downgrade of the credit rating of the U.S. government, or of its agencies, government-sponsored enterprises or related institutions, agencies or instrumentalities, may also adversely affect the market value of such instruments and, further, exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition or results of operations.
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
Our accounting estimates and risk management processes rely on analytical and forecasting techniques.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with U.S. Generally Accepted Accounting Principles ("GAAP") and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.
Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include, but are not limited to, the allowance for loan and lease losses, valuation of assets acquired and liabilities assumed in business combinations, goodwill impairment, core deposits and other intangibles, derivatives and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan and lease losses or sustain loan and lease losses that are significantly higher than the reserve provided; recognize significant impairment on goodwill and other intangible asset balances; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Impact of Accounting Estimates.”
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
The tax laws applicable to our business activities, including the laws of the United States, South Dakota and other jurisdictions, are subject to interpretation and may change over time. From time to time, legislative initiatives, such as current proposals for fundamental federal tax reform and corporate tax rate changes, which may impact our effective tax rate and could adversely affect our deferred tax assets or our tax positions or liabilities, may be enacted. The taxing authorities in the jurisdictions in which we operate may challenge our tax positions, which could increase our effective tax rate and harm our financial position and results of operations. In addition, our future income taxes could be adversely affected by earnings being higher than anticipated in jurisdictions that have higher statutory tax rates or by changes in tax laws, regulations or accounting principles. We are subject to audit and review by U.S. federal and state tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our provision for income taxes and other liabilities requires significant judgment by management. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could have a material adverse effect on our financial results in the period or periods for which such determination is made.
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

We may not be able to report our financial results accurately and timely as a publicly listed company if we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting.
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
We must also comply with Section 404 of the Sarbanes-Oxley Act which requires that we perform an annual evaluation of the effectiveness of our internal control over financial reporting. During the course of our evaluation and testing, we may identify deficiencies, including a material weakness, which would have to be remediated to satisfy SEC rules for attesting to the effectiveness of our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness is determined to exist, we have to disclose this deficiency in periodic reports we file with the SEC. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and would also preclude our independent auditors from attesting to the effectiveness of our internal control over financial reporting. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the market price of our common stock.
In accordance with the requirements of Section 404 of the Sarbanes Oxley Act, our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2017, and concluded that we maintained an effective system of internal control over financial reporting as of that date. Our management’s report on this subject is found in Item 9 of this Annual Report on Form 10-K.
More generally, if we are unable to meet the demands that have been placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Under such circumstances, we may be unable to implement the necessary internal controls in a timely manner, or at all, and future material weaknesses may exist or may be discovered. If we fail to implement the necessary improvements, or if material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the NYSE and could have a material adverse effect on our business, results of operations or financial condition. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.
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
In the normal course of business, from time to time, we are or have been named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities and acquisitions. Certain of the legal actions included claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. In addition, while the arbitration provisions in certain of our customer agreements historically have limited our exposure to consumer class action litigation, there can be no assurance that we will be able to include or enforce our arbitration clauses in the future. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could have a material adverse effect on our business, financial condition or results of operations.
Increases in FDIC insurance premiums may adversely affect our earnings.
Our bank’s deposits are insured by the FDIC up to legal limits and, accordingly, our bank is subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums our bank will be required to pay for FDIC insurance. As our bank has exceeded $10 billion in assets, the method for calculating its FDIC assessments has changed and our bank’s FDIC assessments have increased as a result. See “Item 1. Business—Supervision and Regulation—Deposit Insurance.” In addition, the FDIC recently increased the deposit insurance fund’s target reserve ratio to 2.0% of insured deposits following the Dodd-Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio and has put in place a restoration plan to restore the deposit insurance fund to its 1.35% minimum reserve ratio mandated by the Dodd-Frank Act by September 30, 2020. In March of 2016, the FDIC approved a final rule to meet this requirement by 2018. To meet the minimum reserve ratio by 2018, during the third calendar quarter of 2016 the FDIC began assessing banks with consolidated assets of more than $10.0 billion a surcharge assessment of 0.045%. The surcharge will continue through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018. In the event the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC has approved imposing a shortfall assessment on banks with $10.0 billion or more in consolidated assets on March 31, 2019. In addition, if there is an increase in financial institution failures, our bank may be required to pay even higher FDIC insurance premiums than the recently increased levels, or the FDIC may charge additional special assessments. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.

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
Risks Related to Our FDIC-Assisted Acquisition of TierOne Bank
Our bank purchased certain assets and assumed certain liabilities of TierOne Bank in an FDIC-assisted transaction.
On June 4, 2010, our bank acquired certain assets and assumed certain liabilities of TierOne Bank from the FDIC in an assisted transaction, which could present additional risks to our business. Although this transaction provided and provides for FDIC assistance to our bank through loss sharing agreements to mitigate certain risks, such as sharing exposure to loan and lease losses and providing indemnification against certain liabilities of the former TierOne Bank, we are still subject to some of the same risks we face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. Our ability to seek indemnification under the commercial loss-sharing agreement in connection with TierOne Bank terminated on June 4, 2015, and covered $63.1 million in loans as of that date. The current balance of those loans as of September 30, 2017 totaled $24.6 million. The single-family loss-sharing agreement, which covered $57.5 million in loans at September 30, 2017, terminates in June of 2020.
The terms of the single-family loss-sharing agreement are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. No assurances can be given that we will manage the covered assets in such a way as to always maintain loss-sharing coverage on all such assets and fully recover the value of our loss-sharing asset, and the loss of any loss-sharing coverage could have a material adverse effect on our business, financial condition or results of operations.
Our decisions regarding our estimated loss-sharing indemnification asset may be inaccurate.
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
We have also filed a registration statement with the SEC registering 897,222 shares of our common stock for issuance pursuant to awards granted under our equity incentive plans. We have granted awards covering 603,899 shares of our common stock under these plans as of September 30, 2017. We may increase the number of shares registered for this purpose from time to time. Once we issue these shares, their holders will be able to sell them in the public market.
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
There also are provisions in our amended and restated certificate of incorporation and amended and restated bylaws, such as limitations on the ability to call a special meeting of our stockholders, and the classification of our Board of Directors into three separate classes each serving for three-year terms, that may be used to delay or block a takeover attempt. In addition, our Board of Directors is authorized under our amended and restated certificate of incorporation to issue shares of preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without stockholder approval. These provisions may effectively inhibit a non-negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of our common stock.
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
Our corporate headquarters is located at 225 S. Main Ave, Sioux Falls, South Dakota 57104, and in Sioux Falls we have one additional owned facility from which our finance and risk departments operated and two leased facilities for our data center and operations center. At September 30, 2017, the additional owned facility was under contract for sale and was sold in October 2017. The finance and risk departments were relocated to our corporate headquarters. In addition to our corporate headquarters, we operate from 173 branch offices located in 129 communities in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. We lease 53 of our branch offices, all on market terms, and we own the remainder of our offices, including our corporate headquarters. All of our banking offices are in free-standing, permanent facilities. We generally believe our existing and contracted-for facilities are adequate to meet our requirements.

ITEM 3.	LEGAL PROCEEDINGS
From time to time we are a party to various litigation matters and subject to various regulatory matters that arise in the ordinary course of our business. We establish reserves for such matters when potential losses become probable and can be reasonably estimated. We believe the ultimate resolution of existing litigation and regulatory matters will not have a material adverse effect on our financial condition, results of operations or cash flows.  However, changes in circumstances or additional information could result in additional reserves or resolution of these matters in excess of established reserves, which could adversely affect our financial condition, results of operations or cash flows, potentially materially.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “GWB.” As of January 6, 2017, the Company had 8,514 holders of record. Information regarding the trading price and dividends paid on our common stock for each quarterly period within the two most recent fiscal years is set forth in the table below.

	High	Low	Dividends Paid
Fiscal year 2017:
First Quarter	$44.11	$31.51	$0.17
Second Quarter	45.61	39.10	0.17
Third Quarter	45.62	36.42	0.20
Fourth Quarter	41.87	33.27	0.20

Fiscal year 2016:
First Quarter	$31.13	$23.76	$0.14
Second Quarter	28.58	22.68	0.14
Third Quarter	34.45	26.43	0.14
Fourth Quarter	35.01	30.15	0.14
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of September 30, 2017 about our common stock that may be issued under our equity compensation plans, which consist of the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan and the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan.

	Number of securities to be issued upon exercise of outstanding restricted and performance based stock compensation (a)	Weighted average exercise price of outstanding restricted and performance based stock compensation (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders [1]	509,822	$32.97	293,323
Equity compensation plans not approved by security holders	—	—	—
Total	509,822	$32.97	293,323

[1] Each of our equity compensation plans were approved by the our Board of Directors on October 8, 2014 and subsequently approved by National Americas Holdings LLC, our sole stockholder at that time, on October 10, 2014.

Purchases of Equity Securities
On October 26, 2016, our Board of Directors approved a stock repurchase program wherein we may repurchase of up to $100.0 million of our common stock (the “Repurchase Program”). The Repurchase Program permits shares to be repurchased in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Repurchases may be made at management’s discretion at prices management considers to be attractive, subject to the availability of stock, general market conditions, the applicable trading price, future alternative advantageous uses for capital, and our financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the SEC and other applicable legal requirements.
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
The table below puts forth information regarding our purchases of common stock during the fourth quarter of fiscal year 2017.

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (d)
7/1/2017 - 7/31/17	$—	$—	—	$100,000,000
8/1/2017 - 8/31/17	—	—	—	100,000,000
9/1/17 - 9/30/17	162,586	34.46	162,586	94,397,279
Total	162,586	$34.46	162,586	$94,397,279

Total Shareholder Return Performance Graph
The following graph compares the cumulative total stockholder return on our common stock, since a trading market was established on October 15, 2014, to the cumulative total returns for the Standard & Poor's ("S&P") 500 Index, Russell 2000 Index and Keefe, Bruyette & Woods ("KBW") Regional Bank Index. We have determined to compare our performance to the KBW Regional Bank Index for purpose of the graph as it includes most of the peer banks we typically use for comparison purposes. The graph assumes that $100 was invested on October 15, 2014 in our common stock and the above indexes. The cumulative total return on each investment is as of September 30, 2017 and assumes reinvestment of dividends.

280.00
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
10/14/2014
2/14/2015
6/14/2015
10/14/2015
2/14/2016
6/14/2016
10/14/2016
2/14/2017
6/14/2017
GWB Total Return
S&P500 Total Return
Russell2000 Total Return
KBW Regional Bank Index Total Return

As of September 30, 2017
Great Western Bancorp Inc.	$242.10
S&P 500	$142.79
Russell 2000	$146.39
KBW Regional Bank Index	$163.57

ITEM 6.	SELECTED FINANCIAL DATA
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

	September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands except share and per share amounts)
Income Statement Data:
Interest and dividend income	$441,667	$395,698	$363,381	$352,476	$349,634
Interest expense	45,320	33,524	29,884	32,052	39,161
Net interest income	396,347	362,174	333,497	320,424	310,473
Provision for loan and lease losses	21,539	16,955	19,041	684	11,574
Net interest income, after provision for loan and lease losses	374,808	345,219	314,456	319,740	298,899
Noninterest income	56,062	42,537	33,890	39,781	59,832
Noninterest expense	216,643	207,640	186,794	200,222	208,590
Income before income taxes	214,227	180,116	161,552	159,299	150,141
Provision for income taxes	69,441	58,863	52,487	54,347	53,898
Net income	$144,786	$121,253	$109,065	$104,952	$96,243

Other Financial Info / Performance Ratios:
Net interest margin	3.97%	3.96%	3.94%	4.02%	3.99%
Adjusted net interest margin [1]	3.83%	3.74%	3.68%	3.79%	3.81%
Return on average total assets	1.27%	1.16%	1.12%	1.14%	1.07%
Return on average common equity	8.5%	7.9%	7.5%	7.3%	7.0%
Return on average tangible common equity [1]	15.4%	15.1%	15.4%	16.6%	17.5%
Efficiency ratio [1]	46.5%	49.6%	48.0%	50.4%	50.6%
Dividends per common share	$0.74	$0.56	$0.36	$1.76	$0.72
Dividend payout ratio	30.2%	26.1%	18.8%	97.2%	43.0%
Earnings per common share - diluted	$2.45	$2.14	$1.90	$1.81	$1.66
Adjusted earnings per common share - diluted [1]	$2.46	$2.31	$1.90	$1.81	$1.66

Balance Sheet Data:
Loans [2]	$8,968,553	$8,682,644	$7,325,198	$6,787,467	$6,362,673
Allowance for loan and lease losses	63,503	64,642	57,200	47,518	55,864
Securities	1,367,960	1,315,860	1,327,327	1,341,242	1,480,449
Goodwill	739,023	739,023	697,807	697,807	697,807
Total assets	11,690,011	11,531,180	9,798,654	9,371,429	9,134,258
Total deposits	8,977,613	8,604,790	7,387,065	7,052,180	6,948,208
Total liabilities	9,935,011	9,867,789	8,339,308	7,950,339	7,717,044
Total stockholder’s equity	1,755,000	1,663,391	1,459,346	1,421,090	1,417,214

Asset Quality Ratios:
Nonaccrual loans / total loans	1.54%	1.46%	0.93%	1.16%	2.03%
Allowance for loan and lease losses / total loans	0.71%	0.74%	0.78%	0.70%	0.88%
Net charge-offs / average total loans	0.26%	0.12%	0.13%	0.14%	0.44%

Capital Ratios:
Tier 1 capital ratio	11.4%	11.1%	10.9%	11.8%	12.4%
Total capital ratio	12.5%	12.2%	12.1%	12.9%	13.8%
Tier 1 leverage ratio	10.3%	9.5%	9.1%	9.1%	9.2%
Common equity tier 1 ratio	10.7%	10.2%	10.1%	*	*
Tangible common equity to tangible assets [1]	9.2%	8.5%	8.3%	8.2%	8.2%
Book value per share - GAAP	$29.83	$28.34	$26.43	$24.55	$24.48
Tangible book value per share [1]	$17.11	$15.55	$13.66	$12.25	$11.90

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

[2] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
* Not applicable for period presented

Non-GAAP Financial Measures Reconciliations
For more information on these financial measures, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

	For the fiscal year ended September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income - GAAP	$144,786	$121,253	$109,065	$104,952	$96,243
Add: Acquisition expenses, net of tax	440	9,729	—	—	—
Adjusted net income	$145,226	$130,982	$109,065	$104,952	$96,243

Weighted average diluted common shares outstanding	59,029,382	56,729,350	57,500,878	57,886,114	57,886,114
Earnings per common share - diluted	$2.45	$2.14	$1.90	$1.81	$1.66
Adjusted earnings per common share - diluted	$2.46	$2.31	$1.90	$1.81	$1.66

Tangible net income and return on average tangible common equity:
Net income - GAAP	$144,786	$121,253	$109,065	$104,952	$96,243
Add: Tax on amortization of intangible assets, net of tax	2,044	2,384	6,230	12,971	16,046
Tangible net income	$146,830	$123,637	$115,295	$117,923	$112,289

Average common equity	$1,702,225	$1,541,844	1,456,223	1,430,772	1,380,296
Less: Average goodwill and other intangible assets	749,393	721,726	707,920	719,573	738,140
Average tangible common equity	$952,832	$820,118	$748,303	$711,199	$642,156
Return on average common equity *	8.5%	7.9%	7.5%	7.3%	7.0%
Return on average tangible common equity **	15.4%	15.1%	15.4%	16.6%	17.5%

* Calculated as net income - GAAP divided by average common equity.
** Calculated as tangible net income divided by average tangible common equity.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$396,347	$362,174	$333,497	$320,424	$310,473
Add: Tax equivalent adjustment	8,599	7,534	6,576	4,663	3,541
Net interest income (FTE)	404,946	369,708	340,073	325,087	314,014
Add: Current realized derivative gain (loss)	(14,395)	(20,727)	(21,642)	(18,255)	(14,217)
Adjusted net interest income (FTE)	$390,551	$348,981	$318,431	$306,832	$299,797

Average interest earning assets	$10,209,741	$9,339,858	$8,641,719	$8,093,861	$7,862,860
Net interest margin (FTE) *	3.97%	3.96%	3.94%	4.02%	3.99%
Adjusted net interest margin (FTE) **	3.83%	3.74%	3.68%	3.79%	3.81%

* Calculated as net interest income (FTE) divided by average interest earning assets.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets.

Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non ASC 310-30 loans:
Net interest income - GAAP	$403,633	$362,987	$329,618	$318,775	$264,333
Add: Tax equivalent adjustment	8,599	7,534	6,576	4,663	3,541
Interest income (FTE)	412,232	370,521	336,194	323,438	267,874
Add: Current realized derivative gain (loss)	(14,395)	(20,727)	(21,642)	(18,255)	(14,217)
Adjusted interest income (FTE)	$397,837	$349,794	$314,552	$305,183	$253,657

Average non ASC 310-30 loans	$8,581,615	$7,736,454	$6,889,738	$6,311,857	$5,876,116
Yield (FTE) *	4.80%	4.79%	4.88%	5.12%	4.56%
Adjusted yield (FTE) **	4.64%	4.52%	4.57%	4.84%	4.32%

* Calculated as interest income (FTE) divided by average loans.
** Calculated as adjusted interest income (FTE) divided by average loans.

	For the fiscal year ended September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands except share and per share amounts)
Efficiency ratio:
Total revenue - GAAP	$452,409	$404,711	$367,387	$360,205	$370,305
Add: Tax equivalent adjustment	8,599	7,534	6,576	4,663	3,541
Total revenue (FTE)	$461,008	$412,245	$373,963	$364,868	$373,846

Noninterest expense	$216,643	$207,640	$186,794	$200,222	$208,590
Less: Amortization of intangible assets	2,358	3,264	7,110	16,215	19,290
Tangible noninterest expense	$214,285	$204,376	$179,684	$184,007	$189,300
Efficiency ratio *	46.5%	49.6%	48.0%	50.4%	50.6%

* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,755,000	$1,663,391	$1,459,346	$1,421,090	$1,417,214
Less: Goodwill and other intangible assets	748,397	750,755	704,926	712,036	728,251
Tangible common equity	$1,006,603	$912,636	$754,420	$709,054	$688,963

Total assets	$11,690,011	$11,531,180	$9,798,654	$9,371,429	$9,134,258
Less: Goodwill and other intangible assets	748,397	750,755	704,926	712,036	728,251
Tangible assets	$10,941,614	$10,780,425	$9,093,728	$8,659,393	$8,406,007
Tangible common equity to tangible assets	9.2%	8.5%	8.3%	8.2%	8.2%

Tangible book value per share:
Total stockholders' equity	$1,755,000	$1,663,391	$1,459,346	$1,421,090	$1,417,214
Less: Goodwill and other intangible assets	748,397	750,755	704,926	712,036	728,251
Tangible common equity	$1,006,603	$912,636	$754,420	$709,054	$688,963

Common shares outstanding	58,834,066	58,693,304	55,219,596	57,886,114	57,886,114
Book value per share - GAAP	$29.83	$28.34	$26.43	$24.55	$24.48
Tangible book value per share	$17.11	$15.55	$13.66	$12.25	$11.90

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

	For the quarter ended:
	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015
	(Dollars in thousands except share and per share amounts)
Operating Data:
Interest and dividend income	$114,967	$110,401	$107,893	$108,406	$107,718	$100,189	$94,307	$93,484
Interest expense	13,391	11,671	10,494	9,764	9,491	8,537	7,969	7,527
Provision for loan and lease losses	4,685	5,796	4,009	7,049	5,063	5,372	2,631	3,889
Noninterest income	12,836	15,485	13,834	13,907	15,798	9,097	8,999	8,644
Noninterest expense	55,332	54,922	53,852	52,537	57,342	61,222	44,855	44,220
Net income	37,662	35,060	35,162	36,903	33,758	26,360	30,674	30,461
Net interest income	101,576	98,730	97,399	98,642	98,227	91,652	86,338	85,957
Adjusted net interest income (FTE) [1]	100,984	97,564	95,706	96,298	95,344	88,552	82,954	82,131
Net interest margin (FTE) [1]	4.00%	4.00%	3.98%	3.89%	3.92%	3.95%	3.99%	3.98%
Adjusted net interest margin (FTE) [1]	3.90%	3.87%	3.83%	3.71%	3.73%	3.74%	3.75%	3.73%
Earnings per common share - diluted	$0.64	$0.59	$0.60	$0.63	$0.57	$0.46	$0.55	$0.55
Adjusted earnings per common share - diluted [1]	$0.64	$0.59	$0.60	$0.63	$0.60	$0.59	$0.56	$0.55

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

	For the quarter ended:
	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income - GAAP	$37,662	$35,060	$35,162	$36,903	$33,758	$26,360	$30,674	$30,461
Add: Acquisition expenses, net of tax	—	—	—	440	1,700	7,551	478	—
Adjusted net income	$37,662	$35,060	$35,162	$37,343	$35,458	$33,911	$31,152	$30,461

Weighted average diluted common shares outstanding	58,914,144	59,130,632	59,073,669	58,991,905	58,938,367	57,176,705	55,408,876	55,393,452
Earnings per common share - diluted	$0.64	$0.59	$0.60	$0.63	$0.57	$0.46	$0.55	$0.55
Adjusted earnings per common share - diluted	$0.64	$0.59	$0.60	$0.63	$0.60	$0.59	$0.56	$0.55

Adjusted net interest income (FTE):
Net interest income	$101,576	$98,730	$97,399	$98,642	$98,227	$91,652	$86,338	$85,957
Add: Tax equivalent adjustment	2,122	2,154	2,182	2,142	2,012	1,905	1,791	1,826
Net interest income (FTE)	103,698	100,884	99,581	100,784	100,239	93,557	88,129	87,783
Add: Current realized derivative gain (loss)	(2,714)	(3,320)	(3,875)	(4,486)	(4,895)	(5,005)	(5,175)	(5,652)
Adjusted net interest income (FTE)	$100,984	$97,564	$95,706	$96,298	$95,344	$88,552	$82,954	$82,131

Average interest earning assets	$10,283,401	$10,124,404	$10,144,875	$10,286,284	$10,173,743	$9,528,576	$8,892,465	$8,764,649
Net interest margin (FTE)*	4.00%	4.00%	3.98%	3.89%	3.92%	3.95%	3.99%	3.98%
Adjusted net interest margin (FTE)**	3.90%	3.87%	3.83%	3.71%	3.73%	3.74%	3.75%	3.73%

* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The historical consolidated financial data discussed below reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented in Item 8 of this Annual Report on Form 10-K. In addition to historical financial data, this discussion includes certain forward-looking statements regarding events and trends that may affect our future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. See “Cautionary Note Regarding Forward-Looking Statements.” For a more complete discussion of the factors that could affect our future results, see “Item 1A. Risk Factors.”
Any discrepancies included in this filing between totals and the sums of percentages and dollar amounts presented, or between rounded dollar amounts, are due to rounding.

Tax Equivalent Presentation
All references to net interest income, net interest margin, interest income on non ASC 310-30 loans, yield on ASC 310-30 loans and the related non-GAAP adjusted measure of each item are presented on a fully-tax equivalent basis ("FTE") unless otherwise noted.

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
The principal sources of our revenues and cash flows are: (i) interest and fees earned on loans made or held by our bank; (ii) interest on fixed income investments held by our bank; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at our bank; (v) gain on the sale of loans held for sale; (vi) gains on sale of securities; and (vii) merchant and card fees. Our principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining our bank's loan and deposit functions; (iv) occupancy expenses for maintaining our bank's facilities; (v) professional fees; (vi) business development; (vii) FDIC insurance assessments; and (viii) other real estate owned expenses. The largest component contributing to our net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest-bearing liabilities (primarily deposit accounts and other borrowings). One of management's principal functions is to manage the spread between interest earned on earning assets and interest paid on interest-bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.
Net income was $144.8 million for fiscal year 2017, an increase of $23.5 million, or 19.4%, compared to net income of $121.3 million for fiscal year 2016. Adjusted net income, which excludes the effect of one-time acquisition expenses related to the HF Financial acquisition, was $145.2 million, an increase of $14.2 million, or 10.9% compared to $131.0 million for fiscal year 2016. Total revenue (non-FTE) for fiscal year 2017 grew by 11.8%, partially offset by higher noninterest expenses, excluding the effect of one-time acquisition expenses, and income tax expense. For more information on our adjusted net income, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".
Our efficiency ratio, which measures our ability to manage noninterest expenses, remained strong during fiscal year 2017 at 46.5%, compared to 49.6% for fiscal year 2016. The elevated efficiency ratio fiscal year 2016 was due almost entirely to one-time acquisition expenses related to the HF Financial acquisition. For more information on our efficiency ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".
Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest bearing liabilities, was 3.97%, 3.96% and 3.94%, respectively, for fiscal years 2017, 2016 and 2015. Adjusted net interest margin, which adjusts for the realized gain (loss) on interest rate swaps, was 3.83%, 3.74% and 3.68%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin were 1 basis point higher and 9 basis points higher, respectively, compared to fiscal year 2016 primarily as a result of higher loan interest income driven by 10.8% growth in average loans outstanding between the periods combined with a 5 basis point increase in the yield on total loans, partially offset by an 8 basis point increase in the cost of deposits. Net interest margin and adjusted net interest margin for fiscal year 2016 increased 2 and 6 basis points, respectively, compared to fiscal year 2015 due to asset and growth mix, including growth in average total loans of 11.8% as a proportion of interest earning assets partially offset by an 11 basis point decrease in the yield on total loans. For more information on our adjusted net interest margin, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".
Net income for the year represents earnings per fully diluted common share of $2.45, compared to $2.14 for fiscal year 2016. On October 26, 2017, our Board of Directors declared a dividend of $0.20 per common share payable on November 22, 2017 to owners of record as of the close of business on November 10, 2017.

Total loans were $8.97 billion as of September 30, 2017, compared to $8.68 billion as of September 30, 2016. The net growth of $285.9 million, or 3.3%, during the fiscal year was primarily driven by growth in the CRE portfolio of $370.7 million, partially offset by an $88.1 million reduction in residential real estate loans outstanding. Deposits as of September 30, 2017 were $8.98 billion, representing an increase of $372.8 million or 4.3% from $8.60 billion as of September 30, 2016 which was primarily due to growth in commercial deposit accounts.
Asset quality metrics remained relatively stable as loans classified as "Watch" status were $311.6 million as of September 30, 2017, a decrease of $16.0 million, or 4.9%, compared to September 30, 2016 and loans classified as "Substandard" were $232.8 million, a decrease of $8.8 million, or 3.6%, over the same period.
At September 30, 2017, nonaccrual loans were $138.3 million, with $4.9 million of the balance covered by FDIC loss-sharing agreements. Total nonaccrual loans increased by $11.9 million, or 9.4%, during the year driven by the deterioration of a small number of relationships in the agriculture portfolio that have been closely monitored for a number of quarters, partially offset by improvements in the commercial non-real estate and CRE portfolios. OREO balances decreased by $1.3 million, or 12.6%, during the year.
Net charge-offs for fiscal year 2017 were $22.7 million, or 0.26% of average loans, compared to $9.5 million, or 0.12% of average loans in fiscal year 2016. Net charge-offs were primarily concentrated in the commercial non-real estate and agriculture loan portfolios.
Our capital position is strong and stable, with Tier 1 capital, total capital and Tier 1 leverage ratios of 11.4%, 12.5% and 10.3%, respectively, at September 30, 2017, compared to 11.1%, 12.2% and 9.5%, respectively, at September 30, 2016. In addition, our Common Equity Tier 1 ratio was 10.7% at September 30, 2017, compared to 10.2% at September 30, 2016. Our tangible common equity to tangible assets ratio was 9.2% at September 30, 2017, compared to 8.5% at September 30, 2016. All regulatory capital ratios remain above regulatory minimums to be considered "well capitalized." For more information on our tangible common equity to tangible assets ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".
Key Factors Affecting Our Business and Financial Statements
Economic Conditions
Our loan portfolio can be affected in several ways by changes in economic conditions in our local markets and across the country. For example, declining local economic prospects can reduce borrowers’ willingness to take out new loans or our expectations of their ability to repay existing loans, while declining national conditions can limit the markets for our commercial and agribusiness borrowers’ products. Conversely, rising consumer and business confidence can increase demand for loans to fund consumption and investments, which can lead to opportunities for us to grant new loans and further develop our banking relationships with our customers. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, inflation and price levels (particularly for agricultural commodities), monetary policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Because commercial non-real estate and owner-occupied CRE borrowers are particularly exposed to external economic conditions such as consumer sentiment, repayment of commercial non-real estate and owner-occupied CRE loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. These loans totaled approximately $2.94 billion, or 32.6%, of our total loan portfolio as of September 30, 2017. In addition, agricultural loans, which comprised 23.6% of our loan portfolio as of September 30, 2017, depend on the health of the agricultural industry broadly and in the location of the borrower in particular and on commodity prices. See “Item 1A. Risk Factors—Risks Related to Our Business—Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in our states in particular.”

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
The cost of our deposits and short-term borrowings is largely based on short-term interest rates, the level of which is driven primarily by the FOMC’s actions. However, the yields generated by our loans and securities are typically driven by longer-term interest rates, which are dictated by the market or, at times, the FOMC’s actions, and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates, the changing mix in our funding sources and the pace at which such movements occur. See “Item 1A. Risk Factors—Risks Related to Our Business—We are subject to interest rate risk” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Asset Quality and Loss-Sharing Agreements
Our asset quality remained relatively stable during fiscal year 2017 with net charge-offs as a percentage of average loans of 26 basis points. We continue to run off assets from our acquisition of TierOne Bank that are not part of our core lending business, including non-owner-occupied CRE loans and construction and development loans, particularly those outside our footprint. At September 30, 2017, we had approximately $99.9 million of loans acquired as part of the TierOne Bank acquisition, representing 1.1% of our overall loan portfolio and approximately $663.4 million of loans acquired as part of the HF Financial acquisition, representing 7.4% of our overall loan portfolio. The majority of our loans acquired from TierOne Bank continue to be subject to a loss-sharing agreement with the FDIC where we are indemnified by the FDIC for 80% of our losses associated with any covered loans. While our ability to seek indemnification under the commercial loss-sharing agreement terminated in June 2015, the single-family loss-sharing agreement, which covered $57.5 million in loans at September 30, 2017, does not terminate until June of 2020. The amount of reimbursement we receive as a result of these indemnity payments, and the amount of income derived from the underlying loans, has decreased over time as the volume of covered loans we continue to hold declines. To date, we have not had any indemnity claims arising from the FDIC loss-sharing agreements rejected by the FDIC. Future indemnity claims may be denied if we fail to comply with the requirements of our loss-sharing agreements with the FDIC, which could result in additional losses and charge-offs related to these loans. See “Item 1A. Risk Factors—Risks Related to Our FDIC—Assisted Acquisition of TierOne Bank—Our bank purchased certain assets and assumed certain liabilities of TierOne Bank in an FDIC-assisted transaction.”
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

Interchange Fees. The small issuer exemption applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. Because our consolidated total assets remained under $10 billion as of December 31, 2015, we were able to qualify for the small issuer exemption from the interchange fee cap until we exceeded $10 billion in assets during the third quarter of fiscal year 2016. Effective July 1, 2017 we became subject to the interchange fee cap, and no longer qualify for the small issuer exemption, which resulted in a negative impact on the debit card and ATM fees we received after that date. We expect the decrease to be approximately $8.0 million, pre-tax, on an annualized basis going forward. To the extent interchange fees are further reduced, our income from those fees will be reduced, which could have a material adverse effect on our business and results of operations.
Heightened Prudential Requirements. We and our bank both exceeded $10 billion in total consolidated assets during fiscal year 2016. Following the fourth consecutive quarter (and any applicable phase-in period) where we or our bank exceeded this threshold, we or our bank, as applicable, became subject to a number of additional requirements (such as annual stress testing requirements implemented pursuant to the Dodd-Frank Act and general oversight by the CFPB) that will impose additional compliance costs on our business. See “Item 1. Business—Supervision and Regulation—Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets.” We have an ongoing project to ensure that we are able to meet these requirements in a timely fashion and have completed an internal dry run of the stress test cycle during 2017 to increase preparedness for our 2018 submission.
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
We surpassed $10 billion in consolidated total assets during fiscal year 2016. As a result, we are subject to the Dodd-Frank Act Stress Test (DFAST) regulations and have hired additional staff members and implemented additional processes to ensure our bank meets all the reporting regulations and we expect to incur additional costs related to this compliance requirement. For additional information on DFAST, see “Item 1A. Risk Factors—Risks Related to Our Business—We are subject to heightened regulatory requirements as we have exceeded $10 billion in assets” and “Item 1. Business—Supervision and Regulation—Capital and Stress Testing Requirements."
Goodwill and Amortization of Other Intangibles
Since 2006, we have completed nine acquisitions. We accounted for these transactions using the acquisition method of accounting, under which the acquired company’s net assets are recorded at fair value at the date of acquisition and the difference between the purchase price and fair value of the net assets acquired is recorded as goodwill, if positive, and as bargain purchase gain, if negative. At September 30, 2017, we had $739.0 million of goodwill, $622.4 million of which relates to the acquisition of us by NAB in 2008 and was pushed down to our balance sheet, with the balance relating to subsequent acquisitions completed by us.

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
As a result of these acquisitions, including the acquisition of us by NAB in 2008, we also have recorded intangible assets related to core deposits, brand intangibles and other intangibles. Each of these intangible assets is amortized as noninterest expense according to a specified schedule. The most significant component of these intangibles relates to our core deposits, of which $2.4 million was amortized as noninterest expense during fiscal year 2017. Total scheduled amortization for all intangible assets includes approximately $1.7 million for fiscal year 2018 and slightly lower amounts for fiscal years 2019 through 2026. For additional information on these intangible assets and their respective amortization schedules, see “Note 1. Nature of Operations and Summary of Significant Accounting Policies—Core Deposits and Other Intangibles” and “Note 13. Core Deposits and Other Intangibles” contained in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Loans and Interest Rate Swaps Accounted for at Fair Value
In 2017 we began a new program of selling interest swaps directly to customers. As of September 30, 2017 we have originated 4 swaps with a notional value of $36.1 million. These interest rate swaps sales are used to enable customers to achieve a long-term fixed rate by selling the customer a long-term variable rate loan indexed to LIBOR plus a credit spread whereby the bank enters into an interest rate swap with our customer where the customer pays a fixed rate of interest set at the time of origination on the interest rate swap and then the customer receives a floating rate equal to the rate paid on the loan, thus resulting in a fixed rate of interest over the life of the interest rate swap. We minimize the market and liquidity risks of the swaps entered into with the customer by entering into an offsetting position with a swap dealer.
Prior to 2017 we entered into fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) with certain of our commercial and agribusiness banking customers to assist them in facilitating their risk management strategies. We mitigated our interest rate risk associated with certain of these loans by entering into equal and offsetting fixed-to-floating interest rate swap agreements for these loans with swap counterparties. We elected to account for the loans at fair value under ASC 825 Fair Value Option. Changes in the fair value of these loans are recorded in earnings as a component of noninterest income in the relevant period. We also record an adjustment for credit risk in noninterest income based on our loss history for similar loans, adjusted for our assessment of existing market conditions for the specific portfolio of loans. If a specific relationship becomes impaired, we measure the estimated credit loss and record that amount through the credit risk adjustment.
The related interest rate swaps are recognized as either assets or liabilities in our financial statements and any gains or losses on these swaps are recorded in earnings as a component of noninterest income. The instruments are fully effective from an interest rate risk perspective, as gains and losses on our swaps are directly offset by changes in fair value of the hedged loans (i.e., swap interest rate risk adjustments are directly offset by associated loan interest rate risk adjustments). Consequently, any changes in noninterest income associated with changes in fair value resulting from interest rate movement, as opposed to changes in credit quality, on the loans are directly offset by equal and opposite charges to, or reductions in, noninterest income for the related interest rate swap. To ensure the correlation of movements in fair value between the interest rate swap and the related loan, we pass on all economic costs associated with our hedging activity resulting from loan customer prepayments (partial or full) to the borrower. For additional information about the treatment of interest rate swaps and related loans in our financial statements, see "Note 10. Derivative Financial Instruments" and “Note 25. Fair Value Measurements” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations—Fiscal Years Ended September 30, 2017, 2016 and 2015
Overview
The following table highlights certain key financial and performance information for fiscal years 2017, 2016 and 2015:

	For the fiscal year ended September 30,
	2017	2016	2015
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest and dividend income (FTE)	$450,266	$403,232	$369,957
Interest expense	45,320	33,524	29,884
Noninterest income	56,062	42,537	33,890
Noninterest expense	216,643	207,640	186,794
Provision for loan and lease losses	21,539	16,955	19,041
Net income	144,786	121,253	109,065
Adjusted net income [1]	$145,226	$130,982	$109,065
Common shares outstanding	58,834,066	58,693,304	55,219,596
Weighted average diluted common shares outstanding	59,029,382	56,729,350	57,500,878
Earnings per common share - diluted	$2.45	$2.14	$1.90
Adjusted earnings per common share - diluted [1]	2.46	2.31	1.90

Performance Ratios:
Net interest margin (FTE) [1]	3.97%	3.96%	3.94%
Adjusted net interest margin (FTE) [1]	3.83%	3.74%	3.68%
Return on average total assets	1.27%	1.16%	1.12%
Return on average common equity	8.5%	7.9%	7.5%
Return on average tangible common equity [1]	15.4%	15.1%	15.4%
Efficiency ratio [1]	46.5%	49.6%	48.0%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data — Non-GAAP Financial Measures Reconciliations".

Net Interest Income
The following tables present net interest income, net interest margin and adjusted net interest margin for fiscal years 2017, 2016 and 2015:

	For the fiscal year ended September 30,
	2017	2016	2015
	(dollars in thousands)
Net interest income:
Total interest and dividend income (FTE)	$450,266	$403,232	$369,957
Less: Total interest expense	45,320	33,524	29,884
Net interest income (FTE)	$404,946	$369,708	$340,073

Net interest margin (FTE) and adjusted net interest margin (FTE) [1]
Average interest-earning assets	$10,209,741	$9,339,858	$8,641,719
Average interest-bearing liabilities	$9,573,937	$8,760,173	$8,181,719
Net interest margin (FTE)	3.97%	3.96%	3.94%
Adjusted net interest margin (FTE) [1]	3.83%	3.74%	3.68%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".

Net interest income was $404.9 million in fiscal year 2017 compared to $369.7 million in fiscal year 2016, an increase of 9.5%. The increase was driven by higher loan interest income driven by 10.8% of growth in average loans outstanding between the periods combined with a 5 basis point increase in the yield on total loans, partially offset by an 8 basis point increase in the cost of deposits. Net interest income was $369.7 million in fiscal year 2016 compared to $340.1 million in fiscal year 2015, an increase of 8.7%. The increase was driven by organic and inorganic loan growth and $3.5 million of accretion income from the HF Financial ASC 310-20 loans, partially offset by $1.4 million of accrued interest charged-off.
Net interest margin was 3.97% in fiscal year 2017, compared with 3.96% in fiscal year 2016. Adjusted net interest margin was 3.83% and 3.74%, respectively, over the same periods. Net interest margin remained relatively stable primarily due to a 9 basis point rise in the yield on interest-earning assets, offset by a 9 basis point rise in the cost of interest-bearing liabilities. The growth in adjusted net interest margin was driven by a $6.3 million reduction in the cost of interest rate swaps compared to fiscal year 2016, as a result of increases in short-term LIBOR rates.
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
The following table presents the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for fiscal years 2017, 2016 and 2015. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $703.1 million at September 30, 2017 and $694.2 million at September 30, 2016, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected below has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations". ASC 310-30 loans represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Non ASC 310-30 loans represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	Fiscal year ended September 30,
	2017			2016			2015
	Average Balance	Interest (FTE)	Yield / Cost	Average Balance	Interest (FTE)	Yield / Cost	Average Balance	Interest (FTE)	Yield / Cost
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$123,616	$922	0.75%	$122,651	$574	0.47%	$244,850	$652	0.27%
Investment securities	1,390,453	26,311	1.89%	1,366,925	24,680	1.81%	1,377,718	24,271	1.76%
Non ASC 310-30 loans, net [1]	8,581,615	412,232	4.80%	7,736,454	370,521	4.79%	6,889,738	336,194	4.88%
ASC 310-30 loans, net	114,057	10,801	9.47%	113,828	7,457	6.55%	129,413	8,840	6.83%
Loans, net	8,695,672	423,033	4.86%	7,850,282	377,978	4.81%	7,019,151	345,034	4.92%
Total interest-earning assets	10,209,741	450,266	4.41%	9,339,858	403,232	4.32%	8,641,719	369,957	4.28%
Noninterest-earning assets	1,154,861			1,079,503			1,079,201
Total assets	$11,364,602	$450,266	3.96%	$10,419,361	$403,232	3.87%	$9,720,920	$369,957	3.81%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,806,491			$1,493,287			$1,350,749
NOW, money market and savings deposits	5,709,863	$25,969	0.45%	5,081,401	$16,206	0.32%	4,472,223	$12,374	0.28%
CDs	1,300,987	9,066	0.70%	1,345,693	8,908	0.66%	1,539,863	10,988	0.71%
Total deposits	8,817,341	35,035	0.40%	7,920,381	25,114	0.32%	7,362,835	23,362	0.32%
Securities sold under agreements to repurchase	122,188	384	0.31%	160,820	519	0.32%	168,455	563	0.33%
FHLB advances and other borrowings	525,491	5,437	1.03%	580,283	4,154	0.72%	554,127	3,631	0.66%
Related party notes payable	—	—	—%	—	—	—%	34,301	771	2.25%
Subordinated debentures and subordinated notes payable	108,917	4,464	4.10%	98,689	3,737	3.79%	62,001	1,557	2.51%
Total borrowings	756,596	10,285	1.36%	839,792	8,410	1.00%	818,884	6,522	0.80%
Total interest-bearing liabilities	9,573,937	$45,320	0.47%	8,760,173	$33,524	0.38%	8,181,719	$29,884	0.37%
Noninterest-bearing liabilities	88,440			117,344			82,978
Stockholders' equity	1,702,225			1,541,844			1,456,223
Total liabilities and stockholders' equity	$11,364,602			$10,419,361			$9,720,920
Net interest spread			3.49%			3.49%			3.44%
Net interest income and net interest margin (FTE)		$404,946	3.97%		$369,708	3.96%		$340,073	3.94%
Less: Tax equivalent adjustment		$8,599			$7,534			$6,576
Net interest income and net interest margin - ties to Statements of Income		$396,347	3.88%		$362,174	3.88%		$333,497	3.86%

[1] Interest income includes $4.1 million, $3.6 million and $0.2 million for the fiscal year 2017, 2016 and 2015, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

Interest and Dividend Income
The following table presents interest and dividend income for fiscal years 2017, 2016 and 2015:

	Fiscal year ended September 30,
	2017	2016	2015
	(dollars in thousands)
Interest and dividend income:
Loans (FTE)	$423,033	$377,978	$345,034
Taxable securities	24,262	23,249	22,973
Nontaxable securities	978	230	51
Dividends on securities	1,071	1,201	1,247
Federal funds sold and other	922	574	652
Total interest and dividend income (FTE)	450,266	403,232	369,957
Tax equivalent adjustment	8,599	7,534	6,576
Total interest and dividend income (GAAP)	$441,667	$395,698	$363,381
Total interest and dividend income consists primarily of interest income on loans and interest and dividend income on our investment portfolio. Total interest and dividend income was $450.3 million for fiscal year 2017, compared to $403.2 million for fiscal year 2016 and $370.0 million for fiscal year 2015. Significant components of interest and dividend income are described in further detail below.

Loans. Interest income on all loans increased to $423.0 million in fiscal year 2017 from $378.0 million in fiscal year 2016, an increase of 11.9% during the year. Average net loan balances for fiscal year 2017 were $8.70 billion, representing a 10.8% increase compared to the same period in fiscal year 2016. Growth was primarily in the CRE segment of the portfolio, partially offset by a reduction in the residential real estate segment of the portfolio. The largest contributor to growth during fiscal year 2017 was in non-owner occupied CRE, combined with moderate increases in construction and development and owner-occupied subsegments which were largely offset by a decline in multi-family residential real estate subsegments. Interest income on ASC 310-30 loans, which are purchased credit impaired loans with a different income recognition model, increased $3.3 million between the two periods, primarily driven by accelerated accretion of interest income on two pools of purchased credit impaired loans in fiscal year 2017.
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
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on non-ASC 310-30 loans was 4.80% for fiscal year 2017, an increase of 1 basis point compared to 4.79% for fiscal year 2016, which was a 9 basis point decrease from 4.88% for fiscal year 2015. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on non-ASC 310-30 loans was 4.64% for fiscal year 2017, an increase of 12 basis points compared to 4.52% for fiscal year 2016, which was a 5 basis points decrease compared to 4.57% for fiscal year 2015. Starting in fiscal year 2016 and continuing through fiscal year 2017 we have begun to benefit from period-over-period increases in LIBOR rates which have reduced the net cost of pay fixed, receive floating interest rate swaps the Company utilizes related to certain fixed rate loans and benchmark rate hikes which have raised interest rates on many of our floating and variable rate loans.
The average yield on ASC 310-30 loans was 9.47% for fiscal year 2017, compared to 6.55% for fiscal year 2016 and 6.83% for fiscal year 2015. The yield on this portion of the portfolio is heavily impacted by the amortization rates for the related FDIC indemnification asset, which is recorded through interest income. The portfolio continues to run off and represents a very small portion of the overall loan portfolio with average balances of $114.1 million, $113.8 million and $129.4 million for fiscal years 2017, 2016 and 2015, respectively, which represents 1.3%, 1.4% and 1.8% of the total average loan portfolio, respectively.
The average duration of the loan portfolio, including the impact of the interest rate swaps on the duration of fair value loans, was a relatively short 1.3 years as of September 30, 2017. Approximately 48%, or $4.32 billion, of the portfolio is comprised of fixed rate loans, of which $1.02 billion of loans are fixed-rate loans with an original term of 5 years or greater which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. Of the remaining floating rate loans in the portfolio, approximately 52% are indexed to Wall Street Journal Prime, 27% to 5-year Treasuries and the balance to various other indices. Approximately 3% of our total loans' rates are floored, with an average interest rate floor 77 bps above market rates.
Loan-related fee income of $13.4 million is included in interest income for fiscal year 2017 compared to $11.1 million for fiscal year 2016 and $9.4 million for fiscal year 2015. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $4.7 million, $3.8 million and $7.6 million for fiscal years 2017, 2016 and 2015, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.41 billion and $1.36 billion as of September 30, 2017, and 2016, respectively. Interest and dividend income on investments includes income earned on investment securities and FHLB stock. Interest and dividend income on investments was $26.3 million for fiscal year 2017, an increase of $1.6 million, or 6.6%, from $24.7 million in fiscal year 2016. The increase was driven by an 8 basis point increase in the fiscal year 2017 yield to 1.89% from 1.81% for fiscal year 2016 combined with an increase in average balances.
In fiscal year 2016, interest and dividend income on investments increased to $24.7 million from $24.3 million in fiscal year 2015, an increase of 1.7%. The increase was driven by a 5 basis point increase in the fiscal year 2016 yield to 1.81% from 1.76% for fiscal year 2015 offset by a decrease in average balances.

The weighted average life of the portfolio was 3.6 years at September 30, 2017, and 3.3 years at September 30, 2016 and 3.1 years at September 30, 2015. Average investments in fiscal years 2017, 2016 and 2015 were 13.6%, 14.6% and 15.9%, respectively, of total average interest-earning assets.
Interest Expense
The following table presents interest expense for fiscal years 2017, 2016 and 2015:

	For the fiscal year ended September 30,
	2017	2016	2015
	(dollars in thousands)
Interest expense
Deposits	$35,035	$25,114	$23,362
Securities sold under agreements to repurchase	384	519	563
FHLB advances and other borrowings	5,437	4,154	3,631
Related party notes payable	—	—	771
Subordinated debentures and subordinated notes payable	4,464	3,737	1,557
Total interest expense	$45,320	$33,524	$29,884
Total interest expense consists primarily of interest expense on five components: deposits, securities sold under agreements to repurchase, FHLB advances and other borrowings, related party notes payable and our outstanding subordinated debentures and subordinated notes payable. Total interest expense increased $11.8 million, or 35.2%, to $45.3 million in fiscal year 2017, from $33.5 million in fiscal year 2016, which increased $3.6 million, or 12.2%, from $29.9 million in fiscal year 2015. Average interest-bearing liabilities increased $813.8 million, or 9.3%, to $9.57 billion in fiscal year 2017, from $8.76 billion in fiscal year 2016, which increased $578.5 million, or 7.1%, from $8.18 billion in fiscal year 2015. The average cost of total interest-bearing liabilities increased to 0.47% in fiscal year 2017, compared to 0.38% in fiscal year 2016 and 0.37% in fiscal year 2015. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of non-interest-bearing demand accounts, money market and savings accounts, NOW accounts, savings accounts and time deposits, was $35.0 million in fiscal year 2017 compared with $25.1 million in fiscal year 2016, an increase of $9.9 million, or 39.5%, driven by growth in average deposits outstanding and increasing benchmark interest rates. Average deposit balances increased to $8.82 billion from $7.92 billion, respectively, for the same periods, an increase of $897.0 million, or 11.3%. The cost of deposits increased 8 basis points to 0.40% for fiscal year 2017 from 0.32% for fiscal year 2016, reflecting a rise in market interest rates. Interest expense on deposits was $25.1 million in fiscal year 2016 compared with $23.4 million in fiscal year 2015, an increase of $1.8 million, or 7.5%. Average deposit balances increased $557.5 million, or 7.6%, to $7.92 billion from $7.36 billion, respectively, for the same periods. The cost of deposits remained stable at 0.32% for fiscal year 2016 and 2015.
Average non-interest-bearing demand account balances comprised 20.5% of average total deposits for fiscal year 2017 compared with 18.9% for fiscal year 2016, and 18.3% for fiscal year 2015. Total average other transactional accounts, consisting of money market and savings accounts, continued to increase in fiscal year 2017 to 64.8% of total average deposits, compared to 64.2% of total average deposits for fiscal year 2016 and 60.7% in fiscal year 2015, while time deposit accounts decreased in fiscal year 2017 to 14.8% of total average deposits from 17.0% in fiscal year 2016 and 20.9% in fiscal year 2015. We continue our strategy of focusing on cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $5.4 million for fiscal year 2017, compared to $4.2 million for fiscal year 2016 and $3.6 million for fiscal year 2015, reflecting weighted average cost of 1.03%, 0.72% and 0.66%, respectively. Our average balance for FHLB advances and other borrowings decreased to $525.5 million in fiscal year 2017 from $580.3 million in fiscal year 2016, which increased from $554.1 million in fiscal year 2015. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 5.5% for fiscal year 2017, 6.6% for fiscal year 2016 and 6.8% for fiscal year 2015. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. Our total outstanding FHLB advances were $643.2 million at September 30, 2017, compared with $871.0 million at September 30, 2016 and $581.0 million at September 30, 2015. The weighted average contractual rate paid on our FHLB advances was 1.36% at September 30, 2017, 0.69% at September 30, 2016 and 0.61% at September 30, 2015. The average tenor of our FHLB advances was 4 months, 52 months and 60 months at September 30, 2017, 2016 and 2015, respectively. The amount of other borrowings and related interest expense are immaterial in each of fiscal years 2017, 2016 and 2015.

We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At September 30, 2017, we had pledged $3.71 billion of loans to the FHLB, against which we had borrowed $643.2 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding subordinated debentures and subordinated notes payable was $4.5 million for fiscal year 2017, $3.7 million for fiscal year 2016, and $1.6 million for fiscal year 2015. At September 30, 2017, 2016 and 2015, the weighted average contractual rate on outstanding junior subordinated debentures and subordinated notes payable was 4.88%, 4.88% and 2.39%, respectively. While fiscal year 2017 and 2016 remained fairly stable, the increase between fiscal year 2016 and 2015 was primarily driven by $35.0 million of junior subordinated debentures we issued in July 2015 at a higher rate than the related party note rates. We primarily used the proceeds to repay the outstanding subordinated capital note issued to NAB New York Branch.
Securities Sold Under Agreements to Repurchase; Related Party Notes Payable. Securities sold under agreements to repurchase represent retail repurchase agreements with customers and, together, with our related party notes payable, represent a small portion of our overall funding profile. The interest expense associated with securities sold under agreements to repurchase remained largely consistent between fiscal year 2017, 2016, and 2015. In fiscal years 2017 and 2016, the interest expense associated with related party notes payable decreased compared to fiscal year 2015 due to the repayment of the subordinated capital note issued to NAB New York Branch on July 31, 2015.
Rate and Volume Variances
Net interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets and average interest-bearing liabilities. Rate changes result from increases or decreases in the yields earned on assets or the rates paid on liabilities.
The following table presents each of the last two fiscal years and a summary of the changes in interest income and interest expense on a tax equivalent basis resulting from changes in the volume of average asset and liability balances and changes in the average yields or rates compared with the preceding fiscal year. If significant, the change in interest income or interest expense due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance.

	2017 vs 2016			2016 vs 2015
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$5	$343	$348	$(422)	$344	$(78)
Investment securities	412	1,219	1,631	(174)	583	409
Non ASC 310-30 loans	39,625	2,085	41,710	41,433	(7,105)	34,328
ASC 310-30 loans	15	3,330	3,345	(1,016)	(368)	(1,384)
Total loans	39,640	5,415	45,055	40,417	(7,473)	32,944
Total increase (decrease)	40,057	6,977	47,034	39,821	(6,546)	33,275

Increase in interest expense:
NOW, money market & savings deposits	2,181	7,582	9,763	1,827	2,005	3,832
Time deposits	(311)	469	158	(1,305)	(776)	(2,081)
Securities sold under agreements to repurchase	(123)	(13)	(136)	(24)	(19)	(43)
FHLB advances and other borrowings	(425)	1,708	1,283	181	342	523
Related party notes payable	—	—	—	(771)	—	(771)
Subordinated debentures and subordinated notes payable	399	329	728	1,177	1,003	2,180
Total increase	1,721	10,075	11,796	1,085	2,555	3,640
Increase (decrease) in net interest income (FTE)	$38,336	$(3,098)	$35,238	$38,736	$(9,101)	$29,635

Provision for Loan and Lease Losses
We recognized a provision for loan and lease losses of $21.5 million for fiscal year 2017 compared to a provision for loan and lease losses of $17.0 million for fiscal year 2016, an increase of $4.5 million or 27.0%. The higher provision for loan and lease losses compared to fiscal year 2016 was driven primarily by the higher level of net charge-offs recognized during fiscal year 2017, which was concentrated in the commercial non-real estate and agriculture segments of the loan portfolio. The required specific allowance for loan and lease losses ("ALLL") decreased by $3.2 million, mainly due to a number of charge-offs related to loans for which a specific ALLL had been previously recorded. Included within the $21.5 million provision for loan and lease losses was a net recoupment of $0.7 million during fiscal year 2017 associated with ASC 310-30 loans. This compares to a recoupment of $1.1 million related to this portion of the portfolio recorded in fiscal year 2016.
We recognized a provision for loan and lease losses of $17.0 million for fiscal year 2016 compared to a provision for loan and lease losses of $19.0 million for fiscal year 2015, a decrease of $2.0 million, or 11.0%. The decrease in provision for loan and lease losses compared to fiscal year 2015 was attributable to a small number of primarily commercial non-real estate exposures that were provided for in the second quarter of 2015. The required specific ALLL increased by $9.4 million due to the deterioration of a small number of specific loan relationships primarily in the agriculture sector. Included within the $17.0 million provision for loan and lease losses was a net recoupment of $1.1 million during fiscal year 2016 associated with ASC 310-30 loans. This compares to an improvement of $0.7 million related to this portion of the portfolio recorded in fiscal year 2015.

	Fiscal year ended September 30,
	2017	2016	2015
	(dollars in thousands)
Provision for loan and lease losses, non ASC 310-30 loans *	$22,210	$18,011	$19,718
Provision for loan and lease losses, ASC 310-30 loans	(671)	(1,056)	(677)
Provision for loan and lease losses, total	$21,539	$16,955	$19,041

* As presented above, the non ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.

Total Credit-Related Charges
In addition to the higher provision for loan and lease losses we incurred during the current fiscal year compared to the 2016 fiscal year, we recognized other credit-related charges. We believe the following table, which summarizes each component of the total credit-related charges incurred during the current and prior fiscal years, is helpful to understanding the overall impact on our yearly results of operations. Net OREO charges include OREO operating costs, valuation adjustments and gain (loss) on sale of OREO properties, each of which entered OREO as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive payment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect expected credit losses in the portfolio.

		For the fiscal year ended September 30,
Item	Included within F/S Line Item(s):	2017	2016	2015
		(dollars in thousands)
Provision for loan and lease losses	Provision for loan and lease losses	$21,539	$16,955	$19,041
Net OREO charges	Net loss on repossessed property and other related expenses	1,749	1,263	5,382
Reversal of interest income on nonaccrual loans	Interest income on loans	930	1,433	372
Loan fair value adjustment related to credit	Net increase in fair value of loans at fair value	936	1,618	3,703
Total		$25,154	$21,269	$28,498
Total credit-related charges for fiscal year 2017 increased $3.9 million, or 18.3%, compared to fiscal year 2016. The increase in total credit-related charges was primarily driven by increased net charge-offs driving higher required provision for loan and lease losses. Total credit-related charges for fiscal year 2016 decreased $7.2 million, or 25.4%, compared to fiscal year 2015 driven by a decreased provision for loan and lease losses during the period as discussed previously in this report and a decrease in OREO charges as a result of a decrease in the number and carrying value of properties held in OREO compared to fiscal year 2015.

Noninterest Income
The following table presents noninterest income for the periods ended September 30, 2017, 2016 and 2015:

	Fiscal year ended September 30,
	2017	2016	2015
	(dollars in thousands)
Noninterest income
Service charges and other fees	$48,573	$46,209	$39,134
Wealth management fees	9,118	7,283	7,412
Mortgage banking income, net	7,928	7,261	6,694
Net gain on sale of securities	75	160	310
Other	5,699	3,968	5,686
Subtotal, product and service fees	71,393	64,881	59,236
Net (decrease) increase in fair value of loans at fair value	(65,231)	26,314	36,742
Net realized and unrealized gain (loss) on derivatives	49,900	(48,658)	(62,088)
Subtotal, loans at fair value and related derivatives	(15,331)	(22,344)	(25,346)
Total noninterest income	$56,062	$42,537	$33,890
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
Noninterest income was $56.1 million for fiscal year 2017, compared with $42.5 million for fiscal year 2016, an increase of $13.5 million or 31.8%. Noninterest income was $42.5 million for fiscal year 2016, compared with $33.9 million for fiscal year 2015, an increase of $8.6 million or 25.5%. Significant components of noninterest income are described in further detail below.
Product and Service Fees. We recognized $71.4 million of noninterest income related to product and service fees in fiscal year 2017, an increase of $6.5 million, or 10.0%, compared to fiscal year 2016. The increase was primarily attributable to service charges and other fees which increased by $2.4 million, or 5.1%, and included debit card interchange income, combined with a $1.8 million increase, or 25.2%, in wealth management fees and a $1.7 million increase, or 43.6%, in other income. As previously discussed in this report, higher allowable interchange rates were capped as required by the Durbin Amendment effective July 1, 2017. Management expects the fiscal year 2018 reduction in interchange income to be approximately $8.0 million, pre-tax.
Noninterest income related to product and service fees was $64.9 million for the fiscal year 2016 compared to $59.2 million for fiscal year 2015, an increase of $5.6 million or 9.5%. Service charges and other fees increased by $7.1 million, accounting for the largest component of the increase, partially offset by a $1.7 million decrease in other noninterest income. Management estimates that the impact of the opportunity to charge higher debit card interchange rates for a period of time accounted for approximately $6.3 million of the increase. Fees related to commercial deposit accounts increased, partially offset by other consumer account fees primarily related to overdrafts and non-sufficient funds.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For fiscal years 2017, 2016 and 2015 these items accounted for $(15.3) million, $(22.3) million and $(25.3) million, respectively. The change was driven by a favorable change in the credit adjustment of $0.7 million and a $6.3 million reduction in the current cost of interest rate swaps driven by changes in the interest rate environment. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans; we present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business. The change during fiscal year 2016 was driven by a net favorable change in the credit adjustment of $2.1 million and a $0.9 million reduction in in the current cost of interest rate swaps.

Noninterest Expense
The following table presents noninterest expense for fiscal years 2017, 2016 and 2015:

	Fiscal year ended September 30,
	2017	2016	2015
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$128,135	$109,055	$100,646
Data processing	24,514	21,719	19,531
Occupancy expenses	16,470	15,759	14,809
Professional fees	15,038	13,572	14,024
Communication expenses	3,774	3,721	4,455
Advertising	3,983	4,267	3,940
Equipment expense	3,347	3,795	3,905
Net loss recognized on repossessed property and other related expenses	1,749	1,263	5,382
Amortization of core deposits and other intangibles	2,358	3,264	7,110
Acquisition expenses	710	15,692	—
Other	16,565	15,533	12,992
Total noninterest expense	$216,643	$207,640	$186,794
Our noninterest expense consists primarily of salaries and employee benefits, data processing, occupancy expenses, professional fees, communication expenses, advertising and acquisition expenses. Noninterest expense increased to $216.6 million in fiscal year 2017 from $207.6 million in fiscal year 2016, an increase of $9.0 million or 4.3%, which in turn increased $20.8 million, or 11.2%, from $186.8 million in fiscal year 2015. Included in noninterest expense for fiscal year 2017 and 2016 was $0.7 million and $15.7 million of non-recurring acquisition expenses; absent this reduction, total noninterest expense increased by $24.0 million, or 12.5% and $5.2 million, or 2.8%, in fiscal years 2017 and 2016, respectively. Our efficiency ratio was 46.5% for fiscal year 2017, 49.6% for fiscal year 2016 and 48.0% for fiscal year 2015. For more information on our efficiency ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations". Significant changes in components of noninterest expense are described in further detail below.
Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include the cost of incentive compensation, stock compensation, benefit plans, health insurance and payroll taxes. These expenses were $128.1 million for fiscal year 2017, a 17.5% increase from $109.1 million for fiscal year 2016. The majority of the increase was driven by additional roles added to meet regulatory and risk management expectations, higher long-term incentive compensation and higher cost of employee benefits, which was primarily related to higher health insurance costs and standard annual wage increases. Salaries and employee benefits were $109.1 million for fiscal year 2016, an 8.4% an increase from $100.6 million for fiscal year 2015. The increase was driven primarily by the impact of integrating HF Financial's operations into the consolidated business and standard annual wage increases.
Data Processing. These expenses include payments to vendors who provide software, data processing, and services on an outsourced basis, costs related to supporting and developing Internet-based activities, credit card rewards provided to our customers and depreciation of bank-owned hardware and software. Expenses for data processing were $24.5 million for fiscal year 2017 and $21.7 million for fiscal year 2016, or an increase of 12.9%. The increase was driven primarily by amortization of recent technology investments. Expenses for data processing were $21.7 million and $19.5 million for fiscal year 2016 and 2015, respectively. The increase was driven primarily by the higher software-related costs and the incremental costs associated with the HF Financial acquisition.
Occupancy Expenses. Occupancy expenses include our branch network and administrative office locations throughout our footprint, including both owned and leased locations, property taxes and maintenance expense. These costs were $16.5 million for fiscal year 2017, $15.8 million for fiscal year 2016 and $14.8 million for fiscal year 2015. The increase in fiscal year 2017 was primarily due to increased rent, utilities and property tax expenses. The increase in fiscal year 2016 was primarily driven by the addition of HF Financial locations acquired.

Professional Fees. Professional fees include our FDIC and FICO assessments, the cost of accountants and other consultants, and legal services required to complete transactions, resolve legal matters or delinquent loans. These expenses were $15.0 million for fiscal year 2017, a 10.8% increase from $13.6 million for fiscal year 2016. Professional fees increased in the current fiscal year due to an increase in our FDIC assessment as a result of exceeding $10.0 billion in total assets. Fiscal year 2016 decreased slightly compared to fiscal year 2015 primarily due to elevated levels of professional fees in fiscal year 2015 related to becoming a publicly traded company.
Net Loss Recognized on Repossessed Property and Other Assets. Our net loss on the sale of repossessed property and other assets was $1.7 million for fiscal year 2017, a slight increase from $1.3 million for fiscal year 2016. The increase was primarily due to the write down of one large property in OREO. Net loss on the sale of repossessed property and other assets was $1.3 million for fiscal year 2016, a decrease of $4.1 million from $5.4 million for fiscal year 2015. The decrease in fiscal year 2016 was primarily due to the decrease in the number and carrying value of properties held as OREO and available for sale, resulting in fewer sales and lower cumulative losses.
Amortization of Core Deposits and Other Intangibles. Amortization of core deposits and other intangibles represents the scheduled amortization of specifically-identifiable intangible assets arising from acquisitions, including NAB’s acquisition of us as well as subsequent acquisitions completed by us. The most significant component of amortization of core deposits and other intangibles relates to core deposit intangible assets, which represented $1.4 million in fiscal year 2017 compared to $0.8 million in fiscal year 2016 and $4.7 million in fiscal year 2015. The intangible assets currently recorded are scheduled to amortize through May 2026. Total scheduled amortization for all intangible assets includes approximately $1.7 million for fiscal year 2018 and slightly lower amounts for fiscal years 2019 through 2026.
Other. Other noninterest expenses include costs related to OREO costs prior to foreclosure, business development and professional membership fees, travel and entertainment costs and other costs incurred. Other noninterest expenses increased to $16.6 million in fiscal year 2017 from $15.5 million in fiscal year 2016, an increase of 6.6%. The increase was primarily due to an increase in OREO costs prior to foreclosure. Other noninterest expenses increased to $15.5 million in fiscal year 2016 from $13.0 million in fiscal year 2015, an increase of 19.6%. The increase was primarily due to increased costs related to underwriting new loans.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the investments in tax-advantaged securities and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $69.4 million in fiscal year 2017 represents an effective tax rate of 32.4%, compared to $58.9 million or 32.7% for fiscal year 2016 and $52.5 million or 32.5% for fiscal year 2015, with the lower effective tax rate for fiscal year 2017 driven, in part, by tax benefits related to the vesting of shares of company stock under the company's stock based compensation plan. Approximately $1.4 million of this benefit related to shares granted to certain employees concurrent with the company's Initial Public Offering that vested during the fourth quarter of the current fiscal year and were one-time in nature.
Return on Assets and Equity
The table below presents our return on average total assets, return on average common equity and average common equity to average assets ratio at and for the dates presented:

	Fiscal year ended September 30,
	2017	2016	2015
Return on average total assets	1.27%	1.16%	1.12%
Return on average common equity	8.5%	7.9%	7.5%
Average common equity to average assets ratio	15.0%	14.8%	15.0%

Analysis of Financial Condition
The following table highlights certain key financial and performance information for the last three fiscal years:

	As of September 30,
	2017	2016	2015
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$11,690,011	$11,531,180	$9,798,654
Loans [1]	8,968,553	8,682,644	7,325,198
Allowance for loan and lease losses	63,503	64,642	57,200
Deposits	8,977,613	8,604,790	7,387,065
Stockholders' equity	1,755,000	1,663,391	1,459,346
Tangible common equity [2]	$1,006,603	$912,636	$754,420
Tier 1 capital ratio	11.4%	11.1%	10.9%
Total capital ratio	12.5%	12.2%	12.1%
Tier 1 leverage ratio	10.3%	9.5%	9.1%
Common equity tier 1 ratio	10.7%	10.2%	10.1%
Tangible common equity / tangible assets [2]	9.2%	8.5%	8.3%
Book value per share - GAAP	$29.83	$28.34	$26.43
Tangible book value per share [2]	$17.11	$15.55	$13.66
Nonaccrual loans / total loans	1.54%	1.46%	0.93%
Net charge-offs / average total loans	0.26%	0.12%	0.13%
Allowance for loan and lease losses / total loans	0.71%	0.74%	0.78%

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

Our total assets were $11.69 billion at September 30, 2017, compared with $11.53 billion at September 30, 2016 and $9.80 billion at September 30, 2015. The increase in total assets for fiscal year 2017 was primarily attributable to growth in loans and securities available for sale, partially offset by a reduction in cash and cash equivalents compared to September 30, 2016. The increase in total assets for fiscal year 2016 was principally attributable to the acquisition of HF Financial, which added assets with an acquired value $1.12 billion, and organic loan growth, which was $493.7 million, or 6.7%, compared to September 30, 2015.
At September 30, 2017, loans as shown above were $8.97 billion, an increase of $285.9 million, or 3.3%, from $8.68 billion at September 30, 2016. Loans at September 30, 2016 increased $1.36 billion, or 18.5% compared to September 30, 2015. Excluding loans acquired at a fair value of $863.7 million in the HF Financial acquisition, organic loan growth was $493.7 million, or 6.7%. In our most recent fiscal year, total deposits were $8.98 billion, an increase of 4.3%, from September 30, 2016. Deposits at September 30, 2016 increased $1.22 billion, or 16.5%, including deposits of $863.1 million acquired in the HF Financial acquisition, from September 30, 2015.

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated:

	As of September 30,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Unpaid principal balance:
Commercial real estate [1]
Originated	$3,628,235	$3,171,516	$2,708,512	$2,321,982	$1,980,319
Acquired	496,570	582,591	137,236	219,212	331,655
Total	4,124,805	3,754,107	2,845,748	2,541,194	2,311,974
Agriculture [1]
Originated	1,990,648	1,974,226	1,841,437	1,661,030	1,553,561
Acquired	131,490	194,711	20,028	20,179	33,687
Total	2,122,138	2,168,937	1,861,465	1,681,209	1,587,248
Commercial non-real estate [1]
Originated	1,670,349	1,601,328	1,591,974	1,544,747	1,434,891
Acquired	48,565	71,838	17,536	26,893	46,865
Total	1,718,914	1,673,166	1,609,510	1,571,640	1,481,756
Residential real estate
Originated	724,906	746,384	714,855	639,194	566,367
Acquired	207,986	274,574	208,290	262,411	340,102
Total	932,892	1,020,958	923,145	901,605	906,469
Consumer
Originated	56,467	59,850	68,840	82,849	88,388
Acquired	10,092	16,423	4,209	7,237	13,089
Total	66,559	76,273	73,049	90,086	101,477
Other lending
Originated	43,132	42,398	38,371	34,243	24,711
Acquired	75	79	—	—	—
Total	43,207	42,477	38,371	34,243	24,711
Total originated	8,113,737	7,595,702	6,963,989	6,284,045	5,648,237
Total acquired	894,778	1,140,216	387,299	535,932	765,398
Total unpaid principal balance	9,008,515	8,735,918	7,351,288	6,819,977	6,413,635
Less: Unamortized discount on acquired loans	(29,121)	(39,947)	(19,264)	(25,638)	(34,717)
Less: Unearned net deferred fees and costs and loans in process	(10,841)	(13,327)	(6,826)	(6,872)	(16,245)
Total loans	8,968,553	8,682,644	7,325,198	6,787,467	6,362,673
Allowance for loan and lease losses	(63,503)	(64,642)	(57,200)	(47,518)	(55,864)
Loans, net	$8,905,050	$8,618,002	$7,267,998	$6,739,949	$6,306,809

 [1] Unpaid principal balance for commercial real estate, agriculture and commercial non-real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

We have successfully completed nine acquisitions since 2006. Our most recent acquisition of HF Financial, which represented approximately $863.7 million in acquired loans, was completed on May 16, 2016.

During the fiscal year ended September 30, 2017, total loans grew by 3.3%, or $285.9 million. The growth was primarily focused in CRE loans, which grew $370.7 million, or 9.9%, partially offset by residential real estate loans, which declined $88.1 million, or 8.6%. Over the same time period, agriculture, commercial non-real estate, consumer and other loan balances remained generally stable. During the fiscal year ended September 30, 2016, total loans grew by 18.5%, or $1.36 billion. Growth excluding loans acquired at a fair value of $863.7 million in the HF Financial acquisition was $493.7 million, or 6.7%. The growth was primarily focused in CRE loans, which grew $416.6 million, or 14.6%, excluding acquired loans of $491.8 million, and agriculture loans, which grew $117.6 million, or 6.3%, excluding acquired loans of $189.8 million, partially offset by a $35.6 million decrease in residential real estate loans, excluding acquired loans of $133.4 million. Over the same time period, commercial non-real estate, consumer and other loan balances remained generally stable.
The following table presents an analysis of the unpaid principal balance of our loan portfolio at September 30, 2017, by loan and collateral type and by each of the five major geographic areas we use to manage our markets.

	September 30, 2017
	South Dakota	Arizona / Colorado	Iowa / Kansas / Missouri	Nebraska	North Dakota / Minnesota	Other [2]	Total	%
	(dollars in thousands)
Commercial real estate [1]	$1,025,947	$1,069,220	$1,022,089	$787,976	$203,280	$16,293	$4,124,805	45.8%
Agriculture [1]	701,899	854,486	416,711	147,863	3,405	(2,226)	2,122,138	23.6%
Commercial non-real estate [1]	287,894	210,638	827,719	340,297	9,128	43,238	1,718,914	19.1%
Residential real estate	232,206	172,767	276,093	201,680	17,590	32,556	932,892	10.3%
Consumer	25,608	2,337	22,257	14,746	689	922	66,559	0.7%
Other lending	—	—	—	—	—	43,207	43,207	0.5%
Total	$2,273,554	$2,309,448	$2,564,869	$1,492,562	$234,092	$133,990	$9,008,515	100.0%
% by location	25.2%	25.6%	28.5%	16.6%	2.6%	1.5%	100.0%

 [1] Unpaid principal balance for commercial real estate, agriculture and commercial non-real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

 [2] Balances in this column represent acquired workout loans and certain other loans managed by our workout staff, commercial and consumer credit card loans, fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

The following table presents additional detail regarding our CRE, agriculture, commercial non-real estate and residential real estate loans at September 30, 2017:

September 30, 2017
(dollars in thousands)
Construction and development	$538,736
Owner-occupied CRE	1,219,523
Non-owner-occupied CRE	2,025,326
Multifamily residential real estate	341,220
Commercial real estate	4,124,805
Agriculture real estate	997,683
Agriculture operating loans	1,124,455
Agriculture	2,122,138
Commercial non-real estate	1,718,914
Home equity lines of credit	306,408
Closed-end first lien	467,914
Closed-end junior lien	37,928
Residential construction	120,642
Residential real estate	932,892
Consumer	66,559
Other	43,207
Total unpaid principal balance	$9,008,515

Commercial Real Estate. CRE includes owner-occupied CRE, non-owner-occupied CRE, construction and development lending, and multi-family residential real estate. While CRE lending will remain a significant component of our overall loan portfolio, we are committed to managing our exposure to riskier construction and development deals specifically, and to CRE lending in general, by targeting relationships with sound management and financials which are priced to reflect the amount of risk we accept as the lender.
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at June 30, 2017, we were ranked the sixth-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core competencies. We target a 20% to 30% portfolio composition for agriculture loans according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. While our borrowers have experienced volatile commodity prices over recent years, we believe there continues to typically be strong secondary sources of repayment and low borrower leverage for the agriculture loan portfolio. Continued pressure on the commodity prices or a further downturn in the agriculture economy could directly impact the quality of our agricultural loans and could indirectly and adversely impact other lending categories including commercial non-real estate, CRE, residential real estate and consumer.
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
The following table presents the maturity distribution of our loan portfolio as of September 30, 2017. The maturity dates were determined based on the contractual maturity date of the loan:

	September 30, 2017
	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$364,222	$1,881,490	$1,879,093	$4,124,805
Agriculture	1,002,792	718,177	401,169	2,122,138
Commercial non-real estate	706,317	539,781	472,816	1,718,914
Residential real estate	222,934	329,041	380,917	932,892
Consumer	10,078	45,367	11,114	66,559
Other lending	43,207	—	—	43,207
Total	$2,349,550	$3,513,856	$3,145,109	$9,008,515

The following table presents the distribution, as of September 30, 2017, of our loans that were due after one year between fixed and variable interest rates:

	September 30, 2017
	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$1,944,887	$1,815,696	$3,760,583
Agriculture	870,041	249,305	1,119,346
Commercial non-real estate	638,576	374,021	1,012,597
Residential real estate	217,059	492,899	709,958
Consumer	43,365	13,116	56,481
Total	$3,713,928	$2,945,037	$6,658,965
OREO
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. OREO assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the assets at an acceptable price in a timely manner. Our total OREO carrying value was $9.0 million as of September 30, 2017, a decrease of $1.3 million, or 12.6%, compared to September 30, 2016 which decreased $5.6 million, or 35.3%, compared to September 30, 2015. The decreases were primarily driven by the liquidation of a number of assets during the periods. The following table presents our OREO balances for the period indicated:

	Fiscal year ended September 30,
	2017	2016	2015
	(dollars in thousands)
Beginning balance	$10,282	$15,892	$49,580
Additions to OREO	7,786	4,481	7,636
Valuation adjustments and other	(1,630)	(2,400)	(7,408)
Sales	(7,453)	(7,691)	(33,916)
Ending balance	$8,985	$10,282	$15,892
Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated:

	September 30,
	2017	2016	2015
	(dollars in thousands)
U.S. Treasury securities	$228,039	$227,007	$250,986
U.S. Agency securities	—	—	74,412
Mortgage-backed securities:
Government National Mortgage Association	511,457	664,529	842,460
Federal National Mortgage Association	339,394	210,933	46,449
Small Business Assistance Program	224,005	142,921	101,415
States and political subdivision securities	73,041	55,525	1,849
Corporate debt securities	—	4,998	4,996
Other	1,006	1,006	1,006
Total	$1,376,942	$1,306,919	$1,323,573

We have historically invested excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. Since September 30, 2016, the fair value of the portfolio has increased by $52.1 million, or 4.0%.
The following tables present the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield ("WA yield") for each investment category for each maturity period at September 30, 2017. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The WA yield on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	September 30, 2017
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
U.S. Treasury securities	$84,870	1.39%	$143,169	1.66%	$—	—%	$—	—%	$—	—%	$—	—%	$228,039	1.56%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,074,856	2.02%	—	—%	1,074,856	2.02%
States and political subdivision securities	6,665	1.30%	49,948	1.46%	16,306	1.88%	122	5.00%	—	—%	—	—%	73,041	1.55%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$91,535	1.38%	$193,117	1.61%	16,306	1.88%	$122	5.00%	$1,074,856	2.02%	$1,006	—%	$1,376,942	1.92%
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
The following table presents the dollar amount of nonaccrual loans, OREO, restructured performing loans and accruing loans over 90 days past due, at the end of the dates indicated. Loans covered by FDIC loss-sharing agreements are generally pooled with other similar loans and are accreting purchase discount into income each period. Subject to compliance with the applicable loss-sharing agreement, we are indemnified by the FDIC at a rate of 80% for any future credit losses on loans covered by a FDIC loss-sharing agreement through June 4, 2020 for single-family real estate loans. Our loss-sharing agreement for commercial loans expired June 4, 2015.

	September 30,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Nonaccrual loans [1]
Commercial real estate
Loans covered by FDIC loss-sharing agreements	$—	$—	$—	$21,995	$31,151
Loans not covered by FDIC loss-sharing agreements	14,912	20,624	16,870	20,767	57,652
Total	14,912	20,624	16,870	42,762	88,803
Agriculture [3]	100,504	68,526	24,569	11,453	8,236
Commercial non-real estate
Loans covered by FDIC loss-sharing agreements	—	—	—	2,126	2,947
Loans not covered by FDIC loss-sharing agreements	13,674	27,307	14,287	4,908	6,641
Total	13,674	27,307	14,287	7,034	9,588
Residential real estate
Loans covered by FDIC loss-sharing agreements	4,893	4,095	5,317	10,839	13,401
Loans not covered by FDIC loss-sharing agreements	4,206	5,599	7,124	6,671	8,746
Total	9,099	9,694	12,441	17,510	22,147
Consumer [3]	123	244	122	146	226
Other lending [3]	—	—	—	—	—
Total nonaccrual loans covered by FDIC loss-sharing agreements	4,893	4,095	5,317	34,960	47,499
Total nonaccrual loans not covered by FDIC loss-sharing agreements	133,419	122,300	62,972	43,945	81,501
Total nonaccrual loans	138,312	126,395	68,289	78,905	129,000
OREO	8,985	10,282	15,892	49,580	57,422
Total nonperforming assets	147,297	136,677	84,181	128,485	186,422
Restructured performing loans	32,490	46,568	60,371	36,837	39,130
Total nonperforming and restructured assets	$179,787	$183,245	$144,552	$165,322	$225,552

Accruing loans 90 days or more past due	$1,859	$1,991	$58	$28	$227
Nonperforming restructured loans included in total nonaccrual loans	$71,334	$36,778	$13,966	$20,415	$63,140

Percent of total assets
Nonaccrual loans [1]
Loans not covered by FDIC loss-sharing agreements	1.14%	1.06%	0.64%	0.47%	0.89%
Total	1.18%	1.10%	0.70%	0.84%	1.41%
OREO	0.08%	0.09%	0.16%	0.53%	0.63%
Nonperforming assets [2]	1.26%	1.19%	0.86%	1.37%	2.04%
Nonperforming and restructured assets [2]	1.54%	1.59%	1.48%	1.76%	2.47%

[1] Includes nonperforming restructured loans
[2] Includes nonaccrual loans, which includes nonperforming restructured loans
[3] Loans not covered by FDIC loss-sharing agreements
At September 30, 2017, our nonperforming assets were 1.26% of total assets, compared to 1.19% at September 30, 2016. Total nonaccrual loans increased by $11.9 million, or 9.4% compared to September 30, 2016, which increased $58.1 million, or 85.1%, compared to September 30, 2015. The increase in nonaccrual loans in fiscal year 2017 was primarily driven by the deterioration of a small number of relationships in the agriculture portfolio that have been closely monitored for a number of quarters, partially offset by improvements in the commercial non-real estate and CRE portfolios. The increase in nonaccrual loans for fiscal year 2016 was primarily driven by the deterioration of a small number of lending relationships in the commercial non-real estate and agriculture portfolios.
We recognized approximately $0.8 million of interest income on loans that were on nonaccrual for the fiscal year ended 2017. Excluding loans covered by FDIC loss-sharing agreements, we had average nonaccrual loans (calculated as a two-point average) of $127.9 million outstanding during fiscal year 2017. Based on the average loan portfolio yield for these loans for the current fiscal year, we estimate that interest income would have been $6.1 million higher during the period had these loans been accruing.

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
The table below outlines total TDRs, split between accruing and nonaccruing loans, at each of the dates indicated:

	Fiscal year ended September 30,
	2017	2016	2015
	(dollars in thousands)
Commercial real estate
Performing TDRs	$1,121	$18,250	$30,917
Nonperforming TDRs	5,351	2,356	4,725
Total	6,472	20,606	35,642
Agriculture
Performing TDRs	22,678	19,823	20,041
Nonperforming TDRs	59,633	28,688	6,857
Total	82,311	48,511	26,898
Commercial non-real estate
Performing TDRs	8,369	8,102	8,928
Nonperforming TDRs	5,641	4,789	833
Total	14,010	12,891	9,761
Residential real estate
Performing TDRs	311	370	452
Nonperforming TDRs	688	937	1,547
Total	999	1,307	1,999
Consumer
Performing TDRs	11	23	33
Nonperforming TDRs	21	8	4
Total	32	31	37

Total performing TDRs	32,490	46,568	60,371
Total nonperforming TDRs	71,334	36,778	13,966

Total TDRs	$103,824	$83,346	$74,337
As of September 30, 2017, total TDRs increased $20.5 million, or 24.6%, compared to September 30, 2016, which increased $9.0 million, or 12.1%, compared to September 30, 2015. Both performing and nonperforming TDRs increased as of September 30, 2017 mainly due to a handful of additional TDRs in the agriculture portfolio compared to the prior period.
We entered into loss-sharing agreements with the FDIC related to certain assets (loans and OREO) acquired from TierOne Bank on June 4, 2010. We are generally indemnified by the FDIC at a rate of 80% for any future credit losses through June 4, 2020 for single-family real estate loans and OREO. Our commercial loss-sharing agreement with the FDIC has expired.

The table below presents nonaccrual loans, TDRs, and OREO covered by the remaining loss-sharing agreement; a rollforward of the allowance for loan and lease losses for loans covered by the remaining loss-sharing agreement; a rollforward of allowance for loan and lease losses for only ASC 310-30 loans covered by the remaining loss-sharing agreement; and a rollforward of OREO covered by the remaining loss-sharing agreement at and for the periods presented.

	At and for the fiscal year ended September 30,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Assets covered by FDIC loss-sharing agreements
Nonaccrual loans [1]	$4,893	$4,095	$5,317	$34,960	$47,499
TDRs	191	255	425	5,293	6,145
OREO	—	106	61	10,628	24,412
Allowance for loan and lease losses, loans covered by FDIC loss-sharing agreements
Balance at beginning of year	$907	$1,625	$5,108	$7,246	$14,470
Additional impairment recorded	196	—	782	3,122	2,509
Recoupment of previously-recorded impairment	(892)	(677)	(1,701)	(4,482)	(5,095)
Charge-offs	(15)	(41)	—	(778)	(4,638)
Recoveries	—	—	—	—	—
Expiration of loss-sharing agreement	—	—	(2,564)	—	—
Balance at end of year	$196	$907	$1,625	$5,108	$7,246

OREO covered by FDIC loss-sharing agreement
Balance at beginning of year	$106	$61	$10,628	$24,412	$44,332
Additions to OREO	14	182	1,666	1,785	6,100
Valuation adjustments and other	—	(15)	(2,034)	(3,750)	(3,754)
Sales	(120)	(122)	(7,031)	(11,819)	(22,266)
Expiration of loss-sharing agreement	—	—	(3,168)	—	—
Balance at end of year	$—	$106	$61	$10,628	$24,412

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
Our allowance for loan and lease losses consists of two components. For non-impaired loans, we calculate a weighted average loss ratio of 12-, 36- and 60-month historical realized losses by collateral type; adjust as necessary for our interpretation of current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio and/or significant policy and underwriting changes not entirely covered by the calculated historical loss rates; and apply the loss rates to outstanding loan balances in each collateral category. We calculate the weighted average ratio of 12-, 36- and 60-month historical realized losses for each collateral type by dividing the average net annual charge-offs by the average outstanding loans of such type subject to the calculation for each of the 12-, 36- and 60-month periods, then averaging those three results. For impaired loans, we estimate our exposure for each individual relationship, given the current payment status of the loan and the value of the underlying collateral as supported by third party appraisals, broker’s price opinions, and/or the borrower’s financial statements and internal valuation assessments, each adjusted for liquidation costs. Any shortfall between the liquidation value of the underlying collateral and the recorded investment value of the loan is considered the required specific reserve amount. Actual losses in any period may exceed allowance amounts. We evaluate and adjust our allowance for loan and lease losses, and the allocation of the allowance between loan categories, each month.
The following table presents an analysis of our allowance for loan and lease losses, including provisions for loan and lease losses, charge-offs and recoveries, for the periods indicated:

	At and for the fiscal year ended September 30,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of year	$64,642	$57,200	$47,518	$55,864	$71,878
Provision charged to expense	22,210	18,011	19,718	4,456	13,650
Impairment of ASC 310-30 loans	(671)	(1,056)	(677)	(3,772)	(2,076)
Charge-offs:
Commercial real estate	(2,043)	(3,625)	(1,971)	(3,199)	(19,648)
Agriculture	(7,853)	(4,294)	(606)	(2,429)	(4,069)
Commercial non-real estate	(12,576)	(2,629)	(11,153)	(5,380)	(3,636)
Residential real estate	(809)	(1,157)	(238)	(631)	(1,766)
Consumer	(196)	(206)	(129)	(211)	(244)
Other lending	(2,403)	(2,255)	(1,617)	(1,893)	(1,851)
Total charge-offs	(25,880)	(14,166)	(15,714)	(13,743)	(31,214)

Recoveries:
Commercial real estate	485	719	1,339	1,470	689
Agriculture	415	556	131	58	22
Commercial non-real estate	652	1,429	3,407	1,439	1,206
Residential real estate	507	495	231	233	279
Consumer	102	149	104	156	396
Other lending	1,041	1,305	1,143	1,357	1,034
Total recoveries	3,202	4,653	6,355	4,713	3,626
Net loan (charge-offs)	(22,678)	(9,513)	(9,359)	(9,030)	(27,588)

Balance at end of year	$63,503	$64,642	$57,200	$47,518	$55,864

Average total loans for the year [1]	$8,695,672	$7,850,282	$7,019,151	$6,506,525	$6,223,009

Total loans at year end [1]	$8,968,553	$8,682,644	$7,325,198	$6,787,467	$6,362,673
Ratios
Net charge-offs to average total loans [1]	0.26%	0.12%	0.13%	0.14%	0.44%
Allowance for loan and lease losses to:
Total loans	0.71%	0.74%	0.78%	0.70%	0.88%
Nonaccruing loans [2]	47.60%	52.86%	90.83%	108.13%	68.54%

[1] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
[2] Nonaccruing loans excludes loans covered by FDIC loss-sharing agreements.
In the fiscal year 2017, we recorded net charge-offs of $22.7 million, representing 0.26% of average total loans, a 14 basis point increase compared to 0.12% of average total loans for fiscal year 2016. The higher level of net charge-offs recognized during fiscal year 2017 were concentrated in the commercial non-real estate and agriculture segments of the loan portfolio.
At September 30, 2017, the allowance for loan and lease losses was 0.71% of our total loan portfolio, a 3 basis point decrease compared with 0.74% at September 30, 2016. The balance of the ALLL decreased from $64.6 million to $63.5 million over the same period. The higher level of net charge-offs recognized in fiscal year 2017 was the primary driver of the reduction in ALLL as the majority of charge-offs related to loans for which a specific ALLL had been previously recorded.

Net loan charge-offs decreased from fiscal year 2013 to 2014 and remained relatively flat for 2015 to 2016 when compared to fiscal year 2014. We believe this trend is reflective of our focus on managing our exposure to non-owner-occupied commercial real estate and construction and development loans, which we believe are relatively riskier than owner-occupied CRE loans, and indicates that the majority of our most problematic commercial real estate loans have been worked out of our portfolio.
Additionally, a portion of our loans which are carried at fair value, totaling $1.02 billion and $1.13 billion at September 30, 2017 and 2016, respectively, have no associated allowance for loan and lease losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for loan and lease losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $8.3 million and $7.4 million at September 30, 2017 and 2016, respectively, translating to an additional 0.09% of total loans at September 30, 2017 and 2016. Finally, the total purchase discount remaining on all acquired loans equates to 0.32% and 0.46% of total loans at September 30, 2017 and 2016, respectively.
The following tables present management’s historical allocation of the allowance for loan and lease losses by loan category, in both dollars and percentage of our total allowance for loan and lease losses, to specific loans in those categories at the dates indicated:

	September 30,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial real estate	$16,941	$17,946	$18,014	$16,884	$22,562
Agriculture	25,757	25,115	13,952	10,655	9,296
Commercial non-real estate	14,114	12,990	15,996	10,550	11,222
Residential real estate	5,347	7,106	8,025	8,342	11,779
Consumer	329	438	348	264	312
Other lending	1,015	1,047	865	823	693
Total	$63,503	$64,642	$57,200	$47,518	$55,864

	September 30,
	2017	2016	2015	2014	2013
Allocation of allowance for loan and lease losses:
Commercial real estate	26.7%	27.8%	31.5%	35.5%	40.4%
Agriculture	40.6%	38.9%	24.4%	22.4%	16.6%
Commercial non-real estate	22.2%	20.1%	28.0%	22.2%	20.1%
Residential real estate	8.4%	11.0%	14.0%	17.6%	21.1%
Consumer	0.5%	0.6%	0.6%	0.6%	0.6%
Other lending	1.6%	1.6%	1.5%	1.7%	1.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.5 million at September 30, 2017 and September 30, 2016 and is recorded in accrued expenses and other liabilities in the consolidated balance sheet.

Deposits
We obtain funds from depositors by offering consumer and business demand deposit accounts, money market accounts, NOW accounts, savings accounts and term time deposits. At September 30, 2017 and September 30, 2016, our total deposits were $8.98 billion and $8.60 billion, respectively, representing an increase of 4.3%, which was primarily spread across commercial deposit accounts. Our accounts are federally insured by the FDIC up to the legal maximum. We have significantly shifted the composition of our deposit portfolio away from time deposits toward demand, NOW, money market and savings accounts in recent years.
The following table presents the balances and weighted average cost of our deposit portfolio at the following dates:

	September 30,
	2017		2016		2015
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Non-interest-bearing demand	$1,856,126	—%	$1,880,512	—%	$1,368,453	—%
NOW accounts, money market and savings	5,847,432	0.55%	5,343,183	0.36%	4,638,446	0.27%
Time certificates, $250,000 or more	273,365	1.16%	265,904	0.99%	217,016	0.89%
Other time certificates	1,000,690	0.78%	1,115,191	0.65%	1,163,150	0.68%
Total	$8,977,613	0.48%	$8,604,790	0.34%	$7,387,065	0.30%
At September 30, 2017 and 2016, the Company had $725.4 million and $641.4 million, respectively, in brokered deposits.
Municipal public deposits constituted $843.5 million and $874.5 million of our deposit portfolio at September 30, 2017, and September 30, 2016, respectively, of which $533.3 million and $492.7 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 8.5% and 7.9% of our total deposits at September 30, 2017 and September 30, 2016, respectively.
The following table presents deposits by region:

	September 30,
	2017	2016	2015
	(dollars in thousands)
South Dakota	$2,231,857	$2,258,707	$1,529,483
Arizona / Colorado	1,530,668	1,331,127	1,141,950
Iowa / Kansas / Missouri	2,561,315	2,531,781	2,305,489
Nebraska	2,521,631	2,297,599	2,334,172
North Dakota / Minnesota	51,527	101,421	—
Corporate and other	80,615	84,155	75,971
Total deposits	$8,977,613	$8,604,790	$7,387,065

We fund a portion of our assets with time deposits that have balances of $250,000 or more and that have maturities generally in excess of six months. At September 30, 2017 and September 30, 2016, our time deposits of $250,000 or more totaled $273.4 million and $265.9 million, respectively. The following table presents the maturities of our time deposits of $250,000 or more and less than $250,000 in size at September 30, 2017:

	September 30, 2017
	Greater than or equal to $250,000	Less than $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$53,483	$196,889
Over three through six months	45,333	152,919
Over six through twelve months	60,688	258,714
Over twelve months	113,861	392,168
Total	$273,365	$1,000,690
Percent of total deposits	3.0%	11.1%
At September 30, 2017 and September 30, 2016, the average remaining maturity of all time deposits was approximately 14 months. The average time deposit amount per account was approximately $27,870 and $27,237 at September 30, 2017 and September 30, 2016, respectively.
Derivatives
In 2017 we began a new program of selling interest swaps directly to customers. As of September 30, 2017 we have originated 4 swaps with a notional value of $36.1 million. These interest rate swaps sales are used to enable customers to achieve a long-term fixed rate by selling the customer a long-term variable rate loan indexed to LIBOR plus a credit spread whereby the Bank enters into an interest rate swap with our customer where the customer pays a fixed rate of interest set at the time of origination on the interest rate swap and then the customer receives a floating rate equal to the rate paid on the loan, thus resulting in a fixed rate of interest over the life of the interest rate swap. We then enter into a mirrored interest rate swap with a swap dealer where we pay and receive the same fixed and floating rate as we pay and receive from the interest rate swap we have with our customer. As the interest paid and received by us on the two swaps net to zero, we are left with the variable rate of the long-term loan.
Prior to 2017 we entered into fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) with certain of our commercial and agribusiness banking customers to assist them in facilitating their risk management strategies. We mitigated our interest rate risk associated with certain of these loans by entering into equal and offsetting fixed-to-floating interest rate swap agreements for these loans with swap counterparties. We elected to account for the loans at fair value under ASC 825 Fair Value Option. Changes in the fair value of these loans are recorded in earnings as a component of noninterest income in the relevant period. The related interest rate swaps are recognized as either assets or liabilities in our financial statements and any gains or losses on these swaps, both realized and unrealized, are recorded in earnings as a component of noninterest income. The economic hedges are fully effective from an interest rate risk perspective, as gains and losses on our swaps are directly offset by changes in fair value of the hedged loans (i.e., swap interest rate risk adjustments are directly offset by associated loan interest rate risk adjustments). Consequently, any changes in noninterest income associated with changes in fair value resulting from interest rate movement, as opposed to changes in credit quality, on the loans are directly offset by equal and opposite unrealized charges to or reductions in noninterest income for the related interest rate swap. Any changes in the fair value of the loans related to credit quality and the current realized gain (loss) on derivatives are not offsetting amounts within noninterest income. To ensure the correlation of movements in fair value between the interest rate swap and the related loan, we pass on all economic costs associated with our hedging activity resulting from loan customer prepayments (partial or full) to the customer.

Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted:

	At and for the fiscal year ended September 30,
	2017	2016	2015
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$132,636	$138,744	$182,399
FHLB advances	587,200	231,000	—
Total short-term borrowings	$719,836	$369,744	$182,399

Maximum amount outstanding at any month-end during the year	$719,836	$549,227	$229,429
Average amount outstanding during the year	$352,395	$272,344	$182,202
Weighted average rate for the year	0.70%	0.37%	0.38%
Weighted average rate as of date indicated	1.24%	0.46%	0.25%
We have a $10.0 million revolving line of credit, which expires July 28, 2018, at an interest rate of one month LIBOR plus 200 basis points. At September 30, 2017, we did not have any advances on the line of credit.
Other Borrowings
We have outstanding $75.9 million and $80.9 million, respectively, of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of September 30, 2017 and September 30, 2016, respectively. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital. In the first quarter of fiscal year 2017, we redeemed 5,000 shares of HF Capital Trust V Debentures under the First Supplemental Indenture dated May 13, 2016.
In 2015, we issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at September 30, 2017, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, commencing on February 15, 2016 until August 15, 2020. During the fiscal year 2017, we incurred $4.5 million in interest expense on all outstanding subordinated debentures and notes compared to $3.7 million in fiscal year 2016, which related to the increase in subordinated debt acquired in the HF Financial acquisition.

Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at September 30, 2017. Customer deposit obligations categorized as “not determined” include noninterest-bearing demand accounts, NOW accounts, money market and savings accounts with no stated maturity date.

	September 30, 2017
	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$741,831	$273,140	$231,129	$1,761	$7,729,752	$8,977,613
Securities sold under agreement to repurchase	132,636	—	—	—	—	132,636
FHLB advances and other borrowings	543,200	75,000	—	25,000	—	643,200
Subordinated notes payable	—	—	—	75,920	—	75,920
Subordinated debentures	—	—	—	35,000	—	35,000
Operating leases, net of sublease income	5,157	4,523	8,757	6,629	—	25,066
Accrued interest payable	4,405	—	—	—	—	4,405
Interest on FHLB advances	1,434	915	2,745	763	—	5,857
Interest on subordinated notes payable	2,683	2,683	8,049	32,616	—	46,031
Interest on subordinated debentures	1,706	1,706	5,119	4,905	—	13,436
Other Commitments:
Commitments to extend credit—non-credit card	$1,347,172	$233,226	$400,229	$328,611	$—	$2,309,238
Commitments to extend credit—credit card	206,415	—	—	—	—	206,415
Letters of credit	70,186	—	—	—	—	70,186
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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated:

	September 30,
	2017	2016	2015
	(dollars in thousands)
Commitments to extend credit	$2,515,653	$2,158,041	$2,156,243
Letters of credit	70,186	61,802	52,571
Total	$2,585,839	$2,219,843	$2,208,814

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
Our liquidity risk is managed through a comprehensive framework of policies and limits overseen by our bank’s asset and liability committee. We continuously monitor and make adjustments to our liquidity position by adjusting the balance between sources and uses of funds as we deem appropriate. Our primary measures of liquidity include monthly cash flow analyses under ordinary business activities and conditions and under situations simulating a severe run on our bank. We also monitor our bank’s deposit to loan ratio to ensure high quality funding is available to support our strategic lending growth objectives, and have internal management targets for the FDIC’s liquidity ratio, net short-term non-core funding dependence ratio and non-core liabilities to total assets ratio. The results of these measures and analyses are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. We also acquire brokered deposits when the cost of funds is advantageous to other funding sources.
Great Western Bancorp, Inc. Our primary source of liquidity is cash obtained from dividends by our bank. We primarily use our cash for the payment of dividends, when and if declared by our Board of Directors and the payment of interest on our outstanding junior subordinated debentures. We also use cash, as necessary, to satisfy the needs of our bank through equity contributions and for acquisitions. At September 30, 2017, we had $15.0 million of cash. During the first quarter of fiscal year 2018, we declared and paid a dividend of $0.20 per common share. The outstanding amounts under our revolving line of credit with a large retail bank and our private placement subordinated capital notes together totaled $35.0 million at September 30, 2017. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities.
Great Western Bank. Our bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At September 30, 2017, our bank had cash of $360.4 million and $1.37 billion of highly-liquid securities held in our investment portfolio, of which $951.4 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our bank had $643.2 million in FHLB borrowings at September 30, 2017, with additional available lines of $1.55 billion. Our bank also had an additional borrowing capacity of $1.89 billion with the Federal Reserve Board Discount Window ("FRB Discount Window"). Our bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At September 30, 2017, we had a total of $2.59 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our bank’s reasonably foreseeable short-term and intermediate-term demands.

Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our bank are based on the Basel III framework, as implemented by the federal bank regulators. The following table presents our regulatory capital ratios at September 30, 2017 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	September 30, 2017
	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,101,899	11.4%	6.0%	8.0%
Total capital	1,200,885	12.5%	8.0%	10.0%
Tier 1 leverage	1,101,899	10.3%	4.0%	5.0%
Common equity Tier 1	1,028,389	10.7%	5.75%	6.5%
Risk-weighted assets	$9,635,155

Great Western Bank
Tier 1 capital	$1,112,466	11.6%	6.0%	8.0%
Total capital	1,176,451	12.2%	8.0%	10.0%
Tier 1 leverage	1,112,466	10.4%	4.0%	5.0%
Common equity Tier 1	1,112,466	11.6%	5.75%	6.5%
Risk-weighted assets	$9,632,195
At September 30, 2017 and September 30, 2016, our Tier 1 capital included an aggregate of $73.5 million and $77.2 million, respectively, of trust preferred securities issued by our subsidiaries. At September 30, 2017, our Tier 2 capital included $63.5 million of the allowance for loan and lease losses and $35.0 million of subordinated capital notes. At September 30, 2016, our Tier 2 capital included $64.6 million of the allowance for loan and lease losses and $35.0 million of subordinated capital notes. Our total risk-weighted assets were $9.64 billion at September 30, 2017.
Non-GAAP Financial Measures
We rely on certain non-GAAP measures in making financial and operational decisions about our business. We believe that each of the non-GAAP measures presented is helpful in highlighting trends in our business, financial condition and results of operations which might not otherwise be apparent when relying solely on our financial results calculated in accordance with U.S. generally accepted accounting principles, or GAAP. We disclose net interest income and related ratios and analysis on a taxable-equivalent basis, which may also be considered non-GAAP financial measures. We believe this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison of net interest income arising from taxable and tax-exempt sources. In addition, certain performance measures, including the efficiency ratio and net interest margin utilize net interest income on a taxable-equivalent basis.
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
For reconciliations for each of these non-GAAP financial measures to the closest GAAP financial measures, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations" and "Item 6. Selected Financial Data—Non-GAAP Quarterly Financial Measures Reconciliations”. Each of the non-GAAP measures presented should be considered in context with our GAAP financial results included in this Annual Report on Form 10-K.
Impact of Inflation and Changing Prices
Our financial statements included in this Annual Report on Form 10-K have been prepared in accordance with GAAP, which requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession generally are not considered. The primary effect of inflation on our operations is reflected in increased operating costs. In our management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.
Recent Accounting Pronouncements
See "Note 1- Nature of Operations and Summary of Significant Accounting Policies" in the accompanying "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K for a discussion of new accounting pronouncements and their expected impact on our financial statements.
Critical Accounting Policies and the Impact of Accounting Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Our accounting policies are more fully described in Note 1 of the consolidated financial statements. Certain accounting policies require our management to use significant judgment and estimates, which can have a material impact on the carrying amount of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.
We have identified the following accounting policies as critical: the allowance for loan and lease losses, valuation of assets acquired and liabilities assumed in business combinations, goodwill impairment, core deposits and other intangibles, derivatives, and income taxes. We have reviewed these critical accounting estimates and related disclosures with our Audit Committee.

Allowance for Loan and Lease Losses
Description. We maintain an allowance for loan and lease losses at a level management believes is appropriate based on ongoing evaluation of the probable estimated losses inherent in the loan portfolio driven primarily by monitoring changes in loan risk grades, delinquencies, and other credit risk indicators, which is inherently subjective. A well-documented methodology has been developed and is applied to ensure consistency across our markets. We also have a formalized independent loan review program to evaluate loan administration, credit quality, and compliance with corporate loan standards. This program includes periodic, regular reviews of problem loan reports, delinquencies and charge-offs.
The allowance for loan and lease losses consists of reserves for probable losses that have been identified related to specific borrowing relationships that are individually evaluated for impairment (“specific reserve”), as well as probable losses inherent in our loan portfolio that are not specifically identified (“collective reserve”). Changes to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in the consolidated statements of income. Loans deemed to be uncollectible are charged off against the allowance for loan and lease losses. Recoveries of amounts previously charged-off are credited to the allowance for loan and lease losses.
The specific reserve relates to impaired loans. A loan is impaired when, based on current information and events, it is probable we will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. Specific reserves are determined on a loan-by-loan basis based on management’s best estimate of our exposure, given the current payment status of the loan, the present value of expected payments, and the value of any underlying collateral. If the impaired loan is identified as collateral dependent, then the fair value of the collateral method of measuring the amount of the impairment is utilized. This method requires obtaining an independent appraisal of the collateral and reducing the appraised value by applying a discount factor to the appraised value, if necessary, and including costs to sell.
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
Judgments and Uncertainties. Management makes a range of assumptions to determine what is believed to be the appropriate level of allowance for loan and lease losses. Specific reserves for impaired loans rely on a present value of expected payments or the value of underlying collateral generally based on independent appraisals. Collective reserves rely on historical loss experience based on the portfolio mix, qualitative factors such as current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and/or significant policy and underwriting changes. All of these estimates are susceptible to significant change.
Effect if Actual Results Differ From Assumptions. The allowance represents our best estimate of estimated losses in the loan portfolio, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on our financial position and results of operations.
Valuation of Assets Acquired and Liabilities Assumed in Business Combinations
Description. We account for business combinations in accordance with ASC 805, Business Combinations. We recognize assets acquired and liabilities assumed in acquisitions at their fair values as of the acquisition date, with the acquisition-related transaction and restructuring costs expensed in the period incurred. Determining the fair value of assets acquired and liabilities assumed often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses and may include estimates of attrition, inflation, asset growth rates, discount rates, multiples of earnings or other relevant factors. In addition, fair values are subject to refinement for up to a year after the closing date of an acquisition. Adjustments recorded to the acquired assets and liabilities are applied prospectively.
Judgments and Uncertainties. Fair values are based on estimates using management's assumptions using future growth rates, future attrition of the customer base, discount rates, multiples of earnings or other relevant factors.

Effect if Actual Results Differ From Assumptions. Any change in the acquisition date fair value of assets acquired and liabilities assumed may materially affect our financial position, results of operations and liquidity.
Goodwill Impairment
Description. Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under ASC Topic 350 Goodwill and Other Intangible Assets, goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill, and any subsequent increases in goodwill must not be recognized in the consolidated financial statements.
Judgments and Uncertainties. The determination of fair values is based on a quantitative analysis using management's assumptions of future growth rates, future attrition of the customer base, discount rates, multiples of earnings and other relevant factors.
Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying value of goodwill and could result in an impairment loss affecting our consolidated financial statements as a whole.
Core Deposits and Other Intangibles
Description. Intangible assets are non-physical assets generally recognized as part of an acquisition, where the acquirer is allowed to assign some portion of the purchase price to acquired intangible assets having a useful life of greater than one year. These assets often involve estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques. Our intangible assets include core deposits, brand intangibles, customer relationships, and other intangibles. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. Under ASC Topic 350 Goodwill and Other Intangible Assets, intangible assets are evaluated for impairment if indicators of impairment are identified.
Judgments and Uncertainties. The determination of fair values is based on a quantitative analysis using management's assumptions of future growth rates, future attrition of the customer base, discount rates and other relevant factors.
Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying value of core deposits and other intangibles and could result in an impairment loss affecting our consolidated financial statements as a whole.
Derivatives
Description. We maintain an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. We enter into interest rate swap contracts to offset the interest rate risk associated with borrowers who lock in long-term fixed rates (greater than or equal to 5 years to maturity) through a fixed rate loan. Generally, under these swaps, we agree with various swap counterparties to exchange the difference between fixed-rate and floating-rate interest amounts based upon notional principal amounts. These contracts do not qualify for hedge accounting. These interest rate derivative instruments are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value, with changes in fair value reported in net realized and unrealized gain (loss) on derivatives. Since each fixed rate loan is paired with an offsetting derivative contract, the impact to net income is minimized. We also have back to back swaps with customers where we enter into an interest rate swap with loan customers to provide a facility to mitigate the interest rate risk associated with offering a fixed rate and simultaneously enters into a swap with an outside third party that is matched in exact offsetting terms. The back to back swaps are recorded at fair value and recognized as assets and liabilities, depending on the rights or obligations under the contract, in fair value of derivatives on the consolidated balance sheet, with changes in fair value reported in net realized and unrealized gain (loss) on derivatives.

In 2017 we began a new program of selling interest swaps directly to customers. These interest rate swaps sales are used to enable customers to achieve a long-term fixed rate by selling the customer a long-term variable rate loan indexed to LIBOR plus a credit spread whereby the Bank enters into an interest rate swap with our customer where the customer pays a fixed rate of interest set at the time of origination on the interest rate swap and then the customer receives a floating rate equal to the rate paid on the loan, thus resulting in a fixed rate of interest over the life of the interest rate swap. We minimize the market and liquidity risks of the swaps entered into with the customer by entering into an offsetting position with a swap dealer.

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
Judgments and Uncertainties. Our exposure to derivative credit risk is defined as the possibility of sustaining a loss due to the failure of the counterparty to perform in accordance with the terms of the contract. Credit risks associated with interest rate swaps are similar to those relating to traditional on-balance sheet financial instruments. We manage interest rate swap credit risk with the same standards and procedures applied to our commercial lending activities.
Effect if Actual Results Differ From Assumptions. As with any financial instrument, derivative financial instruments have inherent risk including adverse changes in interest rates. We have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well/adequately capitalized institution, then the counterparty has the right to terminate the derivative positions and we would be required to settle our obligations under the agreements.
Income Taxes
Description. We are subject to the income tax laws of the U.S., its states, and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly, and as new information becomes available, the balances are adjusted as appropriate. We follow ASC Topic 740, Income Taxes, which prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax position to be recognized in the consolidated financial statements. Further discussion is provided in "Note 19. Income Taxes" in the consolidated financial statements.
Judgments and Uncertainties. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.
Effect if Actual Results Differ From Assumptions. Although we believe the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.

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
We rely on interest rate swaps to hedge our interest rate exposure on CRE, agricultural and commercial non-real estate loans with fixed interest rates of more than 5 years, such as our tailored business loans. As of September 30, 2017, we had a notional amount of $1.01 billion of interest rate swaps outstanding. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.
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

Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of September 30, 2017 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Year Ended September 30, 2017
Change in Market Interest Rates as of September 30, 2017	Year Ending September 30, 2018	Year Ending September 30, 2019
Immediate Shifts
+400 basis points	9.98%	16.70%
+300 basis points	7.51%	12.60%
+200 basis points	5.03%	8.46%
+100 basis points	2.53%	4.26%
-100 basis points	(4.90)%	(7.32)%

Gradual Shifts
+400 basis points	2.02%
+300 basis points	1.54%
+200 basis points	1.05%
+100 basis points	0.55%
-100 basis points	(1.91)%
We primarily use interest rate swaps to ensure that long-term fixed-rate loans are effectively re-priced as short-term rates change, which we believe would allow us to achieve these results.  The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, our net interest income might vary significantly. Non-parallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads would also cause our net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term liabilities re-price faster than expected or faster than our assets re-price. Actual results could differ from those projected if we grow assets and liabilities faster or slower than estimated, if we experience a net outflow of deposit liabilities or if our mix of assets and liabilities otherwise changes. Actual results could also differ from those projected if we experience substantially different repayment speeds in our loan portfolio than those assumed in the simulation model. Finally, these simulation results do not contemplate all the actions that we may undertake in response to potential or actual changes in interest rates, such as changes to our loan, investment, deposit, funding or hedging strategies.
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
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Great Western Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Great Western Bancorp, Inc. (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Western Bancorp, Inc. at September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Great Western Bancorp, Inc.'s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
November 28, 2017

GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	September 30,	September 30,
	2017	2016
Assets
Cash and due from banks	$170,657	$142,152
Interest bearing bank deposits	189,739	382,459
Cash and cash equivalents	360,396	524,611
Securities available for sale	1,367,960	1,315,860
Loans, net of unearned discounts and deferred fees, including $57,537 and $73,272 of loans covered by FDIC loss share agreements at September 30, 2017 and 2016, respectively, and $1,016,576 and $1,131,111 of loans and written loan commitments at fair value under the fair value option at September 30, 2017 and 2016, respectively, and $7,456 and $12,918 of loans held for sale at September 30, 2017 and 2016, respectively	8,968,553	8,682,644
Allowance for loan and lease losses	(63,503)	(64,642)
Net loans	8,905,050	8,618,002
Premises and equipment, including $5,147 and $8,112 of property held for sale at September 30, 2017 and September 30, 2016, respectively	112,209	118,506
Accrued interest receivable	53,176	49,531
Other repossessed property, including $0 and $106 of property covered by FDIC loss share agreements at September 30, 2017 and 2016, respectively	8,985	10,282
FDIC indemnification asset	5,704	10,777
Goodwill	739,023	739,023
Core deposits and other intangibles	9,374	11,732
Loan servicing rights	4,074	5,781
Cash surrender value of life insurance policies	29,619	29,166
Net deferred tax assets	42,400	38,346
Other assets	52,041	59,563
Total assets	$11,690,011	$11,531,180
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$1,856,126	$1,880,512
Interest-bearing	7,121,487	6,724,278
Total deposits	8,977,613	8,604,790
Securities sold under agreements to repurchase	132,636	141,688
FHLB advances and other borrowings	643,214	871,037
Subordinated debentures and subordinated notes payable	108,302	111,873
Fair value of derivatives	17,107	81,515
Accrued interest payable	4,405	4,074
Accrued expenses and other liabilities	51,734	52,812
Total liabilities	9,935,011	9,867,789
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 58,834,066 shares issued and outstanding at September 30, 2017 and 58,693,304 shares issued and outstanding at September 30, 2016	588	587
Additional paid-in capital	1,314,039	1,312,347
Retained earnings	445,747	344,923
Accumulated other comprehensive (loss) income	(5,374)	5,534
Total stockholders’ equity	1,755,000	1,663,391
Total liabilities and stockholders’ equity	$11,690,011	$11,531,180
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Income
(Dollars in Thousands, Except Share and Per Share Data)

	Years Ended September 30,
	2017	2016	2015
Interest and dividend income
Loans	$414,434	$370,444	$338,458
Taxable securities	24,262	23,249	22,973
Nontaxable securities	978	230	51
Dividends on securities	1,071	1,201	1,247
Federal funds sold and other	922	574	652
Total interest and dividend income	441,667	395,698	363,381

Interest expense
Deposits	35,035	25,114	23,362
Securities sold under agreements to repurchase	384	519	563
FHLB advances and other borrowings	5,437	4,154	3,631
Related party notes payable	—	—	771
Subordinated debentures and subordinated notes payable	4,464	3,737	1,557
Total interest expense	45,320	33,524	29,884

Net interest income	396,347	362,174	333,497

Provision for loan and lease losses	21,539	16,955	19,041

Net interest income after provision for loan and lease losses	374,808	345,219	314,456

Noninterest income
Service charges and other fees	48,573	46,209	39,134
Wealth management fees	9,118	7,283	7,412
Mortgage banking income, net	7,928	7,261	6,694
Net gain on sale of securities	75	160	310
Net (decrease) increase in fair value of loans at fair value	(65,231)	26,314	36,742
Net realized and unrealized gain (loss) on derivatives	49,900	(48,658)	(62,088)
Other	5,699	3,968	5,686
Total noninterest income	56,062	42,537	33,890

Noninterest expense
Salaries and employee benefits	128,135	109,055	100,646
Data processing	24,514	21,719	19,531
Occupancy expenses	16,470	15,759	14,809
Professional fees	15,038	13,572	14,024
Communication expenses	3,774	3,721	4,455
Advertising	3,983	4,267	3,940
Equipment expense	3,347	3,795	3,905
Net loss recognized on repossessed property and other related expenses	1,749	1,263	5,382
Amortization of core deposits and other intangibles	2,358	3,264	7,110
Acquisition expenses	710	15,692	—
Other	16,565	15,533	12,992
Total noninterest expense	216,643	207,640	186,794
Income before income taxes	214,227	180,116	161,552
Provision for income taxes	69,441	58,863	52,487
Net income	$144,786	$121,253	$109,065

Basic earnings per common share
Weighted average shares outstanding	58,770,708	56,563,438	57,455,693
Basic earnings per share	$2.46	$2.14	$1.90

Diluted earnings per common share
Weighted average shares outstanding	59,029,382	56,729,350	57,500,878
Diluted earnings per share	$2.45	$2.14	$1.90

Dividends per share
Dividends paid	43,474	$31,419	$20,520
Dividends per share	$0.74	$0.56	$0.36
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Years Ended September 30,
	2017	2016	2015
Net income	$144,786	$121,253	$109,065
Other comprehensive income (loss), net of tax:
Securities available for sale:
Net unrealized holding (loss) gain arising during the year	(17,848)	5,347	13,979
Reclassification adjustment for net (gain) realized in net income	(75)	(160)	(310)
Income tax benefit (expense)	6,811	(1,971)	(5,194)
Net change in unrealized (losses) gains on securities available for sale	(11,112)	3,216	8,475

Defined benefit pension plan obligation:
Net unrealized holding gain arising during the year	329	—	—
Income tax (expense)	(125)	—	—
Net change in defined benefit pension plan obligation	204	—	—
Other comprehensive (loss) income, net of tax	(10,908)	3,216	8,475

Comprehensive income	$133,878	$124,469	$117,540
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Stockholders' Equity
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total
Balance, September 30, 2014		$579	$1,260,124	$166,544	$(6,157)	$1,421,090
Net income	$109,065	—	—	109,065	—	109,065
Other comprehensive income, net of tax	8,475	—	—	—	8,475	8,475
Comprehensive income	$117,540
Stock-based compensation, net of tax		—	1,236	—	—	1,236
Common stock repurchased		(27)	(59,973)	—	—	(60,000)
Cash dividends:
Common stock, $0.36 per share		—	—	(20,520)	—	(20,520)
Balance, September 30, 2015		$552	$1,201,387	$255,089	$2,318	$1,459,346
Net income	$121,253	—	—	121,253	—	121,253
Other comprehensive income, net of tax	3,216	—	—	—	3,216	3,216
Comprehensive income	$124,469
Stock-based compensation, net of tax		—	3,517	—	—	3,517
Common stock issued in business acquisition		35	107,443	—	—	107,478
Cash dividends:
Common stock, $0.56 per share		—	—	(31,419)	—	(31,419)
Balance, September 30, 2016		$587	$1,312,347	$344,923	$5,534	$1,663,391
Net income	$144,786	—	—	144,786	—	144,786
Other comprehensive loss, net of tax	(10,908)	—	—	—	(10,908)	(10,908)
Comprehensive income	$133,878
Cumulative effect adjustment (1)		—	751	(488)		263
Stock-based compensation, net of tax		2	6,545	—	—	6,547
Repurchase of common stock		(1)	(5,604)	—	—	(5,605)
Cash dividends:
Common stock, $0.74 per share		—	—	(43,474)	—	(43,474)
Balance, September 30, 2017		$588	$1,314,039	$445,747	$(5,374)	$1,755,000

(1) Cumulative effect adjustment related to adoption of ASU 2016-09
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended September 30,
	2017	2016	2015
Operating activities
Net income	$144,786	$121,253	$109,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,599	16,259	20,984
Amortization of FDIC indemnification asset	4,748	3,836	7,552
Net gain on sale of securities	(75)	(160)	(310)
Gain on redemption of subordinated debentures	(111)	—	—
Net gain on sale of loans	(9,635)	(8,053)	(6,694)
Net loss on FDIC indemnification asset	1,031	1,069	2,277
Net (gain) loss on sale of premises and equipment	(160)	1,974	(1,983)
Net loss from sale/writedowns of repossessed property	1,749	1,263	5,382
Provision for loan and lease losses	21,539	16,955	19,041
Provision for loan servicing rights loss	68	13	—
Stock-based compensation	6,810	3,517	1,236
Originations of residential real estate loans held-for-sale	(275,015)	(294,221)	(281,098)
Proceeds from sales of residential real estate loans held-for-sale	290,111	299,223	288,306
Net deferred income taxes	2,631	(1,563)	7,040
Changes in:
Accrued interest receivable	(3,645)	(1,337)	(1,468)
Other assets	(2,405)	4,703	(1,814)
FDIC clawback liability	1,349	1,061	917
Accrued interest payable and other liabilities	(65,866)	19,017	30,330
Net cash provided by operating activities	131,509	184,809	198,763
Investing activities
Purchase of securities available for sale	(313,701)	(278,291)	(353,249)
Proceeds from sales of securities available for sale	5,074	145,934	105,190
Proceeds from maturities of securities available for sale	233,357	308,033	269,284
Net increase in loans	(318,876)	(503,394)	(553,976)
(Payment) reimbursement of covered losses from FDIC indemnification claims	(706)	(960)	2,127
Purchase of premises and equipment	(6,409)	(15,456)	(3,895)
Proceeds from sale of premises and equipment	5,260	741	3,576
Proceeds from sale of repossessed property	7,334	12,173	35,942
Purchase of FHLB stock	(38,345)	(48,295)	(50,335)
Proceeds from redemption of FHLB stock	47,819	43,045	50,512
Net cash paid in business acquisition	—	(15,669)	—
Net cash used in investing activities	(379,193)	(352,139)	(494,824)
Financing activities
Net increase in deposits	373,408	355,001	334,885
Net increase in securities sold under agreements to repurchase and other short-term borrowings	347,148	81,762	23,584
Proceeds from FHLB advances and other long-term borrowings	—	394,827	295,906
Repayments on FHLB advances and other long-term borrowings	(584,000)	(346,000)	(290,000)
Proceeds from issuance of subordinated notes payable, net	—	—	34,632
Redemption of subordinated debentures	(3,625)	—	—
Payment of related party notes payable	—	—	(41,295)
Common stock repurchased	(5,605)	—	(60,000)
Taxes paid related to net share settlement of equity awards (1)	(383)	—	—
Dividends paid	(43,474)	(31,419)	(20,520)
Net cash provided by financing activities	83,469	454,171	277,192
Net (decrease) increase in cash and cash equivalents	(164,215)	286,841	(18,869)
Cash and cash equivalents, beginning of year	524,611	237,770	256,639
Cash and cash equivalents, end of year	$360,396	$524,611	$237,770
Supplemental disclosures of cash flows information
Cash payments for interest	$44,989	$33,456	$31,150
Cash payments for income taxes	$71,964	$54,570	$52,319
Supplemental schedules of noncash investing and financing activities
Loans transferred to repossessed assets	$(7,786)	$(4,331)	$(7,636)
Repossessed property transferred to premises and equipment	$—	$(840)	$—
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Subsequent Events
On October 26, 2017, the Board of Directors of the Company declared a dividend of $0.20 per common share payable on November 22, 2017 to stockholders of record as of close of business on November 10, 2017.
The Company evaluated subsequent events through the date its consolidated financial statements were issued. Other than those events described above, there were no other material events that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The Company recognizes the fair value of the assets acquired and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. There is no separate recognition of the acquired allowance for loan and lease losses on the acquirer’s balance sheet as credit related factors are incorporated directly into the fair value of the loans recorded at the acquisition date. The excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. Alternatively, a bargain purchase gain is recorded equal to the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid.
Results of operations of the acquired business are included in the consolidated statements of income from the effective date of acquisition.
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
Trading securities are stated at fair value. Realized and unrealized gains and losses from sales and fair value adjustments of trading securities are included in other noninterest income in the consolidated statements of income.
Purchases and sales of securities are recognized on a trade date basis. The cost of securities sold is based on the specific identification method.
Declines in the fair value of investment securities available for sale that are deemed to be other-than-temporary are recognized in earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an other-than-temporary impairment loss is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in accumulated other comprehensive income (loss).
Interest and dividends, including amortization of premiums and accretion of discounts, are recognized as interest or dividend income when earned. Realized gains and losses on sales (using the specific identification method) and declines in value judged to be other-than-temporary are included in noninterest income in the consolidated statements of income.
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
The Company grants commercial, agricultural, residential real estate, consumer and other loans to customers primarily in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower. Collateral held varies but includes accounts receivable, inventory, property and equipment, residential real estate, income-producing commercial and agricultural properties, and personal guarantees of the borrower or related parties. Government guarantees are also obtained for some loans, which reduces the Company’s risk of loss.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
Credit Risk Management
The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all credit exposures. The strategy also emphasizes diversification on a geographic, industry, loan class type, and customer level; regular credit examinations; and management reviews of loans exhibiting deterioration of credit quality. The credit risk management strategy also includes a credit risk assessment process that performs assessments of compliance with commercial and consumer credit policies, risk ratings, and other critical credit information. Loan decisions are documented with respect to the borrower’s business, purpose of the loan, evaluation of the repayment sources, and the associated risks, evaluation of collateral, covenants and monitoring requirements, and risk rating rationale.
The Company categorizes its loan portfolio into six classes, which is the level at which it develops and documents a systematic methodology to determine the allowance for loan and lease losses. The Company’s six loan portfolio classes are commercial real estate, agriculture, commercial non-real estate, residential real estate, consumer and other lending.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The commercial real estate lending class includes loans made to small and middle market businesses, including multi-family properties. Loans in this class are generally secured by commercial real estate with cash flows generally being the primary source of repayment. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan and lease losses for the commercial real estate lending class. Key risk characteristics relevant to the commercial real estate lending class include the industry and geography of the borrower’s business, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan and lease losses.
The agriculture lending class includes loans made to agricultural individuals and businesses. Loans in this class are generally secured by operating assets and agriculture real estate and guaranteed by owners; cashflows are most often our primary source of repayment. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan and lease losses for the agriculture lending class. Key risk characteristics relevant to the agriculture lending class include the geography of the borrower’s operations, commodity prices and weather patterns, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan and lease losses.
The commercial non-real estate lending class includes loans made to small and middle market businesses, and loans made to public sector customers. Loans in this class are generally secured by business assets and guaranteed by owners; cashflows are most often our primary source of repayment. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan and lease losses for the commercial non-real estate lending class. Key risk characteristics relevant to the commercial non-real estate lending class include the industry and geography of the borrower’s business, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, and nature of pledged collateral. We consider these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan and lease losses.
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
All of these estimates are susceptible to significant change. Changes to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in the consolidated statements of income. Past due status is monitored as an indicator of credit deterioration. Loans that are 90 days or more past due are put on nonaccrual status unless a repayment is eminent. Loans deemed to be uncollectible are charged off against the allowance for loan and lease losses. Recoveries of amounts previously charged-off are credited to the allowance for loan and lease losses.
The allowance for loan and lease losses consist of reserves for probable losses that have been identified related to specific borrowing relationships that are individually evaluated for impairment (“specific reserve”), as well as probable losses inherent in our loan portfolio that are not specifically identified (“collective reserve”).
The specific reserve relates to impaired loans. A loan is impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. Specific reserves are determined on a loan-by-loan basis based on management’s best estimate of the Company's exposure, given the current payment status of the loan, the present value of expected payments, and the value of any underlying collateral. Impaired loans also include loans modified in troubled debt restructurings. Generally, the impairment related to troubled debt restructurings is measured based on the fair value of the collateral, less cost to sell, or the present value of expected payments relative to the unpaid principal balance. If the impaired loan is identified as collateral dependent, then the fair value of the collateral method of measuring the amount of the impairment is utilized. This method requires obtaining an independent appraisal of the collateral and reducing the appraised value by applying a discount factor to the appraised value, if necessary, and including costs to sell.
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
The loss share assets are measured separately from the related loans and foreclosed real estate and recorded as an FDIC indemnification asset on the consolidated balance sheets because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses reduce the carrying amount of the loss share assets. Reductions to expected losses on covered assets, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, also reduce the carrying amount of the loss share assets. The rate of accretion of the indemnification asset discount included in interest income slows to mirror the accelerated accretion of the loan discount. Additional expected losses on covered assets, to the extent such expected losses result in the recognition of an allowance for loan and lease losses, increase the carrying amount of the loss share assets. A related increase in the value of the indemnification asset up to the amount covered by the FDIC is calculated based on the reimbursement rates from the FDIC and is included in other noninterest income. The corresponding loan accretion or amortization is recorded as a component of interest income on the consolidated statements of income. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
Other Repossessed Property
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Income and expenses from operations of repossessed property are included in noninterest expense. Residential real estate loans which were in the process of being foreclosed as of September 30, 2017 and 2016 were approximately $1.6 million and $1.4 million, respectively.
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
No long-lived asset impairments were recognized during the years ended September 30, 2017, 2016 or 2015.
Goodwill
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. In accordance with ASC Topic 350 Goodwill and Other Intangible Assets, goodwill is evaluated annually for impairment, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss would be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset. Subsequent increases in goodwill would not be recognized in the consolidated financial statements. In the fourth quarter of fiscal year 2017, the Company elected to early adopt ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removed Step 2 of the goodwill impairment test. The adoption of this standard had no impact to the consolidated financial statements.
The Company historically performed its impairment evaluation as of June 30 of each fiscal year. During the third quarter of fiscal year 2017, the Company voluntarily changed its annual impairment assessment date from June 30 to July 1. The change in evaluation date better aligned with the Company's budget and strategic planning cycle. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. The change was not applied retrospectively as it was impracticable to do so because retrospective application would have required the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively. This change has no direct or indirect financial statement impact to the years ended September 30, 2017, 2016 or 2015. No goodwill impairment was recognized during the years ended September 30, 2017, 2016 or 2015.
The Company performed its goodwill impairment assessment on the basis of one reporting unit. A quantitative analysis using three methods; market multiple, comparable transaction, and discounted cash flow were applied in the assessment. The average of the values calculated under the three methods determined a range of equity value. For the discounted cash flow method, the income growth was projected for the reporting unit over three years and a terminal value was computed. Assumptions used in the discounted cash flow method were based on growth rates, volatility, discount rate and the equity risk premium inherent in the Company's current stock prices. These assumptions are considered significant unobservable inputs and represent the Company's best estimate of assumptions that market participants would use to determine fair value of the reporting unit.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No intangible asset impairments were recognized during the years ended September 30, 2017, 2016 or 2015.
Loan Servicing Rights
The loan servicing rights asset recognized as part of the HF Financial acquisition was initially recorded at fair value. These servicing rights have subsequently been accounted for using the lower of cost or fair value method. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income using key assumptions such as prepayment speeds and discount rate. The asset is amortized into mortgage banking income, net on the consolidated statements of income in proportion to and over the period of estimated net servicing income.
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to noninterest income. If the Company determines the impairment to be permanent, the valuation is written off against the loan servicing rights, which results in a new amortized balance. Changes in the valuation allowance are reported in mortgage banking income, net in the consolidated statements of income. The fair value of loan servicing rights is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. Based on the Company's analysis of loan servicing rights, a valuation allowance of $0.07 million, $0.01 million and $0.00 million was recorded during the years ended September 30, 2017, 2016 and 2015, respectively.
Servicing fee income, which is reported in noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding balance or a fixed amount per loan and are recorded as income as earned. The amortization of loan servicing rights is netted against mortgage banking income, net in the consolidated statements of income.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
In 2017 the Company began a new program of selling interest swaps directly to customers. These interest rate swaps sales are used to enable customers to achieve a long-term fixed rate by selling the customer a long-term variable rate loan indexed to LIBOR plus a credit spread whereby the bank enters into an interest rate swap with our customer where the customer pays a fixed rate of interest set at the time of origination on the interest rate swap and then the customer receives a floating rate equal to the rate paid on the loan, thus resulting in a fixed rate of interest over the life of the interest rate swap. The bank minimizes the market and liquidity risks of the swaps entered into with the customer by entering into an offsetting position with a swap dealer.

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
In the third quarter of fiscal year 2017, the Company elected to early adopt ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employees Share Based Payments Accounting. The Company had no previously unrecognized excess tax benefits, therefore, there was no impact to the consolidated financial statements as it related to the elimination of the requirement that excess tax benefits be realized before recognition. The Company's consolidated financial statements are presented as if ASU 2016-09 was adopted as of the beginning of the fiscal year, which resulted in a reclassification from additional paid-in capital to provision for income taxes of $0.3 million, $0.0 million and $0.0 million for the years ended September 30, 2017, 2016 and 2015, respectively. This change had an immaterial impact on diluted earnings per common share for the years ended September 30, 2017, 2016 and 2015. Prior period financial statement presentation of equity and tax expense as of and for the three month and fiscal year to date periods ended December 31, 2016 and March 31, 2017 will be recast when presented in future filings.
ASU 2016-09 also requires that all income tax related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has not previously reported any excess tax benefits from stock-based compensation in the financing activities section of the consolidated statement of cash flows. ASU 2016-09 also requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows (previous guidance did not specify how these cash flows should be classified). The Company has elected to apply these changes in cash flow classification on a prospective basis.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
Defined Benefit Plan
The Company assumed plan sponsorship of the HF Financial Corp. Pension Plan as part of the HF Financial acquisition. Defined benefit pension obligation and related costs are calculated using actuarial concepts and measurements. Three critical assumptions, the discount rate, the expected long-term rate of return on plan assets, and mortality rates are important elements of expense and/or benefit obligation measurements. Other assumptions involve employee demographic factors such as retirement patterns and turnover. The Company evaluates all assumptions annually. For the pension valuation performed as of September 30, 2017 mortality assumptions were based on the RP-2014 mortality tables and the MP 2016 projection scales.
The discount rate enables the Company to state expected future benefit payments as a present value on the measurement date. The Company determined the discount rate for the pension valuation as of September 30, 2017 by utilizing the standard duration index from the Citi Pension Discount Curve and Liability Index. A lower discount rate increases the present value of benefit obligations and increases pension expense.
To determine expected long-term rate of return on defined benefit pension plan assets, the Company considers the current asset allocation of the defined benefit pension plan, as well as historical and expected returns on each asset class. A lower expected rate of return on defined pension plan assets will increase pension expense.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income (loss) consists of unrealized appreciation (depreciation) on available for sale securities and unrealized holding gains (losses) on defined benefit plan obligations.
New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 is to be applied to all existing hedging relationships on the date of adoption and will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim period, with the effect of adoption reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the potential impact of ASU 2017-12 on our consolidated financial statements.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Under this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We elected to adopt the provisions of ASU 2017-04 in the fourth quarter of fiscal year 2017 in advance of the required application date. See Note 1 - Nature of Operations and Summary of Significant Policies - Goodwill for further discussion.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which contains amendments that clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. ASU 2017-01 amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. ASU 2017-01 provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in ASU 2017-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and should be applied prospectively. No disclosures are required at transition. The Company has determined that ASU 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements; however, the Company will continue to closely monitor developments and additional guidance.
In October 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control, which alters how a decision maker needs to consider indirect interests in a variable interest entity held through an entity under common control and simplifies that analysis to require consideration of only an entity’s proportionate indirect interest in a VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, Consolidations (Topic 810): Amendments to the Consolidation Analysis, which was not effective for the Company in the current fiscal year. ASU 2016-17 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not believe ASU 2016-17 will have an impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Equity Transfers of Assets Other Than Inventory, which addresses improvement in accounting for income tax consequences of intra-equity transfers of assets other than inventory. This update requires that an entity recognize the income tax consequences of the intra-equity transfer of an asset other than inventory when the transfer occurs. The update eliminates the exception for an intra-equity transfer for assets other than inventory. ASU 2016-16 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendment requires the use of a modified retrospective transaction approach through a cumulative effect adjustment directly to retained earnings as of the beginning of adoption. The Company does not believe ASU 2016-16 will have an impact on our consolidated financial statements.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in presentations and classification in the statement of cash flows. The eight specific cash flow issues addressed include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendment requires the use of the retrospective transaction approach for adoption. The Company does not believe ASU 2016-15 will have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which addresses timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires institutions to measure all expected credit losses related to financial assets measured at amortized costs with an expected loss model based on historical experience, current conditions and reasonable and supportable forecasts relevant to affect the collectability of the financial assets, which is referred to as the current expected credit loss (CECL) model. The ASU requires enhanced disclosures, including qualitative and quantitative requirements, to help understand significant estimates and judgments used in estimating credit losses, as well as provide additional information about the amounts recorded in the financial statements. ASU 2016-13 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The amendment requires the use of the modified retrospective approach for adoption. The Company has formed a project team to work on the implementation of ASU 2016-13 and is currently evaluating the potential impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Based Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU 2016-09 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Earlier application is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We elected to adopt the provisions of ASU 2016-09 in the third quarter of fiscal year 2017 in advance of the required application date. See Note 1 - Nature of Operations and Summary of Significant Accounting Policies - Stock Based Compensation for further discussion.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that lessees recognize the assets and liabilities arising from leases on the balance sheet and disclosing key information about leasing arrangements. Lessees will be required to recognize an obligation for future lease payments measured on a discounted basis and a related right-of-use asset. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, "Revenue from Contracts with Customers." ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the potential impact of ASU 2016-02 on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments, in general, to be measured at fair value with changes in fair value recognized in earnings. It also eliminates the requirement to disclose the methods and significant

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires entities to use the exit price notion when measuring fair value, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the measurement category and form on the balance sheet or accompanying notes, clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets, and simplifies the impairment assessment of equity investments without readily determinable fair values. ASU 2016-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not believe ASU 2016-01 will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which implements a more robust framework that clarifies the principles for recognizing revenue and gives greater consistency and comparability in revenue recognition practices. In the new framework, an entity recognizes revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. The new model requires the identification of performance obligations included in the contract with customers, a determination of the transaction price and an allocation of the price to those performance obligations. The entity recognizes revenue when performance obligations are satisfied. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, which clarifies guidance pertaining to the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU Nos. 2016-11 and 2016-12, which further clarify guidance and provide practical expedients related to the adoption of ASU No. 2014-09. The standard permits the use of either the retrospective or cumulative effect transition method. The standard, along with subsequent guidance from FASB, lists several items that are specifically out of scope for ASU 2014-09, including but not limited to: core interest income, derivative instruments, investments, and loan origination fees.
To address the new standard, the Company formed a working group and has completed the initial scoping phase to determine which revenue streams may be subject to accounting or disclosure changes upon adoption in October of 2018. Based on this preliminary analysis, we do not anticipate significant changes as a result of implementing the standard, but will conclude on the quantitative and qualitative impacts once we have completed our review of key contracts for any in-scope items over the coming months.
2. Acquisition Activity
On May 16, 2016, the Company acquired by merger 100% of HF Financial Corp ("HF Financial"), the holding company of Home Federal Bank. Under terms of the agreement, HF Financial's stockholders had the right to receive for each share of HF Financial common stock, at their election (but subject to proration in the event cash or stock is oversubscribed), either (i) 0.6500 share of the Company's common stock, or (ii) $19.50 in cash. The total consideration was prorated as necessary to ensure that 24.29% of the total outstanding shares of HF Financial common stock were exchanged for cash and 75.71% of the total outstanding shares of HF Financial common stock were exchanged for shares of the Company's common stock. The total merger consideration of $142.0 million was paid by the Company in the acquisition, which resulted in goodwill of $41.2 million, as shown in the table below. With this acquisition, the Company expanded its presence in South Dakota and into North Dakota and Minnesota through the addition of 23 bank offices and experienced in-market teams. The following summarizes consideration paid and an allocation of purchase price to net assets acquired.

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
The results of the merged HF Financial operations are presented within the Company’s consolidated financial statements from the acquisition date. Acquisition-related transaction expenses associated with the HF Financial acquisition totaled $0.7 million, $15.7 million and $0.0 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

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

	For the Year Ended September 30,
	2017	2016	2015
	(Unaudited, dollars in thousands, except per share data)
Net interest income	$396,347	$386,454	$370,778
Net income	144,786	126,286	114,731
Basic earnings per share	2.46	2.23	2.00
Fully diluted earnings per share	2.45	2.23	2.00
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
3. Restrictions on Cash and Cash Equivalents
The Company is required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of transactional deposits. The total requirement was approximately $26.9 million and $94.9 million at September 30, 2017 and 2016, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

4. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2017
U.S. Treasury securities	$228,039	$579	$(15)	$228,603
Mortgage-backed securities:
Government National Mortgage Association	511,457	228	(6,635)	505,050
Federal National Mortgage Association	339,394	97	(2,534)	336,957
Small Business Assistance Program	224,005	726	(1,001)	223,730
States and political subdivision securities	73,041	187	(642)	72,586
Corporate debt securities	—	—	—	—
Other	1,006	28	—	1,034
Total	$1,376,942	$1,845	$(10,827)	$1,367,960

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2016
U.S. Treasury securities	$227,007	$3,973	$—	$230,980
Mortgage-backed securities:
Government National Mortgage Association	664,529	3,172	(1,922)	665,779
Federal National Mortgage Association	210,933	1,324	—	212,257
Small Business Assistance Program	142,921	2,362	—	145,283
States and political subdivision securities	55,525	123	(164)	55,484
Corporate debt securities	4,998	24	—	5,022
Other	1,006	49	—	1,055
Total	$1,306,919	$11,027	$(2,086)	$1,315,860
The amortized cost and approximate fair value of debt securities available for sale as of September 30, 2017 and 2016, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalty.

	September 30, 2017		September 30, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$91,535	$91,597	$3,706	$3,709
Due after one year through five years	193,117	193,373	262,333	266,312
Due after five years through ten years	16,306	16,097	21,369	21,343
Due after ten years	122	122	122	122
	301,080	301,189	287,530	291,486
Mortgage-backed securities	1,074,856	1,065,737	1,018,383	1,023,319
Securities without contractual maturities	1,006	1,034	1,006	1,055
Total	$1,376,942	$1,367,960	$1,306,919	$1,315,860

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Proceeds from sales of securities available for sale were $5.1 million, $145.9 million and $105.2 million for the years ended September 30, 2017, 2016 and 2015 respectively. Gross gains (pre-tax) of $0.1 million, $0.5 million and $0.8 million and gross losses (pre-tax) of $0.0 million, $0.0 million and $0.5 million were realized on the sales for the years ended September 30, 2017, 2016 and 2015, respectively, using the specific identification method. The Company recognized no other-than-temporary impairment for the year ended September 30, 2017. The Company recognized an other-than-temporary impairment included in net gain on sale of securities in the consolidated statements of income of $0.4 million on two security holdings attributable to credit for the year ended September 30, 2016. There was no other-than-temporary impairment recognized for the year ended September 30, 2015.
Securities with an estimated fair value of approximately $951.4 million and $971.3 million at September 30, 2017 and 2016, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 68% and 25% of the Company’s investment portfolio at September 30, 2017 and 2016, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired at September 30, 2017 or 2016.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2017
U.S. Treasury securities	$10,003	$(15)	$—	$—	$10,003	$(15)
Mortgage-backed securities	635,969	(5,425)	241,368	(4,746)	877,337	(10,171)
States and political subdivision securities	21,705	(197)	25,773	(444)	47,478	(641)
Total	$667,677	$(5,637)	$267,141	$(5,190)	$934,818	$(10,827)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2016
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	17,528	(6)	284,995	(1,916)	302,523	(1,922)
States and political subdivision securities	27,933	(164)	—	—	27,933	(164)
Total	$45,461	$(170)	$284,995	$(1,916)	$330,456	$(2,086)
As of September 30, 2017 and 2016, the Company had 249 and 110 securities, respectively, in an unrealized loss position.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

5. Loans
The composition of net loans as of September 30, 2017 and 2016 is as follows:

	September 30,
	2017	2016
	(dollars in thousands)
Commercial real estate	$4,124,805	$3,754,107
Agriculture	2,122,138	2,168,937
Commercial non-real estate	1,718,914	1,673,166
Residential real estate	932,892	1,020,958
Consumer	66,559	76,273
Other	43,207	42,477
Ending balance	9,008,515	8,735,918

Less: Unamortized discount on acquired loans	(29,121)	(39,947)
Unearned net deferred fees and costs and loans in process	(10,841)	(13,327)
Total	$8,968,553	$8,682,644
The loan breakouts above include loans covered by FDIC loss sharing agreements totaling $57.5 million and $73.3 million as of September 30, 2017 and 2016, respectively, residential real estate loans held for sale totaling $7.5 million and $12.9 million at September 30, 2017 and 2016, respectively, and $1.02 billion and $1.13 billion of loans accounted for at fair value as of September 30, 2017 and 2016, respectively.
Unearned net deferred fees and costs totaled $11.6 million and $8.6 million as of September 30, 2017 and 2016, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $(0.8) million and $4.7 million as of September 30, 2017 and 2016, respectively.
Loans guaranteed by agencies of the U.S. government totaled $168.3 million and $120.0 million at September 30, 2017 and 2016, respectively.
Principal balances of residential real estate loans sold totaled $280.5 million and $291.2 million for the years ended September 30, 2017 and 2016, respectively.
Nonaccrual
The following table presents the Company’s nonaccrual loans at September 30, 2017 and 2016, excluding ASC 310-30 loans. Loans greater than 90 days past due and still accruing interest as of September 30, 2017 and 2016 were $1.9 million and $2.0 million, respectively.

	September 30,
	2017	2016
Nonaccrual loans	(dollars in thousands)
Commercial real estate	$14,693	$13,870
Agriculture	99,325	66,301
Commercial non-real estate	13,674	27,280
Residential real estate	4,421	5,962
Consumer	112	223
Total	$132,225	$113,636

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Credit Quality Information
The composition of the loan portfolio by internally assigned grade is as follows as of September 30, 2017 and 2016. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.02 billion for 2017 and $1.13 billion for 2016:

As of September 30, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade	(dollars in thousands)
Grade:
Pass	$3,519,689	$1,577,403	$1,369,803	$853,266	$65,673	$43,207	$7,429,041
Watchlist	80,195	157,407	31,878	4,158	187	—	273,825
Substandard	37,627	130,953	21,438	7,368	306	—	197,692
Doubtful	521	119	3,841	242	—	—	4,723
Loss	—	—	—	—	—	—	—
Ending balance	3,638,032	1,865,882	1,426,960	865,034	66,166	43,207	7,905,281
Loans covered by FDIC loss sharing agreements	—	—	—	57,537	—	—	57,537
Total	$3,638,032	$1,865,882	$1,426,960	$922,571	$66,166	$43,207	$7,962,818

As of September 30, 2016	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
Credit Risk Profile by Internally Assigned Grade	(dollars in thousands)
Grade:
Pass	$3,276,048	$1,514,344	$1,093,913	$919,224	$75,065	$42,477	$6,921,071
Watchlist	81,148	204,326	37,283	4,741	110	—	327,608
Substandard	57,415	130,569	42,319	10,885	417	—	241,605
Doubtful	147	630	395	130	—	—	1,302
Loss	—	—	—	—	—	—	—
Ending balance	3,414,758	1,849,869	1,173,910	934,980	75,592	42,477	7,491,586
Loans covered by FDIC loss sharing agreements	—	—	—	73,272	—	—	73,272
Total	$3,414,758	$1,849,869	$1,173,910	$1,008,252	$75,592	$42,477	$7,564,858
Past Due Loans
The following table presents the Company’s past due loans at September 30, 2017 and 2016. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $1.02 billion for 2017 and $1.13 billion for 2016.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
As of September 30, 2017	(dollars in thousands)
Commercial real estate	$876	$22,536	$6,504	$29,916	$3,608,116	$3,638,032
Agriculture	1,453	3,181	20,844	25,478	1,840,404	1,865,882
Commercial non-real estate	2,485	115	8,580	11,180	1,415,780	1,426,960
Residential real estate	1,428	76	951	2,455	862,579	865,034
Consumer	71	24	18	113	66,053	66,166
Other	—	—	—	—	43,207	43,207
Ending balance	6,313	25,932	36,897	69,142	7,836,139	7,905,281
Loans covered by FDIC loss sharing agreements	998	54	738	1,790	55,747	57,537
Total	$7,311	$25,986	$37,635	$70,932	$7,891,886	$7,962,818

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
As of September 30, 2016	(dollars in thousands)
Commercial real estate	$1,765	$1,959	$3,745	$7,469	$3,407,289	$3,414,758
Agriculture	(26)	709	11,549	12,232	1,837,637	1,849,869
Commercial non-real estate	1,588	5,515	9,594	16,697	1,157,213	1,173,910
Residential real estate	828	548	2,063	3,439	931,541	934,980
Consumer	209	20	28	257	75,335	75,592
Other	—	—	—	—	42,477	42,477
Ending balance	4,364	8,751	26,979	40,094	7,451,492	7,491,586
Loans covered by FDIC loss sharing agreements	1,404	1,173	367	2,944	70,328	73,272
Total	$5,768	$9,924	$27,346	$43,038	$7,521,820	$7,564,858
Impaired Loans
The following table presents the Company’s impaired loans. This table excludes purchased credit impaired loans and loans measured at fair value with changes in fair value reported in earnings of $1.02 billion for 2017 and $1.13 billion for 2016:

	As of September 30, 2017			As of September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans:	(dollars in thousands)
With an allowance recorded:
Commercial real estate	$20,819	$24,893	$3,621	$29,965	$32,349	$3,846
Agriculture	79,219	88,268	11,468	71,501	80,842	12,278
Commercial non-real estate	17,950	28,755	4,779	34,526	35,283	6,475
Residential real estate	5,177	5,874	2,581	6,244	6,886	3,000
Consumer	280	287	86	383	393	87
Total impaired loans with an allowance recorded	123,445	148,077	22,535	142,619	155,753	25,686

With no allowance recorded:
Commercial real estate	16,652	69,677	—	24,040	24,660	—
Agriculture	51,256	64,177	—	30,339	31,907	—
Commercial non-real estate	13,983	38,924	—	15,299	16,469	—
Residential real estate	2,574	9,613	—	4,120	5,807	—
Consumer	13	950	—	12	12	—
Total impaired loans with no allowance recorded	84,478	183,341	—	73,810	78,855	—
Total impaired loans	$207,923	$331,418	$22,535	$216,429	$234,608	$25,686

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The average recorded investment on impaired loans and interest income recognized on impaired loans for the years ended September 30, 2017, 2016 and 2015, respectively, are as follows:

	For the year ended
	September 30, 2017		September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized while on Impaired Status	Average Recorded Investment	Interest Income Recognized while on Impaired Status	Average Recorded Investment	Interest Income Recognized while on Impaired Status
	(dollars in thousands)
Commercial real estate	$42,347	$2,163	$70,266	$3,876	$69,918	$3,936
Agriculture	131,026	5,503	100,052	6,502	42,599	1,953
Commercial non-real estate	41,489	1,485	45,592	1,971	49,561	3,092
Residential real estate	8,900	453	11,773	576	12,523	588
Consumer	369	47	309	55	241	35
Total	$224,131	$9,651	$227,992	$12,980	$174,842	$9,604
Valuation adjustments made to repossessed properties for the years ended September 30, 2017 and 2016, totaled $1.7 million and $1.8 million, respectively. The adjustments are included in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan and lease losses for TDRs were $8.8 million and $9.3 million at September 30, 2017 and 2016, respectively. Commitments to lend additional funds to borrowers whose loans were modified in a TDR were $0.0 million and $0.9 million as of September 30, 2017 and 2016, respectively.
The following table presents the recorded value of the Company’s TDR balances as of September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Commercial real estate	$1,121	$5,351	$18,250	$2,356
Agriculture	22,678	59,633	19,823	28,688
Commercial non-real estate	8,369	5,641	8,102	4,789
Residential real estate	311	688	370	937
Consumer	11	21	23	8
Total	$32,490	$71,334	$46,568	$36,778

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents a summary of all accruing loans restructured in TDRs during the years ended September 30, 2017, 2016 and 2015, respectively:

	September 30, 2017			September 30, 2016			September 30, 2015
		Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
	(dollars in thousands)
Commercial real estate
Rate modification	—	$—	$—	—	$—	$—	—	$—	$—
Term extension	2	3,726	3,726	2	1,897	1,897	—	—	—
Payment modification	—	—	—	—	—	—	6	22,232	22,232
Bankruptcy	—	—	—	—	—	—	1	477	477
Other	—	—	—	3	6,714	6,714	—	—	—
Total commercial real estate	2	3,726	3,726	5	8,611	8,611	7	22,709	22,709
Agriculture
Rate modification	—	—	—	—	—	—	—	—	—
Term extension	9	18,072	18,072	16	27,134	27,134	2	1,410	1,410
Payment modification	1	102	102	4	989	989	7	18,551	18,551
Bankruptcy	—	—	—	—	—	—	—	—	—
Other	3	728	728	—	—	—	—	—	—
Total agriculture	13	18,902	18,902	20	28,123	28,123	9	19,961	19,961
Commercial non-real estate
Rate modification	—	—	—	1	49	49	—	—	—
Term extension	2	613	613	5	120	120	2	2,296	2,296
Payment modification	6	1,281	1,281	2	948	948	4	1,709	1,709
Bankruptcy	—	—	—	—	—	—	—	—	—
Other	1	150	150	4	8,500	8,500	—	—	—
Total commercial non-real estate	9	2,044	2,044	12	9,617	9,617	6	4,005	4,005
Residential real estate
Rate modification	—	—	—	—	—	—	1	13	13
Term extension	—	—	—	1	42	42	2	53	53
Payment modification	1	9	9	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—	1	19	19
Other	—	—	—	—	—	—	—	—	—
Total residential real estate	1	9	9	1	42	42	4	85	85
Consumer
Rate modification	—	—	—	—	—	—	—	—	—
Term extension	—	—	—	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—	1	17	17
Bankruptcy	1	8	8	—	—	—	1	6	6
Other	—	—	—	—	—	—	—	—	—
Total consumer	1	8	8	—	—	—	2	23	23
Total accruing	26	$24,689	$24,689	38	$46,393	$46,393	28	$46,783	$46,783
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to charge-offs at time of modification	—	$—	$—	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents a summary of all non-accruing loans restructured in TDRs during the years ended September 30, 2017, 2016 and 2015:

	September 30, 2017			September 30, 2016			September 30, 2015
		Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
	(dollars in thousands)
Commercial real estate
Rate modification	—	$—	$—	—	$—	$—	—	$—	$—
Term extension	—	—	—	—	—	—	2	740	740
Payment modification	—	—	—	—	—	—	2	1,082	1,082
Bankruptcy	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	4	1,822	1,822
Agriculture
Rate modification	—	—	—	—	—	—	—	—	—
Term extension	12	19,062	19,062	1	101	100	—	—	—
Payment modification	4	565	565	4	932	887	1	229	229
Bankruptcy	—	—	—	—	—	—	—	—	—
Other	2	570	570	1	95	95	—	—	—
Total agriculture	18	20,197	20,197	6	1,128	1,082	1	229	229
Commercial Non-Real Estate
Rate modification	—	—	—	—	—	—	1	32	—
Term extension	2	2,389	2,389	—	—	—	5	257	180
Payment modification	1	1,399	1,399	2	760	760	2	22	3
Bankruptcy	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Total commercial non-real estate	3	3,788	3,788	2	760	760	8	311	183
Residential real estate
Rate modification	—	—	—	—	—	—	1	67	67
Term extension	—	—	—	—	—	—	3	169	169
Payment modification	1	21	21	3	254	253	1	19	19
Bankruptcy	1	112	112	—	—	—	1	39	39
Other	—	—	—	—	—	—	1	24	8
Total residential real estate	2	133	133	3	254	253	7	318	302
Consumer
Rate modification	—	—	—	—	—	—	—	—	—
Term extension	3	21	21	—	—	—	2	1	—
Payment modification	—	—	—	—	—	—	—	—	—
Bankruptcy	—	—	—	1	8	8	—	—	—
Other	—	—	—	—	—	—	—	—	—
Total consumer	3	21	21	1	8	8	2	1	—
Total non-accruing	26	$24,139	$24,139	12	$2,150	$2,103	22	$2,681	$2,536
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to charge-offs at time of modification	—	$—	$—	7	$47	$—	5	$145	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The table below represents loans that were modified as TDRs within the previous 12 months and for which there was a payment default for the years ended September 30, 2017, 2016 and 2015, respectively.

	September 30, 2017		September 30, 2016		September 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate	—	$—	—	$—	—	$—
Agriculture	2	8,383	2	7,307	—	—
Commercial non-real estate	1	—	2	275	2	—
Residential real estate	—	—	1	—	1	8
Consumer	—	—	1	8	2	—
Total	3	$8,383	6	$7,590	5	$8
A loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table above includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. In 2017, 2016 and 2015, $5.5 million, $22.3 million, and $14.5 million respectively, of loans were removed from TDR status as they were restructured at market terms and are performing.
6. Allowance for Loan and Lease Losses
The following tables present the Company’s allowance for loan and lease losses roll forward for the years ended September 30, 2017, 2016 and 2015.

September 30, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2016	$17,946	$25,115	$12,990	$7,106	$438	$1,047	$64,642
Charge-offs	(2,043)	(7,853)	(12,576)	(809)	(196)	(2,403)	(25,880)
Recoveries	485	415	652	507	102	1,041	3,202
Provision	643	7,965	13,048	(761)	(15)	1,330	22,210
(Improvement) impairment of ASC 310-30 loans	(90)	115	—	(696)	—	—	(671)
Ending balance September 30, 2017	$16,941	$25,757	$14,114	$5,347	$329	$1,015	$63,503

September 30, 2016	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2015	$18,014	$13,952	$15,996	$8,025	$348	$865	$57,200
Charge-offs	(3,625)	(4,294)	(2,629)	(1,157)	(206)	(2,255)	(14,166)
Recoveries	719	556	1,429	495	149	1,305	4,653
Provision	3,148	14,901	(1,736)	419	147	1,132	18,011
Improvement of ASC 310-30 loans	(310)	—	(70)	(676)	—	—	(1,056)
Ending balance September 30, 2016	$17,946	$25,115	$12,990	$7,106	$438	$1,047	$64,642

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

September 30, 2015	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2014	$16,884	$10,655	$10,550	$8,342	$264	$823	$47,518
Charge-offs	(1,971)	(606)	(11,153)	(238)	(129)	(1,617)	(15,714)
Recoveries	1,339	131	3,407	231	104	1,143	6,355
Provision	1,325	3,772	13,122	849	134	516	19,718
(Impairment) improvement of ASC 310-30 loans	437	—	70	(1,159)	(25)	—	(677)
Ending balance September 30, 2015	$18,014	$13,952	$15,996	$8,025	$348	$865	$57,200
The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance as of September 30, 2017 and 2016. These tables are presented net of unamortized discount on acquired loans and excludes loans of $1.02 billion measured at fair value, loans held for sale of $7.5 million, and guaranteed loans of $168.3 million for September 30, 2017 and loans measured at fair value of $1.13 billion, loans held for sale of $12.9 million, and guaranteed loans of $120.0 million for September 30, 2016.

As of September 30, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,621	$11,468	$4,779	$2,581	$86	$—	$22,535
Collectively evaluated for impairment	12,638	14,174	9,335	2,570	243	1,015	39,975
ASC 310-30 loans	682	115	—	196	—	—	993
Total allowance	$16,941	$25,757	$14,114	$5,347	$329	$1,015	$63,503

Financing Receivables
Individually evaluated for impairment	$37,471	$130,475	$31,933	$7,751	$293	$—	$207,923
Collectively evaluated for impairment	3,487,232	1,702,634	1,333,888	854,330	65,207	43,207	7,486,498
ASC 310-30 loans	30,099	7,174	1,920	52,736	666	—	92,595
Loans Outstanding	$3,554,802	$1,840,283	$1,367,741	$914,817	$66,166	$43,207	$7,787,016

As of September 30, 2016	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,846	$12,278	$6,475	$3,000	$87	$—	$25,686
Collectively evaluated for impairment	13,328	12,837	6,515	3,199	351	1,047	37,277
ASC 310-30 loans	772	—	—	907	—	—	1,679
Total allowance	$17,946	$25,115	$12,990	$7,106	$438	$1,047	$64,642

Financing Receivables
Individually evaluated for impairment	$54,005	$101,840	$49,825	$10,364	$395	$—	$216,429
Collectively evaluated for impairment	3,249,974	1,721,219	1,079,295	918,710	74,301	42,477	7,085,976
ASC 310-30 loans	44,448	15,254	3,196	65,737	896	—	129,531
Loans Outstanding	$3,348,427	$1,838,313	$1,132,316	$994,811	$75,592	$42,477	$7,431,936
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
The ALLL for ASC 310-30 loans totaled $1.0 million at September 30, 2017, compared to $1.7 million at September 30, 2016. During fiscal year 2017, loan pools accounted for under ASC 310-30 had a net reversal of provision of $0.7 million primarily as a result of updated assumption applied to one of the acquired residential real estate pools which resulted in higher than expected future cash flows. Net provision reversals for fiscal year 2016 totaled $1.1 million as a result of increases in expected cash flows. Net provision reversals for fiscal year 2015 totaled $0.7 million as a result of increases in expected cash flows.
The reserve for unfunded loan commitments was $0.5 million at September 30, 2017 and 2016, respectively, and is recorded in other liabilities on the consolidated balance sheets.
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
Loan pools are periodically reassessed to determine expected cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller, homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large individual loans that consider similar prepayment factors listed above for smaller homogeneous loans. The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the fiscal years ended September 30, 2017 and 2016:

	September 30,
	2017	2016	2015
	(dollars in thousands)
Balance at beginning of year	$38,124	$44,489	$50,889
Acquisition	—	3,662	—
Accretion	(13,847)	(9,971)	(13,645)
Reclassification from (to) nonaccretable difference	19,854	(56)	8,363
Disposals	—	—	(1,118)
Balance at end of year	$44,131	$38,124	$44,489
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table provides purchased impaired loans at September 30, 2017 and September 30, 2016:

	September 30, 2017			September 30, 2016
	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]
	(dollars in thousands)
Commercial real estate	$110,797	$30,099	$29,417	$129,615	$44,448	$43,676
Agriculture	10,463	7,174	7,059	19,174	15,254	15,254
Commercial non-real estate	9,825	1,920	1,920	11,588	3,196	3,196
Residential real estate	61,981	52,736	52,540	76,696	65,737	64,830
Consumer	798	666	666	1,033	896	896
Total lending	$193,864	$92,595	$91,602	$238,106	$129,531	$127,852

[1] Represents the legal balance of ASC 310-30 loans.
[2] Represents the book balance of ASC 310-30 loans.
[3] Represents the book balance of ASC 310-30 loans net of the related allowance for loan and lease losses.
8. FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the TierOne Bank acquisition, the Company is reimbursed for a portion of the losses incurred on covered assets. As covered assets are resolved, whether it be through repayment, short sale of the underlying collateral, the foreclosure on or sale of collateral, or the sale or charge-off of loans or OREO, any differences between the carrying value of the covered assets versus the payments received during the resolution process, that are reimbursable by the FDIC, are recognized as reductions in the FDIC indemnification asset. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC. The following table represents a summary of the activity related to the FDIC indemnification asset for the years ended September 30, 2017, 2016 and 2015:

	September 30,
	2017	2016	2015
	(dollars in thousands)
Balance at beginning of year	$10,777	$14,722	$26,678
Amortization	(4,748)	(3,836)	(7,552)
Changes in expected reimbursements from FDIC for changes in expected credit losses	(45)	(278)	(305)
Changes in reimbursable expenses	(986)	(791)	(1,972)
Payments (reimbursements) of covered losses from the FDIC	706	960	(2,127)
Balance at end of year	$5,704	$10,777	$14,722
The loss claims filed are subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. The commercial loss share agreement claim period ended on June 4, 2015. The non-commercial loss share agreement ends June 4, 2020.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

9. Premises and Equipment
The major classes of premises and equipment and the total amount of accumulated depreciation as of September 30, 2017 and 2016, are as follows:

	September 30,
	2017	2016
	(dollars in thousands)
Land	$25,973	$26,591
Buildings and building improvements	89,927	94,306
Furniture and equipment	26,160	27,597
Construction in progress	273	768
Total	142,333	149,262
Accumulated depreciation	(30,124)	(30,756)
Premise and equipment, net	$112,209	$118,506
Depreciation expense was $7.6 million, $7.5 million and $8.5 million for the years ended September 30, 2017, 2016 and 2015, respectively.
Included in the premises and equipment is $5.1 million and $8.1 million of property held for sale as of September 30, 2017 and 2016, respectively. The Company measures assets held for sale at the lower of carrying amount or estimated fair value, there was no impairment charge recognized as of September 30, 2017.
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
The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at September 30, 2017 and 2016.

	September 30, 2017
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:	(dollars in thousands)
Interest rate swaps	$1,061,545	Liabilities	$1,850	$(19,005)
Mortgage loan commitments	37,765	Assets	—	(48)
Mortgage loan forward sale contracts	43,628	Liabilities	48	—

	September 30, 2016
	Notional Amount	Balance Sheet Location	Positive Fair Value	Negative Fair Value
Derivatives not designated as hedging instruments:	(dollars in thousands)
Interest rate swaps	$1,055,822	Liabilities	$525	$(81,974)
Mortgage loan commitments	52,333	Assets	66	—
Mortgage loan forward sale contracts	60,529	Liabilities	—	(66)

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
Credit-risk-related contingent features
The Company has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty has the right to terminate the derivative positions and the Company would be required to settle its obligations under the agreements. As of September 30, 2017 and 2016, the termination value of derivatives in a net liability position related to these agreements was $20.3 million and $84.4 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with its derivative counterparties and as of September 30, 2017 and 2016 the Company had posted $25.0 million and $106.1 million, respectively, in eligible collateral. At September 30, 2017 and 2016, the Company had $4.6 million and $0.0 million, respectively, in cash collateral pledged to derivative counterparties, which was held in an interest bearing deposit account and is included in cash in the consolidated balance sheet.
The effect of derivatives on the consolidated statements of income for the years ended September 30, 2017, 2016 and 2015 was as follows:

		Amount of Gain (Loss) Recognized in Income
		September 30,
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income	2017	2016	2015
		(dollars in thousands)
Interest rate swaps	Noninterest income	$49,900	$(48,658)	$(62,088)
Mortgage loan commitments	Noninterest income	(48)	66	95
Mortgage loan forward sale contracts	Noninterest income	48	(66)	(95)
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
The following tables present the Company's gross derivative financial assets and liabilities at September 30, 2017 and 2016, and the related impact of enforceable master netting arrangements and cash collateral, where applicable:

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments[1]	Net Amount
September 30, 2017	(dollars in thousands)
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,850	$(1,850)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(19,005)	1,850	(17,155)	17,155	—
Total derivative financial liabilities	$(17,155)	$—	$(17,155)	$17,155	$—

[1] The actual amount of collateral exceeds the fair value exposure, at the individual counterparty level, as of the date presented.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets	Held/Pledged Financial Instruments[1]	Net Amount
September 30, 2016	(dollars in thousands)
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$525	$(525)	$—	$—	$—
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	(81,974)	525	(81,449)	81,449	—
Total derivative financial liabilities	$(81,449)	$—	$(81,449)	$81,449	$—

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
Long-term loans and written loan commitments for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $8.8 million and $74.1 million at September 30, 2017 and 2016, respectively. The total unpaid principal balance of these long-term loans was approximately $1.01 billion and $1.06 billion at September 30, 2017 and 2016, respectively. The fair value of these loans and written loan commitments is included in total loans in the consolidated balance sheets and are grouped with commercial real estate, agricultural and commercial non-real estate loans in Note 5. As of September 30, 2017 and 2016, there were loans with a fair value of $14.7 million and $9.4 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $17.0 million and $10.8 million, respectively.
Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported within the consolidated statements of income are as follows for the years ended September 30, 2017, 2016 and 2015 (in thousands):

	September 30,
	2017		2016		2015
	Noninterest Income / (Loss)	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value
	(dollars in thousands)
Long-term loans and written loan commitments	$(65,231)	$(65,231)	$26,314	$26,314	$36,742	$36,742
For long-term loans and written loan commitments at September 30, 2017, 2016 and 2015, approximately $0.9 million, $1.6 million and $0.2 million, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

12. Goodwill
A summary of changes to the carrying amount of goodwill as of September 30, 2017 and 2016 is as follows:

	September 30,
	2017	2016
	(dollars in thousands)
Balance, beginning of year	$739,023	$697,807
Goodwill acquired during the year	—	41,216
Balance, end of year	$739,023	$739,023
The goodwill acquired in 2016 was a result of the HF Financial acquisition. See Note 2 for further information.
The Company performs an impairment analysis annually, and more frequently whenever events or changes in circumstances indicate that it is more likely than not fair value is less than carrying value. To test impairment, an analysis is performed by comparing the fair value of the Company to the carrying amount of its net assets. Fair value is based on the best information available, such as present value of future cash flows or multiple of earnings techniques. In the fourth quarter of fiscal year 2017, the Company elected to early adopt ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removed Step 2 of the goodwill impairment test. The adoption of this standard had no impact to the consolidated financial statements.
For the years ended September 30, 2017, 2016 and 2015, the Company did not recognize any impairment related to goodwill.
13. Core Deposits and Other Intangibles
A summary of intangible assets subject to amortization as of September 30, 2017 and 2016 is as follows:

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Other	Total
As of September 30, 2017	(dollars in thousands)
Gross carrying amount	$67,018	$8,464	$16,089	$538	$92,109
Accumulated amortization	(61,258)	(5,264)	(16,089)	(124)	(82,735)
Net intangible assets	$5,760	$3,200	$—	$414	$9,374
As of September 30, 2016
Gross carrying amount	$67,018	$8,464	$16,089	$538	$92,109
Accumulated amortization	(59,842)	(4,700)	(15,800)	(35)	(80,377)
Net intangible assets	$7,176	$3,764	$289	$503	$11,732
Amortization expense of intangible assets was $2.4 million, $3.3 million and $7.1 million for the years ended September 30, 2017, 2016 and 2015, respectively.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows:

Amount
(dollars in thousands)
2018	$1,662
2019	1,538
2020	1,430
2021	1,334
2022	1,249
2023 and thereafter	2,161
Total	$9,374

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

14. Loan Servicing Rights
Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The following table is the activity for loan servicing rights and the related valuation allowance:

	September 30,
	2017	2016	2015
	(dollars in thousands)
Loan servicing rights
Beginning of year	$5,794	$—	$—
Acquired in HF Financial acquisition	—	6,573	—
Additions	—	—	—
Amortization [1]	(1,639)	(779)	—
End of year	$4,155	$5,794	$—

Valuation allowance
Beginning of year	$(13)	$—	$—
Additions / (reductions) [1]	(68)	(13)	—
End of year	$(81)	$(13)	$—
Loan servicing rights, net	$4,074	$5,781	$—

Servicing fees received	$2,033	$930	$—
Balance of loans serviced at:
Beginning of year	868,865	—	—
End of year	722,461	868,865	—

[1] Changes to carrying amounts are reported net of loan servicing income on the consolidated statements of income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity and prospective industry consensus data. An independent third party is utilized to calculate the amortization and valuation based upon specific loan characteristics, prepayment speeds generated from a validation model utilizing both empirical and market derived data and discount rates. At September 30, 2017, the constant prepayment rates (CPR) used to calculate the amortization averaged 12.5%. For valuation purposes, an average discount rate of 11.9% was utilized at September 30, 2017. Based on the Company's analysis of mortgage servicing rights, a $0.1 million valuation reserve was recorded at September 30, 2017, and a $0.0 million valuation reserve was recorded at September 30, 2016 and 2015.
15. Deposits
The composition of deposits as of September 30, 2017 and 2016 is as follows:

	September 30,
	2017	2016
	(dollars in thousands)
Noninterest-bearing demand	$1,856,126	$1,880,512
NOW accounts, money market and savings	5,847,432	5,343,183
Time deposits, $250,000 or more	273,365	265,904
Other time deposits	1,000,690	1,115,191
Total	$8,977,613	$8,604,790
At September 30, 2017 and 2016, the Company had $725.4 million and $641.4 million, respectively, in brokered deposits.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

At September 30, 2017, the following table presents the scheduled maturities of time deposits in subsequent fiscal years. Accounts with no stated maturity date are included in 2018.

Amount
(dollars in thousands)
2018	$768,026
2019	273,140
2020	126,145
2021	60,644
2022	44,339
2023 and thereafter	1,761
Total	$1,274,055
16. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $139.3 million and $151.8 million and fair value of approximately $137.4 million and $152.3 million at September 30, 2017 and 2016, respectively. In most cases, the Company over-collateralizes the repurchase agreements at 102% of total funds borrowed to protect the purchaser from changes in market value.  Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered. The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at September 30, 2017 and 2016.

	September 30, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements	(dollars in thousands)
Municipal securities	$3,626	$—	$—	$—	$3,626
Mortgage-backed securities	129,010	—	—	—	129,010
Total repurchase agreements	$132,636	$—	$—	$—	$132,636

	September 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous		Up to 30 Days	30-90 Days	Greater than 90 Days		Total
Repurchase agreements	(dollars in thousands)
Municipal securities	$—	—	$—	$—	$—	—	$—
Mortgage-backed securities	138,744		—	—	2,944		141,688
Total repurchase agreements	$138,744		$—	$—	$2,944		$141,688

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

17. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at September 30, 2017 and 2016:

	September 30,
	2017	2016
	(dollars in thousands)
Short-term borrowings:
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 1.25% to 1.27% and maturity dates of October 2017, collateralized by real estate loans and FHLB stock, with various call dates at the option of the FHLB	$512,200	$—
Federal Home Loan Bank fed funds advance, interest rate of 1.33%, maturity date of October 2018	75,000	231,000
Long-term borrowings:
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 1.05% to 3.66% and maturity dates from April 2018 to July 2023, collateralized by real estate loans and FHLB stock, with various call dates at the option of the FHLB	56,000	640,000
Total	643,200	871,000
Fair value adjustment [1]	$14	$37
Total FHLB advances and other borrowings	$643,214	$871,037

[1] Adjustment reflects the fair value adjustments related to the FHLB advances and notes payable assumed as part of the HF Financial acquisition.
The Company has a $10.0 million revolving line of credit which expires on July 28, 2018. The line of credit has an interest rate of one month LIBOR plus 200 basis points, with interest payable monthly. There is also an unused line fee of 0.15% on the unused portion which is payable quarterly. The interest rate was 3.24% at September 30, 2017. There were no outstanding advances on this line of credit at September 30, 2017 and 2016.
As of September 30, 2017, the Company had a borrowing capacity of $1.89 billion with the FRB Discount Window. Principal balances of loans pledged to FRB Discount Window to collateralize the borrowing totaled $2.55 billion at September 30, 2017 and $0.0 million at September 30, 2016. The Company has secured this line for contingency funding.
As of September 30, 2017 and September 30, 2016, based on our Federal Home Loan Bank stock holdings, the combined aggregate additional borrowing capacity of the Company with the Federal Home Loan Bank was $1.55 billion and $1.09 billion, respectively.
Principal balances of loans pledged to the Federal Home Loan Bank to collateralize notes payable totaled $3.71 billion and $3.11 billion at September 30, 2017 and 2016, respectively.
As of September 30, 2017, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows:

Amount
(dollars in thousands)
2018	$543,200
2019	75,000
2020	—
2021	—
2022	—
2023 and thereafter	25,000
Total	$643,200

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

18. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has caused seven trusts to be created that have issued Company Obligated Mandatorily Redeemable Preferred Securities (the "Preferred Securities"). These trusts are described herein.
The sole assets of the trusts are junior subordinated deferrable interest debentures (the "Debentures") issued by the Company (or assumed as part of the HF Financial and Sunstate Bank acquisitions) with interest, maturity, and distribution provisions similar in term to the respective Preferred Securities. Additionally, to the extent interest payments are deferred on the Debentures, payment on the Preferred Securities will be deferred for the same period.
The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes the Debentures qualify as elements of capital. As of September 30, 2017 and 2016, $73.5 million and $77.2 million, respectively, of Debentures were eligible for treatment as Tier 1 capital.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
The Company acquired the HFB Trust V in the acquisition of HF Financial. HF Financial Corp. caused to be issued 10,000 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of HFB Trust V on December 7, 2006, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 183 basis points. Interest Payment dates are March 1, June 1, September 1, and December 1 of each year, beginning March 1, 2007, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed March 1, 2037; however, subject to the Company receiving prior approval of the Federal

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Reserve, if required, the Company has the right to redeem the Debentures in whole or in part, at any time, within 90 days following the occurrence of a Special Event, at a premium as defined by the Indenture if a “Special Event” occurs prior to March 1, 2012. A “Special Event” means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after March 1, 2012, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.
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
In the first quarter of fiscal year 2017 the Company redeemed 5,000 shares of the HF Capital Trust V Debentures under the First Supplemental Indenture dated May 13, 2016.
Relating to the trusts, the Company held as assets $2.5 million in common shares at September 30, 2017 and 2016, which are included in other assets on the consolidated balance sheets.
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at September 30, 2017, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, which commenced February 15, 2016 until August 15, 2020, to but excluding the maturity date or date of earlier redemption, the notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. Unamortized debt issuance costs related to these notes, which are included in Subordinated Debentures and Subordinated Notes Payable, totaled $0.2 million and $0.3 million at September 30, 2017 and 2016, respectively. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Subordinated debentures and subordinated notes payable are summarized as follows:

	September 30, 2017		September 30, 2016
	Amount outstanding	Common Shares Held in Other Assets	Amount outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to nonconsolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GWB Capital Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	10,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	80,920	$2,520
Less: fair value adjustment [1]	(2,409)		(3,765)
Total junior subordinated debentures payable, net of fair value adjustment	73,511		77,155

Subordinated notes payable
Fixed to floating rate, 4.875% per annum	35,000		35,000
Less: unamortized debt issuance costs	(209)		(282)
Total subordinated notes payable	34,791		34,718
Total subordinated debentures and subordinated notes payable	$108,302		$111,873

[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.
19. Income Taxes
The provision for income taxes charged to operations consists of the following for the years ended September 30, 2017, 2016 and 2015:

	September 30,
	2017	2016	2015
	(dollars in thousands)
Currently paid or payable
Federal	$56,171	$51,749	$38,105
State	10,639	8,677	7,342
Total	66,810	60,426	45,447
Deferred tax (benefit) expense
Federal	2,477	(1,513)	6,688
State	154	$(50)	$352
Total	2,631	(1,563)	7,040
Total provision for income taxes	$69,441	$58,863	$52,487

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income due to the following for the years ended September 30, 2017, 2016 and 2015:

	September 30,
	2017	2016	2015
	(dollars in thousands)
Income tax expense computed at the statutory rate	$74,979	$63,041	$56,543
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	7,015	5,608	4,772
Tax exempt interest income	(7,973)	(7,534)	(6,560)
Tax benefit of stock-based compensation plans	(2,153)	—	—
Other	(2,427)	(2,252)	(2,268)
Income tax expense, as reported	$69,441	$58,863	$52,487
Net deferred tax assets (liabilities) consist of the following components at September 30, 2017 and 2016:

	September 30,
	2017	2016
	(dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$23,730	$24,016
Compensation	6,227	6,306
Net operating loss carryforward	—	17
Securities available for sale	3,413	—
Other real estate owned	763	1,231
Core deposit intangible and other fair value adjustments	6,058	7,303
Excess tax basis of FDIC indemnification asset and clawback liability	4,563	2,514
Excess tax basis of loans acquired over carrying value	9,417	12,896
Other reserves	4,406	2,989
Other	6,922	4,580
Total deferred tax assets	65,499	61,852
Deferred tax liabilities:
Goodwill and other intangibles	(13,784)	(11,555)
Securities available for sale	—	(3,398)
Premises and equipment	(8,828)	(7,758)
Other	(487)	(795)
Total deferred tax liabilities	(23,099)	(23,506)
Net deferred tax assets	$42,400	$38,346
At September 30, 2017 the Company had an income tax receivable from the IRS of $4.6 million, which is included in other assets on the consolidated balance sheets. At September 30, 2016, the Company had an income tax receivable from the IRS of $0.2 million and an income tax payable of $1.6 million to National Americas Holdings, LLC (the parent company of NAI prior to its dissolution), the net of which is included in other assets on the consolidated balance sheets.
Management has determined a valuation reserve is not required for the deferred tax assets as of September 30, 2017 and 2016 because it is more likely than not these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.
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
Uncertain tax positions were not significant at September 30, 2017 or 2016.
The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2013.
20. Employee Benefit Plans
Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan (the Plan). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $5.3 million, $4.7 million and $4.0 million to the Plan for the years ended September 30, 2017, 2016 and 2015, respectively.
Defined Benefit Plan
The Company acquired a noncontributory (cash balance) defined benefit pension plan from HF Financial which covers former employees of HF Financial and its wholly-owned subsidiaries. Effective July 1, 2015, the plan was frozen which eliminates future contributions for qualified individuals.
On November 27, 2017, the Company's Board of Directors (the Board) voted to terminate the Plan, effective February 1, 2018. In order to settle its liabilities under the Plan, the Company will offer participants the option to receive either an annuity purchased from an insurance carrier or a lump-sum cash payment. If the total $3.1 million value of the Plan's cash assets is insufficient to cover the lump-sum payouts and annuity purchases, the Company will contribute the necessary funds to complete the termination of the Plan. In addition to plan assets, the Company has a $2.3 million pension liability recorded as of September 30, 2017. The required final contribution is subject to a number of factors, including changes in interest rates and the exact proportion of participants electing a lump-sum distribution versus an annuity. The Company estimates that the total benefit payments will be $5.4 million as part of Plan termination. At this time, the Company is unable to estimate the net income or expense associated with terminating the plan, but believes the amount will not be material to the financial statements.
The Company anticipates completing the transfer of all liabilities and administrative responsibilities under the Plan by the end of fiscal third quarter 2018. Once this process is complete, the Company will no longer have any remaining pension obligations and thus no periodic pension expense.
The following table sets forth the pension plan funded status, using the valuation date of September 30, 2017:

	September 30,
	2017	2016
	(dollars in thousands)
Changes in benefit obligations:
Benefit obligations, beginning of year	$6,355	—
Acquired in HF Financial acquisition	—	8,642
Service cost	50	21
Interest cost	223	176
Benefits paid	(803)	(2,677)
Plan changes	—	—
Assumption changes	(286)	265
Actuarial loss	(167)	(72)
Benefit obligations, end of year	$5,372	$6,355

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

	September 30,
	2017	2016
	(dollars in thousands)
Changes in plan assets:
Fair value of plan assets, beginning of year	$3,359	$—
Acquired in HF Financial acquisition	—	5,642
Actual return on plan assets	277	226
Company contributions	260	168
Benefits paid	(803)	(2,677)
Fair value of plan assets, end of year	$3,093	$3,359
Funded status [1]	$(2,279)	$(2,996)
Amounts recognized in accumulated other comprehensive income (loss) consists of net gain	$329	$—
Accumulated benefit obligation	$5,372	$6,355

[1] Amounts included in other liabilities in the consolidated balance sheets.
Information relative to the components of net periodic benefit cost measured at/or for the fiscal years ended September 30, 2017, 2016 and 2015 for the defined benefit plan is presented below:

	September 30,
	2017	2016	2015
	(dollars in thousands)
Net periodic benefit cost
Service cost	$50	$21	$—
Interest cost	223	176	—
Expected return on plan assets	(258)	(190)	—
Amortization of prior losses	—	50	—
Net periodic benefit cost	$15	$57	$—
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net gain	329	—	—
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$314	$(57)	$—
The weighted-average assumptions used to determine benefit obligations are as follows as of September 30, 2017 and 2016:

	September 30,
	2017	2016
Discount rate - pre-retirement	3.83%	3.57%
Discount rate - post-retirement	3.83%	3.57%
Rate of compensation increase [1]	N/A	N/A

[1] Effective July 1, 2015, the plan was frozen whereby the rate of compensation increases, which relate to future additional contributions to the plan, are not applicable in the future.
The weighted-average assumptions used to determine net periodic benefit costs are as follows as of September 30, 2017, 2016 and 2015:

	September 30,
	2017	2016	2015
Discount rate - pre-retirement	3.83%	3.57%	—%
Discount rate - post-retirement	3.83%	3.57%	—%
Rate of compensation increase	4.00%	4.00%	—%
Expected long-term return on plan assets	8.00%	8.00%	—%

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The assumed expected long-term rate of return on pension assets used in the calculation for 2017 pension plan expense was 8.00%. Determination of the plan's expected long-term rate of return is based on the current asset allocation of the plan, as well as the historical and expected returns on each asset class. The expected long-term rate of return reflects forward-looking economic forecasts.
Due to pending termination of the Plan on February 1, 2018 described above, all plan assets have been transferred to cash and cash equivalents to minimize market risk prior to final benefit payments to plan participants.

	Fair Value	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
As of September 30, 2017	(dollars in thousands)
Equities	$—	—%	55.00%	[1]
Fixed	—	—%	30.00%	[2]
Other	—	—%	10.00%	[3]
Cash and cash equivalents	3,093	100%	5.00%	[2]
Total pension plan assets	$3,093	100.00%	100.00%

As of September 30, 2016
Equities	$2,200	65.50%	55.00%	[1]
Fixed	1,130	33.63%	30.00%	[2]
Other	—	—%	10.00%	[3]
Cash and cash equivalents	29	0.87%	5.00%	[2]
Total pension plan assets	$3,359	100.00%	100.00%

[1] Includes a plus/minus range of 10.0%
[2] Includes a plus/minus range of 5.0%
3' Maximum allocation of 10.0%
The following table shows the fair values of the Company's pension plan assets by asset category at September 30, 2017. Information about the valuation techniques and inputs used to measure fair value is provided in Note 25 Fair Value Measurements.

	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2017	(dollars in thousands)
Cash and cash equivalents	$3,093	$3,093	$—	$—
Equity securities:
Domestic fund	—	—	—	—
International fund	—	—	—	—
Emerging markets fund	—	—	—	—
Fixed income securities:
International fixed income fund	—	—	—	—
Taxable fixed income fund	—	—	—	—
Total pension plan assets	$3,093	$3,093	$—	$—

As of September 30, 2016
Cash and cash equivalents	$29	$29	$—	$—
Equity securities:
Domestic fund	1,499	1,499	—	—
International fund	551	551	—	—
Emerging markets fund	150	150	—	—
Fixed income securities:
International fixed income fund	310	310	—	—
Taxable fixed income fund	820	820	—	—
Total pension plan assets	$3,359	$3,359	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following estimated future benefit payments are expected to be paid during the fiscal years ended September 30:

Amount
(dollars in thousands)
2018	$5,400
2019	—
2020	—
2021	—
2022	—
Total	$5,400
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
Effective with the adoption of ASU 2016-09 at the beginning of the fiscal year, stock compensation is recognized based on the number of awards to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of income. For the years ended September 30, 2017, 2016 and 2015 stock compensation expense was $6.5 million, $3.5 million and $1.2 million respectively. Related income tax benefits recognized for the years ended September 30, 2017, 2016 and 2015 were $2.5 million, $1.3 million and $0.5 million, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following is a summary of the Plans’ restricted share and performance-based stock award activity as of September 30, 2017 and 2016. The number of performance shares granted is reflected in the below table at the amount of achievement of the pre-established targets.

	September 30, 2017		September 30, 2016
	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted Shares
Restricted shares, beginning of fiscal year	160,335	$26.89	80,446	$18.18
Granted	90,363	39.35	113,543	30.95
Vested and issued	(68,293)	26.97	(25,729)	18.11
Forfeited	(2,068)	30.91	(7,925)	25.09
Canceled	—	—	—	—
Restricted shares, end of fiscal year	180,337	$33.06	160,335	$26.89

Vested, but not issuable at end of fiscal year	29,287	$30.05	24,480	$26.14

Performance Shares
Performance shares, beginning of fiscal year	236,185	$20.28	211,026	$18.00
Granted	137,612	39.43	43,371	30.78
Vested and issued	(235,055)	18.00	(55)	18.00
Forfeited	(5,138)	19.80	(18,157)	18.83
Canceled	—	—	—	—
Performance shares, end of fiscal year	133,604	$33.39	236,185	$20.28
As of September 30, 2017, there was $4.9 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.2 years. The fair value of the vested awards at September 30, 2017, was $1.2 million.
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
The Company met all capital adequacy and net worth requirements to which they are subject as of September 30, 2017 and 2016.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

As of September 30, 2017, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes have changed the Bank's categories.
As an approved mortgage seller, the Bank is required to maintain a minimum level of capital specified by the United States Department of Housing and Urban Development. At September 30, 2017 and 2016, the Bank met these requirements.
Capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2017
Tier 1 risk based capital (to risk-weighted assets):
Consolidated	$1,101,899	11.4%	$579,947	6.0%	N/A	N/A
Bank	1,112,466	11.6%	575,413	6.0%	$767,218	8.0%
Total risk based capital (to risk-weighted assets):
Consolidated	1,200,885	12.5%	768,566	8.0%	N/A	N/A
Bank	1,176,451	12.2%	771,443	8.0%	964,304	10.0%
Tier 1 leverage capital (to average assets):
Consolidated	1,101,899	10.3%	427,922	4.0%	N/A	N/A
Bank	1,112,466	10.4%	427,872	4.0%	534,839	5.0%
Common Equity Tier 1 risk based capital (to risk-weighted assets):
Consolidated	1,028,389	10.7%	432,500	4.5%	N/A	N/A
Bank	$1,112,466	11.6%	$431,560	4.5%	$623,365	6.5%

As of September 30, 2016
Tier 1 risk based capital (to risk-weighted assets):
Consolidated	$1,001,873	11.1%	$541,553	6.0%	N/A	N/A
Bank	1,023,386	11.3%	543,391	6.0%	$724,521	8.0%
Total risk based capital (to risk-weighted assets):
Consolidated	1,101,997	12.2%	722,621	8.0%	N/A	N/A
Bank	1,088,511	12.0%	725,674	8.0%	907,093	10.0%
Tier 1 leverage capital (to average assets):
Consolidated	1,001,873	9.5%	421,841	4.0%	N/A	N/A
Bank	1,023,386	9.7%	422,015	4.0%	527,519	5.0%
Common Equity Tier 1 risk based capital (to risk-weighted assets):
Consolidated	924,718	10.2%	407,964	4.5%	N/A	N/A
Bank	$1,023,386	11.3%	$407,543	4.5%	$588,673	6.5%

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

23. Commitments and Contingencies
Financial Instruments with Off-Balance-Sheet Risk
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. A summary of the Company’s commitments as of September 30, 2017 and 2016 is as follows:

	September 30,
	2017	2016
	(dollars in thousands)
Commitments to extend credit	$2,515,653	$2,158,041
Letters of credit	70,186	61,802
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
Asset Sales
The Bank regularly transfers financial assets as part of its mortgage banking activities. Transfers are recorded as sales when the criteria for surrender of control are met. The Bank has provided guarantees in connection with the sale of loans and has assumed a similar obligation in its acquisitions. The guarantees are generally in the form of asset buy back or make whole provisions that are triggered upon a credit event and remain in effect until the loans are collected. The maximum potential future payment related to these guarantees is not readily determinable because the Company’s obligation under these agreements depends on the occurrence of future events. There were $2.3 million and $2.6 million loans repurchased for the year ended September 30, 2017 and 2016, respectively. Incurred losses related to these repurchased loans and guaranteed loans as of September 30, 2017 and 2016, are not significant.
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
Lease Commitments
The Company leases several branch locations under terms of operating lease agreements expiring through December 31, 2032. The Company has the option to renew these leases for periods that range from 1 to 15 years. Total rent expense for these leases for the years ended September 30, 2017, 2016 and 2015, was $5.4 million, $5.1 million and $4.8 million, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Approximate future minimum rental payments for operating leases in excess of one year in subsequent fiscal years are as follows:

Amount
(dollars in thousands)
2018	$5,157
2019	4,523
2020	3,863
2021	2,737
2022	2,157
2023 and thereafter	6,629
Total	$25,066
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
24. Transactions With Related Parties
The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they have 10% or more beneficial ownership (commonly referred to as related parties). Total loans committed to related parties were not significant at September 30, 2017 and 2016.
Prior to the initial public offering of shares of its common stock in October 2014, the Company was an indirect wholly-owned subsidiary of NAB. Between October 2014 and July 2015, NAB divested itself of all holdings of the Company's common stock.
Interest paid to related parties for notes payable as discussed above was $0.0 million, $0.0 million and $0.8 million for the years ended September 30, 2017, 2016 and 2015, respectively.
In connection with the IPO, the Company and NAB entered into a Transitional Services Agreement which governs the continued provision of certain services to us by NAB or its affiliates for the applicable transition period. These services included acting as a counterparty to us on specified interest rate swaps consistent with past practice and providing fair value calculations related to specified loans and interest rate swaps, access to certain reporting systems and applications, certain risk, credit rating and tax oversight previously provided to us by a branch of NAB and certain insurance coverage under NAB’s group-wide insurance policies. Payments under this agreement were approximately $0.0 million, $0.0 million and $0.2 million for the years ended September 30, 2017, 2016 and 2015, respectively. NAB agreed to continue to act as a counterparty to us on previously contracted interest rate swaps and provide fair value calculations related to specified loans and interest rate swaps consistent with past practice, and certain insurance coverage under NAB’s group-wide insurance policies until October 1, 2016.
NAB has provided the Company’s employees with restricted shares of NAB stock subsequent to meeting short- and long-term incentive goals. A payable was recorded between the Company and NAB based on the value and vesting schedule of issued shares. Final vesting of the shares occurs in December 2017. The liability included in accrued expenses on the consolidated balance sheets was $0.1 million and $0.1 million at September 30, 2017 and 2016, respectively. The expense related to the restricted shares was $0.1 million, $0.1 million and $0.1 million for the years ended September 30, 2017, 2016 and 2015, respectively, and was included within salaries and employee benefits on the consolidated statements of income.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Prior to the initial public offering, our Chief Financial Officer and Chief Risk Officer were employees of NAB and its subsidiary, Bank of New Zealand, respectively. In connection with the IPO, the Company entered into employment agreements with our Chief Financial Officer and Chief Risk Officer, whose employment with NAB or Bank of New Zealand, as applicable, terminated. Additionally, the Company’s Chief Credit Officer was a NAB employee and the Head of Credit-Agribusiness was a Bank of New Zealand employee, both of whom were temporarily seconded to work with the Company beginning in November 2010 and December 2010, respectively, and continued through December 31, 2014. The Company has generally been responsible for paying the salary and benefits of these individuals while they were or continue to be NAB or Bank of New Zealand employees, however certain of these expenses are reimbursable by NAB. Expenses reimbursed by the Company to NAB in connection with these employees totaled $0.0 million, $0.0 million and $0.4 million for the years ended September 30, 2017, 2016 and 2015, respectively.
During fiscal year 2014, NAB apportioned to its U.S. operations, including the Company, certain costs associated with NAB’s compliance with rules implemented pursuant to authority granted under the Dodd-Frank Act. These costs were apportioned based on the aggregate amount of assets of each of NAB’s U.S. operations relative to the total assets of all of NAB’s U.S. operations. During the years ended September 30, 2017, 2016 and 2015, the Company paid NAB approximately $0.0 million, $0.0 million and $0.2 million, respectively, related to these apportioned costs.
In connection with the IPO, other than certain audit-related expenses paid by the Company, NAB has paid or will reimburse all fees and expenses the Company incurred in connection with the IPO. These expenses totaled $0.0 million, $0.0 million and $0.9 million for the years ended September 30, 2017, 2016 and 2015, respectively.
The Company’s Chief Executive Officer’s son owned a 22.5% interest in Sioux Falls Financial Services, LLC, which leases to the Company certain property in South Dakota used as an operations center. The lease agreement for this property commenced on April 1, 2011 and contains standard terms for similar lease arrangements. The interest was sold in April 2015. Payments under this lease totaled approximately $0.0 million, $0.0 million and $0.1 million for the years ended September 30, 2017, 2016 and 2015, respectively.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and classified as Level 2 securities. Level 2 securities include agency, mortgage-backed, states and political subdivisions, corporate debt, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
Interest Rate Swaps and Loans
Interest rate swaps are valued by the Company's Swap Dealers using cash flow valuation techniques with observable market data inputs. The fair value of loans accounted for under the fair value option represents the net carrying value of the loan, plus the equal and opposite amount of the value of the swap needed to hedge the interest rate risk and an adjustment for credit risk based on our assessment of existing market conditions for the specific portfolio of loans. This is used due to the strict prepayment penalties put in the loan terms to cover the cost of exiting the hedge of the loans in the case of early prepayment or termination. The adjustment for credit risk on loans accounted for under the fair value option is not significant to the overall fair value of the loans. The fair values estimated by the Company's Swap Dealers use interest rates that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The Company has entered into Collateral Agreements with its Swap Dealers and Futures Clearing Merchant which entitle it to receive collateral to cover market values on derivatives which are in asset position, thus a credit risk adjustment on interest rate swaps is not warranted. The Company regularly enters into interest rate lock commitments on mortgage loans to be held for sale with corresponding forward sales contracts related to these interest rate lock commitments, the fair values of which are calculated by applying observable market values from Fannie Mae TBA pricing to each interest rate lock commitment and forward sales contract, therefore, are classified within Level 2 of the valuation hierarchy. The Company also has back to back swaps with loan customers, with corresponding swaps with an outside third party in exact offsetting terms.
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and September 30, 2016:

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of September 30, 2017
U.S. Treasury securities	$228,603	$228,603	$—	$—
Mortgage-backed securities	1,065,737	—	1,065,737	—
States and political subdivision securities	72,586	—	71,517	1,069
Corporate debt securities	—	—	—	—
Other	1,034	—	1,034	—
Total securities available for sale	$1,367,960	$228,603	$1,138,288	$1,069
Derivatives-assets	$48	$—	$48	$—
Derivatives-liabilities	17,107	—	17,107	—
Fair value loans and written loan commitments	1,016,576	—	1,016,576	—

As of September 30, 2016
U.S. Treasury securities	$230,980	$230,980	$—	$—
Mortgage-backed securities	1,023,319	—	1,023,319	—
States and political subdivision securities	55,484	—	54,169	1,315
Corporate debt securities	5,022	—	5,022	—
Other	1,055	—	1,055	—
Total securities available for sale	$1,315,860	$230,980	$1,083,565	$1,315
Derivatives-assets	$66	$—	$66	$—
Derivatives-liabilities	81,515	—	81,515	—
Fair value loans and written loan commitments	1,131,111	—	1,131,111	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents the changes in Level 3 financial instruments for the years ended September 30, 2017, 2016 and 2015:

	September 30,
	2017	2016	2015
	(dollars in thousands)
Balance, beginning of year	$1,315	$1,835	$2,029
Additions	—	15	—
Principal paydown	(246)	(235)	(195)
Unrealized gain included in other comprehensive income	—	—	1
Realized loss on securities	—	(300)	—
Balance, end of year	$1,069	$1,315	$1,835
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
Property Held for Sale
This real estate property is carried in premises and equipment as property held for sale at fair value based upon the transactional price if available, or the appraised value of the property.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and 2016:

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of September 30, 2017
Other real estate owned	$7,728	$—	$—	$7,728
Impaired loans	185,388	—	—	185,388
Loans held for sale, at lower of cost or fair value	7,456	—	7,456	—
Loan servicing rights	4,074	—	—	4,074
Property held for sale	5,147	—	—	5,147

As of September 30, 2016
Other real estate owned	$6,911	$—	$—	$6,911
Impaired loans	190,743	—	—	190,743
Loans held for sale, at lower of cost or fair value	12,918	—	12,918	—
Loan servicing rights	5,781	—	—	5,781
Property held for sale	8,112	—	—	8,112
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at September 30, 2017 were as follows:

	Fair Value of Assets / (Liabilities) at September 30, 2017	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other real estate owned	$7,728	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	$185,388	Appraisal value	Property specific adjustment	N/A	N/A
Loan servicing rights	$4,074	Discounted cash flows	Constant prepayment rate Discount rate	9.7 - 23.0% 10.0 - 15.0%	12.5% 11.9%
Property held for sale	$5,147	Appraisal value	Property specific adjustment	N/A	N/A
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for balance sheet instruments as of September 30, 2017 and 2016, are as follows:

		September 30, 2017		September 30, 2016
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$360,396	$360,396	$524,611	$524,611
Loans, net excluding fair valued loans and loans held for sale	Level 3	7,881,018	7,798,134	7,473,973	7,433,851
Accrued interest receivable	Level 2	53,176	53,176	49,531	49,531
Cash surrender value of life insurance policies	Level 2	29,619	29,619	29,166	29,166
Federal Home Loan Bank stock	Level 2	37,551	37,551	47,025	47,025

Liabilities
Deposits	Level 2	$8,977,613	$8,978,926	$8,604,790	$8,603,708
FHLB advances and other borrowings	Level 2	643,214	645,421	871,037	874,763
Securities sold under repurchase agreements	Level 2	132,636	132,636	141,688	141,688
Accrued interest payable	Level 2	4,405	4,405	4,074	4,074
Subordinated debentures and subordinated notes payable	Level 2	108,302	108,293	111,873	112,826
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
The following information was used in the computation of basic and diluted earnings per share (EPS) for the years ended September 30, 2017, 2016 and 2015.

	September 30,
	2017	2016	2015
	(dollars in thousands, except per share data)
Net income	$144,786	$121,253	$109,065

Weighted average common shares outstanding	58,770,708	56,563,438	57,455,693
Dilutive effect of stock based compensation	258,674	165,912	45,185
Weighted average common shares outstanding for diluted earnings per share calculation	59,029,382	56,729,350	57,500,878

Basic earnings per share	$2.46	$2.14	$1.90
Diluted earnings per share	$2.45	$2.14	$1.90
The Company had 0 and 36,696 shares of unvested performance stock as of September 30, 2017 and 2016, respectively, which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 0 and 54,207 shares of anti-dilutive stock awards outstanding as of September 30, 2017 and 2016, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

27. Parent Company Only Financial Statements
Parent company only financial information for Great Western Bancorp, Inc. is summarized as follows:
Condensed Balance Sheets
(Dollars in Thousands)

	September 30,
	2017	2016
	(dollars in thousands)
Assets
Cash and cash equivalents	$15,004	$6,521
Investment in subsidiaries	1,839,293	1,762,070
Accrued interest receivable	9	8
Net deferred tax assets	1,502	855
Other assets	8,506	7,685
Total assets	$1,864,314	$1,777,139
Liabilities and stockholders’ equity
Subordinated debentures and subordinated notes payable	$108,302	$111,873
Accrued interest payable	465	431
Accrued expenses and other liabilities	547	1,444
Total liabilities	109,314	113,748
Stockholders’ equity
Common stock	588	587
Additional paid-in capital	1,314,039	1,312,347
Retained earnings	445,747	344,923
Accumulated other comprehensive income	(5,374)	5,534
Total stockholders’ equity	1,755,000	1,663,391
Total liabilities and stockholders’ equity	$1,864,314	$1,777,139
Condensed Statements of Comprehensive Income
(Dollars in Thousands)

	Years Ended September 30,
	2017	2016	2015
	(dollars in thousands)
Income
Dividends from subsidiary bank	$62,470	$70,582	$88,647
Dividends on securities	123	223	304
Other	62	48	53
Total income	62,655	70,853	89,004
Expenses
Interest on related party notes payable	—	—	771
Interest on subordinated debentures and subordinated notes payable	4,464	3,737	1,557
Salaries and employee benefits	6,847	3,723	1,547
Professional fees	631	378	722
Acquisition expenses	—	1,010	—
Other	2,204	2,512	2,224
Total expense	14,146	11,360	6,821
Income before income tax and equity in undistributed net income of subsidiaries	48,509	59,493	82,183
Income tax benefit	(8,147)	(3,414)	(2,850)
Income before equity in undistributed net income of subsidiaries	56,656	62,907	85,033
Equity in undistributed net income of subsidiaries	88,130	58,346	24,032
Net income	$144,786	$121,253	$109,065

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
(Dollars in Thousands)

	Years Ended September 30,
	2017	2016	2015
	(dollars in thousands)
Operating Activities
Net income	$144,786	$121,253	$109,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165	36	12
Gain on redemption of subordinated debentures	(111)	—	—
Stock-based compensation	6,810	3,517	1,236
Deferred income taxes	(1,796)	3	(5,351)
Changes in:
Accrued interest receivable	(1)	(3)	—
Other assets	(822)	(187)	2,510
Accrued interest and other liabilities	286	225	264
Equity in undistributed net income of subsidiaries	(88,130)	(58,346)	(24,032)
Net cash provided by operating activities	61,187	66,498	83,704
Investing activities
Business acquisitions, net of cash acquired	—	(30,832)	—
Net cash used in investing activities	—	(30,832)	—
Financing Activities
Proceeds from issuance of subordinated notes payable, net	—	—	34,632
Redemption of subordinated debentures	(3,625)	—	—
Payment of related party notes payable	—	—	(41,295)
Common stock repurchased	(5,605)	—	(60,000)
Dividends paid	(43,474)	(31,419)	(20,520)
Net cash used in financing activities	(52,704)	(31,419)	(87,183)
Net increase (decrease) in cash and cash equivalents	8,483	4,247	(3,479)
Cash and cash equivalents, beginning of year	6,521	2,274	5,753
Cash and cash equivalents, end of year	$15,004	$6,521	$2,274

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Report Regarding Internal Controls
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission (2013 Framework).
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
Attestation Report of the Independent Registered Public Accounting Firm
Our internal control over financial reporting as of September 30, 2017 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report set forth below.
Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Great Western Bancorp, Inc.

We have audited Great Western Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Great Western Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Great Western Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Great Western Bancorp, Inc. as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017 and our report dated November 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
November 28, 2017

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2017, the end of our fiscal year. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Item 1. Business—Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2017, the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2017, the end of our fiscal year. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5 under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans” in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2017, the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2017, the end of our fiscal year.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)    The following financial statements are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 of this Annual Report on the Form 10-K and are incorporated herein by reference.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - September 30, 2017 and 2016
Consolidated Statements of Income - For the Years Ended September 30, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income - For the Years Ended September 30, 2017, 2016 and 2015
Consolidated Statements of Changes in Stockholders' Equity - For the Years Ended September 30, 2017, 2016 and 2015
Consolidated Statements of Cash Flows - For the Years Ended September 30, 2017, 2016 and 2015
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

Great Western Bancorp, Inc.
Date: November 28, 2017	By:	/s/ Ken Karels
	Name:	Ken Karels
	Title:	Chairman, President and Chief Executive Officer

The undersigned directors and officers do hereby constitute and appoint Ken Karels and Peter Chapman and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended September 30, 2017, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of November, 2017.

Signatures	Title

/s/ Ken Karels
Ken Karels	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ James Brannen
James Brannen	Director

/s/ Frances Grieb
Frances Grieb	Director

/s/ Thomas Henning
Thomas Henning	Lead Independent Director

/s/ James Israel
James Israel	Director

/s/ Stephen Lacy
Stephen Lacy	Director

/s/ Daniel Rykhus
Daniel Rykhus	Director

/s/ James Spies
James Spies	Director

/s/ Peter Chapman
Peter Chapman	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

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

Number	Description

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

4.17
First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust III trust preferred securities) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016)

4.18
First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust IV trust preferred securities) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016)

4.19
First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust VI trust preferred securities) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016)

4.20
First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust V trust preferred securities) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016)

10.1 *
Employment Agreement, dated September 15, 2014, between Great Western Bancorp, Inc. and Kenneth Karels (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

10.2 *
Employment Agreement, dated September 12, 2014, between Great Western Bancorp, Inc. and Peter Chapman (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

10.3 *
Employment Agreement, dated September 12, 2014, between Great Western Bancorp, Inc. and Stephen Ulenberg (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

10.4 * **	Employment Agreement, dated August 27, 2014, between Great Western Bancorp, Inc. and Doug Bass

10.5 *
Employment Agreement, dated January 23, 2011, between Great Western Bancorp, Inc. and Michael Gough (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on July 27, 2017)

10.6 *
Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Great Western Bancorp, Inc. on October 16, 2014 (File No. 333-199426))

10.7 *
Great Western Bancorp, Inc. 2014 Non-Employee Director Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by Great Western Bancorp, Inc. on October 16, 2014 (File No. 333-199426))

10.8 *
Great Western Bancorp, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014)

10.9 *
Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.10 *
Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

Number	Description

10.11 *
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

10.13
Credit Agreement, dated July 31, 2015, between Great Western Bancorp, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed by Great Western Bancorp, Inc. on December 11, 2015)

10.14 *	Great Western Bancorp, Inc. Clawback Policy (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Great Western Bancorp, Inc. on August 1, 2016)

11.1	Statement regarding Computation of Per Share Earnings (included as Note 26 to the registrant's audited consolidated financial statements)

21.1 **	Subsidiaries of Great Western Bancorp, Inc.

23.1 **	Consent of Ernst & Young LLP

24.1 **	Powers of Attorney (included on signature pages)

31.1 **	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan

** Filed herewith

*** Furnished, not filed