Form 10-Q
period 2017-12-31
Great Western Bancorp, Inc.
filed 2018-02-07
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of February 1, 2018, the number of shares of the registrant’s Common Stock outstanding was 58,896,189.

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

3-

•
operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cyber-security, technological changes, vendor problems, business interruption and fraud risks;

•	fluctuations in the values of our assets and liabilities and off-balance sheet exposures;

•	unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs;

•	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;

•	possible impairment of our goodwill and other intangible assets, or any adjustment of the valuation of our deferred tax assets;

•	the effects of geopolitical instability, including war, terrorist attacks, and man-made and natural disasters;

•	the impact of, and changes in applicable laws, regulations and accounting standards, policies and interpretations, including the impact of the Tax Cuts and Jobs Act of 2017;

•	legal, compliance and reputational risks, including litigation and regulatory risks;

•	our inability to receive dividends from our bank and to service debt, pay dividends to our common stockholders and satisfy obligations as they become due;

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

•	other risks and uncertainties inherent to our business, including those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement to reflect events or circumstances occurring after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	(Unaudited)
	December 31, 2017	September 30, 2017
Assets
Cash and due from banks	$189,907	$170,657
Interest-bearing bank deposits	107,689	189,739
Cash and cash equivalents	297,596	360,396
Securities available for sale	1,366,641	1,367,960
Loans, net of unearned discounts and deferred fees, including $53,388 and $57,537 of loans covered by FDIC loss share agreements at December 31, 2017 and September 30, 2017, respectively, and $980,144 and $1,016,576 of loans at fair value under the fair value option at December 31, 2017 and September 30, 2017, respectively, and $5,757 and $7,456 of loans held for sale at December 31, 2017 and September 30, 2017, respectively	9,165,373	8,968,553
Allowance for loan and lease losses	(64,023)	(63,503)
Net loans	9,101,350	8,905,050
Premises and equipment, including $1,111 and $5,147 of property held for sale at December 31, 2017 and September 30, 2017, respectively	107,731	112,209
Accrued interest receivable	54,817	53,176
Other repossessed property, including $86 and $0 of property covered by FDIC loss share agreements at December 31, 2017 and September 30, 2017, respectively	10,486	8,985
Goodwill	739,023	739,023
Cash surrender value of life insurance policies	29,823	29,619
Net deferred tax assets	28,548	42,400
Other assets	70,566	71,193
Total assets	$11,806,581	$11,690,011
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$1,932,080	$1,856,126
Interest-bearing	7,092,105	7,121,487
Total deposits	9,024,185	8,977,613
Securities sold under agreements to repurchase	116,884	132,636
FHLB advances and other borrowings	721,009	643,214
Subordinated debentures and subordinated notes payable	108,343	108,302
Accrued expenses and other liabilities	68,287	73,246
Total liabilities	10,038,708	9,935,011
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 58,896,189 shares issued and outstanding at December 31, 2017 and 58,834,066 shares issued and outstanding at September 30, 2017	588	588
Additional paid-in capital	1,314,723	1,314,039
Retained earnings	463,207	445,747
Accumulated other comprehensive (loss)	(10,645)	(5,374)
Total stockholders' equity	1,767,873	1,755,000
Total liabilities and stockholders' equity	$11,806,581	$11,690,011
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended
	December 31, 2017	December 31, 2016
Interest and dividend income
Loans	$107,680	$99,932
Taxable securities	6,494	5,878
Nontaxable securities	260	199
Dividends on securities	289	300
Federal funds sold and other	231	346
Total interest and dividend income	114,954	106,655
Interest expense
Deposits	10,998	7,290
Securities sold under agreements to repurchase	95	115
FHLB advances and other borrowings	2,069	1,271
Subordinated debentures and subordinated notes payable	1,170	1,088
Total interest expense	14,332	9,764
Net interest income	100,622	96,891
Provision for loan and lease losses	4,557	7,049
Net interest income after provision for loan and lease losses	96,065	89,842
Noninterest income
Service charges and other fees	13,178	13,837
Wealth management fees	2,185	2,254
Mortgage banking income, net	1,660	2,662
Net (loss) on sale of securities	(1)	—
Net (decrease) in fair value of loans at fair value	(8,665)	(64,001)
Net realized and unrealized gain on derivatives	7,227	58,976
Other	1,090	1,930
Total noninterest income	16,674	15,658
Noninterest expense
Salaries and employee benefits	32,868	31,634
Data processing	5,896	5,677
Occupancy expenses	4,002	4,024
Professional fees	4,240	2,835
Communication expenses	988	1,040
Advertising	1,059	975
Equipment expense	846	798
Net loss recognized on repossessed property and other related expenses	214	658
Amortization of core deposits and other intangibles	426	839
Acquisition expenses	—	710
Other	4,329	3,347
Total noninterest expense	54,868	52,537
Income before income taxes	57,871	52,963
Provision for income taxes	28,641	16,060
Net income	$29,230	$36,903
Basic earnings per common share
Weighted average shares outstanding	58,902,629	58,750,522
Basic earnings per share	$0.50	$0.63
Diluted earnings per common share
Weighted average shares outstanding	59,087,729	58,991,905
Diluted earnings per share	$0.49	$0.63
Dividends per share
Dividends paid	$11,770	$9,981
Dividends per share	$0.20	$0.17
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	December 31, 2017	December 31, 2016
Net income	$29,230	$36,903
Other comprehensive (loss), net of tax:
Securities available for sale:
Net unrealized holding (loss) arising during the year	(8,645)	(21,468)
Reclassification adjustment for net loss realized in net income	1	—
Income tax benefit	3,283	8,158
Net change in unrealized (losses) on securities available for sale	(5,361)	(13,310)

Defined benefit pension plan obligation:
Net unrealized holding gain arising during the year	145	—
Income tax (expense)	(55)	—
Net change in defined benefit pension plan obligation	90	—
Other comprehensive (loss), net of tax	(5,271)	(13,310)
Comprehensive income	23,959	23,593
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statement of Stockholders' Equity (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2016		$587	$1,312,347	$344,923	$5,534	$1,663,391
Net income	$36,903	—	—	36,903	—	36,903
Other comprehensive (loss), net of tax	(13,310)	—	—	—	(13,310)	(13,310)
Total comprehensive income	$23,593
Stock-based compensation, net of tax		—	1,635	—	—	1,635
Cash dividends:
Common stock, $0.17 per share		—	—	(9,981)	—	(9,981)
Balance, December 31, 2016		$587	$1,313,982	$371,845	$(7,776)	$1,678,638

Balance, September 30, 2017		$588	$1,314,039	$445,747	$(5,374)	$1,755,000
Net income	$29,230	—	—	29,230	—	29,230
Other comprehensive (loss), net of tax	(5,271)	—	—	—	(5,271)	(5,271)
Total comprehensive income	$23,959
Stock-based compensation, net of tax		—	684	—	—	684
Cash dividends:
Common stock, $0.20 per share		—	—	(11,770)	—	(11,770)
Balance, December 31, 2017		$588	$1,314,723	$463,207	$(10,645)	$1,767,873
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three months ended
	December 31, 2017	December 31, 2016
Operating activities
Net income	$29,230	$36,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,514	3,990
Amortization of FDIC indemnification asset	1,018	867
Net loss on sale of securities	1	—
Gain on redemption of subordinated debentures	—	(111)
Net gain on sale of loans	(1,935)	(3,165)
Net loss on FDIC indemnification asset	224	211
Net loss on sale of premises and equipment	79	9
Net loss from sale/writedowns of repossessed property	214	658
Provision for loan and lease losses	4,557	7,049
Reversal of provision for loan servicing rights loss	(38)	(5)
Stock-based compensation	684	1,635
Originations of residential real estate loans held for sale	(48,476)	(87,868)
Proceeds from sales of residential real estate loans held for sale	52,110	94,866
Net deferred income taxes	17,226	(817)
Changes in:
Accrued interest receivable	(1,641)	174
Other assets	2,574	(524)
FDIC clawback liability	206	267
Accrued interest payable and other liabilities	(2,212)	(62,884)
Net cash provided by (used in) operating activities	57,335	(8,745)
Investing activities
Purchase of securities available for sale	(55,865)	(144,530)
Proceeds from sales of securities available for sale	164	—
Proceeds from maturities of securities available for sale	47,125	67,468
Net increase in loans	(205,929)	(105,771)
Payment of covered losses from FDIC indemnification claims	(230)	(188)
Purchase of premises and equipment	(1,469)	(940)
Proceeds from sale of premises and equipment	3,993	1
Proceeds from sale of repossessed property	1,956	2,641
Purchase of FHLB stock	(17,020)	(3,000)
Proceeds from redemption of FHLB stock	13,969	9,512
Net cash used in investing activities	(213,306)	(174,807)
Financing activities
Net increase in deposits	46,659	101,663
Net (decrease) increase in securities sold under agreements to repurchase and other short-term borrowings	(15,752)	1,053
Proceeds from FHLB advances and other long-term borrowings	665,000	24,999
Repayments on FHLB advances and other long-term borrowings	(587,200)	(185,000)
Redemption of subordinated debentures	—	(3,625)
Taxes paid related to net share settlement of equity awards	(3,766)	—
Dividends paid	(11,770)	(9,981)
Net cash provided by (used in) financing activities	93,171	(70,891)
Net decrease in cash and cash equivalents	(62,800)	(254,443)
Cash and cash equivalents, beginning of period	360,396	524,611
Cash and cash equivalents, end of period	$297,596	$270,168
Supplemental disclosure of cash flow information
Cash payments for interest	$12,599	$9,246
Cash payments for income taxes	$1,117	$10,574
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(3,671)	$(1,110)
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
The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2017, which includes a description of significant accounting policies. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year or any other period.
The accompanying unaudited consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
FDIC Indemnification Asset and Clawback Liability
FDIC Indemnification assets are included in other assets on the consolidated balance sheets.
Core Deposits and Other Intangibles
Core deposits and other intangibles are included in other assets in the consolidated balance sheets.
Loan Servicing Rights
Loan servicing rights are included in other assets in the consolidated balance sheets.
Derivatives
The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company enters into interest rate swap contracts to offset the interest rate risk associated with borrowers who lock in long-term fixed rates (greater than or equal to 5 years to maturity) through a fixed rate loan. Generally, under these swaps, the Company agrees with various swap counterparties to exchange the difference between fixed-rate and floating-rate interest amounts based upon notional principal amounts. These contracts do not qualify for hedge accounting. These interest rate derivative instruments are recognized as other assets or other liabilities on the consolidated balance sheets and measured at fair value, with changes in fair value reported in net realized and unrealized gain (loss) on derivatives on the consolidated statements of income. Since each fixed rate loan is paired with an offsetting derivative contract, the impact to net income is minimized. The Company also has back-to-back swaps with loan customers where the Company enters into an interest rate swap with loan customers to provide a facility to mitigate the interest rate risk associated with offering a fixed rate and simultaneously enters into a swap with an outside third party that is matched in exact offsetting terms. The back-to-back swaps are recorded at fair value and recognized as other assets or other liabilities, depending on the rights or obligations under the contract, on the consolidated balance sheet, with changes in fair value reported in net realized and unrealized gain (loss) on derivatives on the consolidated statements of income.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The Company enters into forward interest rate lock commitments on mortgage loans to be held for sale, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding. The Company also has corresponding forward sales contracts related to these interest rate lock commitments. Both the mortgage loan commitments and the related sales contracts are considered derivatives and are recorded at fair value and included in other assets or other liabilities on the consolidated balance sheets with changes in fair value offsetting each other in net realized and unrealized gain (loss) on derivatives on the consolidated statements of income.
Subsequent Events
The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements. Other than those events described below, there were no other material events that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.
On January 25, 2018, the Board of Directors of the Company declared a dividend of $0.20 per common share payable on February 21, 2018 to stockholders of record as of close of business on February 9, 2018.
Correction of Prior Period Balances
The consolidated statements of income for the quarter ended December 31, 2016 has been revised to correct an immaterial classification error in interest income and noninterest income related to credit card interchange income. As a result, the consolidated statements of income has been revised to reflect these changes, as follows:

	As originally reported	Adjustments	As revised
	(dollars in thousands)
Three months ended December 31, 2016
Interest income - loans	$101,683	$(1,751)	$99,932
Noninterest income - service charges and other fees	12,086	1,751	13,837

Twelve months ended September 30, 2017
Interest income - loans	$414,434	$(7,152)	$407,282
Noninterest income - service charges and other fees	48,573	7,152	55,725

Twelve months ended September 30, 2016
Interest income - loans	$370,444	$(6,716)	$363,728
Noninterest income - service charges and other fees	46,209	6,716	52,925
The above revision had no effect on net income, earnings per share, retained earnings or capital ratios. Periods not presented herein will be revised, as applicable, as they are included in future filings.
2. New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 is to be applied to all existing hedging relationships on the date of adoption and will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim period, with the effect of adoption reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the potential impact of ASU 2017-12 on our consolidated financial statements.
In March 2017, FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain callable debt securities held at a premium to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. There is no accounting change for debt securities held at a discount. ASU 2017-08 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15,

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

2018, with early adoption permitted. The Company early adopted ASU 2017-08 during the first quarter of fiscal year 2018. There was no cumulative effect adjustment necessary to the Company's consolidated financial statements.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments, in general, to be measured at fair value with changes in fair value recognized in earnings. It also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires entities to use the exit price notion when measuring fair value, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the measurement category and form on the balance sheet or accompanying notes, clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets, and simplifies the impairment assessment of equity investments without readily determinable fair values. ASU 2016-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not believe ASU 2016-01 will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which implements a more robust framework that clarifies the principles for recognizing revenue and gives greater consistency and comparability in revenue recognition practices. In the new framework, an entity recognizes revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. The new model requires the identification of performance obligations included in the contract with customers, a determination of the transaction price and an allocation of the price to those performance obligations. The entity recognizes revenue when performance obligations are satisfied. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, which clarifies guidance pertaining to the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU Nos. 2016-11 and 2016-12, which further clarify guidance and provide practical expedients related to the adoption of ASU No. 2014-09. The standard permits the use of either the retrospective or cumulative effect transition method. The standard, along with subsequent guidance from FASB, lists several items that are specifically out of scope for ASU 2014-09, including but not limited to: core interest income, derivative instruments, investments, and loan origination fees.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

3. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of December 31, 2017
U.S. Treasury securities	$228,302	$2	$(527)	$227,777
Mortgage-backed securities:
Government National Mortgage Association	481,441	94	(9,330)	472,205
Federal Home Loan Mortgage Corporation	203,561	—	(2,869)	200,692
Federal National Mortgage Association	161,958	—	(2,528)	159,430
Small Business Assistance Program	237,965	212	(1,838)	236,339
States and political subdivision securities	70,034	86	(943)	69,177
Other	1,006	15	—	1,021
Total	$1,384,267	$409	$(18,035)	$1,366,641

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2017
U.S. Treasury securities	$228,039	$579	$(15)	$228,603
Mortgage-backed securities:
Government National Mortgage Association	511,457	228	(6,635)	505,050
Federal Home Loan Mortgage Corporation	169,147	75	(1,247)	167,975
Federal National Mortgage Association	170,247	22	(1,287)	168,982
Small Business Assistance Program	224,005	726	(1,001)	223,730
States and political subdivision securities	73,041	187	(642)	72,586
Other	1,006	28	—	1,034
Total	$1,376,942	$1,845	$(10,827)	$1,367,960
The amortized cost and approximate fair value of debt securities available for sale as of December 31, 2017 and September 30, 2017, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalty.

	December 31, 2017		September 30, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$93,551	$93,461	$91,535	$91,597
Due after one year through five years	189,128	188,080	193,117	193,373
Due after five years through ten years	15,535	15,291	16,306	16,097
Due after ten years	122	122	122	122
	298,336	296,954	301,080	301,189
Mortgage-backed securities	1,084,925	1,068,666	1,074,856	1,065,737
Securities without contractual maturities	1,006	1,021	1,006	1,034
Total	$1,384,267	$1,366,641	$1,376,942	$1,367,960
Proceeds from sales of securities available for sale were $0.2 million for the three months ended December 31, 2017 and $0.0 million for the three months ended December 31, 2016. No gross gains (pre-tax) or gross losses (pre-tax) were realized on the sales for the three months ended December 31, 2017 and 2016 using the specific identification method. The Company recognized no other-than-temporary impairment for the three months ended December 31, 2017 and 2016.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Securities with an estimated fair value of approximately $990.6 million and $951.4 million at December 31, 2017 and September 30, 2017, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 90% and 68% of the Company’s investment portfolio at estimated fair value at December 31, 2017 and September 30, 2017, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more likely than not the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired at December 31, 2017 or September 30, 2017.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of December 31, 2017
U.S. Treasury securities	$183,651	$(415)	$19,133	$(112)	$202,784	$(527)
Mortgage-backed securities	184,096	(1,703)	787,256	(14,862)	971,352	(16,565)
States and political subdivision securities	5,198	(33)	54,253	(910)	59,451	(943)
Total	$372,945	$(2,151)	$860,642	$(15,884)	$1,233,587	$(18,035)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2017
U.S. Treasury securities	$10,003	$(15)	$—	$—	$10,003	$(15)
Mortgage-backed securities	$635,969	$(5,425)	$241,368	$(4,746)	$877,337	$(10,171)
States and political subdivision securities	21,705	(197)	25,773	(444)	47,478	(641)
Total	$667,677	$(5,637)	$267,141	$(5,190)	$934,818	$(10,827)
As of December 31, 2017 and September 30, 2017, the Company had 320 and 249 securities, respectively, in an unrealized loss position.
4. Loans
The composition of loans as of December 31, 2017 and September 30, 2017, is as follows:

	December 31, 2017	September 30, 2017
	(dollars in thousands)
Commercial real estate	$4,295,696	$4,124,805
Agriculture	2,177,383	2,122,138
Commercial non-real estate	1,695,731	1,718,914
Residential real estate	924,439	932,892
Consumer	62,872	66,559
Other	45,805	43,207
Ending balance	9,201,926	9,008,515
Less: Unamortized discount on acquired loans	(26,536)	(29,121)
Unearned net deferred fees and costs and loans in process	(10,017)	(10,841)
Total	$9,165,373	$8,968,553

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The loan segments above include loans covered by FDIC loss sharing agreements totaling $53.4 million and $57.5 million as of December 31, 2017 and September 30, 2017, respectively, residential real estate loans held for sale totaling $5.8 million and $7.5 million at December 31, 2017 and September 30, 2017, respectively, and $980.1 million and $1.02 billion of loans accounted for at fair value at December 31, 2017 and September 30, 2017, respectively.
Unearned net deferred fees and costs totaled $11.9 million and $11.6 million as of December 31, 2017 and September 30, 2017, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $(1.9) million and $(0.8) million at December 31, 2017 and September 30, 2017, respectively.
Loans guaranteed by agencies of the U.S. government totaled $162.3 million and $168.3 million at December 31, 2017 and September 30, 2017, respectively.
Principal balances of residential real estate loans sold totaled $50.2 million and $91.7 million for the three months ended December 31, 2017 and 2016, respectively.
Nonaccrual
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
The following table presents the Company’s nonaccrual loans at December 31, 2017 and September 30, 2017, excluding ASC 310-30 loans. Loans greater than 90 days past due and still accruing interest as of December 31, 2017 and September 30, 2017, were $0.2 million and $1.9 million, respectively.

	December 31, 2017	September 30, 2017
	(dollars in thousands)
Nonaccrual loans
Commercial real estate	$33,816	$14,693
Agriculture	91,094	99,325
Commercial non-real estate	13,016	13,674
Residential real estate	4,068	4,421
Consumer	162	112
Total	$142,156	$132,225
Credit Quality Information
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The composition of the loan portfolio by internally assigned grade is as follows as of December 31, 2017 and September 30, 2017. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $980.1 million at December 31, 2017 and $1.02 billion at September 30, 2017:

As of December 31, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$3,693,522	$1,669,121	$1,363,503	$849,854	$62,084	$45,805	$7,683,889
Watchlist	48,429	149,746	32,571	3,708	195	—	234,649
Substandard	72,183	117,824	22,177	7,495	250	—	219,929
Doubtful	198	29	3,031	133	—	—	3,391
Loss	—	—	—	—	—	—	—
Ending balance	3,814,332	1,936,720	1,421,282	861,190	62,529	45,805	8,141,858
Loans covered by FDIC loss sharing agreements	—	—	—	53,388	—	—	53,388
Total	$3,814,332	$1,936,720	$1,421,282	$914,578	$62,529	$45,805	$8,195,246

As of September 30, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$3,519,689	$1,577,403	$1,369,803	$853,266	$65,673	$43,207	$7,429,041
Watchlist	80,195	157,407	31,878	4,158	187	—	273,825
Substandard	37,627	130,953	21,438	7,368	306	—	197,692
Doubtful	521	119	3,841	242	—	—	4,723
Loss	—	—	—	—	—	—	—
Ending balance	3,638,032	1,865,882	1,426,960	865,034	66,166	43,207	7,905,281
Loans covered by FDIC loss sharing agreements	—	—	—	57,537	—	—	57,537
Total	$3,638,032	$1,865,882	$1,426,960	$922,571	$66,166	$43,207	$7,962,818
Past Due Loans
The following table presents the Company’s past due loans at December 31, 2017 and September 30, 2017. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $980.1 million at December 31, 2017 and $1.02 billion at September 30, 2017.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
	(dollars in thousands)
As of December 31, 2017
Commercial real estate	$5,571	$18,485	$11,134	$35,190	$3,779,142	$3,814,332
Agriculture	8,515	11,173	19,122	38,810	1,897,910	1,936,720
Commercial non-real estate	1,651	283	6,734	8,668	1,412,614	1,421,282
Residential real estate	3,733	954	1,572	6,259	854,931	861,190
Consumer	124	15	77	216	62,313	62,529
Other	—	—	—	—	45,805	45,805
Ending balance	19,594	30,910	38,639	89,143	8,052,715	8,141,858
Loans covered by FDIC loss sharing agreements	1,721	328	1,525	3,574	49,814	53,388
Total	$21,315	$31,238	$40,164	$92,717	$8,102,529	$8,195,246

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
	(dollars in thousands)
As of September 30, 2017
Commercial real estate	$876	$22,536	$6,504	$29,916	$3,608,116	$3,638,032
Agriculture	1,453	3,181	20,844	25,478	1,840,404	1,865,882
Commercial non-real estate	2,485	115	8,580	11,180	1,415,780	1,426,960
Residential real estate	1,428	76	951	2,455	862,579	865,034
Consumer	71	24	18	113	66,053	66,166
Other	—	—	—	—	43,207	43,207
Ending balance	6,313	25,932	36,897	69,142	7,836,139	7,905,281
Loans covered by FDIC loss sharing agreements	998	54	738	1,790	55,747	57,537
Total	$7,311	$25,986	$37,635	$70,932	$7,891,886	$7,962,818
Impaired Loans
The following table presents the Company’s impaired loans. This table excludes purchased credit impaired loans and loans measured at fair value with changes in fair value reported in earnings of $980.1 million at December 31, 2017 and $1.02 billion at September 30, 2017:

	December 31, 2017			September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)
Impaired loans:
With an allowance recorded:
Commercial real estate	$17,503	$21,856	$3,168	$20,819	$24,893	$3,621
Agriculture	62,382	72,426	9,447	79,219	88,268	11,468
Commercial non-real estate	18,428	26,662	5,210	17,950	28,755	4,779
Residential real estate	5,713	6,469	2,731	5,177	5,874	2,581
Consumer	230	237	86	280	287	86
Total impaired loans with an allowance recorded	104,256	127,650	20,642	123,445	148,077	22,535

With no allowance recorded:
Commercial real estate	53,783	93,231	—	16,652	69,677	—
Agriculture	54,806	60,690	—	51,256	64,177	—
Commercial non-real estate	13,415	22,835	—	13,983	38,924	—
Residential real estate	2,070	5,047	—	2,574	9,613	—
Consumer	15	134	—	13	950	—
Total impaired loans with no allowance recorded	124,089	181,937	—	84,478	183,341	—
Total impaired loans	$228,345	$309,587	$20,642	$207,923	$331,418	$22,535
The average recorded investment on impaired loans and interest income recognized on impaired loans for the three months ended December 31, 2017 and 2016, respectively, are as follows:

	Three Months Ended December 31, 2017		Three Months Ended December 31, 2016
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(dollars in thousands)
Commercial real estate	$54,379	$1,576	$52,022	$670
Agriculture	123,832	982	107,222	1,867
Commercial non-real estate	31,888	451	48,700	422
Residential real estate	7,767	165	10,056	114
Consumer	269	4	374	15
Total	$218,135	$3,178	$218,374	$3,088

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Valuation adjustments made to repossessed properties totaled $0.0 million and $0.4 million for the three months ended December 31, 2017 and 2016, respectively. The adjustments are included in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan and lease losses for TDRs were $6.9 million and $8.8 million at December 31, 2017 and September 30, 2017, respectively. There were no commitments to lend additional funds to borrowers whose loans were modified in a TDR as of December 31, 2017 and September 30, 2017.
The following table presents the recorded value of the Company’s TDR balances as of December 31, 2017 and September 30, 2017:

	December 31, 2017		September 30, 2017
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Commercial real estate	$621	$4,859	$1,121	$5,351
Agriculture	23,178	54,401	22,678	59,633
Commercial non-real estate	8,284	3,957	8,369	5,641
Residential real estate	258	808	311	688
Consumer	11	—	11	21
Total	$32,352	$64,025	$32,490	$71,334

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the three months ended December 31, 2017 and 2016, respectively:

	Three Months Ended December 31, 2017			Three Months Ended December 31, 2016
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
(dollars in thousands)
Commercial real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	—	—	—
Commercial non-real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	2	433	433
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non-real estate	—	—	—	2	433	433
Residential real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	1	9	9
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	—	—	—	1	9	9
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	—	—	—	—	—	—
Total accruing	—	$—	$—	3	$442	$442
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31, 2017			Three Months Ended December 31, 2016
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
(dollars in thousands)
Commercial real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	—	—	—	—	—	—
Commercial non-real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non-real estate	—	—	—	—	—	—
Residential real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	1	21	21
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	—	—	—	1	21	21
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	—	—	—	—	—	—
Total non-accruing	—	$—	$—	1	$21	$21
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The table below represents loans that were modified as TDRs within the previous 12 months and for which there was a payment default for the three months ended December 31, 2017 and 2016, respectively.

	Three Months Ended December 31, 2017		Three Months Ended December 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate	1	$3,230	1	$34
Agriculture	—	—	—	—
Commercial non-real estate	—	—	3	1,945
Residential real estate	—	—	—	—
Consumer	—	—	1	8
Total	1	$3,230	5	$1,987
A loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table above includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. For the three months ended December 31, 2017 and 2016, there were $0.6 million and $0.0 million, respectively, of loans removed from TDR status as they were restructured at market terms and are performing.
5. Allowance for Loan and Lease Losses
The allowance for loan and lease losses is determined based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies, and other credit risk indicators, which is inherently subjective. The Company considers the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. In addition, consideration is given to concentration risks associated with the various loan portfolios and current economic conditions that might impact the portfolio. The Company also considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry, or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors, such as changes in unemployment rates, gross domestic product, and consumer bankruptcy filings.
Changes to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected on the consolidated statements of income. Past due status is monitored as an indicator of credit deterioration. Loans that are 90 days or more past due are put on nonaccrual status unless a repayment is eminent. Loans deemed to be uncollectible are charged off against the allowance for loan and lease losses. Recoveries of amounts previously charged-off are credited to the allowance for loan and lease losses.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the Company’s allowance for loan and lease losses roll forward for the three months ended December 31, 2017 and 2016:

Three Months Ended December 31, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2017	$16,941	$25,757	$14,114	$5,347	$329	$1,015	$63,503
Charge-offs	(329)	(2,198)	(1,239)	(255)	(54)	(534)	(4,609)
Recoveries	148	47	121	90	22	144	572
Provision	(755)	1,144	3,438	330	10	437	4,604
(Improvement) of ASC 310-30 loans	(10)	—	—	(37)	—	—	(47)
Ending balance December 31, 2017	$15,995	$24,750	$16,434	$5,475	$307	$1,062	$64,023

Three Months Ended December 31, 2016	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2016	$17,946	$25,115	$12,990	$7,106	$438	$1,047	$64,642
Charge-offs	—	(2,866)	(1,959)	(150)	(79)	(498)	(5,552)
Recoveries	99	27	98	205	15	184	628
Provision	(1,546)	6,243	2,314	(350)	(34)	323	6,950
(Improvement) impairment of ASC 310-30 loans	124	—	—	(25)	—	—	99
Ending balance December 31, 2016	$16,623	$28,519	$13,443	$6,786	$340	$1,056	$66,767
The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance as of December 31, 2017 and September 30, 2017. These tables are presented net of unamortized discount on acquired loans and excludes loans of $980.1 million measured at fair value, loans held for sale of $5.8 million, and guaranteed loans of $162.3 million for December 31, 2017 and loans measured at fair value of $1.02 billion, loans held for sale of $7.5 million, and guaranteed loans of $168.3 million for September 30, 2017.

As of December 31, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,168	$9,447	$5,210	$2,731	$86	$—	$20,642
Collectively evaluated for impairment	12,155	15,188	11,224	2,646	221	1,062	42,496
ASC 310-30 loans	672	115	—	98	—	—	885
Total allowance	$15,995	$24,750	$16,434	$5,475	$307	$1,062	$64,023

Financing Receivables
Individually evaluated for impairment	$71,286	$117,188	$31,843	$7,783	$245	$—	$228,345
Collectively evaluated for impairment	3,635,278	1,788,260	1,328,215	851,442	61,683	45,805	7,710,683
ASC 310-30 loans	29,388	7,181	1,926	49,085	601	—	88,181
Loans Outstanding	$3,735,952	$1,912,629	$1,361,984	$908,310	$62,529	$45,805	$8,027,209

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,621	$11,468	$4,779	$2,581	$86	$—	$22,535
Collectively evaluated for impairment	12,638	14,174	9,335	2,570	243	1,015	39,975
ASC 310-30 loans	682	115	—	196	—	—	993
Total allowance	$16,941	$25,757	$14,114	$5,347	$329	$1,015	$63,503

Financing Receivables
Individually evaluated for impairment	$37,471	$130,475	$31,933	$7,751	$293	$—	$207,923
Collectively evaluated for impairment	3,487,232	1,702,634	1,333,888	854,330	65,207	43,207	7,486,498
ASC 310-30 loans	30,099	7,174	1,920	52,736	666	—	92,595
Loans Outstanding	$3,554,802	$1,840,283	$1,367,741	$914,817	$66,166	$43,207	$7,787,016
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
The ALLL for ASC 310-30 loans totaled $0.9 million at December 31, 2017, compared to $1.0 million at September 30, 2017. For the three months ended December 31, 2017, loan pools accounted for under ASC 310-30 had a net reversal of provision of $0.1 million as a result of increases in expected cash flows. For the three months ended December 31, 2016, loan pools accounted for under ASC 310-30 had a net provision of $0.1 million as a result of actual cash flows being lower than expected cash flows.
The reserve for unfunded loan commitments was $0.5 million at both December 31, 2017 and September 30, 2017 and is recorded in other liabilities on the consolidated balance sheets.
6. Accounting for Certain Loans Acquired with Deteriorated Credit Quality
In June 2010 and May 2016, the Company acquired certain loans that had deteriorated credit quality (ASC 310-30 loans or Purchase Credit Impaired loans). Several factors were considered when evaluating whether a loan was considered a purchased credit impaired loan, including the delinquency status of the loan, updated borrower credit status, geographic information and updated loan-to-values ("LTV"). Further, these purchased credit impaired loans had differences between contractual amounts owed and cash flows expected to be collected, that were at least in part, due to credit quality. U.S. GAAP allows purchasers to aggregate purchased credit impaired loans acquired in the same fiscal quarter in one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
Loan pools are periodically reassessed to determine expected cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller, homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large individual loans that consider similar prepayment factors listed above for smaller homogeneous loans. The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands)
Balance at beginning of period	$44,131	$38,124
Accretion	(3,381)	(2,938)
Reclassification from nonaccretable difference	1,168	4,572
Balance at end of period	$41,918	$39,758

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The reclassifications from nonaccretable difference noted in the table above represent instances where specific pools of loans are expected to perform better over the remaining lives of the loans than expected at the prior re-assessment date.
The following table provides purchased credit impaired loans at December 31, 2017 and September 30, 2017:

	December 31, 2017			September 30, 2017
	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]	Outstanding Balance [1]	Recorded Investment [2]	Carrying Value [3]
	(dollars in thousands)
Commercial real estate	$108,397	$29,388	$28,716	$110,797	$30,099	$29,417
Agriculture	10,341	7,181	7,066	10,463	7,174	7,059
Commercial non-real estate	9,764	1,926	1,926	9,825	1,920	1,920
Residential real estate	57,758	49,085	48,987	61,981	52,736	52,540
Consumer	737	601	601	798	666	666
Total lending	$186,997	$88,181	$87,296	$193,864	$92,595	$91,602

[1] Represents the legal balance of ASC 310-30 loans.
[2] Represents the book balance of ASC 310-30 loans.
[3] Represents the book balance of ASC 310-30 loans net of the related allowance for loan and lease losses.
7. FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the TierOne Bank acquisition, the Company is reimbursed for a portion of the losses incurred on covered assets. As covered assets are resolved, whether it be through repayment, short sale of the underlying collateral, the foreclosure on or sale of collateral, or the sale or charge-off of loans or other repossessed property, any differences between the carrying value of the covered assets versus the payments received during the resolution process, that are reimbursable by the FDIC, are recognized as reductions in the FDIC indemnification asset. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC. The following table represents a summary of the activity related to the FDIC indemnification asset for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands)
Balance at beginning of period	$5,704	$10,777
Amortization	(1,018)	(867)
Changes in expected reimbursements from FDIC for changes in expected credit losses	(18)	28
Changes in reimbursable expenses	(206)	(239)
Reimbursements of covered losses to the FDIC	230	188
Balance at end of period	$4,692	$9,887
The loss claims filed are subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. The commercial loss share agreement claim period ended on June 4, 2015. The non-commercial loss share agreement ends June 4, 2020.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

8. Derivative Financial Instruments
The Company uses interest rate swaps to manage its interest rate risk and market risk in accommodating the needs of its customers. The Company recognizes all derivatives on the consolidated balance sheet at fair value in either other assets or accrued expenses and other liabilities as appropriate. The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by the Company as of December 31, 2017 and September 30, 2017:

	December 31, 2017			September 30, 2017
	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps
Financial institution counterparties	$1,022,553	$7,554	$(16,858)	$1,025,474	$4,967	$(22,737)
Customer counterparties	63,915	814	(76)	36,072	615	—
Mortgage loan commitments	22,618	1	—	37,765	—	(48)
Mortgage loan forward sale contracts	27,622	—	(1)	43,628	48	—
Total	$1,136,708	$8,369	$(16,935)	$1,142,939	$5,630	$(22,785)
Netting of Derivatives
We record the derivatives on a net basis when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement. When bilateral netting agreements or similar agreements exist between the Company and its counterparties that create a single legal claim or obligation to pay or receive the net amount in settlement of the individual derivative contracts, the Company reports derivative assets and liabilities on a net by derivative contract by counterparty basis. The following tables provide information on the Company's netting adjustments as of December 31, 2017 and September 30, 2017:

	Amounts offset on the Consolidated Balance Sheet
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
December 31, 2017
Total Derivative Assets	$8,369	$(5,906)	$(1,650)	$813
Total Derivative Liabilities [1,2]	$(16,935)	$5,906	$—	$(11,029)

1 In addition to the cash collateral, there were securities of $24.9 million posted as collateral for financial institution counterparties at December 31, 2017.
[2] There was an additional $2.9 million of collateral held for initial margin with our Futures Clearing Merchant for clearing derivatives at December 31, 2017 and is included in other assets in the consolidated balance sheets.

	Amounts offset on the Consolidated Balance Sheet
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
September 30, 2017
Total Derivative Assets	$1,850	$(1,850)	$—	$—
Total Derivative Liabilities [1,2]	(19,005)	1,850	—	(17,155)

1 In addition to the cash collateral, there were securities of $25.0 million posted as collateral for financial institution counterparties at September 30, 2017.
[2] There was an additional $2.3 million of collateral held for initial margin with our Futures Clearing Merchant for clearing derivatives at September 30, 2017 and is included in other assets in the consolidated balance sheets.

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
Credit-risk-related contingent features
The Company has agreements with its derivative counterparties that contain a provision where if the Company or the derivative counterparty fails to maintain its status as a well/adequately capitalized institution, then the other party has the right to terminate the derivative positions and the Company or the derivative counterparty would be required to settle its obligations under the agreements. The Company has minimum collateral posting thresholds with its derivative counterparties.
As of December 31, 2017 and September 30, 2017, the termination value of derivatives in a net liability position related to these agreements was $10.7 million and $20.3 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. Additionally, as of December 31, 2017 and September 30, 2017 the termination value of derivatives in a net asset position related to these agreements was $1.6 million and $1.2 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk and as of December 31, 2017 and September 30, 2017, the derivative counterparty had posted to the Company $1.7 million and $1.0 million, respectively, in eligible collateral.
The effect of derivatives on the consolidated statements of comprehensive income for the three months ended December 31, 2017 and 2016 was as follows:

		Amount of Gain (Loss) Recognized in Statements of Income
		Three Months Ended
	Location of Gain (Loss) Recognized in Statements of Income	December 31, 2017	December 31, 2016
		(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Net realized and unrealized gain on derivatives	$7,227	$58,976
Mortgage loan commitments	Net realized and unrealized gain on derivatives	1	(105)
Mortgage loan forward sale contracts	Net realized and unrealized gain on derivatives	(1)	105
9. The Fair Value Option For Certain Loans
The Company has elected to measure certain long-term loans at fair value to assist in managing the interest rate risk for longer-term loans. This fair value option was elected upon the origination of these loans. Interest income is recognized in the same manner as interest on non-fair value loans.
See Note 18 for additional disclosures regarding the fair value of the fair value option loans.
Long-term loans for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $1.3 million and $8.8 million at December 31, 2017 and September 30, 2017, respectively. The total unpaid principal balance of these long-term loans was approximately $978.9 million and $1.01 billion at December 31, 2017 and September 30, 2017, respectively. The fair value of these loans is included in total loans in the consolidated balance sheets and are grouped with commercial real estate, agricultural and commercial non-real estate loans in Note 4. As of December 31, 2017 and September 30, 2017, there were loans with a fair value of $14.1 million and $14.7 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $15.0 million and $17.0 million, respectively.
Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported within the consolidated statements of income are as follows for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31, 2017		Three Months Ended December 31, 2016
	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value
	(dollars in thousands)
Long-term loans	$(8,665)	$(8,665)	$(64,001)	$(64,001)

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

For long-term loans, $1.0 million and $0.5 million for the three months ended December 31, 2017 and 2016, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
10. Core Deposits and Other Intangibles
A summary of intangible assets subject to amortization is as follows:

	Core Deposit Intangible	Brand Intangible	Other Intangible	Total
As of December 31, 2017	(dollars in thousands)
Gross carrying amount	$7,339	$8,464	$538	$16,341
Accumulated amortization	(1,847)	(5,405)	(141)	(7,393)
Net intangible assets	$5,492	$3,059	$397	$8,948

As of September 30, 2017
Gross carrying amount	$7,339	$8,464	$538	$16,341
Accumulated amortization	(1,579)	(5,264)	(124)	(6,967)
Net intangible assets	$5,760	$3,200	$414	$9,374
Amortization expense of intangible assets was $0.4 million and $0.8 million for the three months ended December 31, 2017 and 2016, respectively.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows:

Amount
(dollars in thousands)
Remaining in 2018	$1,236
2019	1,538
2020	1,430
2021	1,334
2022	1,249
2023 and thereafter	2,161
Total	$8,948
11. Loan Servicing Rights
Loan servicing rights are created when residential mortgage loans are sold in the secondary market with the seller retaining the right to service those loans and receive servicing income over the life of the loan. The Company acquired loan servicing rights as a part of the HF Financial acquisition. The actual balance of loans being serviced for others are not reported as assets in the accompanying consolidated balance sheets.
The following table is the activity for loan servicing rights and the related valuation allowance for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands)
Loan servicing rights
Beginning of period	$4,155	$5,794
Additions	—	—
Amortization [1]	(313)	(508)
End of period	$3,842	$5,286

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands)
Valuation allowance
Beginning of period	$(81)	$(13)
(Additions) / reductions [1]	38	5
End of period	$(43)	$(8)
Loan servicing rights, net	$3,799	$5,278

Servicing fees received	$437	$548
Balance of loans serviced at:
Beginning of period	722,461	868,865
End of period	692,593	823,375

[1] Changes to carrying amounts are reported net of loan servicing income on the consolidated statements of comprehensive income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity and prospective industry consensus data. An independent third party is utilized to calculate the amortization and valuation based upon specific loan characteristics, prepayment speeds generated from a validation model utilizing both empirical and market derived data and discount rates. At December 31, 2017, the constant prepayment rates (CPR) used to calculate the amortization averaged 12.0%. For valuation purposes, an average discount rate of 11.9% was utilized at December 31, 2017. Based on the Company's analysis of mortgage servicing rights, a $0.0 million valuation reserve was recorded at December 31, 2017, and a $0.1 million valuation reserve was recorded at September 30, 2017.
12. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $152.8 million and $139.3 million and fair value of approximately $149.8 million and $137.4 million at December 31, 2017 and September 30, 2017, respectively. In most cases, the Company over-collateralizes the repurchase agreements at 102% of total funds borrowed to protect the purchaser from changes in market value. Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered. The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at December 31, 2017 and September 30, 2017.

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Municipal securities	$2,919	$—	$—	$—	$2,919
Mortgage-backed securities	113,965	—	—	—	113,965
Total repurchase agreements	$116,884	$—	$—	$—	$116,884

	September 30, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Municipal securities	$3,626	$—	$—	$—	$3,626
Mortgage-backed securities	129,010	—	—	—	129,010
Total repurchase agreements	$132,636	$—	$—	$—	$132,636

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

13. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
	(dollars in thousands)
Short-term borrowings:
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 1.42% to 1.54% and maturity dates in January 2018, collateralized by real estate loans and FHLB stock, with various call dates at the option of the FHLB	$665,000	$512,200
Federal Home Loan Bank fed funds advance, interest rate of 1.33%	—	75,000
Long-term borrowings:
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 1.05% to 3.66% and maturity dates from April 2018 to July 2023, collateralized by real estate loans and FHLB stock, with various call dates at the option of the FHLB	56,000	56,000
Total	721,000	643,200
Fair value adjustment [1]	9	14
Total FHLB advances and other borrowings	$721,009	$643,214

[1] Adjustment reflects the fair value adjustments related to the FHLB advances and notes payable assumed as part of the HF Financial acquisition.
The Company has a $10.0 million revolving line of credit which expires on July 28, 2018. The line of credit has an interest rate of one month LIBOR plus 200 basis points, with interest payable monthly. There is also an unused line fee of 0.15% on the unused portion which is payable quarterly. The interest rate was 3.56% at December 31, 2017. There were no outstanding advances on this line of credit at December 31, 2017 and September 30, 2017.
As of December 31, 2017, the Company had a borrowing capacity of $1.69 billion with the Federal Reserve Board Discount Window ("FRB Discount Window"). Principal balances of loans pledged to FRB Discount Window to collateralize the borrowing totaled $1.99 billion at December 31, 2017 and $2.55 billion at September 30, 2017. The Company has secured this line for contingency funding.
As of December 31, 2017 and September 30, 2017, based on its Federal Home Loan Bank stock holdings, the combined aggregate additional borrowing capacity of the Company with the Federal Home Loan Bank was $1.40 billion and $1.55 billion, respectively.
Principal balances of loans pledged to the Federal Home Loan Bank to collateralize notes payable totaled $3.77 billion and $3.71 billion at December 31, 2017 and September 30, 2017, respectively.
As of December 31, 2017, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows:

Amount
(dollars in thousands)
Remaining in 2018	$696,000
2019	—
2020	—
2021	—
2022	—
2023 and thereafter	25,000
Total	$721,000
14. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has seven trusts which were created or assumed as part of the HF Financial and Sunstate Bank acquisitions that have issued and outstanding 73,400 shares, $1,000 par value, as of December 31, 2017 of Company Obligated Mandatorily Redeemable Preferred Securities (the "Preferred Securities"). These seven trusts were established and exist for the sole purpose of issuing Preferred Securities and investing the proceeds in junior subordinated deferrable interest debentures (the "Debentures") issued by the Company. The Debentures constitute the sole assets of the seven trusts. The Preferred Securities provide for cumulative cash distributions calculated at a rate based on three month LIBOR plus a range from 1.48% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the Debentures for up to 20 consecutive quarters following suspension of

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

dividends on all capital stock, but not beyond the respective maturity date. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for all seven Preferred Securities as the call option date has passed. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's common and preferred stock. The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes the Debentures qualify as elements of capital. $73.5 million of Debentures were eligible for treatment as Tier 1 capital as of December 31, 2017 and September 30, 2017.
Relating to the trusts, the Company held as assets $2.5 million in common shares at December 31, 2017 and September 30, 2017 which are included in other assets on the consolidated balance sheets.
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at December 31, 2017, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, which commenced on February 15, 2016 until August 15, 2020, to but excluding the maturity date or date of earlier redemption, the notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. Unamortized debt issuance costs related to these notes, which are included in Subordinated Debentures and Subordinated Notes Payable, totaled $0.2 million at December 31, 2017 and September 30, 2017. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.
Subordinated debentures and subordinated notes payable are summarized as follows:

	December 31, 2017		September 30, 2017
	Amount Outstanding	Common Shares Held in Other Assets	Amount Outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to nonconsolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	5,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	75,920	$2,520
Less: fair value adjustment [1]	(2,387)		(2,409)
Total junior subordinated debentures payable, net of fair value adjustment	73,533		73,511

Subordinated notes payable
Fixed to floating rate, 4.875% per annum	35,000		35,000
Less: unamortized debt issuance costs	(190)		(209)
Total subordinated notes payable	34,810		34,791
Total subordinated debentures and subordinated notes payable	$108,343		$108,302

[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes
The provision for income taxes charged to operations consists of the following for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017	2016
	(dollars in thousands)
Currently paid or payable
Federal	$8,960	$13,152
State	2,455	2,364
Total	11,415	15,516
Deferred tax expense
Federal	16,764	478
State	462	66
Total	17,226	544
Total provision for income taxes	$28,641	$16,060
The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 24.5% for the three months ended December 31, 2017 and 35% for the three months ended December 31, 2016 to pretax income due to the following for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017	2016
	(dollars in thousands)
Income tax expense computed at the statutory rate	$14,195	$18,537
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	2,202	1,580
Tax exempt interest income	(1,371)	(2,038)
Impact of enacted federal income tax rate reduction	13,586	—
Other	29	(2,019)
Income tax expense, as reported	$28,641	$16,060
Net deferred tax assets (liabilities) consist of the following components at December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
	(dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$16,026	$23,730
Compensation	2,481	6,227
Securities available for sale	4,345	3,413
Other real estate owned	475	763
Core deposit intangible and other fair value adjustments	4,197	6,058
Excess tax basis of FDIC indemnification asset and clawback liability	3,393	4,563
Excess tax basis of loans acquired over carrying value	6,349	9,417
Other reserves	2,446	4,406
Other	4,953	6,922
Total deferred tax assets	44,665	65,499
Deferred tax liabilities:
Goodwill and other intangibles	(10,493)	(13,784)
Premises and equipment	(5,211)	(8,828)
Other	(413)	(487)
Total deferred tax liabilities	(16,117)	(23,099)
Net deferred tax assets	$28,548	$42,400

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2017, the Company had an income tax payable to the Internal Revenue Service (the "IRS") of $4.6 million, which is included in other liabilities on the consolidated balance sheets. At September 30, 2017, the Company had an income tax receivable from the IRS of $4.6 million, which is included in other assets on the consolidated balance sheets. The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2014.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act"), was enacted into law. Beginning in 2018, the Tax Reform Act reduces the federal tax rate for corporations from 35% to 21% and changes or limits certain tax deductions. Because of the Company's September 30 fiscal year end, a blended statutory rate of 24.5% is applied to all net income before taxes generated during the current fiscal year. The new blended statutory rate reduced the provision for income taxes by approximately $5.0 million for the three months ended December 31, 2017. Another result of the lower corporate tax rate this quarter was the Company recording a revaluation discrete tax adjustment of $13.6 million to reduce its net deferred tax assets, which increased the provision for income taxes. The actual impact of the revaluing deferred taxes may vary from the estimated charge to provision of $13.6 million due to uncertainties in our preliminary estimates and the effect of further clarification of the new law that cannot be estimated at this time.
The Bank's effective tax rate for the three months ended December 31, 2017 was 49.5%, compared to 30.8% for the prior quarter. The increase in the effective tax rate during the quarter mostly resulted from the revaluation of deferred taxes. For 2018, the Bank expects its annual effective tax rate to be approximately 26%.
Uncertain tax positions were not significant at December 31, 2017 or September 30, 2017.
16. Employee Benefit Plans
Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan ("the 401(k) Plan"). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $1.8 million and $1.5 million to the 401(k) Plan for the three months ended December 31, 2017 and 2016, respectively.
Defined Benefit Plan
The Company acquired a noncontributory (cash balance) defined benefit pension plan ("the Pension Plan") from HF Financial which covers former employees of HF Financial and its wholly-owned subsidiaries. Effective July 1, 2015, the Pension Plan was frozen which eliminates future contributions for qualified individuals.
On November 27, 2017, the Company's Board of Directors voted to terminate the Pension Plan, effective February 1, 2018. In order to settle its liabilities under the Pension Plan, the Company will offer participants the option to receive either an annuity purchased from an insurance carrier or a lump-sum cash payment. If the total $3.1 million value of the Pension Plan's cash assets is insufficient to cover the lump-sum payouts and annuity purchases, the Company will contribute the necessary funds to complete the termination of the Pension Plan. In addition to plan assets, the Company has a $2.3 million pension liability recorded as of December 31, 2017. The required final contribution is subject to a number of factors, including changes in interest rates and the exact proportion of participants electing a lump-sum distribution versus an annuity. The Company estimates that the total benefit payments will be $5.4 million as part of Pension Plan termination. At this time, the Company is unable to estimate the net income or expense associated with terminating the Pension Plan, but believes the amount will not be material to the financial statements.
The Company anticipates completing the transfer of all liabilities and administrative responsibilities under the Pension Plan by the end of fiscal third quarter 2018. Once this process is complete, the Company will no longer have any remaining pension obligations and thus no periodic pension expense.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
Stock compensation is recognized based on the number of awards to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of income. For the three months ended December 31, 2017 and 2016, stock compensation expense was $1.5 million and $1.6 million, respectively. Related income tax benefits recognized were $0.5 million and $0.6 million for the three months ended December 31, 2017 and 2016, respectively.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of December 31, 2017 and September 30, 2017. The number of performance shares granted is reflected in the below table at the amount of achievement of the pre-established targets.

	December 31, 2017		September 30, 2017
	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted Shares
Restricted shares, beginning of fiscal year	180,337	$33.06	160,335	$26.89
Granted	85,481	41.07	90,363	39.35
Vested	(81,999)	32.12	(68,293)	26.97
Forfeited	(471)	39.41	(2,068)	30.91
Canceled	—	—	—	—
Restricted shares, end of period	183,348	$37.20	180,337	$33.06

Vested, but not issuable at end of period	39,514	$32.90	29,287	$30.05

Performance Shares
Performance shares, beginning of fiscal year	133,604	$33.39	236,185	$20.28
Granted	58,528	28.16	137,612	39.43
Vested	—	—	(235,055)	18.00
Forfeited	(441)	36.82	(5,138)	19.80
Canceled	—	—	—	—
Performance shares, end of period	$191,691	$35.73	$133,604	$33.39

Vested, but not issuable at end of period	5,612	$18.00	—	$—
As of December 31, 2017, there was $9.3 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.9 years. The fair value of the vested, but not issued stock awards at December 31, 2017, was $1.8 million.

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
Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and classified as Level 2 securities. Level 2 securities include mortgage-backed, states and political subdivisions, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 securities were immaterial at December 31, 2017 and September 30, 2017.
Interest Rate Swaps and Loans
Interest rate swaps are valued by the Company's Swap Dealers using cash flow valuation techniques with observable market data inputs. The fair value of loans accounted for under the fair value option represents the net carrying value of the loan, plus the equal and opposite amount of the value of the swap needed to hedge the interest rate risk and an adjustment for credit risk based on our assessment of existing market conditions for the specific portfolio of loans. This is used due to the strict prepayment penalties put in the loan terms to cover the cost of exiting the hedge of the loans in the case of early prepayment or termination. The adjustment for credit risk on loans accounted for under the fair value option is not significant to the overall fair value of the loans. The fair values estimated by the Company's Swap Dealers use interest rates that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The Company has entered into Collateral Agreements with its Swap Dealers and Futures Clearing Merchant which entitle it to receive collateral to cover market values on derivatives which are in asset position, thus a credit risk adjustment on interest rate swaps is not warranted. The Company regularly enters into interest rate lock commitments on mortgage loans to be held for sale with corresponding forward sales contracts related to these interest rate lock commitments, the fair values of which are calculated by applying observable market values from Fannie Mae TBA pricing to each interest rate lock commitment and forward sales contract, therefore, are classified within Level 2 of the valuation hierarchy. The Company also has back-to-back swaps with loan customers, with corresponding swaps with an outside third party in exact offsetting terms.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and September 30, 2017:

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of December 31, 2017
U.S. Treasury securities	$227,777	$227,777	$—	$—
Mortgage-backed securities	1,068,666	—	1,068,666	—
States and political subdivision securities	69,177	—	68,212	965
Other	1,021	—	1,021	—
Total securities available for sale	$1,366,641	$227,777	$1,137,899	$965
Derivatives-assets	$813	$—	$813	$—
Derivatives-liabilities	11,029	—	11,029	—
Fair value loans	980,144	—	980,144	—

As of September 30, 2017
U.S. Treasury securities	$228,603	$228,603	$—	$—
Mortgage-backed securities	1,065,737	—	1,065,737	—
States and political subdivision securities	72,586	—	71,517	1,069
Other	1,034	—	1,034	—
Total securities available for sale	$1,367,960	$228,603	$1,138,288	$1,069
Derivatives-assets	$48	$—	$48	$—
Derivatives-liabilities	17,107	—	17,107	—
Fair value loans	1,016,576	—	1,016,576	—
The following table presents the changes in Level 3 financial instruments for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands)
Balance, beginning of period	$1,069	$1,315
Principal paydown	(104)	(91)
Balance, end of period	$965	$1,224
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.
Other Repossessed Property
Other repossessed property consists of loan collateral that has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other repossessed assets. Other repossessed property is recorded initially at fair value of the collateral less estimated selling costs. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further to fair value less selling costs, reflecting a valuation allowance. Fair value measurements may be based upon appraisals, third-party price opinions, or internally developed pricing methods. These measurements are classified as Level 3.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and September 30, 2017:

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of December 31, 2017
Other repossessed property	$2,590	$—	$—	$2,590
Impaired loans	207,703	—	—	207,703
Loans held for sale, at lower of cost or fair value	5,757	—	5,757	—
Loan servicing rights	3,799	—	—	3,799
Property held for sale	1,111	—	—	1,111

As of September 30, 2017
Other repossessed property	$7,728	$—	$—	$7,728
Impaired loans	185,388	—	—	185,388
Loans held for sale, at lower of cost or fair value	7,456	—	7,456	—
Loan servicing rights	4,074	—	—	4,074
Property held for sale	5,147	—	—	5,147
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at December 31, 2017 were as follows:

	Fair Value of Assets / (Liabilities) at December 31, 2017	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other repossessed property	$2,590	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	207,703	Appraisal value	Property specific adjustment	N/A	N/A
Loan servicing rights	3,799	Discounted cash flows	Constant prepayment rate Discount rate	9.2 - 23.2% 10.0 - 15.0%	12.0% 11.9%
Property held for sale	1,111	Appraisal value	Property specific adjustment	N/A	N/A
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for balance sheet instruments as of December 31, 2017 and September 30, 2017 are as follows:

		December 31, 2017		September 30, 2017
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$297,596	$297,596	$360,396	$360,396
Loans, net excluding fair valued loans and loans held for sale	Level 3	8,115,449	8,020,867	7,881,018	7,798,134
Accrued interest receivable	Level 2	54,817	54,817	53,176	53,176
Cash surrender value of life insurance policies	Level 2	29,823	29,823	29,619	29,619
Federal Home Loan Bank stock	Level 2	40,602	40,602	37,551	37,551

Liabilities
Deposits	Level 2	$9,024,185	$9,020,660	$8,977,613	$8,978,926
FHLB advances and other borrowings	Level 2	721,009	722,807	643,214	645,421
Securities sold under repurchase agreements	Level 2	116,884	116,884	132,636	132,636
Accrued interest payable	Level 2	6,139	6,139	4,405	4,405
Subordinated debentures and subordinated notes payable	Level 2	108,343	108,097	108,302	108,293
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
The following information was used in the computation of basic and diluted earnings per share (EPS) for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands, except per share data)
Net income	$29,230	$36,903

Weighted average common shares outstanding	58,902,629	58,750,522
Dilutive effect of stock based compensation	185,100	241,383
Weighted average common shares outstanding for diluted earnings per share calculation	59,087,729	58,991,905

Basic earnings per share	$0.50	$0.63
Diluted earnings per share	$0.49	$0.63
The Company had 0 and 50,076 shares of unvested performance stock as of December 31, 2017 and 2016, respectively, which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 0 and 95,553 shares of anti-dilutive stock awards outstanding as of December 31, 2017 and 2016, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The historical consolidated financial data discussed below reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, previously filed with the SEC. In addition to historical financial data, this discussion includes certain forward-looking statements regarding events and trends that may affect our future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. See “Cautionary Note Regarding Forward-Looking Statements.” For a more complete discussion of the factors that could affect our future results, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
Any discrepancies included in this filing between totals and the sums of percentages and dollar amounts presented, or between rounded dollar amounts, are due to rounding.
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended December 31, 2017 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended December 31, 2016.
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
The principal sources of our revenues and cash flows are: (i) interest and fees earned on loans made or held by our bank; (ii) interest on fixed income investments held by our bank; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at our bank; (v) gain on the sale of loans held for sale (vi) gains on sales of securities; and (vii) merchant and card fees. Our principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining our bank's loan and deposit functions; (iv) occupancy expenses for maintaining our bank's facilities; (v) professional fees; (vi) business development; (vii) FDIC insurance assessments; and (viii) other real estate owned expenses. The largest component contributing to our net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest-bearing liabilities (primarily deposit accounts and other borrowings). One of management's principal functions is to manage the spread between interest earned on earning assets and interest paid on interest-bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

Impact of the Tax Cuts and Jobs Act of 2017
The Tax Cuts and Jobs Act of 2017 significantly impacted the Company's financial results for the quarter and going forward. The three main impacts include:

•
A nonrecurring reduction in the carrying value of the Company's deferred taxes of $13.6 million, equating to $0.23, or 1.3%, of the Company's tangible book value per share and a reduction of approximately 15 basis points to the total capital ratio as of December 31, 2017 and $0.23 per diluted share for the quarter ended December 31, 2017;

•
A reduction in the statutory federal tax rate upon which the Company's net income before taxes is taxed beginning with the current fiscal year ending September 30, 2018. Because of the Company's fiscal year end, a blended statutory federal tax rate of 24.5% is applied to all net income before taxes generated during the current fiscal year and the overall effective tax rate for the fiscal year is expected to be approximately 26.0%. Compared to the previous statutory tax rate, the blended rate reduced the provision for income taxes by approximately $5.0 million for the quarter ended December 31, 2017. Beginning in fiscal year 2019, the Company's net income will be taxed at the 21.0% statutory federal tax rate; and

•
A reduction in the tax-related benefit generated by tax-advantaged assets. The tax equivalent adjustment to net interest income and net interest margin was $1.6 million for the current quarter, compared to $2.1 million in the prior quarter, on a consistent asset base. This change reduced net interest margin and adjusted net interest margin in the current quarter by approximately 2 basis points and increased our efficiency ratio by a negligible amount.

The actual impact of the revaluing deferred taxes may vary from the estimated charge to provision of $13.6 million due to uncertainties in our preliminary estimates and the effect of further clarification of the new law that cannot be estimated at this time. For more information on our tangible book value per share, net interest margin, adjusted net interest margin and efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Correction of Prior Period Balances
The consolidated statements of income have been revised to correct an immaterial classification error in loan interest income and noninterest income related to credit card interchange income for all periods presented. The reclassification had no effect on net income, earnings per share, retained earnings or capital ratios for all periods presented; however, our net interest margin and adjusted net interest margin were reduced by seven to eight basis points compared to what was originally reported for the prior comparable periods presented. Periods not presented herein will be revised, as applicable, as they are included in future filings. For more information on the reclassification of credit card interchange income, see "—Notes to the Consolidated Financial Statements, Nature of Operations and Summary of Significant Policies" section. For more information on our efficiency ratio, net interest margin and adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Highlights for the First Quarter of Fiscal Year 2018
Net income was $29.2 million, or $0.49 per diluted share, for the first quarter of fiscal year 2018, compared to $36.9 million, or $0.63 per diluted share, for the first quarter of fiscal year 2017. Adjusted net income, which excludes the effect of one-time acquisition expenses and the deferred taxes revaluation triggered by the Tax Cuts and Jobs Act of 2017, was $42.8 million, or $0.72 per diluted share, compared to $37.3 million, or $0.63 per diluted share, respectively, for the same periods, an increase of $5.5 million, or 14.7%. Compared to the first quarter of fiscal year 2017, total revenue (non-FTE) for the first quarter of fiscal year 2018 grew by 4.2%, provision for loan and lease losses were reduced 35.4% and noninterest expenses grew by 4.4%. Total revenue (non-FTE) is the sum of net interest income (non-FTE) and noninterest income. Our efficiency ratio was 45.8% and 45.1% for the quarters ending December 31, 2017 and December 31, 2016, respectively. For more information on our adjusted net income and efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest bearing liabilities, was 3.89%, 3.93% and 3.82%, respectively, for the quarters ended December 31, 2017, September 30, 2017 and December 31, 2016. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.80%, 3.82% and 3.65%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin increased by 7 basis points and 15 basis points, respectively, compared to the same quarter in fiscal year 2017. The yield on interest-earning assets increased by 24 basis points over the same quarter in fiscal year 2017, driven by higher average loan balances as a proportion of earning assets and improving loan and investment yields. Meanwhile, the cost of interest-bearing liabilities increased by 18 basis points over the same period, including a 15 basis point increase in the cost of deposits, partially offset by a reduction in average FHLB borrowings outstanding. In addition, the reduction in the magnitude of the tax equivalent adjustment driven by a lower statutory tax rate reduced each metric by approximately 2 basis points. A $2.0 million reduction in the cost of interest rate swaps, that hedge the interest rate risk on long term fixed rate loans in the portfolio, compared to the prior comparable quarter is the primary driver of the more pronounced increase in adjusted net interest margin compared to net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Total loans were $9.17 billion at December 31, 2017 compared to $8.97 billion at September 30, 2017. The net growth of $196.8 million, or 2.2%, occurred primarily within the commercial real estate ("CRE") segment of the loan portfolio, which grew $170.9 million, including strong growth in owner-occupied CRE and construction loans. The agriculture loan segment increased by $55.2 million, with approximately $20 million of that growth resulting from short-term advances required by many of our dairy customers for tax planning purposes that have already been repaid.
Deposits grew to $9.02 billion at December 31, 2017, an increase of $46.6 million, or 0.5%, compared to $8.98 billion at September 30, 2017. Deposit growth was driven by $76.0 million increase in noninterest-bearing deposits, partially offset by a $29.4 million reduction in interest-bearing deposits, which is net of continued outflows of time deposits.
At December 31, 2017, loans graded "Watch" were $287.5 million, a decrease of $24.1 million, or 7.7%, compared to September 30, 2017. Loans graded "Substandard" were $247.7 million, an increase of $14.8 million, or 6.4%, over the same period. The decrease in "Watch" graded loans and the increase in "Substandard" graded loans was primarily driven by the deterioration of a small number of CRE relationships.
Nonaccrual loans, including ASC 310-30 loans, were $147.3 million as of December 31, 2017, with $4.1 million of the balance covered by FDIC loss-sharing agreements. Total nonaccrual loans increased by $9.0 million compared to September 30, 2017, primarily driven by one CRE loan relationship. Total other repossessed property balances were $10.5 million as of December 31, 2017, an increase of $1.5 million, or 16.7%, compared to September 30, 2017.
As of mid-January, annual reviews have been completed on approximately 70% of agriculture loan relationships with maturity dates between November 1, 2017 and January 15, 2018. Growers' 2017 performance was broadly in line with expectations and risk rating changes are expected to be minimal with upgrades modestly exceeding downgrades.
Provision for loan and lease losses was $4.6 million for the first quarter of fiscal year 2018, compared to $7.0 million for the same quarter of fiscal year 2017. Net charge-offs for the first quarter of fiscal year 2018 were $4.0 million, or 0.18% of average total loans on an annualized basis, with the majority of net charge-offs concentrated in the agriculture and commercial non-real estate segments of the loan portfolio. Net charge-offs were $4.9 million, or 0.22% of average total loans on an annualized basis for the first quarter of fiscal year 2017. The ratio of ALLL to total loans was 0.70% at December 31, 2017, a reduction from 0.71% at September 30, 2017. The balance of the ALLL increased from $63.5 million at September 30, 2017 to $64.0 million at December 31, 2017.
Our capital position is strong, with Tier 1 capital, total capital and Tier 1 leverage ratios of 11.3%, 12.3% and 10.3%, respectively, at December 31, 2017, compared to 11.4%, 12.5% and 10.3%, respectively, at September 30, 2017. In addition, our Common Equity Tier 1 ratio was 10.5% at December 31, 2017 and 10.7% at September 30, 2017. Our tangible common equity to tangible assets ratio was 9.2% at December 31, 2017 and 9.2% at September 30, 2017. The revaluation of the Company's deferred taxes reduced the total capital ratio by approximately 15 basis points. For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Key Factors Affecting Our Business and Financial Statements
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, our business, financial condition and results of operations are impacted by several key factors, including economic conditions, interest rates, asset quality and loss-sharing agreements, banking laws and regulations, competition, operational efficiency, goodwill and amortization of other intangible assets and loans and interest rate swaps accounted for at fair value.  There have been no material changes to these factors except as otherwise supplemented within this Quarterly Report on Form 10-Q for the three months ended December 31, 2017.
Results of Operations—Three Month Periods Ended December 31, 2017 and 2016
Overview
The following table highlights certain key financial and performance information for the three month periods ended December 31, 2017 and 2016:

	Three Months Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest and dividend income (FTE)	$116,519	$108,797
Interest expense	14,332	9,764
Noninterest income	16,674	15,658
Noninterest expense	54,868	52,537
Provision for loan and lease losses	4,557	7,049
Net income	29,230	36,903
Adjusted net income [1]	42,816	37,343
Common shares outstanding	58,896,189	58,755,989
Weighted average diluted common shares outstanding	59,087,729	58,991,905
Earnings per common share - diluted	$0.49	$0.63
Adjusted earnings per common share - diluted [1]	0.72	0.63

Performance Ratios:
Net interest margin (FTE) 1 2	3.89%	3.82%
Adjusted net interest margin (FTE) 1 2	3.80%	3.65%
Return on average total assets [2]	1.00%	1.28%
Return on average common equity [2]	6.6%	8.8%
Return on average tangible common equity 1 2	11.6%	16.3%
Efficiency ratio [1]	45.8%	45.1%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

[2] Annualized for all partial-year periods.

Net Interest Income
The following table presents net interest income, net interest margin and adjusted net interest margin for the three month periods ended December 31, 2017 and 2016:

	Three Months Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands)
Net interest income:
Total interest and dividend income (FTE)	$116,519	$108,797
Less: Total interest expense	14,332	9,764
Net interest income (FTE)	$102,187	$99,033

Net interest margin (FTE) and adjusted net interest margin (FTE) [1]
Average interest-earning assets	10,412,882	10,286,284
Average interest-bearing liabilities	9,751,936	9,652,611
Net interest margin (FTE)	3.89%	3.82%
Adjusted net interest margin (FTE) [1]	3.80%	3.65%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net interest income was $102.2 million for the first quarter of fiscal year 2018, compared to $99.0 million for the same quarter in fiscal year 2017, an increase of 3.2%. The increase in net interest income was primarily attributable to higher loan interest income driven by 3.3% of growth in average loans outstanding between periods and a modest increase in investment portfolio income driven by rising interest rates, partially offset by higher interest expense associated with interest-bearing deposits and borrowings.
Net interest margin was 3.89% for the first quarter of fiscal year 2018, an increase of 7 basis points compared to the same quarter in fiscal year 2017. Adjusted net interest margin was 3.80% for the first quarter of fiscal year 2018, an increase of 15 basis points compared to the same quarter in fiscal year 2017. The yield on interest-earning assets increased by 24 basis points over the same quarter in fiscal year 2017, driven by higher average loan balances as a proportion of earning assets and improving loan and investment yields. Meanwhile, the cost of interest-bearing liabilities increased by 18 basis points over the same period, including a 15 basis point increase in the cost of deposits, partially offset by a reduction in average FHLB borrowings outstanding. In addition, the reduction in the magnitude of the tax equivalent adjustment driven by a lower statutory tax rate reduced each metric by approximately 2 basis points. A $2.0 million reduction in the cost of interest rate swaps, that hedge the interest rate risk on long term fixed rate loans in the portfolio, compared to the prior comparable quarter is the primary driver of the more pronounced increase in adjusted net interest margin compared to net interest margin. For more information on our adjusted net interest income and adjusted net interest margin, including a reconciliation of each to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The following tables present the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three month periods, respectively. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $735.7 million at December 31, 2017 and $724.1 million at December 31, 2016, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected below has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. ASC 310-30 loans represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Non ASC 310-30 loans represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	For the three months ended
	December 31, 2017			December 31, 2016
	Average Balance	Interest (FTE)	Yield / Cost [1]	Average Balance	Interest (FTE)	Yield / Cost [1]
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$65,935	$231	1.39%	$266,704	$346	0.51%
Investment securities	1,416,179	7,043	1.97%	1,377,459	6,377	1.84%
Non ASC 310-30 loans, net [2]	8,840,929	106,500	4.78%	8,515,947	99,730	4.65%
ASC 310-30 loans, net	89,839	2,745	12.12%	126,174	2,344	7.37%
Loans, net	8,930,768	109,245	4.85%	8,642,121	102,074	4.69%
Total interest-earning assets	10,412,882	116,519	4.44%	10,286,284	108,797	4.20%
Noninterest-earning assets	1,176,658			1,152,013
Total assets	$11,589,540	$116,519	3.99%	$11,438,297	$108,797	3.77%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,844,490			$1,792,060
NOW, money market and savings deposits	5,887,195	$8,291	0.56%	5,548,112	$5,129	0.37%
Time deposits	1,267,300	2,707	0.85%	1,348,119	2,161	0.64%
Total deposits	8,998,985	10,998	0.48%	8,688,291	7,290	0.33%
Securities sold under agreements to repurchase	125,060	95	0.30%	136,405	115	0.33%
FHLB advances and other borrowings	519,575	2,069	1.58%	716,953	1,271	0.70%
Subordinated debentures and subordinated notes payable	108,316	1,170	4.28%	110,962	1,088	3.89%
Total borrowings	752,951	3,334	1.76%	964,320	2,474	1.02%
Total interest-bearing liabilities	9,751,936	$14,332	0.58%	9,652,611	$9,764	0.40%
Noninterest-bearing liabilities	76,477			119,443
Stockholders' equity	1,761,127			1,666,243
Total liabilities and stockholders' equity	$11,589,540			$11,438,297
Net interest spread			3.41%			3.37%
Net interest income and net interest margin (FTE)		$102,187	3.89%		$99,033	3.82%
Less: Tax equivalent adjustment		$1,565			$2,142
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$100,622	3.83%		$96,891	3.74%

[1] Annualized for all partial-year periods.
[2] Interest income includes $0.6 million and $1.4 million for the third quarter of fiscal year 2018 and 2017, respectively, resulting from accretion of ASC 310-20 loan marks associated with acquired loans.

The yield on interest-earning assets was 4.44% for the first quarter of fiscal year 2018, an increase of 24 basis points over the same quarter in fiscal year 2017, driven by higher average loan balances as a proportion of earning assets and improving loan and investment yields. Meanwhile, the cost of interest-bearing liabilities was 0.58% for the first quarter of fiscal year 2018, an increase of 18 basis points over the same quarter in fiscal year 2017, including a 15 basis point increase in the cost of deposits, partially offset by a reduction in average FHLB borrowings outstanding.

Interest and Dividend Income
The following table presents interest and dividend income for the three month periods ended December 31, 2017 and 2016:

	Three Months Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands)
Interest and dividend income:
Loans (FTE)	$109,245	$102,074
Taxable securities	6,494	5,878
Nontaxable securities	260	199
Dividends on securities	289	300
Federal funds sold and other	231	346
Total interest and dividend income (FTE)	116,519	108,797
Less: Tax equivalent adjustment	1,565	2,142
Total interest and dividend income (GAAP)	$114,954	$106,655
Total interest and dividend income consists primarily of interest income on loans and interest and dividend income on our investment portfolio. Total interest and dividend income was $116.5 million for the first quarter of fiscal year 2018, compared to $108.8 million for the same quarter of fiscal year 2017, an increase of 7.1%. Significant components of interest and dividend income are described in further detail below.
Loans. Average net loan balances for the first quarter of fiscal year 2018 were $8.93 billion, representing a 3.3% increase compared to the same period in fiscal year 2017. Interest income on all loans increased to $109.2 million in first quarter of fiscal year 2018 from $102.1 million in the same quarter in fiscal year 2017, an increase of $7.1 million, or 7.0% between the two periods.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on non-ASC 310-30 loans was 4.78% for the first quarter of fiscal year 2018, an increase of 13 basis points compared to the same quarter in fiscal year 2017. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on non ASC 310-30 loans was 4.67% for the first quarter of fiscal year 2018, a 23 basis point an increase compared to the same quarter in fiscal year 2017. In addition, the reduction in the magnitude of the tax equivalent adjustment driven by a lower statutory tax rate reduced each metric by approximately 2 basis points. Starting in first quarter of fiscal year 2016 and continuing through the first quarter of 2018 we have begun to benefit from a period-over-period increase in LIBOR rates which has reduced the net cost of pay fixed, receive floating interest rate swaps the Company utilizes related to certain fixed rate loans and benchmark rate hikes which have raised interest rates on many of our floating and variable rate loans.
The average duration, net of interest rate swaps, of the loan portfolio was 1.2 years as of December 31, 2017. Approximately 47%, or $4.33 billion, of the portfolio is comprised of fixed rate loans, of which $980.1 million of loans are fixed rate loans with an original term of 5 years or greater for which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. Of the remaining floating and variable rate loans in the portfolio, approximately 51% are indexed to Wall Street Journal Prime, 28% to 5-year Treasuries and the balance to various other indices. Approximately 2% of our total loans' rates are floored, with an average interest rate floor 71 bps above market rates.
Loan-related fee income of $2.0 million is included in interest income for the first quarter of fiscal year 2018 and $1.4 million for the same quarter in fiscal year 2017. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $1.0 million and $0.9 million for the first quarter of fiscal years 2018 and 2017, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.41 billion as of December 31, 2017. Interest and dividend income on investments includes income earned on investment securities and FHLB stock. Interest and dividend income on investments was $7.0 million for the first quarter of fiscal year 2018, an increase of $0.6 million, or 10.4%, from $6.4 million in the first quarter of fiscal year 2017, driven by an increase in average balances coupled with a yield increase from 1.84% to 1.97% over the same period.

The weighted average life of the investment portfolio was 3.6 years at December 31, 2017 and September 30, 2017. Average investments represented 13.6% and 13.4% of total average interest-earning assets for the first quarters of fiscal years 2018 and 2017, respectively.
Interest Expense
The following table presents interest expense for the three month periods ended December 31, 2017 and 2016:

	Three Months Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands)
Interest expense:
Deposits	$10,998	$7,290
Securities sold under agreements to repurchase	95	115
FHLB advances and other borrowings	2,069	1,271
Subordinated debentures and subordinated notes payable	1,170	1,088
Total interest expense	$14,332	$9,764
Total interest increased $4.6 million, or 46.8%, to $14.3 million in the first quarter of fiscal year 2018 from $9.8 million in the same quarter in fiscal year 2017. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of checking accounts, money market accounts, NOW accounts, savings accounts and time deposits, was $11.0 million and $7.3 million for the first quarter of fiscal year 2018 and 2017, respectively, an increase of $3.7 million, or 50.9%, driven by growth in average interest-bearing deposits outstanding and increasing benchmark interest rates. Average deposit balances increased to $9.00 billion from $8.69 billion, for the same periods, an increase of $0.31 billion, or 3.6%. The cost of deposits increased to 0.48% for the first quarter of fiscal year 2018 from 0.33% for the same quarter of fiscal year 2017.
Average non-interest-bearing demand account balances remained stable at 20.5% of average total deposits for the first quarter of fiscal year 2018 and 20.6% for the comparable quarter in fiscal year 2017. Total average other liquid accounts, consisting of money market and savings accounts, increased to 65.4% of total average deposits for the first quarter of fiscal year 2018, compared to 63.9% of total average deposits for the comparable quarter in fiscal year 2017, while time deposit accounts decreased to 14.1% of average total deposits for the first quarter of fiscal year 2018, compared to 15.5% in the comparable quarter in fiscal year 2017. We continue our strategy of focusing on cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $2.1 million for the first quarter of fiscal year 2018, an increase of $0.8 million, or 62.7%, compared to $1.3 million for the comparable quarter in 2017, reflecting a weighted average cost of 1.58% and 0.70% for the first quarters of fiscal years 2018 and 2017, respectively. Our average balance for FHLB advances and other borrowings was $519.6 million in the current quarter of fiscal year 2018, a $197.4 million reduction, compared to $717.0 million in the comparable quarter of fiscal year 2017. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 5.3% for the first quarter of fiscal year 2018, compared to 7.4% for the comparable quarter in fiscal year 2017. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 1.57% and 0.83% at December 31, 2017 and 2016, respectively, and the average tenor was 3 and 61 months for the same periods.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At December 31, 2017, we had pledged $3.77 billion of loans to the FHLB, against which we had borrowed $721.0 million.

Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding subordinated debentures and subordinated notes payable was $1.2 million in first quarter of fiscal year 2018 and $1.1 million in the comparable quarter in fiscal year 2017. The weighted average contractual rate on outstanding subordinated notes was 4.88% at both December 31, 2017 and September 30, 2017.
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

	Current Quarter vs Comparable Quarter
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$(397)	$282	$(115)
Investment securities	183	483	666
Non ASC 310-30 loans	3,868	2,902	6,770
ASC 310-30 loans	(810)	1,211	401
Loans	3,058	4,113	7,171
Total increase	2,844	4,878	7,722
Increase (decrease) in interest expense:
NOW, money market & savings deposits	331	2,831	3,162
Time deposits	(136)	682	546
Securities sold under agreements to repurchase	(10)	(10)	(20)
FHLB advances and other borrowings	(428)	1,226	798
Subordinated debentures and subordinated notes payable	(26)	108	82
Total (decrease) increase	(269)	4,837	4,568
Increase in net interest income (FTE)	$3,113	$41	$3,154
Provision for Loan and Lease Losses
We recognized provision for loan and lease losses of $4.6 million for the first quarter of fiscal year 2018 compared to a provision for loan and lease losses of $7.0 million for the comparable quarter in fiscal year 2017, a decrease of $2.4 million between the periods, or 35.4%. The decrease in provision was driven primarily by lower specific reserves in the agriculture and commercial non-real estate segments of the loan portfolio. We recorded a $0.1 million net improvement in provision for ASC 310-30 loans for the first quarter of fiscal year 2018, compared to a net impairment in provision of $0.1 million for the comparable quarter in fiscal year 2017.

	Three Months Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands)
Provision for loan and lease losses, non ASC 310-30 loans *	$4,604	$6,950
Provision for (reduction in) loan and lease losses, ASC 310-30 loans	(47)	99
Provision for loan and lease losses, total	$4,557	$7,049

* As presented above, the non ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.

Total Credit-Related Charges
In addition to the lower provision for loan losses we incurred during the current fiscal quarter of 2018 compared to the same quarter in 2017, we recognized other credit-related charges. We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current, prior and comparable quarter, is helpful to understanding the overall impact on our quarterly results of operations. Net other repossessed property charges includes other repossessed property operating costs, valuation adjustments and (loss) gain on sale of other repossessed properties, each of which entered other repossessed property as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect expected credit losses in the portfolio.

		For the three months ended:
Item	Included within F/S Line Item(s):	December 31, 2017	December 31, 2016
		(Dollars in thousands)
Provision for loan and lease losses	Provision for loan and lease losses	$4,557	$7,049
Net other repossessed property charges	Net loss on repossessed property and other related expenses	214	658
Reversal (recovery) of interest income on nonaccrual loans	Interest income on loans	1,068	(74)
Loan fair value adjustment related to credit	Net (decrease) increase in fair value of loans at fair value	(1,038)	539
Total		$4,801	$8,172
Noninterest Income
The following table presents noninterest income for the three month periods ended December 31, 2017 and 2016:

	Three Months Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands)
Non-interest income:
Service charges and other fees	$13,178	$13,837
Wealth management fees	2,185	2,254
Mortgage banking income, net	1,660	2,662
Net (loss) on sale of securities	(1)	—
Other	1,090	1,930
Subtotal, product and service fees	18,112	20,683
Net (decrease) in fair value of loans at fair value	(8,665)	(64,001)
Net realized and unrealized gain on derivatives	7,227	58,976
Subtotal, loans at fair value and related derivatives	(1,438)	(5,025)
Total noninterest income	$16,674	$15,658
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
Noninterest income was $16.7 million for the first quarter of fiscal year 2018, compared to $15.7 million for the comparable quarter in fiscal year 2017, an increase of $1.0 million, or 6.5%. Significant components of noninterest income are described in further detail below.
Product and Service Fees. We recognized $18.1 million of noninterest income related to product and service fees in the first quarter of fiscal year 2018, a decrease of $2.6 million, or 12.4%, compared to the same quarter in fiscal year 2017. The decrease was primarily attributable to a $1.0 million decrease in mortgage banking income, a $0.8 million decrease in other income, and a $0.7 million decrease in service charges and other fees, which reflected a modest decrease primarily driven by the full quarter impact of the "Durbin Amendment" limit on debit card interchange income that became effective in July 2017.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the first quarter of fiscal year 2018, these items accounted for $(1.4) million of noninterest income compared to $(5.0) million for the same quarter in fiscal year 2017. The change was driven by a net favorable change in the credit adjustment of $1.6 million combined with a $2.0 million reduction in the current cost of interest rate swaps driven by changes in the interest rate environment. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans; we present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.
Noninterest Expense
The following table presents noninterest expense for the three month periods ended December 31, 2017 and 2016:

	Three Months Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$32,868	$31,634
Data processing	5,896	5,677
Occupancy expenses	4,002	4,024
Professional fees	4,240	2,835
Communication expenses	988	1,040
Advertising	1,059	975
Equipment expense	846	798
Net loss recognized on repossessed property and other related expenses	214	658
Amortization of core deposits and other intangibles	426	839
Acquisition expenses	—	710
Other	4,329	3,347
Total noninterest expense	$54,868	$52,537
Our noninterest expense consists primarily of salaries and employee benefits, data processing, occupancy expenses, professional fees, communication expenses, advertising and acquisition expenses. Noninterest expense was $54.9 million in the first quarter of fiscal year 2018 compared to $52.5 million for the same quarter in fiscal year 2017, an increase of $2.3 million, or 4.4%. Included in noninterest expense for the first quarter of fiscal year 2017 was $0.7 million of non-recurring acquisitions expenses; absent this reduction, total noninterest expense increased by $3.0 million, or 5.9%, over the same period. This increase was primarily attributable to a $1.4 million increase in professional fees primarily driven by an increase in our FDIC assessment, a $1.2 million increase in salaries and employee benefits and a $1.0 million increase in other expenses, partially offset by a decrease of $0.4 million in net loss recognized on repossessed property and other related expenses.
Our efficiency ratio was 45.8% and 45.1% for the three month periods ending December 31, 2017 and 2016, respectively. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $28.6 million for the first quarter of fiscal year 2018 represents an effective tax rate of 49.5%, compared to a provision of $16.1 million or an effective tax rate of 30.3% for the comparable quarter. Excluding the deferred taxes revaluation as a result of the Tax Reform Act of 2017, the effective tax rate was 26.0%. For more information on the impact of the deferred taxes adjustment, see "—Overview, Impact of the Tax Cuts and Jobs Act of 2017" section.

Return on Assets and Equity
The table below presents our return on average total assets, return on average common equity and average common equity to average assets ratio for the dates presented:

	Three Months Ended
	December 31, 2017	December 31, 2016
Return on average total assets	1.00%	1.28%
Return on average common equity	6.6%	8.8%
Average common equity to average assets ratio	15.2%	14.6%
Excluding the revaluation of our deferred taxes, return on average total assets and return on average common equity would have been 1.47% and 9.6%, respectively, for the three months ended December 31, 2017.
Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated:

	As of
	December 31, 2017	September 30, 2017
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$11,806,581	$11,690,011
Loans [1]	9,165,373	8,968,553
Allowance for loan and lease losses	64,023	63,503
Deposits	9,024,185	8,977,613
Stockholders' equity	1,767,873	1,755,000
Tangible common equity [2]	1,019,902	1,006,603
Tier 1 capital ratio	11.3%	11.4%
Total capital ratio	12.3%	12.5%
Tier 1 leverage ratio	10.3%	10.3%
Common equity tier 1 ratio	10.5%	10.7%
Tangible common equity / tangible assets [2]	9.2%	9.2%
Book value per share - GAAP	$30.02	$29.83
Tangible book value per share [2]	$17.32	$17.11
Nonaccrual loans / total loans	1.61%	1.54%
Net charge-offs (recoveries) / average total loans [3]	0.18%	0.26%
Allowance for loan and lease losses / total loans	0.70%	0.71%

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

[3] Annualized for partial-year periods, except for September 30, 2017, which was for the twelve month period.
Our total assets were $11.81 billion at December 31, 2017, compared with $11.69 billion at September 30, 2017. The increase in total assets during the first three months of fiscal year 2018 was principally attributable to an increase in net loans of $196.3 million since September 30, 2017, partially offset by a decrease in cash and cash equivalents of $62.8 million for the same period. At December 31, 2017, loans were $9.17 billion, compared to $8.97 billion at September 30, 2017. Net loan growth was primarily driven by growth in CRE and agriculture segments of the loan portfolio, offset by a reduction in commercial non-real estate loans. During the first quarter of fiscal year 2018, total deposits grew by $46.6 million, or 0.5%. The growth was driven by a $76.0 million increase in noninterest-bearing deposits, partially offset by a $29.4 million reduction in interest-bearing deposits, which is net of continued outflows of time deposits.

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated:

	December 31, 2017	September 30, 2017
	(dollars in thousands)
Unpaid principal balance:
Commercial real estate [1]
Originated	$3,824,110	$3,628,235
Acquired	471,586	496,570
Total	4,295,696	4,124,805
Agriculture [1]
Originated	2,055,784	1,990,648
Acquired	121,599	131,490
Total	2,177,383	2,122,138
Commercial non-real estate [1]
Originated	1,652,168	1,670,349
Acquired	43,563	48,565
Total	1,695,731	1,718,914
Residential real estate
Originated	731,517	724,906
Acquired	192,922	207,986
Total	924,439	932,892
Consumer
Originated	53,698	56,467
Acquired	9,174	10,092
Total	62,872	66,559
Other lending
Originated	45,737	43,132
Acquired	68	75
Total	45,805	43,207
Total originated	8,363,014	8,113,737
Total acquired	838,912	894,778
Total unpaid principal balance	9,201,926	9,008,515
Less: Unamortized discount on acquired loans	(26,536)	(29,121)
Less: Unearned net deferred fees and costs and loans in process	(10,017)	(10,841)
Total loans	9,165,373	8,968,553
Allowance for loan and lease losses	(64,023)	(63,503)
Loans, net	$9,101,350	$8,905,050

[1] Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

During the first quarter of fiscal year 2018, total loans increased by 2.2%, or $196.8 million. The growth was primarily focused in CRE and agriculture segments of the loan portfolio, which grew $170.9 million and $55.2 million, respectively, offset by a reduction of $23.2 million in commercial non-real estate loans. Over the same time period, residential real estate, consumer and other loan balances remained generally stable.

The following table presents an analysis of the unpaid principal balance of our loan portfolio at December 31, 2017, by borrower and collateral type and by each of the six major geographic areas we use to manage our markets.

	December 31, 2017
	South Dakota	Iowa / Kansas / Missouri	Nebraska	Arizona	Colorado	North Dakota / Minnesota	Other(2)	Total	%
	(dollars in thousands)
Commercial real estate [1]	$1,048,217	$1,093,977	$823,487	$447,780	$669,144	$203,797	$9,294	$4,295,696	46.7%
Agriculture [1]	677,224	422,709	166,876	733,246	177,045	3,313	(3,030)	2,177,383	23.7%
Commercial non-real estate [1]	269,197	829,648	355,848	73,320	120,453	8,714	38,551	1,695,731	18.4%
Residential real estate	224,912	277,580	196,380	23,106	154,553	18,898	29,010	924,439	10.0%
Consumer	24,288	20,394	14,461	893	1,277	694	865	62,872	0.7%
Other lending	—	—	—	—	—	—	45,805	45,805	0.5%
Total	$2,243,838	$2,644,308	$1,557,052	$1,278,345	$1,122,472	$235,416	$120,495	$9,201,926	100.0%
% by location	24.4%	28.7%	16.9%	13.9%	12.2%	2.6%	1.3%	100.0%

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

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at December 31, 2017:

December 31, 2017
(dollars in thousands)
Construction and development	$622,985
Owner-occupied CRE	1,317,585
Non-owner-occupied CRE	2,035,987
Multifamily residential real estate	319,139
Commercial real estate	4,295,696
Agriculture real estate	994,069
Agriculture operating loans	1,183,314
Agriculture	2,177,383
Commercial non-real estate	1,695,731
Home equity lines of credit	286,328
Closed-end first lien	461,499
Closed-end junior lien	38,278
Residential construction	138,334
Residential real estate	924,439
Consumer	62,872
Other	45,805
Total unpaid principal balance	$9,201,926
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
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at September 30, 2017, we were ranked the sixth-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core competencies. We target a 20% to 30% portfolio composition for agriculture loans according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. While our borrowers have experienced volatile commodity prices over recent years, we believe there continues to typically be strong secondary sources of repayment and low borrower leverage for the agriculture loan portfolio. Continued pressure on commodity prices or a further downturn in the agriculture economy could directly and adversely affect our agricultural loan portfolio and indirectly and adversely impact other lending categories including commercial non-real estate, CRE, residential real estate and consumer.
Commercial Non-Real Estate. Commercial non-real estate, or business lending, represents one of our core competencies. We believe that providing a tailored range of integrated products and services, including lending, to small- and medium-enterprise customers is the business at which we excel and through which we can generate favorable returns for our stockholders. We offer a number of different products including working capital and other shorter-term lines of credit, fixed-rate loans and variable rate loans with interest rate swaps over a wide range of terms, and variable-rate loans with varying terms. Our bank's direct exposure to energy-related borrowers is less than 1.4% of total loans.
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
The following table presents the maturity distribution of our loan portfolio as of December 31, 2017. The maturity dates were determined based on the contractual maturity date of the loan:

	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$406,956	$1,922,674	$1,966,066	$4,295,696
Agriculture	1,089,887	697,437	390,059	2,177,383
Commercial non-real estate	731,008	503,767	460,956	1,695,731
Residential real estate	232,965	317,212	374,262	924,439
Consumer	10,257	42,043	10,572	62,872
Other lending	45,805	—	—	45,805
Total	$2,516,878	$3,483,133	$3,201,915	$9,201,926
The following table presents the distribution, as of December 31, 2017, of our loans that were due after one year between fixed and variable interest rates:

	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$1,986,802	$1,901,938	$3,888,740
Agriculture	839,307	248,189	1,087,496
Commercial non-real estate	595,977	368,746	964,723
Residential real estate	215,908	475,566	691,474
Consumer	42,432	10,183	52,615
Total	$3,680,426	$3,004,622	$6,685,048

Other Repossessed Property
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. Other repossessed property assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the asset at an acceptable price in a timely manner. Our total other repossessed property carrying value was $10.5 million as of December 31, 2017, an increase of $1.5 million, or 16.7%, compared to September 30, 2017. The following table presents our other repossessed property balances for the period indicated:

Three Months Ended December 31, 2017
(dollars in thousands)
Beginning balance	$8,985
Additions to other repossessed property	3,671
Valuation adjustments and other	(13)
Sales	(2,157)
Ending balance	$10,486
Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated:

	December 31, 2017	September 30, 2017
	(dollars in thousands)
U.S. Treasury securities	$228,302	$228,039
Mortgage-backed securities:
Government National Mortgage Association	481,441	511,457
Federal Home Loan Mortgage Corporation	203,561	169,147
Federal National Mortgage Association	161,958	170,247
Small Business Assistance Program	237,965	224,005
States and political subdivision securities	70,034	73,041
Other	1,006	1,006
Total	$1,384,267	$1,376,942
We have historically invested excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. Since September 30, 2017, the fair value of the portfolio has decreased by $1.3 million, or 0.1%.
The following table presents the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period held at December 31, 2017. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield ("WA Yield") on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	December 31, 2017
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
U.S. Treasury securities	$84,927	1.39%	$143,375	1.66%	$—	—%	$—	—%	$—	—%	$—	—%	$228,302	1.56%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,084,925	2.06%	—	—%	1,084,925	2.06%
States and political subdivision securities	8,624	1.40%	45,753	1.49%	15,535	1.84%	122	5.00%	—	—%	—	—%	70,034	1.56%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$93,551	1.39%	$189,128	1.62%	$15,535	1.84%	$122	5.00%	$1,084,925	2.06%	$1,006	—%	$1,384,267	1.95%

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
The following table presents the dollar amount of nonaccrual loans, other repossessed property, restructured performing loans and accruing loans over 90 days past due, at the end of the dates indicated. Loans covered by FDIC loss-sharing agreements are generally pooled with other similar loans and are accreting purchase discount into income each period. Subject to compliance with the applicable loss-sharing agreement, we are indemnified by the FDIC at a rate of 80% for any future credit losses on loans covered by a FDIC loss-sharing agreement through June 4, 2020 for single-family real estate loans.

	December 31, 2017	September 30, 2017
	(dollars in thousands)
Nonaccrual loans [1]
Commercial real estate [3]	$33,939	$14,912
Agriculture [3]	92,262	100,504
Commercial non-real estate [3]	13,016	13,674
Residential real estate
Loans covered by FDIC loss-sharing agreements	4,131	4,893
Loans not covered by FDIC loss-sharing agreements	3,810	4,206
Total	7,941	9,099
Consumer [3]	167	123
Other lending [3]	—	—
Total nonaccrual loans covered by FDIC loss-sharing agreements	4,131	4,893
Total nonaccrual loans not covered by FDIC loss-sharing agreements	143,194	133,419
Total nonaccrual loans	147,325	138,312
Other repossessed property	10,486	8,985
Total nonperforming assets	157,811	147,297
Restructured performing loans	32,352	32,490
Total nonperforming and restructured assets	$190,163	$179,787

Accruing loans 90 days or more past due	$157	$1,859
Nonperforming restructured loans included in total nonaccrual loans	$64,025	$71,334

Percent of total assets
Nonaccrual loans [1]
Loans not covered by FDIC loss-sharing agreements	1.21%	1.14%
Total	1.25%	1.18%
Other repossessed property	0.09%	0.08%
Nonperforming assets [2]	1.34%	1.26%
Nonperforming and restructured assets [2]	1.61%	1.54%

[1] Includes nonperforming restructured loans
[2] Includes nonaccrual loans, which includes nonperforming restructured loans.
[3] Loans not covered by FDIC loss-sharing agreements
At December 31, 2017 and September 30, 2017, our nonperforming assets were 1.34% and 1.26%, respectively, of total assets. Nonaccrual loans were $147.3 million as of December 31, 2017, with $4.1 million of the balance covered by FDIC loss-sharing agreements, which represented a total increase in nonaccrual loans of $9.0 million, or 6.5%, compared to September 30, 2017. Total other repossessed property balances were $10.5 million as of December 31, 2017, an increase of $1.5 million, or 16.7%, compared to September 30, 2017.

We recognized approximately $0.2 million of interest income on loans that were on nonaccrual for the first quarter of fiscal year 2018. Excluding loans covered by FDIC loss-sharing agreements, we had average nonaccrual loans (calculated as a two-point average) of $138.3 million outstanding during the first quarter of fiscal year 2018. Based on the average loan portfolio yield for these loans for the first quarter of fiscal year 2018, we estimate that interest income would have been $1.7 million higher during this period had these loans been accruing.
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
The table below outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated:

	December 31, 2017	September 30, 2017
	(dollars in thousands)
Commercial real estate
Performing TDRs	$621	$1,121
Nonperforming TDRs	4,859	5,351
Total	5,480	6,472
Agriculture
Performing TDRs	23,178	22,678
Nonperforming TDRs	54,401	59,633
Total	77,579	82,311
Commercial non-real estate
Performing TDRs	8,284	8,369
Nonperforming TDRs	3,957	5,641
Total	12,241	14,010
Residential real estate
Performing TDRs	258	311
Nonperforming TDRs	808	688
Total	1,066	999
Consumer
Performing TDRs	11	11
Nonperforming TDRs	—	21
Total	11	32
Total performing TDRs	32,352	32,490
Total nonperforming TDRs	64,025	71,334
Total TDRs	$96,377	$103,824
As of December 31, 2017, total performing TDRs decreased $0.1 million, or 0.4%, compared to September 30, 2017. Total nonperforming TDRs decreased $7.3 million, or 10.2%, compared to September 30, 2017 due mainly to partial charge offs on two relationships and a substantial paydown from one relationship in our agriculture portfolio during the quarter.
We entered into loss-sharing agreements with the FDIC related to certain assets (loans and other repossessed property) acquired from TierOne Bank on June 4, 2010. We are generally indemnified by the FDIC at a rate of 80% for any future credit losses through June 4, 2020 for single-family real estate loans and other repossessed property. Our commercial loss-sharing agreement with the FDIC has expired.

The table below presents nonaccrual loans, TDRs, and other repossessed property covered by the remaining loss-sharing agreement; a rollforward of the allowance for loan and lease losses for loans covered by the remaining loss-sharing agreement; a rollforward of allowance for loan and lease losses for ASC 310-30 loans covered by the remaining loss-sharing agreement; and a rollforward of other repossessed property covered by the remaining loss-sharing agreement at and for the periods presented.

	At and for the three months ended December 31, 2017	At and for the fiscal year ended September 30, 2017
	(dollars in thousands)
Assets covered by FDIC loss-sharing agreements
Nonaccrual loans [1]	$4,131	$4,893
TDRs	182	191
Other repossessed property	86	—
Allowance for loan and lease losses, loans covered by FDIC loss-sharing agreements
Balance at beginning of period	$196	$907
Additional impairment recorded	52	196
Recoupment of previously-recorded impairment	(90)	(892)
Charge-offs	(60)	(15)
Balance at end of period	$98	$196

Other repossessed property covered by loss-sharing arrangement
Balance at beginning of period	$—	$106
Additions to other repossessed property	86	14
Sales	—	(120)
Balance at end of period	$86	$—

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

The following table presents an analysis of our allowance for loan and lease losses, including provisions for loan and lease losses, charge-offs and recoveries, for the periods indicated:

	At and for the three months ended December 31, 2017	At and for the fiscal year ended September 30, 2017
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$63,503	$64,642
Provision charged to expense	4,604	22,210
Recoupment of ASC 310-30 loans	(47)	(671)
Charge-offs:
Commercial real estate	(329)	(2,043)
Agriculture	(2,198)	(7,853)
Commercial non-real estate	(1,239)	(12,576)
Residential real estate	(255)	(809)
Consumer	(54)	(196)
Other lending	(534)	(2,403)
Total charge-offs	(4,609)	(25,880)

Recoveries:
Commercial real estate	148	485
Agriculture	47	415
Commercial non-real estate	121	652
Residential real estate	90	507
Consumer	22	102
Other lending	144	1,041
Total recoveries	572	3,202

Net loan charge-offs	(4,037)	(22,678)

Balance at end of period	$64,023	$63,503

Average total loans for the period [1]	$8,930,768	$8,695,672
Total loans at period end [1]	$9,165,373	$8,968,553
Ratios
Net charge-offs to average total loans [3]	0.18%	0.26%
Allowance for loan and lease losses to:
Total loans	0.70%	0.71%
Nonaccruing loans [2]	44.71%	47.60%

[1] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
[2] Nonaccruing loans excludes loans covered by FDIC loss-sharing agreements.
[3] Annualized for partial-year periods
In the first quarter of fiscal year 2018, net charge-offs were $4.0 million, or 0.18% of average total loans on an annualized basis, comprised of $4.6 million of charge-offs and $0.6 million of recoveries. For fiscal year 2017, net charge-offs were $22.7 million, or 0.26%, of average total loans.
At December 31, 2017, the allowance for loan and lease losses was 0.70% of our total loan portfolio, a 1 basis point decrease compared to 0.71% at September 30, 2017. The balance of the ALLL increased to $64.0 million from $63.5 million over the same period.
Additionally, a portion of our loans which are carried at fair value, totaling $980.1 million at December 31, 2017 and $1.02 billion at September 30, 2017, respectively, have no associated allowance for loan and lease losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for loan and lease losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $6.2 million and $8.3 million at December 31, 2017 and September 30, 2017, respectively, or 0.07% and 0.09% of total loans, respectively. Finally, total purchase discount remaining on all acquired loans equates to 0.29% and 0.32% of total loans at December 31, 2017 and September 30, 2017, respectively.
The following table presents management’s historical allocation of the allowance for loan and lease losses by loan category, in both dollars and percentage of our total allowance for loan and lease losses, to specific loans in those categories at the dates indicated:

	December 31, 2017		September 30, 2017
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial real estate	$15,995	25.0%	$16,941	26.7%
Agriculture	24,750	38.7%	25,757	40.6%
Commercial non-real estate	16,434	25.7%	14,114	22.2%
Residential real estate	5,475	8.5%	5,347	8.4%
Consumer	307	0.4%	329	0.5%
Other lending	1,062	1.7%	1,015	1.6%
Total	$64,023	100.0%	$63,503	100.0%
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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.5 million at December 31, 2017 and September 30, 2017.
Deposits
We obtain funds from depositors by offering consumer and business demand deposit accounts, money market accounts, NOW accounts, savings accounts and term time deposits. At December 31, 2017 and September 30, 2017, our total deposits were $9.02 billion and $8.98 billion, respectively, representing an increase of 0.5%, which was primarily spread across commercial and public deposit accounts. Our accounts are federally insured by the FDIC up to the legal maximum. We have significantly shifted the composition of our deposit portfolio away from time deposits toward demand, NOW, money market and savings accounts in recent years.
The following table presents the balances and weighted average cost of our deposit portfolio at the following dates:

	December 31, 2017		September 30, 2017
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Non-interest-bearing demand	$1,932,080	—%	$1,856,126	—%
NOW accounts, money market and savings	5,838,497	0.58%	5,847,432	0.55%
Time certificates, $250,000 or more	268,179	1.25%	273,365	1.16%
Other time certificates	985,429	0.84%	1,000,690	0.78%
Total	$9,024,185	0.50%	$8,977,613	0.48%
At December 31, 2017 and September 30, 2017, we had $701.0 million and $725.4 million, respectively, in brokered deposits.

Municipal public deposits constituted $886.8 million and $843.5 million of our deposit portfolio at December 31, 2017, and September 30, 2017, respectively, of which $584.8 million and $533.3 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 8.5% of our total deposits at December 31, 2017 and September 30, 2017.
The following table presents deposits by region:

	December 31, 2017	September 30, 2017
	(dollars in thousands)
South Dakota	$2,290,178	$2,231,857
Iowa / Kansas / Missouri	2,650,868	2,561,315
Nebraska	2,438,327	2,521,631
Arizona	404,166	377,610
Colorado	1,114,374	1,153,058
North Dakota / Minnesota	43,927	51,527
Corporate and other	82,345	80,615
Total deposits	$9,024,185	$8,977,613
We fund a portion of our assets with time deposits that have balances greater than $250,000 and that have maturities generally in excess of six months. At December 31, 2017 and September 30, 2017, our time deposits greater than $250,000 totaled $268.2 million and $273.4 million, respectively. The following table presents the maturities of our time deposits greater than $250,000 and less than or equal to $250,000 in size at December 31, 2017:

	Greater than $250,000	Less than or equal to $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$54,429	$181,847
Over three through six months	38,086	111,578
Over six through twelve months	69,227	326,341
Over twelve months	106,437	365,663
Total	$268,179	$985,429
Percent of total deposits	3.0%	10.9%
At December 31, 2017 and September 30, 2017, the average remaining maturity of all time deposits was approximately 14 months. The average time deposits amount per account was approximately $28,124 and $27,870 at December 31, 2017 and September 30, 2017, respectively.
Derivatives
In 2017, we began a new program of selling interest swaps directly to customers. These interest rate swaps sales are used to enable customers to achieve a long-term fixed rate by selling the customer a long-term variable rate loan indexed to LIBOR plus a credit spread whereby the Bank enters into an interest rate swap with our customer where the customer pays a fixed rate of interest set at the time of origination on the interest rate swap and then the customer receives a floating rate equal to the rate paid on the loan, thus resulting in a fixed rate of interest over the life of the interest rate swap. We then enter into a mirrored interest rate swap with a swap dealer where we pay and receive the same fixed and floating rate as we pay and receive from the interest rate swap we have with our customer. As the interest paid and received by us on the two swaps net to zero, we are left with the variable rate of the long-term loan.
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
Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted:

	At and for the Three Months Ended December 31, 2017	At and for the Fiscal Year Ended September 30, 2017
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$116,884	$132,636
FHLB advances	665,000	587,200
Total short-term borrowings	$781,884	$719,836

Maximum amount outstanding at any month-end during the period	$781,884	$719,836
Average amount outstanding during the period	$587,306	$352,395
Weighted average rate for the period	1.23%	0.70%
Weighted average rate as of date indicated	1.24%	1.24%
We have a $10.0 million revolving line of credit with a large national bank, which expires July 28, 2018, at an interest rate of one month LIBOR plus 200 basis points. At December 31, 2017, we did not have any advances on the line of credit.
Other Borrowings
We have outstanding $75.9 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of December 31, 2017 and September 30, 2017. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
In 2015, we issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at December 31, 2017, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, commencing on February 15, 2016 until August 15, 2020. During the first quarter of fiscal year 2018, we incurred $1.2 million in interest expense on all outstanding subordinated debentures and notes compared to $1.1 million in the same period in fiscal year 2017.

Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at December 31, 2017. Customer deposit obligations categorized as “not determined” include noninterest-bearing demand accounts, NOW accounts, money market and savings accounts with no stated maturity date.

	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$753,768	$257,158	$213,794	$1,148	$7,798,317	$9,024,185
Securities sold under agreement to repurchase	116,884	—	—	—	—	116,884
FHLB advances and other borrowings	696,000	—	—	25,000	—	721,000
Subordinated notes payable	—	—	—	75,920	—	75,920
Subordinated debentures	—	—	—	35,000	—	35,000
Operating leases, net of sublease income	5,157	4,523	8,757	6,629	—	25,066
Accrued interest payable	6,139	—	—	—	—	6,139
Interest on FHLB advances	1,541	915	2,745	534	—	5,735
Interest on subordinated notes payable	2,851	2,851	8,553	34,012	—	48,267
Interest on subordinated debentures	1,706	1,706	5,119	4,479	—	13,010
Other Commitments:
Commitments to extend credit—non-credit card	$1,338,261	$210,889	$436,865	$302,759	$—	$2,288,774
Commitments to extend credit—credit card	209,318	—	—	—	—	209,318
Letters of credit	68,240	—	—	—	—	68,240
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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated:

	December 31, 2017	September 30, 2017
	(dollars in thousands)
Commitments to extend credit	$2,498,092	$2,515,653
Letters of credit	68,240	70,186
Total	$2,566,332	$2,585,839
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
Great Western Bancorp, Inc. Our primary source of liquidity is cash obtained from dividends paid by our bank. We primarily use our cash for the payment of dividends, when and if declared by our Board of Directors and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our bank through equity contributions and for acquisitions. At December 31, 2017, our holding company had $53.4 million of cash. During the first quarter of fiscal year 2018, we declared and paid a dividend of $0.20 per common share. The outstanding amounts under our revolving line of credit with a large retail bank and our private placement subordinated capital notes together totaled $35.0 million at December 31, 2017. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities.
Great Western Bank. Our bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At December 31, 2017, our bank had cash of $297.6 million and $1.37 billion of highly-liquid securities held in our investment portfolio, of which $990.6 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our bank had $721.0 million in FHLB borrowings at December 31, 2017, with additional available lines of $1.40 billion. Our bank also had an additional borrowing capacity of $1.69 billion with the FRB Discount Window. Our bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At December 31, 2017, we had a total of $2.57 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our bank are based on the Basel III framework, as implemented by the federal bank regulators.
The following table presents our regulatory capital ratios at December 31, 2017 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,116,008	11.3%	6.0%	8.0%
Total capital	1,215,514	12.3%	8.0%	10.0%
Tier 1 leverage	1,116,008	10.3%	4.0%	5.0%
Common equity Tier 1	1,042,475	10.5%	5.75%	6.5%
Risk-weighted assets	9,892,037

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bank
Tier 1 capital	$1,087,819	11.0%	6.0%	8.0%
Total capital	1,152,325	11.7%	8.0%	10.0%
Tier 1 leverage	1,087,819	10.0%	4.0%	5.0%
Common equity Tier 1	1,087,819	11.0%	5.75%	6.5%
Risk-weighted assets	9,889,986
At December 31, 2017 and September 30, 2017, our Tier 1 capital included an aggregate of $73.5 million of trust preferred securities issued by our subsidiaries. At December 31, 2017, our Tier 2 capital included $64.0 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. At September 30, 2017, our Tier 2 capital included $63.5 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. Our total risk-weighted assets were $9.89 billion at December 31, 2017.
The revaluation of the Company's deferred taxes reduced the total capital ratio by approximately 15 basis points.
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
In particular, we evaluate our profitability and performance based on our adjusted net income, adjusted earnings per common share, tangible net income and return on average tangible common equity. Our adjusted net income and adjusted earnings per common share exclude the after-tax effect of items with a significant impact to net income that we do not believe to be recurring in nature, (e.g., one-time acquisition expenses as well as the effect of revaluation of deferred taxes). Our tangible net income and return on average tangible common equity exclude the effects of amortization expense relating to intangible assets and related tax effects from the acquisition of us by NAB and our acquisitions of other institutions. We believe these measures help highlight trends associated with our financial condition and results of operations by providing net income and return information excluding significant nonrecurring items (for adjusted net income and adjusted earnings per share) and based on our cash payments and receipts during the applicable period (for tangible net income and return on average tangible common equity).
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

	At or for the three months ended:
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income - GAAP	$29,230	$37,662	$35,060	$35,162	$36,903
Add: Acquisition expenses, net of tax	—	—	—	—	440
Add: Deferred taxes revaluation	13,586	—	—	—	—
Adjusted net income	$42,816	$37,662	$35,060	$35,162	$37,343

Weighted average diluted common shares outstanding	59,087,729	58,914,144	59,130,632	59,073,669	58,991,905
Earnings per common share - diluted	$0.49	$0.64	$0.59	$0.60	$0.63
Adjusted earnings per common share - diluted	$0.72	$0.64	$0.59	$0.60	$0.63

Tangible net income and return on average tangible common equity:
Net income - GAAP	$29,230	$37,662	$35,060	$35,162	$36,903
Add: Amortization of intangible assets, net of tax	376	380	488	500	676
Tangible net income	$29,606	$38,042	$35,548	$35,662	$37,579

Average common equity	$1,761,127	$1,740,429	$1,715,460	$1,686,770	$1,666,243
Less: Average goodwill and other intangible assets	748,144	748,571	749,074	749,638	750,290
Average tangible common equity	$1,012,983	$991,858	$966,386	$937,132	$915,953
Return on average common equity *	6.6%	8.6%	8.2%	8.5%	8.8%
Return on average tangible common equity **	11.6%	15.2%	14.8%	15.4%	16.3%

* Calculated as net income - GAAP divided by average common equity. Annualized for partial-year periods.
** Calculated as tangible net income divided by average tangible common equity. Annualized for partial-year periods.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$100,622	$99,672	$96,888	$95,744	$96,891
Add: Tax equivalent adjustment	1,565	2,122	2,154	2,182	2,142
Net interest income (FTE)	102,187	101,794	99,042	97,926	99,033
Add: Current realized derivative gain (loss)	(2,476)	(2,714)	(3,320)	(3,875)	(4,486)
Adjusted net interest income (FTE)	$99,711	$99,080	$95,722	$94,051	$94,547

Average interest-earning assets	$10,412,882	$10,283,401	$10,124,404	$10,144,875	$10,286,284
Net interest margin (FTE) *	3.89%	3.93%	3.92%	3.91%	3.82%
Adjusted net interest margin (FTE) **	3.80%	3.82%	3.79%	3.76%	3.65%

* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

	At or for the three months ended:
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
	(Dollars in thousands except share and per share amounts)
Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non ASC 310-30 loans:
Interest income - GAAP	$104,935	$102,998	$98,724	$97,170	$97,588
Add: Tax equivalent adjustment	1,565	2,122	2,154	2,182	2,142
Interest income (FTE)	106,500	105,120	100,878	99,352	99,730
Add: Current realized derivative gain (loss)	(2,476)	(2,714)	(3,320)	(3,875)	(4,486)
Adjusted interest income (FTE)	$104,024	$102,406	$97,558	$95,477	$95,244

Average non ASC 310-30 loans	$8,840,929	$8,728,514	$8,550,349	$8,531,652	$8,515,947
Yield (FTE) *	4.78%	4.78%	4.73%	4.72%	4.65%
Adjusted yield (FTE) **	4.67%	4.65%	4.58%	4.54%	4.44%

* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue - GAAP	$117,296	$114,412	$114,215	$111,233	$112,549
Add: Tax equivalent adjustment	1,565	2,122	2,154	2,182	2,142
Total revenue (FTE)	$118,861	$116,534	$116,369	$113,415	$114,691

Noninterest expense	$54,868	$55,332	$54,922	$53,852	$52,537
Less: Amortization of intangible assets	426	430	538	550	839
Tangible noninterest expense	$54,442	$54,902	$54,384	$53,302	$51,698
Efficiency ratio *	45.8%	47.1%	46.7%	47.0%	45.1%

* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,767,873	$1,755,000	$1,732,983	$1,706,861	$1,678,638
Less: Goodwill and other intangible assets	747,971	748,397	748,828	749,366	749,916
Tangible common equity	$1,019,902	$1,006,603	$984,155	$957,495	$928,722

Total assets	$11,806,581	$11,690,011	$11,466,184	$11,356,841	$11,422,617
Less: Goodwill and other intangible assets	747,971	748,397	748,828	749,366	749,916
Tangible assets	$11,058,610	$10,941,614	$10,717,356	$10,607,475	$10,672,701
Tangible common equity to tangible assets	9.2%	9.2%	9.2%	9.0%	8.7%

Tangible book value per share:
Total stockholders' equity	$1,767,873	$1,755,000	$1,732,983	$1,706,861	$1,678,638
Less: Goodwill and other intangible assets	747,971	748,397	748,828	749,366	749,916
Tangible common equity	$1,019,902	$1,006,603	$984,155	$957,495	$928,722

Common shares outstanding	58,896,189	58,834,066	58,761,597	58,760,517	58,755,989
Book value per share - GAAP	$30.02	$29.83	$29.49	$29.05	$28.57
Tangible book value per share	$17.32	$17.11	$16.75	$16.29	$15.81

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
Critical Accounting Policies and the Impact of Accounting Estimates
There have been no material changes to our critical accounting policies and accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2017, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of December 31, 2017 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended December 31, 2017
Change in Market Interest Rates as of December 31, 2017	Twelve Months Ending December 31, 2018	Twelve Months Ending December 31, 2019
Immediate Shifts
+400 basis points	10.76%	17.37%
+300 basis points	8.09%	13.11%
+200 basis points	5.41%	8.81%
+100 basis points	2.72%	4.44%
-100 basis points	(4.66)%	(6.87)%

Gradual Shifts
+400 basis points	2.16%
+300 basis points	1.64%
+200 basis points	1.11%
+100 basis points	0.57%
-100 basis points	(1.43)%
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
There have been no material changes in the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Equity Securities
None.

Purchases of Equity Securities

We did not repurchase any of our common stock during the first quarter of fiscal year 2018.

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

Great Western Bancorp, Inc.
Date: February 7, 2018	By: ______/s/_Peter Chapman_________________ Name: Peter Chapman Title: Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS

Number	Description

11.1	Statement regarding Computation of Per Share Earnings (included as Note 19 to the registrant's unaudited consolidated financial statements)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished, not filed

