Form 10-Q
period 2018-03-31
Great Western Bancorp, Inc.
filed 2018-05-08
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of May 1, 2018, the number of shares of the registrant’s Common Stock outstanding was 58,896,189.

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

•	our “states” refers to the nine states (Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota) in which we currently conduct our business;

•	our “footprint” refers to the geographic markets within our states in which we currently conduct our business; and

•	"FHLB" refers to Federal Home Loan Bank.
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

•
possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations, including the potential negative effects of recently proposed tariffs on products that our customers may import or export, including among others, agricultural products;

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
GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	(Unaudited)
	March 31, 2018	September 30, 2017
Assets
Cash and due from banks	$168,357	$170,657
Interest-bearing bank deposits	203,392	189,739
Cash and cash equivalents	371,749	360,396
Securities available for sale	1,307,598	1,367,960
Loans, net of unearned discounts and deferred fees, including $50,727 and $57,537 of loans covered by a FDIC loss share agreement at March 31, 2018 and September 30, 2017, respectively, and $920,965 and $1,016,576 of loans at fair value under the fair value option at March 31, 2018 and September 30, 2017, respectively, and $2,429 and $7,456 of loans held for sale at March 31, 2018 and September 30, 2017, respectively	9,338,306	8,968,553
Allowance for loan and lease losses	(65,139)	(63,503)
Net loans	9,273,167	8,905,050
Premises and equipment, including $1,109 and $5,147 of property held for sale at March 31, 2018 and September 30, 2017, respectively	107,048	112,209
Accrued interest receivable	49,353	53,176
Other repossessed property, including $86 and $0 of property covered by FDIC loss share agreements at March 31, 2018 and September 30, 2017, respectively	16,726	8,985
Goodwill	739,023	739,023
Cash surrender value of life insurance policies	30,032	29,619
Net deferred tax assets	31,629	42,400
Other assets	65,992	71,193
Total assets	$11,992,317	$11,690,011
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$1,854,734	$1,856,126
Interest-bearing	7,532,233	7,121,487
Total deposits	9,386,967	8,977,613
Securities sold under agreements to repurchase	103,291	132,636
FHLB advances and other borrowings	551,003	643,214
Subordinated debentures and subordinated notes payable	108,385	108,302
Accrued expenses and other liabilities	53,973	73,246
Total liabilities	10,203,619	9,935,011
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 58,896,189 shares issued and outstanding at March 31, 2018 and 58,834,066 shares issued and outstanding at September 30, 2017	589	588
Additional paid-in capital	1,316,150	1,314,039
Retained earnings	494,312	445,747
Accumulated other comprehensive (loss)	(22,353)	(5,374)
Total stockholders' equity	1,788,698	1,755,000
Total liabilities and stockholders' equity	$11,992,317	$11,690,011
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Interest income
Loans	$109,993	$99,481	$217,674	$199,413
Investment securities	7,013	6,538	14,055	12,916
Federal funds sold and other	227	219	458	565
Total interest income	117,233	106,238	232,187	212,894
Interest expense
Deposits	12,658	7,829	23,656	15,118
FHLB advances and other borrowings	2,815	1,567	4,978	2,953
Subordinated debentures and subordinated notes payable	1,207	1,098	2,377	2,186
Total interest expense	16,680	10,494	31,011	20,257
Net interest income	100,553	95,744	201,176	192,637
Provision for loan and lease losses	4,900	4,009	9,457	11,058
Net interest income after provision for loan and lease losses	95,653	91,735	191,719	181,579
Noninterest income
Service charges and other fees	12,047	13,574	25,224	27,410
Wealth management fees	2,335	2,429	4,519	4,683
Mortgage banking income, net	1,166	1,640	2,826	4,302
Net (loss) gain on sale of securities	(8)	44	(9)	44
Net (decrease) in fair value of loans at fair value	(14,838)	(5,216)	(23,502)	(69,218)
Net realized and unrealized gain on derivatives	14,282	1,592	21,509	60,568
Other	3,758	1,426	4,849	3,357
Total noninterest income	18,742	15,489	35,416	31,146
Noninterest expense
Salaries and employee benefits	33,672	32,370	66,539	64,004
Data processing and communication	9,190	6,879	16,074	13,595
Occupancy and equipment	5,290	5,123	10,138	9,946
Professional fees	4,027	3,559	8,267	6,394
Advertising	1,121	995	2,181	1,970
Net loss recognized on repossessed property and other related expenses	1,000	397	1,214	1,056
Amortization of core deposits and other intangibles	426	550	852	1,389
Acquisition expenses	—	—	—	710
Other	4,418	3,979	8,747	7,325
Total noninterest expense	59,144	53,852	114,012	106,389
Income before income taxes	55,251	53,372	113,123	106,336
Provision for income taxes	14,719	18,210	43,361	34,271
Net income	$40,532	$35,162	$69,762	$72,065
Basic earnings per common share
Weighted average common shares outstanding	58,941,315	58,788,802	58,921,972	58,769,662
Basic earnings per share	$0.69	$0.60	$1.18	$1.23
Diluted earnings per common share
Weighted average diluted common shares outstanding	59,146,117	59,073,669	59,116,923	59,032,787
Diluted earnings per share	$0.69	$0.60	$1.18	$1.22
Dividends per share
Dividends paid	$11,780	$9,989	$23,550	$19,970
Dividends per share	$0.20	$0.17	$0.40	$0.34
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income	$40,532	$35,162	$69,762	$72,065
Other comprehensive (loss) gain, net of tax:
Securities available for sale:
Net unrealized holding (loss) gain arising during the period	(12,425)	1,815	(21,070)	(19,653)
Reclassification adjustment for net loss (gain) realized in net income	8	(44)	9	(44)
Income tax benefit (expense)	3,062	(673)	6,345	7,485
Net change in unrealized (loss) gain on securities available for sale	(9,355)	1,098	(14,716)	(12,212)

Defined benefit pension plan obligation:
Net unrealized holding gain arising during the year	—	—	145	—
Income tax (expense)	—	—	(55)	—
Net change in defined benefit pension plan obligation	—	—	90	—
Other comprehensive (loss) gain, net of tax	(9,355)	1,098	(14,626)	(12,212)
Comprehensive income	$31,177	$36,260	$55,136	$59,853
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statement of Stockholders' Equity (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2016		$587	$1,312,347	$344,923	$5,534	$1,663,391
Net income	$72,065	—	—	72,065	—	72,065
Other comprehensive (loss), net of tax	(12,212)	—	—	—	(12,212)	(12,212)
Total comprehensive income	$59,853
Stock-based compensation, net of tax		—	3,587	—	—	3,587
Cash dividends:
Common stock, $0.17 per share		—	—	(19,970)	—	(19,970)
Balance, March 31, 2017		$587	$1,315,934	$397,018	$(6,678)	$1,706,861

Balance, September 30, 2017		$588	$1,314,039	$445,747	$(5,374)	$1,755,000
Net income	$69,762	—	—	69,762	—	69,762
Other comprehensive (loss), net of tax	(14,626)	—	—	—	(14,626)	(14,626)
Total comprehensive income	$55,136
Stock-based compensation, net of tax		1	2,111	—	—	2,112
Reclassification due to adoption of ASU 2018-02 ¹		—	—	2,353	(2,353)	—
Cash dividends:
Common stock, $0.20 per share		—	—	(23,550)	—	(23,550)
Balance, March 31, 2018		$589	$1,316,150	$494,312	$(22,353)	$1,788,698

¹ Reclassification due to adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 2, New Accounting Pronouncements and Note 15, Income Taxes, for additional information.

See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six months ended
	March 31, 2018	March 31, 2017
Operating activities
Net income	$69,762	$72,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,943	7,984
Amortization of FDIC indemnification asset	1,689	1,981
Net loss on sale of securities and other assets	2,143	1,061
Gain on redemption of subordinated debentures	—	(111)
Net gain on sale of loans	(3,314)	(5,180)
Provision for loan and lease losses	9,457	11,058
Reversal of provision for loan servicing rights loss	(71)	(10)
Stock-based compensation	2,112	3,587
Originations of residential real estate loans held for sale	(112,731)	(137,061)
Proceeds from sales of residential real estate loans held for sale	121,072	150,257
Net deferred income taxes	17,215	(328)
Changes in:
Accrued interest receivable	3,823	5,841
Other assets	423	1,063
Accrued interest payable and other liabilities	(18,336)	(77,655)
Net cash provided by operating activities	99,187	34,552
Investing activities
Purchase of securities available for sale	(110,741)	(183,678)
Proceeds from sales of securities available for sale	25,206	5,042
Proceeds from maturities of securities available for sale	122,436	122,760
Net increase in loans	(392,109)	(36,433)
Payment of covered losses from FDIC indemnification claims	(419)	(218)
Purchase of premises and equipment	(3,297)	(2,830)
Proceeds from sale of premises and equipment	4,565	3,868
Proceeds from sale of repossessed property	2,050	3,453
Purchase of FHLB stock	(30,420)	(4,240)
Proceeds from redemption of FHLB stock	34,251	28,751
Net cash used in investing activities	(348,478)	(63,525)
Financing activities
Net increase in deposits	409,509	487,502
Net decrease in securities sold under agreements to repurchase and other short-term borrowings	(29,345)	(17,216)
Proceeds from FHLB advances and other long-term borrowings	419,999	93,600
Repayments on FHLB advances and other long-term borrowings	(512,200)	(700,000)
Redemption of subordinated debentures	—	(3,625)
Taxes paid related to net share settlement of equity awards	(3,769)	—
Dividends paid	(23,550)	(19,970)
Net cash provided by (used in) financing activities	260,644	(159,709)
Net increase (decrease) in cash and cash equivalents	11,353	(188,682)
Cash and cash equivalents, beginning of period	360,396	524,611
Cash and cash equivalents, end of period	$371,749	$335,929
Supplemental disclosure of cash flow information
Cash payments for interest	$29,251	$20,348
Cash payments for income taxes	$23,980	$37,350
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(11,005)	$(1,221)
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
On April 26, 2018, the Board of Directors of the Company declared a dividend of $0.25 per common share payable on May 23, 2018 to stockholders of record as of close of business on May 11, 2018.
Correction of Prior Period Balances
The consolidated statements of income for the quarter ended March 31, 2017 have been revised to correct an immaterial classification error in interest income and noninterest income related to credit card interchange income. As a result, the consolidated statements of income have been revised to reflect these changes as follows.

	As originally reported	Adjustments	As revised
	(dollars in thousands)
Three months ended March 31, 2017
Interest income - loans	$101,136	$(1,655)	$99,481
Noninterest income - service charges and other fees	11,919	1,655	13,574

Six months ended March 31, 2017
Interest income - loans	$202,818	$(3,405)	$199,413
Noninterest income - service charges and other fees	24,005	3,405	27,410

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	As originally reported	Adjustments	As revised
	(dollars in thousands)
Twelve months ended September 30, 2017
Interest income - loans	$414,434	$(7,152)	$407,282
Noninterest income - service charges and other fees	48,573	7,152	55,725

Twelve months ended September 30, 2016
Interest income - loans	$370,444	$(6,716)	$363,728
Noninterest income - service charges and other fees	46,209	6,716	52,925
The above revisions had no effect on net income, earnings per share, retained earnings or capital ratios. Periods not presented herein will be revised, as applicable, as they are included in future filings.
2. New Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Reform Act") from other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company early adopted ASU 2018-02 during the second quarter of fiscal year 2018 with period of adoption application. Upon adoption, the Company made a policy election to reclassify stranded tax effects of approximately $2.4 million from accumulated other comprehensive income to retained earnings.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 is to be applied to all existing hedging relationships on the date of adoption and will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim period, with the effect of adoption reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the potential impact of ASU 2017-12 on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which addresses timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires institutions to measure all expected credit losses related to financial assets measured at amortized costs with an expected loss model based on historical experience, current conditions and reasonable and supportable forecasts relevant to affect the collectability of the financial assets, which is referred to as the current expected credit loss (CECL) model. ASU 2016-13 requires enhanced disclosures, including qualitative and quantitative requirements, to help understand significant estimates and judgments used in estimating credit losses, as well as provide additional information about the amounts recorded in the financial statements. ASU 2016-13 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The amendment requires the use of the modified retrospective approach for adoption. The Company has formed a project team to work on the implementation of ASU 2016-13 and is currently evaluating the potential impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize the assets and liabilities arising from leases on the balance sheet and disclosing key information about leasing arrangements. Lessees will be required to recognize an obligation for future lease payments measured on a discounted basis and a related right-of-use asset. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, "Revenue from Contracts with Customers." ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the potential impact of ASU 2016-02 on our consolidated financial statements.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments, in general, to be measured at fair value with changes in fair value recognized in earnings. It also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires entities to use the exit price notion when measuring fair value, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the measurement category and form on the balance sheet or accompanying notes, clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets, and simplifies the impairment assessment of equity investments without readily determinable fair values. ASU 2016-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not believe ASU 2016-01 will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which implements a more robust framework that clarifies the principles for recognizing revenue and gives greater consistency and comparability in revenue recognition practices. In the new framework, an entity recognizes revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. The new model requires the identification of performance obligations included in the contract with customers, a determination of the transaction price and an allocation of the price to those performance obligations. The entity recognizes revenue when performance obligations are satisfied. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies guidance pertaining to the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU 2016-11 and 2016-12, which further clarify guidance and provide practical expedients related to the adoption of ASU 2014-09. The standard permits the use of either the retrospective or cumulative effect transition method. The standard, along with subsequent guidance from FASB, lists several items that are specifically out of scope for ASU 2014-09, including but not limited to core interest income, derivative instruments, investments, and loan origination fees.
To address the new standard, the Company formed a working group and has completed the initial scoping phase to determine which revenue streams may be subject to accounting or disclosure changes upon adoption in October of 2018. Subsequent to this initial scoping, the Company selected a representative sample of contracts from the in-scope revenue streams for review under the amended guidance ("key contracts"). The review of key contracts is in process. Based on this preliminary analysis, we do not anticipate significant changes as a result of implementing the standard, but will conclude on the quantitative and qualitative impacts once we have completed our review of key contracts for any in-scope items over the coming months.
3. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of March 31, 2018
U.S. Treasury securities	$178,563	$—	$(1,144)	$177,419
Mortgage-backed securities:
Government National Mortgage Association	452,297	47	(13,971)	438,373
Federal Home Loan Mortgage Corporation	218,838	3	(4,878)	213,963
Federal National Mortgage Association	179,268	—	(4,591)	174,677
Small Business Assistance Program	237,156	144	(4,036)	233,264
States and political subdivision securities	70,513	10	(1,623)	68,900
Other	1,006	—	(4)	1,002
Total	$1,337,641	$204	$(30,247)	$1,307,598

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2017
U.S. Treasury securities	$228,039	$579	$(15)	$228,603
Mortgage-backed securities:
Government National Mortgage Association	511,457	228	(6,635)	505,050
Federal Home Loan Mortgage Corporation	169,147	75	(1,247)	167,975
Federal National Mortgage Association	170,247	22	(1,287)	168,982
Small Business Assistance Program	224,005	726	(1,001)	223,730
States and political subdivision securities	73,041	187	(642)	72,586
Other	1,006	28	—	1,034
Total	$1,376,942	$1,845	$(10,827)	$1,367,960
The amortized cost and approximate fair value of debt securities available for sale as of March 31, 2018 and September 30, 2017, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalty.

	March 31, 2018		September 30, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$43,291	$43,204	$91,535	$91,597
Due after one year through five years	189,787	187,741	193,117	193,373
Due after five years through ten years	15,876	15,252	16,306	16,097
Due after ten years	122	122	122	122
	249,076	246,319	301,080	301,189
Mortgage-backed securities	1,087,559	1,060,277	1,074,856	1,065,737
Securities without contractual maturities	1,006	1,002	1,006	1,034
Total	$1,337,641	$1,307,598	$1,376,942	$1,367,960
Proceeds from sales of securities available for sale were $25.0 million and $25.2 million for the three and six months ended March 31, 2018 and $5.0 million for both the three and six months ended March 31, 2017, respectively. Negligible gross gains (pre-tax) or gross losses (pre-tax) were realized on the sales for the three and six months ended March 31, 2018 and 2017 using the specific identification method. The Company recognized no other-than-temporary impairment for the three and six months ended March 31, 2018 and 2017.
Securities with an estimated fair value of approximately $920.6 million and $951.4 million at March 31, 2018 and September 30, 2017, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 97% and 68% of the Company’s investment portfolio at estimated fair value at March 31, 2018 and September 30, 2017, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more likely than not the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired at March 31, 2018 or September 30, 2017.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of March 31, 2018
U.S. Treasury securities	$148,360	$(873)	$29,059	$(271)	$177,419	$(1,144)
Mortgage-backed securities	314,049	(4,765)	712,510	(22,711)	1,026,559	(27,476)
States and political subdivision securities	14,967	(109)	49,249	(1,514)	64,216	(1,623)
Other	1,002	(4)	—	—	1,002	(4)
Total	$478,378	$(5,751)	$790,818	$(24,496)	$1,269,196	$(30,247)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2017
U.S. Treasury securities	$10,003	$(15)	$—	$—	$10,003	$(15)
Mortgage-backed securities	635,969	(5,425)	241,368	(4,746)	877,337	(10,171)
States and political subdivision securities	21,705	(197)	25,773	(444)	47,478	(641)
Other	—	—	—	—	—	—
Total	$667,677	$(5,637)	$267,141	$(5,190)	$934,818	$(10,827)
As of March 31, 2018 and September 30, 2017, the Company had 352 and 249 securities, respectively, in an unrealized loss position.
4. Loans
The composition of loans as of March 31, 2018 and September 30, 2017, is as follows.

	March 31, 2018	September 30, 2017
	(dollars in thousands)
Commercial real estate	$4,467,778	$4,124,805
Agriculture	2,177,020	2,122,138
Commercial non-real estate	1,767,587	1,718,914
Residential real estate	866,982	932,892
Consumer	55,190	66,559
Other	41,816	43,207
Ending balance	9,376,373	9,008,515
Less: Unamortized discount on acquired loans	(23,501)	(29,121)
Unearned net deferred fees and costs and loans in process	(14,566)	(10,841)
Total	$9,338,306	$8,968,553
The loan segments above include loans covered by a FDIC loss sharing agreement totaling $50.7 million and $57.5 million as of March 31, 2018 and September 30, 2017, respectively, residential real estate loans held for sale totaling $2.4 million and $7.5 million at March 31, 2018 and September 30, 2017, respectively, and $921.0 million and $1.02 billion of loans accounted for at fair value at March 31, 2018 and September 30, 2017, respectively.
Unearned net deferred fees and costs totaled $13.1 million and $11.6 million as of March 31, 2018 and September 30, 2017, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $1.5 million and $(0.8) million at March 31, 2018 and September 30, 2017, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Loans guaranteed by agencies of the U.S. government totaled $170.3 million and $168.3 million at March 31, 2018 and September 30, 2017, respectively.
Principal balances of residential real estate loans sold totaled $67.6 million and $53.4 million for the three months ended March 31, 2018 and 2017, respectively, and $117.8 million and $145.1 million for the six months ended March 31, 2018 and 2017, respectively.
Nonaccrual
Interest income on loans is accrued daily on the outstanding balances. Accrual of interest is discontinued when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful, which is usually at 90 days past due. Generally, when loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectability of principal and interest.
The following table presents the Company’s nonaccrual loans at March 31, 2018 and September 30, 2017, excluding ASC 310-30 loans. Loans greater than 90 days past due and still accruing interest as of March 31, 2018 and September 30, 2017, were $0.9 million and $1.9 million, respectively.

	March 31, 2018	September 30, 2017
	(dollars in thousands)
Nonaccrual loans
Commercial real estate	$26,343	$14,693
Agriculture	86,758	99,325
Commercial non-real estate	10,146	13,674
Residential real estate	4,058	4,421
Consumer	88	112
Total	$127,393	$132,225
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the loan portfolio by internally assigned grade as of March 31, 2018 and September 30, 2017. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $921.0 million at March 31, 2018 and $1.02 billion at September 30, 2017.

As of March 31, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$3,888,128	$1,683,280	$1,443,731	$798,778	$54,324	$41,816	$7,910,057
Watchlist	62,695	152,878	33,852	4,935	326	—	254,686
Substandard	62,784	123,714	19,552	7,152	235	—	213,437
Doubtful	113	5	2,756	126	—	—	3,000
Loss	—	—	—	—	—	—	—
Ending balance	4,013,720	1,959,877	1,499,891	810,991	54,885	41,816	8,381,180
Loans covered by a FDIC loss sharing agreement	—	—	—	50,727	—	—	50,727
Total	$4,013,720	$1,959,877	$1,499,891	$861,718	$54,885	$41,816	$8,431,907

As of September 30, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$3,519,689	$1,577,403	$1,369,803	$853,266	$65,673	$43,207	$7,429,041
Watchlist	80,195	157,407	31,878	4,158	187	—	273,825
Substandard	37,627	130,953	21,438	7,368	306	—	197,692
Doubtful	521	119	3,841	242	—	—	4,723
Loss	—	—	—	—	—	—	—
Ending balance	3,638,032	1,865,882	1,426,960	865,034	66,166	43,207	7,905,281
Loans covered by a FDIC loss sharing agreement	—	—	—	57,537	—	—	57,537
Total	$3,638,032	$1,865,882	$1,426,960	$922,571	$66,166	$43,207	$7,962,818
Past Due Loans
The following table presents the Company’s past due loans at March 31, 2018 and September 30, 2017. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $921.0 million at March 31, 2018 and $1.02 billion at September 30, 2017.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
	(dollars in thousands)
As of March 31, 2018
Commercial real estate	$3,308	$67	$22,319	$25,694	$3,988,026	$4,013,720
Agriculture	2,387	371	26,498	29,256	1,930,621	1,959,877
Commercial non-real estate	3,665	1,190	5,223	10,078	1,489,813	1,499,891
Residential real estate	2,568	90	1,364	4,022	806,969	810,991
Consumer	140	3	44	187	54,698	54,885
Other	—	—	—	—	41,816	41,816
Ending balance	12,068	1,721	55,448	69,237	8,311,943	8,381,180
Loans covered by a FDIC loss sharing agreement	1,283	217	588	2,088	48,639	50,727
Total	$13,351	$1,938	$56,036	$71,325	$8,360,582	$8,431,907

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
	(dollars in thousands)
As of September 30, 2017
Commercial real estate	$876	$22,536	$6,504	$29,916	$3,608,116	$3,638,032
Agriculture	1,453	3,181	20,844	25,478	1,840,404	1,865,882
Commercial non-real estate	2,485	115	8,580	11,180	1,415,780	1,426,960
Residential real estate	1,428	76	951	2,455	862,579	865,034
Consumer	71	24	18	113	66,053	66,166
Other	—	—	—	—	43,207	43,207
Ending balance	6,313	25,932	36,897	69,142	7,836,139	7,905,281
Loans covered by a FDIC loss sharing agreement	998	54	738	1,790	55,747	57,537
Total	$7,311	$25,986	$37,635	$70,932	$7,891,886	$7,962,818
Impaired Loans
The following table presents the Company’s impaired loans. This table excludes purchased credit impaired loans and loans measured at fair value with changes in fair value reported in earnings of $921.0 million at March 31, 2018 and $1.02 billion at September 30, 2017.

	March 31, 2018			September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)
Impaired loans:
With an allowance recorded:
Commercial real estate	$48,532	$49,799	$7,248	$20,819	$24,893	$3,621
Agriculture	63,293	73,823	10,465	79,219	88,268	11,468
Commercial non-real estate	14,747	18,140	4,320	17,950	28,755	4,779
Residential real estate	5,208	5,991	2,549	5,177	5,874	2,581
Consumer	217	225	74	280	287	86
Total impaired loans with an allowance recorded	131,997	147,978	24,656	123,445	148,077	22,535

With no allowance recorded:
Commercial real estate	13,335	52,866	—	16,652	69,677	—
Agriculture	61,643	66,567	—	51,256	64,177	—
Commercial non-real estate	14,110	23,372	—	13,983	38,924	—
Residential real estate	2,166	5,157	—	2,574	9,613	—
Consumer	14	133	—	13	950	—
Total impaired loans with no allowance recorded	91,268	148,095	—	84,478	183,341	—
Total impaired loans	$223,265	$296,073	$24,656	$207,923	$331,418	$22,535

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the average recorded investment on impaired loans and interest income recognized on impaired loans for the three and six months ended March 31, 2018 and 2017, respectively, are as follows.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017		Six Months Ended March 31, 2018		Six Months Ended March 31, 2017
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(dollars in thousands)
Commercial real estate	$66,577	$477	$44,807	$545	$56,875	$2,053	$47,873	$1,215
Agriculture	121,062	1,189	128,919	1,326	124,200	2,171	119,892	3,193
Commercial non-real estate	30,350	325	46,304	358	30,878	776	47,477	780
Residential real estate	7,578	116	9,565	126	7,636	281	9,831	240
Consumer	238	4	389	12	256	8	391	27
Total	$225,805	$2,111	$229,984	$2,367	$219,845	$5,289	$225,464	$5,455
Valuation adjustments made to repossessed properties totaled $0.7 million and $0.5 million for the three months ended March 31, 2018 and 2017 and $0.7 million and $0.9 million for the six months ended March 31, 2018 and 2017, respectively. The adjustments are included in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan and lease losses for TDRs were $10.0 million and $8.8 million at March 31, 2018 and September 30, 2017, respectively. There were $0.7 million commitments to lend additional funds to borrowers whose loans were modified in a TDR as of March 31, 2018 and no commitments to lend additional funds to borrowers whose loans were modified in a TDR as of September 30, 2017.
The following table presents the recorded value of the Company’s TDR balances as of March 31, 2018 and September 30, 2017.

	March 31, 2018		September 30, 2017
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Commercial real estate	$617	$2,632	$1,121	$5,351
Agriculture	29,200	60,098	22,678	59,633
Commercial non real estate	7,647	3,916	8,369	5,641
Real estate	249	739	311	688
Consumer	83	—	11	21
Total	$37,796	$67,385	$32,490	$71,334

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
(dollars in thousands)
Commercial real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Agriculture
Rate modification	1	5,500	5,500	—	—	—
Term extension	—	—	—	2	8,434	8,434
Payment modification	1	573	573	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	2	6,073	6,073	2	8,434	8,434
Commercial non-real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	2	93	93
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non-real estate	—	—	—	2	93	93
Residential real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	—	—	—	—	—	—
Consumer
Rate modification	1	73	73	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	1	73	73	—	—	—
Total accruing	3	$6,146	$6,146	4	$8,527	$8,527
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs during the six months ended March 31, 2018 and 2017.

	Six Months Ended March 31, 2018			Six Months Ended March 31, 2017
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
(dollars in thousands)
Commercial real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Agriculture
Rate modification	1	5,500	5,500	—	—	—
Term extension	—	—	—	2	8,434	8,434
Payment modification	1	573	573	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	2	6,073	6,073	2	8,434	8,434
Commercial non-real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	4	526	526
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non-real estate	—	—	—	4	526	526
Residential real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	1	9	9
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	—	—	—	1	9	9
Consumer
Rate modification	1	73	73	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	1	73	73	—	—	—
Total accruing	3	$6,146	$6,146	7	$8,969	$8,969
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—
20-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
(dollars in thousands)
Commercial real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	3	6,324	6,324	6	12,988	12,988
Payment modification	3	2,050	2,050	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	6	8,374	8,374	6	12,988	12,988
Commercial non-real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non-real estate	—	—	—	—	—	—
Residential real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	—	—	—	—	—	—
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	3	21	21
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	—	—	—	3	21	21
Total non-accruing	6	$8,374	$8,374	9	$13,009	$13,009
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all non-accruing loans restructured in TDRs during the six months ended March 31, 2018 and 2017.

	Six Months Ended March 31, 2018			Six Months Ended March 31, 2017
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
(dollars in thousands)
Commercial real estate
Rate modification	—	$—	$—	—	$—	$—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Agriculture
Rate modification	—	—	—	—	—	—
Term extension	3	6,324	6,324	6	12,988	12,988
Payment modification	3	2,050	2,050	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total agriculture	6	8,374	8,374	6	12,988	12,988
Commercial non-real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial non-real estate	—	—	—	—	—	—
Residential real estate
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Payment modification	—	—	—	1	21	21
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total residential real estate	—	—	—	1	21	21
Consumer
Rate modification	—	—	—	—	—	—
Term extension	—	—	—	3	21	21
Payment modification	—	—	—	—	—	—
Bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer	—	—	—	3	21	21
Total non-accruing	6	$8,374	$8,374	10	$13,030	$13,030
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	$—	$—	—	$—	$—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default for the three and six months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017		Six Months Ended March 31, 2018		Six Months Ended March 31, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate	—	$—	—	$—	1	$1,012	1	$34
Agriculture	3	4,264	—	—	4	5,011	—	—
Commercial non-real estate	—	—	1	—	—	—	1	—
Residential real estate	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	3	$4,264	1	$—	5	$6,023	2	$34
A loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table above includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. For the three months ended March 31, 2018 and 2017, there were $0.1 million and $2.1 million, respectively, and $0.6 million and $2.1 million for the six months ended March 31, 2018 and 2017, respectively, of loans removed from TDR status as they were restructured at market terms and are performing.
5. Allowance for Loan and Lease Losses
The allowance for loan and lease losses is determined based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies, and other credit risk indicators, which are inherently subjective. The Company considers the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. In addition, consideration is given to concentration risks associated with the various loan portfolios and current economic conditions that might impact the portfolio. The Company also considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry, or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors, such as changes in unemployment rates, gross domestic product, and consumer bankruptcy filings.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the Company’s allowance for loan and lease losses roll forward for the three and six months ended March 31, 2018 and 2017.

Three Months Ended March 31, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance January 1, 2018	$15,995	$24,750	$16,434	$5,475	$307	$1,062	$64,023
Charge-offs	(1,268)	(783)	(1,605)	(20)	(62)	(557)	(4,295)
Recoveries	61	125	88	27	20	190	511
Provision	4,077	152	813	(341)	14	281	4,996
Impairment (improvement) of ASC 310-30 loans	49	(115)	—	(30)	—	—	(96)
Ending balance March 31, 2018	$18,914	$24,129	$15,730	$5,111	$279	$976	$65,139

Three Months Ended March 31, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance January 1, 2017	$16,623	$28,519	$13,443	$6,786	$340	$1,056	$66,767
Charge-offs	(1,824)	(4,554)	(1,734)	(117)	(31)	(819)	(9,079)
Recoveries	286	118	121	56	15	392	988
Provision	2,096	2,237	119	210	47	351	5,060
(Improvement) of ASC 310-30 loans	(185)	—	—	(866)	—	—	(1,051)
Ending balance March 31, 2017	$16,996	$26,320	$11,949	$6,069	$371	$980	$62,685

Six Months Ended March 31, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2017	$16,941	$25,757	$14,114	$5,347	$329	$1,015	$63,503
Charge-offs	(1,597)	(2,981)	(2,844)	(275)	(116)	(1,091)	(8,904)
Recoveries	209	172	209	117	42	334	1,083
Provision	3,322	1,296	4,251	(11)	24	718	9,600
Impairment (improvement) of ASC 310-30 loans	39	(115)	—	(67)	—	—	(143)
Ending balance March 31, 2018	$18,914	$24,129	$15,730	$5,111	$279	$976	$65,139

Six Months Ended March 31, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2016	$17,946	$25,115	$12,990	$7,106	$438	$1,047	$64,642
Charge-offs	(1,824)	(7,420)	(3,693)	(267)	(110)	(1,317)	(14,631)
Recoveries	385	144	219	262	30	576	1,616
Provision	549	8,481	2,433	(140)	13	674	12,010
(Improvement) of ASC 310-30 loans	(60)	—	—	(892)	—	—	(952)
Ending balance March 31, 2017	$16,996	$26,320	$11,949	$6,069	$371	$980	$62,685

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance as of March 31, 2018 and September 30, 2017. These tables are presented net of unamortized discount on acquired loans and excludes loans of $921.0 million measured at fair value, loans held for sale of $2.4 million, and guaranteed loans of $161.5 million for March 31, 2018 and loans measured at fair value of $1.02 billion, loans held for sale of $7.5 million, and guaranteed loans of $168.3 million for September 30, 2017.

As of March 31, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$7,248	$10,465	$4,320	$2,549	$74	$—	$24,656
Collectively evaluated for impairment	10,950	13,664	11,410	2,444	205	976	39,649
ASC 310-30 loans	716	—	—	118	—	—	834
Total allowance	$18,914	$24,129	$15,730	$5,111	$279	$976	$65,139

Financing Receivables
Individually evaluated for impairment	$61,867	$124,936	$28,857	$7,374	$231	$—	$223,265
Collectively evaluated for impairment	3,846,737	1,808,883	1,407,897	804,298	54,120	41,816	7,963,751
ASC 310-30 loans	28,494	2,746	2,231	46,945	534	—	80,950
Loans Outstanding	$3,937,098	$1,936,565	$1,438,985	$858,617	$54,885	$41,816	$8,267,966

As of September 30, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,621	$11,468	$4,779	$2,581	$86	$—	$22,535
Collectively evaluated for impairment	12,638	14,174	9,335	2,570	243	1,015	39,975
ASC 310-30 loans	682	115	—	196	—	—	993
Total allowance	$16,941	$25,757	$14,114	$5,347	$329	$1,015	$63,503

Financing Receivables
Individually evaluated for impairment	$37,471	$130,475	$31,933	$7,751	$293	$—	$207,923
Collectively evaluated for impairment	3,487,232	1,702,634	1,333,888	854,330	65,207	43,207	7,486,498
ASC 310-30 loans	30,099	7,174	1,920	52,736	666	—	92,595
Loans Outstanding	$3,554,802	$1,840,283	$1,367,741	$914,817	$66,166	$43,207	$7,787,016
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
The ALLL for ASC 310-30 loans totaled $0.8 million at March 31, 2018, compared to $1.0 million at September 30, 2017. For the three and six months ended March 31, 2018, loan pools accounted for under ASC 310-30 had a net reversal of provision of $0.1 million and $0.1 million, respectively. The net reversals of provision for the periods ended March 31, 2018 were driven by increases in expected cash flows. Net provision reversal for the three and six months ended March 31, 2017, totaled $1.1 million and $1.0 million, respectively. The net reversals of provision for the periods ended March 31, 2017 were a result of updated assumptions being applied to one of the acquired mortgage pools which resulted in higher than expected cash flows.
The reserve for unfunded loan commitments was $0.5 million at both March 31, 2018 and September 30, 2017 and is recorded in other liabilities on the consolidated balance sheets.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

6. Accounting for Certain Loans Acquired with Deteriorated Credit Quality
In June 2010 and May 2016, the Company acquired certain loans that had deteriorated credit quality (ASC 310-30 loans or Purchased Credit Impaired loans). Several factors were considered when evaluating whether a loan was considered a purchased credit impaired loan, including the delinquency status of the loan, updated borrower credit status, geographic information and updated loan-to-values ("LTV"). Further, these purchased credit impaired loans had differences between contractual amounts owed and cash flows expected to be collected, that were at least in part, due to credit quality. U.S. GAAP allows purchasers to aggregate purchased credit impaired loans acquired in the same fiscal quarter in one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
Loan pools are periodically reassessed to determine expected cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller, homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large individual loans that consider similar prepayment factors listed above for smaller homogeneous loans. The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the three and six months ended March 31, 2018 and 2017.

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(dollars in thousands)
Balance at beginning of period	$41,918	$39,758	$44,131	$38,124
Accretion	(3,664)	(3,040)	(7,045)	(5,978)
Reclassification from nonaccretable difference	(413)	1,987	755	6,559
Balance at end of period	$37,841	$38,705	$37,841	$38,705
The reclassifications from nonaccretable difference noted in the table above represent instances where specific pools of loans are expected to perform better over the remaining lives of the loans than expected at the prior re-assessment date.
The following table provides purchased credit impaired loans at March 31, 2018 and September 30, 2017.

	March 31, 2018			September 30, 2017
	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³
	(dollars in thousands)
Commercial real estate	$105,489	$28,494	$27,778	$110,797	$30,099	$29,417
Agriculture	5,813	2,746	2,746	10,463	7,174	7,059
Commercial non-real estate	10,001	2,231	2,231	9,825	1,920	1,920
Residential real estate	55,326	46,945	46,827	61,981	52,736	52,540
Consumer	668	534	534	798	666	666
Total lending	$177,297	$80,950	$80,116	$193,864	$92,595	$91,602

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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table represents a summary of the activity related to the FDIC indemnification asset for the three and six months ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(dollars in thousands)
Balance at beginning of period	$4,692	$9,887	$5,704	$10,777
Amortization	(671)	(1,114)	(1,689)	(1,981)
Changes in expected reimbursements from FDIC for changes in expected credit losses	(76)	(133)	(94)	(105)
Changes in reimbursable expenses	(456)	(299)	(662)	(538)
Reimbursements of covered losses to the FDIC	189	30	419	218
Balance at end of period	$3,678	$8,371	$3,678	$8,371
The loss claims filed are subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreement. The commercial loss share agreement claim period ended on June 4, 2015. The non-commercial loss share agreement ends June 4, 2020.
8. Derivative Financial Instruments
The Company uses interest rate swaps to manage its interest rate risk and market risk in accommodating the needs of its customers. The Company recognizes all derivatives on the consolidated balance sheet at fair value in either other assets or accrued expenses and other liabilities as appropriate. The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by the Company as of March 31, 2018 and September 30, 2017.

	March 31, 2018			September 30, 2017
	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps
Financial institution counterparties	$1,039,100	$17,185	$(6,943)	$1,025,474	$4,967	$(22,737)
Customer counterparties	118,606	1,602	(1,112)	36,072	615	—
Mortgage loan commitments	27,499	3	—	37,765	—	(48)
Mortgage loan forward sale contracts	27,398	—	(3)	43,628	48	—
Total	$1,212,603	$18,790	$(8,058)	$1,142,939	$5,630	$(22,785)
Netting of Derivatives
We record the derivatives on a net basis when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement. When bilateral netting agreements or similar agreements exist between the Company and its counterparties that create a single legal claim or obligation to pay or receive the net amount in settlement of the individual derivative contracts, the Company reports derivative assets and liabilities on a net by derivative contract by counterparty basis. The following tables provide information on the Company's netting adjustments as of March 31, 2018 and September 30, 2017.

	Amounts offset on the Consolidated Balance Sheet
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
March 31, 2018
Total Derivative Assets	$18,790	$(6,943)	$(9,015)	$2,832
Total Derivative Liabilities ¹	$(8,058)	$6,943	$(3)	$(1,118)

1 In addition to the cash collateral, there were securities of $5.0 million posted as collateral for financial institution counterparties at March 31, 2018.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Amounts offset on the Consolidated Balance Sheet
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
September 30, 2017
Total Derivative Assets	$1,850	$(1,850)	$—	$—
Total Derivative Liabilities ¹ ²	(19,005)	1,850	—	(17,155)

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
Credit-risk-related contingent features
The Company has agreements with its derivative counterparties that contain a provision where if the Company or the derivative counterparty fails to maintain its status as a well/adequately capitalized institution, then the other party has the right to terminate the derivative positions and the Company or the derivative counterparty would be required to settle its obligations under the agreements. The Company has minimum collateral posting thresholds with its Swap Dealers and Futures Clearing Merchant.
Beginning in the second quarter of fiscal year 2018, the Company has entered into risk participation agreements ("RPA"s) with some of its derivative counterparties to assume the credit exposure related to interest rate derivative contracts. The Company's loan customer enters into an interest rate swap directly with a derivative counterparty and the Company agrees through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. As of March 31, 2018, the amounts of these instruments were not material to the financial statements.
The effect of derivatives on the consolidated statements of income for the three and six months ended March 31, 2018 and 2017 was as follows.

		Amount of Gain (Loss) Recognized in Statements of Income
		Three Months Ended		Six Months Ended
	Location of Gain (Loss) Recognized in Statements of Income	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
		(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Net realized and unrealized gain on derivatives	$14,282	$1,592	$21,509	$60,568
Mortgage loan commitments	Net realized and unrealized gain on derivatives	2	158	3	53
Mortgage loan forward sale contracts	Net realized and unrealized gain on derivatives	(2)	(158)	(3)	(53)
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
Long-term loans for which the fair value option has been elected had a net unfavorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $21.0 million at March 31, 2018 and a net favorable difference of approximately $8.8 million at September 30, 2017. The total unpaid principal balance of these long-term loans was approximately $942.0 million and $1.01 billion at March 31, 2018 and September 30, 2017, respectively. The fair value of these loans is included in total loans in the consolidated balance sheets and are grouped with

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

commercial real estate, agricultural and commercial non-real estate loans in Note 4. As of March 31, 2018 and September 30, 2017, there were loans with a fair value of $13.3 million and $14.7 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $14.8 million and $17.0 million, respectively.
Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported within the consolidated statements of income are as follows for the three and six months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017		Six Months Ended March 31, 2018		Six Months Ended March 31, 2017
	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value
	(dollars in thousands)
Long-term loans	$(14,838)	$(14,838)	$(5,216)	$(5,216)	$(23,502)	$(23,502)	$(69,218)	$(69,218)
For long-term loans, $1.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, and $0.3 million and $0.3 million for the six months ended March 31, 2018 and 2017, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
10. Core Deposits and Other Intangibles
The following table presents a summary of intangible assets subject to amortization as of March 31, 2018 and September 30, 2017.

	Core Deposit Intangible	Brand Intangible	Other Intangible	Total
	(dollars in thousands)
As of March 31, 2018
Gross carrying amount	$7,339	$8,464	$538	$16,341
Accumulated amortization	(2,116)	(5,546)	(157)	(7,819)
Net intangible assets	$5,223	$2,918	$381	$8,522

As of September 30, 2017
Gross carrying amount	$7,339	$8,464	$538	$16,341
Accumulated amortization	(1,579)	(5,264)	(124)	(6,967)
Net intangible assets	$5,760	$3,200	$414	$9,374
Amortization expense of intangible assets was $0.4 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively, and $0.9 million and $1.4 million for the six months ended March 31, 2018 and 2017.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Amount
(dollars in thousands)
Remaining in 2018	$810
2019	1,538
2020	1,430
2021	1,334
2022	1,249
2023 and thereafter	2,161
Total	$8,522

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
The following table is the activity for loan servicing rights and the related valuation allowance for the three and six months ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(dollars in thousands)
Loan servicing rights
Beginning of period	$3,842	$5,286	$4,155	$5,794
Additions	—	—	—	—
Amortization ¹	(246)	(380)	(559)	(888)
End of period	$3,596	$4,906	$3,596	$4,906

Valuation allowance
Beginning of period	$(43)	$(8)	$(81)	$(13)
(Additions) / reductions ¹	33	5	71	10
End of period	$(10)	$(3)	$(10)	$(3)
Loan servicing rights, net	$3,586	$4,903	$3,586	$4,903

Servicing fees received	$435	$525	$872	$1,073
Balance of loans serviced at:
Beginning of period	692,593	823,375	722,461	868,865
End of period	669,767	792,779	669,767	792,779

[1] Changes to carrying amounts are reported net of loan servicing income on the consolidated statements of comprehensive income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity and prospective industry consensus data. An independent third party is utilized to calculate the amortization and valuation based upon specific loan characteristics, prepayment speeds generated from a validation model utilizing both empirical and market derived data and discount rates. At March 31, 2018, the constant prepayment rates (CPR) used to calculate the amortization averaged 10.4%. For valuation purposes, an average discount rate of 11.9% was utilized at March 31, 2018. Based on the Company's analysis of mortgage servicing rights, a negligible valuation reserve was recorded at March 31, 2018, and a $0.1 million valuation reserve was recorded at September 30, 2017.
12. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $131.2 million and $139.3 million and fair value of approximately $126.7 million and $137.4 million at March 31, 2018 and September 30, 2017, respectively. In most cases, the Company over-collateralizes the repurchase agreements at 102% of total funds borrowed to protect the purchaser from changes in market value. Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at March 31, 2018 and September 30, 2017.

	March 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Municipal securities	$3,024	$—	$—	$—	$3,024
Mortgage-backed securities	100,267	—	—	—	100,267
Total repurchase agreements	$103,291	$—	$—	$—	$103,291

	September 30, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Municipal securities	$3,626	$—	$—	$—	$3,626
Mortgage-backed securities	129,010	—	—	—	129,010
Total repurchase agreements	$132,636	$—	$—	$—	$132,636
13. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at March 31, 2018 and September 30, 2017.

	March 31, 2018	September 30, 2017
	(dollars in thousands)
Short-term borrowings:
Notes payable to FHLB, interest rates from 1.76% to 1.80% and matured dates in April 2018, collateralized by real estate loans, with various call dates at the option of the FHLB	$350,000	$512,200
FHLB fed funds advance, interest rate of 1.91% and maturity date in October 2018	75,000	75,000
Long-term borrowings:
Notes payable to FHLB, interest rates from 1.05% to 3.66% and maturity dates from April 2018 to July 2023, collateralized by real estate loans, with various call dates at the option of the FHLB	126,000	56,000
Total	551,000	643,200
Fair value adjustment ¹	3	14
Total FHLB advances and other borrowings	$551,003	$643,214

[1] Adjustment reflects the fair value adjustments related to the FHLB advances and notes payable assumed as part of the HF Financial acquisition.
The Company has a $10.0 million revolving line of credit which expires on July 28, 2018. The line of credit has an interest rate of one month LIBOR plus 200 basis points, with interest payable monthly. There is also an unused line fee of 0.15% on the unused portion which is payable quarterly. The interest rate was 3.88% at March 31, 2018. There were no outstanding advances on this line of credit at March 31, 2018 and September 30, 2017.
As of March 31, 2018 and September 30, 2017, the Company had a borrowing capacity of $1.69 billion and $1.89 billion, respectively, with the Federal Reserve Board Discount Window ("FRB Discount Window"). Principal balances of loans pledged to FRB Discount Window to collateralize the borrowing totaled $2.00 billion at March 31, 2018 and $2.55 billion at September 30, 2017. The Company has secured this line for contingency funding.
As of March 31, 2018 and September 30, 2017, based on its collateral pledged, the additional borrowing capacity of the Company with the FHLB was $1.47 billion and $1.55 billion, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Principal balances of loans pledged to the FHLB to collateralize notes payable totaled $3.75 billion and $3.71 billion at March 31, 2018 and September 30, 2017, respectively. In second quarter of fiscal year 2018, the Company purchased a letter of credit from the FHLB for $150.0 million which is pledged as collateral on public deposits. This letter of credit is committed until January 29, 2019.
As of March 31, 2018, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows.

Amount
(dollars in thousands)
Remaining in 2018	$381,000
2019	75,000
2020	70,000
2021	—
2022	—
2023 and thereafter	25,000
Total	$551,000
14. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has seven trusts which were created or assumed as part of prior acquisitions that as of March 31, 2018 have issued and outstanding 73,400 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (the "Preferred Securities"). These seven trusts were established and exist for the sole purpose of issuing Preferred Securities and investing the proceeds in junior subordinated deferrable interest debentures (the "Debentures") issued by the Company. The Debentures constitute the sole assets of the seven trusts. The Preferred Securities provide for cumulative cash distributions calculated at a rate based on three month LIBOR plus a range from 1.48% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock, but not beyond the respective maturity date. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for all seven Preferred Securities as the call option date has passed. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's common and preferred stock. The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes, the Debentures qualify as elements of capital. As of March 31, 2018 and September 30, 2017, $73.6 million and $73.5 million of Debentures were eligible for treatment as Tier 1 capital, respectively.
Relating to the trusts, the Company held as assets $2.5 million in common shares at March 31, 2018 and September 30, 2017 which are included in other assets on the consolidated balance sheets.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at March 31, 2018, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, which commenced on February 15, 2016 until August 15, 2020, to but excluding the maturity date or date of earlier redemption, the notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. Unamortized debt issuance costs related to these notes, which are included in Subordinated Debentures and Subordinated Notes Payable, totaled $0.2 million at March 31, 2018 and September 30, 2017. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.
Subordinated debentures and subordinated notes payable are summarized as follows.

	March 31, 2018		September 30, 2017
	Amount Outstanding	Common Shares Held in Other Assets	Amount Outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to nonconsolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	5,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	75,920	$2,520
Less: fair value adjustment ¹	(2,363)		(2,409)
Total junior subordinated debentures payable, net of fair value adjustment	73,557		73,511

Subordinated notes payable
Fixed to floating rate, 4.875% per annum	35,000		35,000
Less: unamortized debt issuance costs	(172)		(209)
Total subordinated notes payable	34,828		34,791
Total subordinated debentures and subordinated notes payable	$108,385		$108,302

[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes
The provision for income taxes charged to operations consists of the following for the three and six months ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(dollars in thousands)
Currently paid or payable
Federal	$11,791	$16,789	$20,752	$29,942
State	2,939	2,337	5,394	4,701
Total	14,730	19,126	26,146	34,643
Deferred tax expense
Federal	74	(1,044)	16,838	(566)
State	(85)	128	377	194
Total	(11)	(916)	17,215	(372)
Total provision for income taxes	$14,719	$18,210	$43,361	$34,271
The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 24.5% for the three and six months ended March 31, 2018 and 35% for the three and six months ended March 31, 2017 to pretax income due to the following.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(dollars in thousands)
Income tax expense computed at the statutory rate	$13,552	$18,679	$27,748	$37,217
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	2,154	1,602	4,356	3,182
Tax exempt interest income	(1,415)	(1,996)	(2,786)	(4,034)
Impact of enacted federal income tax rate reduction	—	—	13,586	—
Other	428	(75)	457	(2,094)
Income tax expense, as reported	$14,719	$18,210	$43,361	$34,271
Net deferred tax assets (liabilities) consist of the following components at March 31, 2018 and September 30, 2017.

	March 31, 2018	September 30, 2017
	(dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$16,311	$23,730
Compensation	3,246	6,227
Securities available for sale	7,406	3,413
Other real estate owned	505	763
Core deposit intangible and other fair value adjustments	4,235	6,058
Excess tax basis of FDIC indemnification asset and clawback liability	3,574	4,563
Excess tax basis of loans acquired over carrying value	5,959	9,417
Other reserves	2,810	4,406
Other	4,988	6,922
Total deferred tax assets	49,034	65,499
Deferred tax liabilities:
Goodwill and other intangibles	(11,518)	(13,784)
Premises and equipment	(5,590)	(8,828)
Other	(297)	(487)
Total deferred tax liabilities	(17,405)	(23,099)
Net deferred tax assets	$31,629	$42,400

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2018 and September 30, 2017, the Company had an income tax receivable to the Internal Revenue Service (the "IRS") of $1.3 million and $4.6 million, respectively, which is included in other liabilities on the consolidated balance sheets. The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2014.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act"), was enacted into law. Beginning in 2018, the Tax Reform Act reduces the federal tax rate for corporations from 35% to 21% and changes or limits certain tax deductions. Because of the Company's September 30 fiscal year end, a blended statutory rate of 24.5% is applied to all net income before taxes generated during the current fiscal year. The new blended statutory rate reduced the provision for income taxes by approximately $4.8 million and $9.8 million for the three and six months ended March 31, 2018, respectively. Another result of the lower corporate tax rate this fiscal year was the Company recording a revaluation discrete tax adjustment of $13.6 million to reduce its net deferred tax assets, which increased the provision for income taxes last quarter. The actual impact of the revaluing deferred taxes may vary from the estimated charge to provision of $13.6 million due to uncertainties in our preliminary estimates and the effect of further clarification of the new law that cannot be estimated at this time.
The Company adopted new accounting guidance in the second quarter of fiscal year 2018 that allows reclassification of $2.4 million in stranded tax effects that relate to a change in the federal tax rate from accumulated other comprehensive income to retained earnings.
The Bank's effective tax rate for the three and six months ended March 31, 2018 was 26.6% and 38.3%, respectively, compared to 34.1% and 32.2% for the three and six months ended March 31, 2017, respectively. Excluding the nonrecurring deferred taxes adjustment related to federal tax reform, the three and six months ended March 31, 2018 effective tax rate was 26.6% and 26.3%, respectively.
Uncertain tax positions were not significant at March 31, 2018 or September 30, 2017.
16. Employee Benefit Plans
Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan ("the 401(k) Plan"). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $1.2 million and $1.3 million to the 401(k) Plan for the three months ended March 31, 2018 and 2017, respectively, and $3.0 million and $2.9 million for the six months ended March 31, 2018 and 2017.
Defined Benefit Plan
The Company acquired a noncontributory (cash balance) defined benefit pension plan ("the Pension Plan") from HF Financial which covers former employees of HF Financial and its wholly-owned subsidiaries. Effective July 1, 2015, the Pension Plan was frozen which eliminates future contributions for qualified individuals.
On November 27, 2017, the Company's Board of Directors voted to terminate the Pension Plan effective February 1, 2018. In order to settle its liabilities under the Pension Plan, the Company has offered participants the option to receive either an annuity purchased from an insurance carrier or a lump-sum cash payment. If the total $2.9 million value of the Pension Plan's cash assets is insufficient to cover the lump-sum payouts and annuity purchases, the Company will contribute the necessary funds to complete the termination of the Pension Plan. In addition to plan assets, the Company has a $2.4 million pension liability recorded as of March 31, 2018. The required final contribution is subject to a number of factors, including changes in interest rates and the exact proportion of participants electing a lump-sum distribution versus an annuity. The Company estimates that the total benefit payments will be $5.4 million as part of Pension Plan termination. At this time, the Company is unable to estimate the net income or expense associated with terminating the Pension Plan, but believes the amount will not be material to the financial statements.
The Company anticipates completing the transfer of all liabilities and administrative responsibilities under the Pension Plan by the end of fiscal third quarter 2018. Once this process is complete, the Company will no longer have any remaining pension obligations and thus no periodic pension expense.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

17. Stock-Based Compensation
On September 26, 2014, the Board of Directors adopted, and on October 10, 2014, NAB, at that time our controlling shareholder, approved the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”), the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan (the “2014 Director Plan”), and the Great Western Bancorp, Inc. Executive Incentive Compensation Plan (the “Bonus Plan”), collectively ("the Plans"), which provide for the issuance of restricted share units and performance based share units to certain officers, employees and directors of the Company. On February 22, 2018, our stockholders approved amendments to the 2014 Plan and the 2014 Director Plan to increase the number of shares available for future grants under the Plans. The Plans were primarily established to enhance the Company’s ability to attract, retain and motivate employees. The Company’s Board of Directors, the Compensation Committee of the Board of Directors ("Compensation Committee"), or executive management upon delegation of the Compensation Committee has exclusive authority to select the employees and others, including directors, to receive the awards and to establish the terms and conditions of each award made pursuant to the Company’s stock-based compensation plans.
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
Stock compensation is recognized based on the number of awards to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of income. For the three months ended March 31, 2018 and 2017, stock compensation expense was $1.4 million and $2.0 million, respectively, and $2.9 million and $3.6 million for the six months ended March 31, 2018 and 2017, respectively. Related income tax benefits recognized were $0.4 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively, and $1.0 million and $1.4 million for the six months ended March 31, 2018 and 2017, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the Plans’ restricted share and performance-based stock award activity as of March 31, 2018 and September 30, 2017. The number of performance shares granted in the following table are reflected at the amount of achievement of the pre-established targets.

	March 31, 2018		September 30, 2017
	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted Shares
Restricted shares, beginning of fiscal year	180,337	$33.06	160,335	$26.89
Granted	89,003	41.07	90,363	39.35
Vested	(81,999)	32.12	(68,293)	26.97
Forfeited	(1,959)	40.30	(2,068)	30.91
Canceled	—	—	—	—
Restricted shares, end of period	185,382	$37.25	180,337	$33.06

Vested, but not issuable at end of period	39,514	$32.90	29,287	$30.05

Performance Shares
Performance shares, beginning of fiscal year	133,604	$33.39	236,185	$20.28
Granted	56,149	28.92	137,612	39.43
Vested	—	—	(235,055)	18.00
Forfeited	(2,178)	39.71	(5,138)	19.80
Canceled	—	—	—	—
Performance shares, end of period	$187,575	$35.63	$133,604	$33.39

Vested, but not issuable at end of period	5,612	$18.00	5,612	$18.00
As of March 31, 2018, there was $7.8 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.7 years. The fair value of the vested, but not issued stock awards at March 31, 2018, was $1.8 million.
18. Fair Value Measurements
The Company measures, monitors and discloses certain of its assets and liabilities on a fair value basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value are as follows.
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
Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and classified as Level 2 securities. Level 2 securities include mortgage-backed, states and political subdivisions, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 securities were immaterial at March 31, 2018 and September 30, 2017.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and September 30, 2017.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of March 31, 2018
U.S. Treasury securities	$177,419	$177,419	$—	$—
Mortgage-backed securities	1,060,277	—	1,060,277	—
States and political subdivision securities	68,900	—	67,935	965
Other	1,002	—	1,002	—
Total securities available for sale	$1,307,598	$177,419	$1,129,214	$965
Derivatives-assets	$2,832	$—	$2,832	$—
Derivatives-liabilities	1,118	—	1,118	—
Fair value loans	920,965	—	920,965	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of September 30, 2017
U.S. Treasury securities	$228,603	$228,603	$—	$—
Mortgage-backed securities	1,065,737	—	1,065,737	—
States and political subdivision securities	72,586	—	71,517	1,069
Other	1,034	—	1,034	—
Total securities available for sale	$1,367,960	$228,603	$1,138,288	$1,069
Derivatives-assets	$—	$—	$—	$—
Derivatives-liabilities	17,155	—	17,155	—
Fair value loans	1,016,576	—	1,016,576	—
The following table presents the changes in Level 3 financial instruments for the three and six months ended March 31, 2018 and 2017.

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(dollars in thousands)
Balance, beginning of period	$965	$1,224	$1,069	$1,315
Principal paydown	—	—	(104)	(91)
Balance, end of period	$965	$1,224	$965	$1,224
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
The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and September 30, 2017.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of March 31, 2018
Other repossessed property	$7,679	$—	$—	$7,679
Impaired loans	198,609	—	—	198,609
Loans held for sale, at lower of cost or fair value	2,429	—	2,429	—
Loan servicing rights	3,586	—	—	3,586
Property held for sale	1,109	—	—	1,109

As of September 30, 2017
Other repossessed property	$7,728	$—	$—	$7,728
Impaired loans	185,388	—	—	185,388
Loans held for sale, at lower of cost or fair value	7,456	—	7,456	—
Loan servicing rights	4,074	—	—	4,074
Property held for sale	5,147	—	—	5,147
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at March 31, 2018 were as follows.

	Fair Value of Assets / (Liabilities) at March 31, 2018	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other repossessed property	$7,679	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	198,609	Appraisal value	Property specific adjustment	N/A	N/A
Loan servicing rights	3,586	Discounted cash flows	Constant prepayment rate Discount rate	7.9 - 20.5% 10.0 - 15.0%	10.4% 11.8%
Property held for sale	1,109	Appraisal value	Property specific adjustment	N/A	N/A
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for balance sheet instruments as of March 31, 2018 and September 30, 2017 are as follows.

		March 31, 2018		September 30, 2017
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$371,749	$371,749	$360,396	$360,396
Loans, net excluding fair valued loans and loans held for sale	Level 3	8,349,772	8,238,751	7,881,018	7,798,134
Accrued interest receivable	Level 2	49,353	49,353	53,176	53,176
Cash surrender value of life insurance policies	Level 2	30,032	30,032	29,619	29,619
FHLB stock	Level 2	33,720	33,720	37,551	37,551

Liabilities
Deposits	Level 2	$9,386,967	$9,384,577	$8,977,613	$8,978,926
FHLB advances and other borrowings	Level 2	551,003	477,292	643,214	645,421
Securities sold under repurchase agreements	Level 2	103,291	103,291	132,636	132,636
Accrued interest payable	Level 2	6,165	6,165	4,405	4,405
Subordinated debentures and subordinated notes payable	Level 2	108,385	107,826	108,302	108,293
The following methods and assumptions were used in estimating the fair value of financial instruments that were not previously disclosed.
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
Cash Surrender Value of Life Insurance Policies: Fair value is equal to the cash surrender value of the life insurance policies and are categorized as Level 2 fair value measurement.
FHLB stock: The carrying amount of FHLB stock approximates its fair value as it can only be redeemed with the FHLB at par value. FHLB stock has been categorized as a Level 2 fair value measurement.
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
The following information was used in the computation of basic and diluted earnings per share (EPS) for the three and six months ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(dollars in thousands, except per share data)
Net income	$40,532	$35,162	$69,762	$72,065

Weighted average common shares outstanding	58,941,315	58,788,802	58,921,972	58,769,662
Dilutive effect of stock based compensation	204,802	284,867	194,951	263,125
Weighted average common shares outstanding for diluted earnings per share calculation	59,146,117	59,073,669	59,116,923	59,032,787

Basic earnings per share	$0.69	$0.60	$1.18	$1.23
Diluted earnings per share	$0.69	$0.60	$1.18	$1.22
The Company had 0 and 50,076 shares of unvested performance stock as of March 31, 2018 and 2017, respectively, which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 0 and 53,126 shares of anti-dilutive stock awards outstanding as of March 31, 2018 and 2017, respectively.

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
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended March 31, 2018 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended March 31, 2017.

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
Due to the Tax Cuts and Jobs Act of 2017, a blended statutory federal tax rate of 24.5% was applied to net income before taxes generated during fiscal year 2018, compared to 35% for fiscal year 2017. The Company's tax equivalent adjustment to net interest income and net interest margin was $1.6 million and $3.2 million for the three and six month periods ended March 31, 2018, compared to $2.2 million and $4.3 million for the prior comparable periods in fiscal year 2017, on a consistent asset base. This change reduced net interest margin and adjusted net interest margin by approximately 3 basis points for the three and six month periods ended March 31, 2018 and increased our efficiency ratio by a negligible amount for the same periods. For more information on our net interest margin, adjusted net interest margin and efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Correction of Prior Period Balances
The consolidated statements of income have been revised to correct an immaterial classification error in loan interest income and noninterest income related to credit card interchange income for all periods presented. The reclassification had no effect on net income, earnings per share, retained earnings or capital ratios for all periods presented; however, our net interest margin and adjusted net interest margin were reduced by seven to eight basis points compared to what was originally reported for the prior comparable periods. Periods not presented herein will be revised, as applicable, as they are included in future filings. For more information on the reclassification of credit card interchange income, see "—Notes to the Consolidated Financial Statements, Nature of Operations and Summary of Significant Policies" section. For more information on our efficiency ratio, net interest margin and adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Highlights for the Three and Six Months ended March 31, 2018
Net income was $40.5 million, or $0.69 per diluted share, for the second quarter of fiscal year 2018, compared to $35.2 million, or $0.60 per diluted share, for the second quarter of fiscal year 2017, an increase of $5.3 million, or 15.3%. Compared to the second quarter of fiscal year 2017, total revenue (non-FTE) for the second quarter of fiscal year 2018 grew by 7.2%, provision for loan and lease losses were higher by 22.2% and noninterest expenses grew by 9.8%. Total revenue (non-FTE) is the sum of net interest income (non-FTE) and noninterest income. Net income was $69.8 million, or $1.18 per diluted share, for the first six months of fiscal year 2018, compared to $72.1 million, or $1.22 per diluted share, for the same period in fiscal year 2017.
Our efficiency ratio increased to 48.6% for the quarter ending March 31, 2018, compared to 47.0% for the quarter ending March 31, 2017, as a result of a sign on bonus for a new contract offset by an estimated breakage cost of an existing contract. This added approximately 0.8% to the efficiency ratio during the quarter. Our efficiency ratio was 47.2% on a fiscal year-to-date basis. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest bearing liabilities, was 3.92%, 3.89% and 3.91%, respectively, for the quarters ended March 31, 2018, December 31, 2017 and March 31, 2017. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.86%, 3.80% and 3.76%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin increased by 1 basis point and 10 basis points, respectively, compared to the same quarter in fiscal year 2017. Net interest margin remained relatively stable between the two periods primarily due to a 23 basis point increase in the yield on interest-earning assets, driven by higher average loan balances as a proportion of interest earning assets and improving loan and investment yields, offset by a 23 basis point increase in the cost of interest-bearing liabilities, primarily due to a 21 basis point increase in the cost of interest-bearing deposits, over the same quarter in fiscal year 2017. A $2.2 million reduction in the cost of interest rate swaps compared to the prior comparable quarter is the primary driver of the more pronounced increase in adjusted net interest margin compared to net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Total loans were $9.34 billion at March 31, 2018 compared to $8.97 billion at September 30, 2017. The net growth of $0.37 billion, or 4.1%, occurred primarily within the commercial real estate ("CRE") segment of the loan portfolio, which grew $0.34 billion, including strong growth in owner-occupied CRE and construction loans. The agriculture and commercial non-real estate loan segments both increased by $0.05 billion, which was partially offset by a reduction of $0.07 billion in the residential real estate loan segment.
Deposits increased to $9.39 billion at March 31, 2018, an increase of $0.41 billion, or 4.6%, compared to $8.98 billion at September 30, 2017, which was primarily due to the increase in interest-bearing deposits of $0.41 billion, or 5.8%, which is net of continued outflows of time deposits.
At March 31, 2018, loans graded "Watch" were $294.9 million, a decrease of $16.7 million, or 5.4%, compared to September 30, 2017. Loans graded "Substandard" were $251.4 million, an increase of $18.5 million, or 8.0%, over the same period. The decrease in "Watch" graded loans and the increase in "Substandard" graded loans were primarily driven by the deterioration of a small number of CRE relationships.
Nonaccrual loans, including ASC 310-30 loans, were $131.3 million as of March 31, 2018. Total nonaccrual loans decreased by $7.0 million compared to September 30, 2017, primarily driven by charge offs and transfers to other repossessed property. Total other repossessed property balances were $16.7 million as of March 31, 2018, an increase of $7.7 million, or 86.2%, compared to September 30, 2017 due to three large relationships moving into other repossessed property.
Provision for loan and lease losses was $4.9 million for the second quarter of fiscal year 2018, compared to $4.0 million for the same quarter of fiscal year 2017. Net charge-offs for the second quarter of fiscal year 2018 were $3.8 million, or 0.17% of average total loans on an annualized basis, with the majority of net charge-offs concentrated in the commercial non-real estate and CRE segments of the loan portfolio, bringing fiscal year-to-date net charge-offs to $7.8 million, or 0.17% of average total loans on an annualized basis. For the comparable periods in fiscal year 2017, net charge-offs were $8.1 million, or 0.38% of average total loans on an annualized basis for the second quarter of fiscal year 2017, bringing fiscal year-to-date net charge-offs to $13.0 million, or 0.30% of average total loans on an annualized basis. The ratio of ALLL to total loans was 0.70% at March 31, 2018, a decrease from 0.71% at September 30, 2017. The balance of the ALLL increased to $65.1 million at March 31, 2018 from $63.5 million at September 30, 2017.

Our capital position is strong, with Tier 1 capital, total capital and Tier 1 leverage ratios of 11.5%, 12.5% and 10.4%, respectively, at March 31, 2018, compared to 11.4%, 12.5% and 10.3%, respectively, at September 30, 2017. In addition, our Common Equity Tier 1 ratio was 10.7% at both March 31, 2018 and September 30, 2017. Our tangible common equity to tangible assets ratio was 9.3% at March 31, 2018 and 9.2% at September 30, 2017. For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Key Factors Affecting Our Business and Financial Statements
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, our business, financial condition and results of operations are impacted by several key factors, including economic conditions, interest rates, asset quality and loss-sharing agreement, banking laws and regulations, competition, operational efficiency, goodwill and amortization of other intangible assets and loans and interest rate swaps accounted for at fair value.  There have been no material changes to these factors except as otherwise supplemented within this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 and within our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017.
Results of Operations—Three and Six Month Periods Ended March 31, 2018 and 2017
Overview
The following table highlights certain key financial and performance information for the three and six month periods ended March 31, 2018 and 2017.

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest income (FTE)	$118,849	$108,420	$235,368	$217,217
Interest expense	16,680	10,494	31,011	20,257
Noninterest income	18,742	15,489	35,416	31,146
Noninterest expense	59,144	53,852	114,012	106,389
Provision for loan and lease losses	4,900	4,009	9,457	11,058
Net income	40,532	35,162	69,762	72,065
Adjusted net income ¹	40,532	35,162	83,348	72,505
Common shares outstanding	58,896,189	58,760,517	58,896,189	58,760,517
Weighted average diluted common shares outstanding	59,146,117	59,073,669	59,116,923	59,032,787
Earnings per common share - diluted	$0.69	$0.60	$1.18	$1.22
Adjusted earnings per common share - diluted ¹	0.69	0.60	1.41	1.23

Performance Ratios:
Net interest margin (FTE) ¹ ²	3.92%	3.91%	3.91%	3.87%
Adjusted net interest margin (FTE) ¹ ²	3.86%	3.76%	3.83%	3.70%
Return on average total assets ²	1.40%	1.26%	1.20%	1.27%
Return on average common equity ²	9.3%	8.5%	7.9%	8.6%
Return on average tangible common equity ¹ ²	16.2%	15.4%	13.9%	15.9%
Efficiency ratio ¹	48.6%	47.0%	47.2%	46.0%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

[2] Annualized for all partial-year periods.

Net Interest Income
The following table presents net interest income, net interest margin and adjusted net interest margin for the three and six month periods ended March 31, 2018 and 2017.

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(dollars in thousands)
Net interest income:
Total interest income (FTE)	$118,849	$108,420	$235,368	$217,217
Less: Total interest expense	16,680	10,494	31,011	20,257
Net interest income (FTE)	$102,169	$97,926	$204,357	$196,960

Net interest margin (FTE) and adjusted net interest margin (FTE) ¹
Average interest-earning assets	10,571,300	10,144,875	10,492,091	10,215,580
Average interest-bearing liabilities	9,900,091	9,532,557	9,826,013	9,592,518
Net interest margin (FTE)	3.92%	3.91%	3.91%	3.87%
Adjusted net interest margin (FTE) ¹	3.86%	3.76%	3.83%	3.70%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net interest income was $102.2 million for the second quarter of fiscal year 2018, compared to $97.9 million for the same quarter in fiscal year 2017, an increase of $4.3 million, or 4.3%. Net interest income was $204.4 million for the first six months of fiscal year 2018, compared to $197.0 million for the same period in fiscal year 2017, an increase of $7.4 million, or 3.8%. The increase in net interest income for both periods was primarily attributable to higher loan interest income driven by 5.7% and 4.5%, respectively, of growth in average loans outstanding between the periods combined with an 18 and 17 basis point increase, respectively, in the yield on loans, partially offset by higher interest expense associated with interest-bearing deposits and borrowings.
Net interest margin was 3.92% for the second quarter of fiscal year 2018, an increase of 1 basis point compared to the same quarter in fiscal year 2017. Adjusted net interest margin was 3.86% for the second quarter of fiscal year 2018, an increase of 10 basis points compared to the same quarter in fiscal year 2017. Net interest margin remained relatively stable between the two periods primarily due to a 18 basis point increase in the yield on total loans, offset by a 21 basis point increase in the cost of interest-bearing deposits over the same quarter in fiscal year 2017. A $2.2 million reduction in the cost of interest rate swaps compared to the prior comparable quarter is the primary driver of the more pronounced increase in adjusted net interest margin compared to net interest margin.
Net interest margin was 3.91% for the first six months of fiscal year 2018, an increase of 4 basis points compared to the same period in fiscal year 2017. Adjusted net interest margin was 3.83% for the first six months of fiscal year 2018, an increase of 13 basis points compared to the same period in fiscal year 2017. The yield on interest-earning assets increased by 24 basis points over the same period in fiscal year 2017, driven by higher average loan balances as a proportion of earning assets and improving loan yields. Meanwhile, the cost of interest-bearing liabilities increased by 21 basis points over the same period, driven by an 18 basis point increase in the cost of deposits and moderate increases in the cost of borrowings partially offset by a reduction in average FHLB borrowings outstanding. A $4.2 million reduction in the cost of interest rate swaps between the two periods is the primary driver of the more pronounced increase in adjusted net interest margin. For more information on our adjusted net interest margin, including a reconciliation of each to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

The following tables present the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three and six month periods, respectively. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $789.5 million at March 31, 2018 and $711.2 million at March 31, 2017, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected in the following table has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. ASC 310-30 loans represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Non ASC 310-30 loans represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	For the three months ended:
	March 31, 2018			March 31, 2017
	Average Balance	Interest (FTE)	Yield / Cost ¹	Average Balance	Interest (FTE)	Yield / Cost ¹
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$58,943	$227	1.56%	$109,737	$219	0.81%
Investment securities	1,365,152	7,013	2.08%	1,382,743	6,538	1.92%
Non ASC 310-30 loans, net ²	9,064,899	108,427	4.85%	8,531,652	99,352	4.72%
ASC 310-30 loans, net	82,306	3,182	15.68%	120,743	2,311	7.76%
Loans, net	9,147,205	111,609	4.95%	8,652,395	101,663	4.77%
Total interest-earning assets	10,571,300	118,849	4.56%	10,144,875	108,420	4.33%
Noninterest-earning assets	1,155,481			1,146,196
Total assets	$11,726,781	$118,849	4.11%	$11,291,071	$108,420	3.89%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,786,059			$1,825,174
Interest-bearing deposits	5,929,757	$9,490	0.65%	5,623,676	$5,759	0.42%
Time deposits	1,315,209	3,168	0.98%	1,286,203	2,070	0.65%
Total deposits	9,031,025	12,658	0.57%	8,735,053	7,829	0.36%
Securities sold under agreements to repurchase	107,921	83	0.31%	117,970	98	0.34%
FHLB advances and other borrowings	652,787	2,732	1.70%	571,338	1,469	1.04%
Subordinated debentures and subordinated notes payable	108,358	1,207	4.52%	108,196	1,098	4.12%
Total borrowings	869,066	4,022	1.88%	797,504	2,665	1.36%
Total interest-bearing liabilities	9,900,091	$16,680	0.68%	9,532,557	$10,494	0.45%
Noninterest-bearing liabilities	56,573			71,744
Stockholders' equity	1,770,117			1,686,770
Total liabilities and stockholders' equity	$11,726,781			$11,291,071
Net interest spread			3.43%			3.44%
Net interest income and net interest margin (FTE) ¹		$102,169	3.92%		$97,926	3.91%
Less: Tax equivalent adjustment		$1,616			$2,182
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$100,553	3.86%		$95,744	3.83%

[1] Annualized for all partial-year periods.
[2] Interest income includes $0.6 million and $1.0 million for the second quarter of fiscal year 2018 and 2017, respectively, resulting from accretion of ASC 310-20 loan marks associated with acquired loans.

	For the six months ended:
	March 31, 2018			March 31, 2017
	Average Balance	Interest (FTE) ¹	Yield / Cost ²	Average Balance	Interest (FTE) ¹	Yield / Cost ²
	(dollars in thousands)
Assets
Interest bearing bank deposits	$62,439	$458	1.47%	$188,221	$565	0.60%
Investment securities	1,390,665	14,055	2.03%	1,380,101	12,916	1.88%
Non ASC 310-30 loans, net ³	8,952,914	214,927	4.81%	8,523,800	199,083	4.68%
ASC 310-30 loans, net	86,073	5,928	13.81%	123,458	4,653	7.56%
Loans, net	9,038,987	220,855	4.90%	8,647,258	203,736	4.73%
Total interest-earning assets	10,492,091	235,368	4.50%	10,215,580	217,217	4.26%
Noninterest-earning assets	1,166,069			1,149,109
Total assets	$11,658,160	$235,368	4.05%	$11,364,689	$217,217	3.83%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,815,274			$1,808,617
Interest-bearing deposits	5,908,476	$17,781	0.60%	5,585,894	$10,888	0.39%
Time deposits	1,291,255	5,875	0.91%	1,317,161	4,230	0.64%
Total deposits	9,015,005	23,656	0.53%	8,711,672	15,118	0.35%
Securities sold under agreements to repurchase	116,490	178	0.31%	127,188	212	0.33%
FHLB advances and other borrowings	586,181	4,800	1.64%	644,079	2,741	0.85%
Subordinated debentures and subordinated notes payable	108,337	2,377	4.40%	109,579	2,186	4.00%
Total borrowings	811,008	7,355	1.82%	880,846	5,139	1.17%
Total interest-bearing liabilities	9,826,013	$31,011	0.63%	9,592,518	$20,257	0.42%
Noninterest-bearing liabilities	66,525			95,665
Stockholders' equity	1,765,622			1,676,506
Total liabilities and stockholders' equity	$11,658,160			$11,364,689
Net interest spread			3.42%			3.41%
Net interest income and net interest margin (FTE) ¹		$204,357	3.91%		$196,960	3.87%
Less: Tax equivalent adjustment		$3,181			$4,323
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$201,176	3.85%		$192,637	3.78%

[1] Annualized for all partial-year periods.
[2] Interest income includes $1.2 million and $2.3 million for the first six months of fiscal year 2018 and 2017, respectively, resulting from accretion of ASC 310-20 loan marks associated with acquired loans.

Interest Income
The following table presents interest income for the three and six month periods ended March 31, 2018 and 2017.

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(dollars in thousands)
Interest income:
Loans (FTE)	$111,609	$101,663	$220,855	$203,736
Investment securities	7,013	6,538	14,055	12,916
Federal funds sold and other	227	219	458	565
Total interest income (FTE)	118,849	108,420	235,368	217,217
Less: Tax equivalent adjustment	1,616	2,182	3,181	4,323
Total interest income (GAAP)	$117,233	$106,238	$232,187	$212,894

Total interest income consists primarily of interest income on loans and interest income on our investment portfolio. Total interest income was $118.8 million for the second quarter of fiscal year 2018, compared to $108.4 million for the same quarter of fiscal year 2017, an increase of $10.4 million, or 9.6%. Total interest income was $235.4 million for the first six months of fiscal year 2018, compared to $217.2 million for the same period in fiscal year 2017, an increase of $18.2 million, or 8.4%. Significant components of interest income are described in further detail below.
Loans. Interest income on all loans increased to $111.6 million in second quarter of fiscal year 2018 from $101.7 million in the same quarter in fiscal year 2017, an increase of $9.9 million, or 9.8%. Interest income on all loans increased to $220.9 million for the first six months of fiscal year 2018 from $203.7 million for the first six months of fiscal year 2017, an increase of $17.2 million, or 8.4%. The increases for both periods were primarily attributable to higher loan interest income driven by growth of 5.7% and 4.5%, respectively, in average loans outstanding between the periods and increasing benchmark interest rates, which favorably impact the contractual interest rates on variable and adjustable rate loans. For the second quarter and the first six months of fiscal year 2018, interest income on ASC 310-30 loans, which are purchased credit impaired loans with a different income recognition model, increased $0.9 million and $1.3 million, respectively, primarily driven by accelerated accretion of interest income in one pool of purchased credit impaired loans in fiscal year 2018.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on non-ASC 310-30 loans was 4.85% for the second quarter of fiscal year 2018, an increase of 13 basis points compared to the same quarter in fiscal year 2017. The average tax equivalent yield on non ASC 310-30 loans was 4.81% for the first six months of fiscal year 2018, a 13 basis point increase compared to the same period in fiscal year 2017. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on non ASC 310-30 loans was 4.78% for the second quarter of fiscal year 2018, a 24 basis point an increase compared to the same quarter in fiscal year 2017. The adjusted yield on non ASC 310-30 loans was 4.72% for the first six months of fiscal year 2018, a 23 basis point increase over the prior comparable period. Starting in first quarter of fiscal year 2016 and continuing through the second quarter of 2018 we have begun to benefit from a period-over-period increase in LIBOR rates which has reduced the net cost of pay fixed, receive floating interest rate swaps the Company utilizes related to certain fixed rate loans and benchmark rate hikes which have raised interest rates on many of our floating and variable rate loans.
The average duration, net of interest rate swaps, of the loan portfolio was 1.2 years as of March 31, 2018. Approximately 47%, or $4.43 billion, of the portfolio is comprised of fixed rate loans, of which $921.0 million of loans are fixed rate loans with an original term of 5 years or greater for which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. Of the remaining floating and variable rate loans in the portfolio, approximately 49% are indexed to Wall Street Journal Prime, 28% to 5-year Treasuries and the balance to various other indices. Approximately 1% of our total loans' rates are floored, with an average interest rate floor 49 bps above market rates.
Loan-related fee income of $0.9 million is included in interest income for the second quarter of fiscal year 2018 and $0.6 million for the same quarter in fiscal year 2017. Loan-related fee income of $2.9 million is included in interest income for the first six months of fiscal year 2018 compared to $2.0 million for the same period in fiscal year 2017. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $0.7 million and $1.1 million for the second quarter of fiscal years 2018 and 2017, respectively, and $1.7 million and $2.0 million for the first six months of fiscal years 2018 and 2017, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.34 billion as of March 31, 2018. Interest income on investments includes income earned on investment securities and FHLB stock. Interest income on investments was $7.0 million for the second quarter of fiscal year 2018, an increase of $0.5 million, or 7.3%, from $6.5 million in the second quarter of fiscal year 2017, driven by a yield increase to 2.08% from 1.92%, partially offset by a decrease in average balances over the same period. Interest income on investments increased by $1.2 million, or 8.8%, to $14.1 million in the first six months of fiscal years 2018 from $12.9 million in the same period of fiscal year 2017, primarily due to slight increase in average balances coupled with a yield increase to 2.03% from 1.88% over the same period.
The weighted average life of the investment portfolio was 3.9 years and 3.6 years at March 31, 2018 and September 30, 2017, respectively. Average investments represented 12.9% and 13.6% of total average interest-earning assets for the second quarters of fiscal years 2018 and 2017, respectively and 13.3% and 13.5% for the first six months of fiscal years 2018 and 2017, respectively.

Interest Expense
The following table presents interest expense for the three and six month periods ended March 31, 2018 and 2017.

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(dollars in thousands)
Interest expense
Deposits	$12,658	$7,829	$23,656	$15,118
FHLB advances and other borrowings	2,815	1,567	4,978	2,953
Subordinated debentures and subordinated notes payable	1,207	1,098	2,377	2,186
Total interest expense	$16,680	$10,494	$31,011	$20,257
Total interest expense increased $6.2 million, or 58.9%, to $16.7 million in the second quarter of fiscal year 2018 from $10.5 million in the same quarter in fiscal year 2017. Total interest expense increased $10.7 million, or 53.1%, to $31.0 million in the first six months of fiscal year 2018 from $20.3 million in the same period in fiscal year 2017. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of interest-bearing accounts and time deposits, was $12.7 million and $7.8 million for the second quarter of fiscal year 2018 and 2017, respectively, an increase of $4.9 million, or 61.7%. Interest expense on deposits was $23.7 million and $15.1 million for the first six months of fiscal year 2018 and 2017, respectively, an increase of $8.6 million, or 56.5%. The increases for both periods were a result of growth in average interest-bearing deposits outstanding and increasing benchmark interest rates. The cost of deposits increased to 0.57% for the second quarter of fiscal year 2018 from 0.36% for the same quarter of fiscal year 2017. Average deposit balances increased to $9.03 billion for the current quarter in fiscal year 2018, from $8.74 billion for the comparable quarter in fiscal year 2017, an increase of $0.29 billion, or 3.4%. The cost of deposits increased to 0.53% for the first six months of fiscal year 2018 from 0.35% for the same period in fiscal year 2017.
Average non-interest-bearing demand account balances decreased to 19.8% of average total deposits for the second quarter of fiscal year 2018 and 20.9% for the comparable quarter in fiscal year 2017. Total average other liquid accounts, consisting of money market and savings accounts, increased to 65.7% of total average deposits for the second quarter of fiscal year 2018, compared to 64.4% of total average deposits for the comparable quarter in fiscal year 2017, while time deposit accounts decreased to 14.6% of average total deposits for the second quarter of fiscal year 2018, compared to 14.7% in the comparable quarter in fiscal year 2017. We continue our strategy of focusing on cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $2.8 million for the second quarter of fiscal year 2018, an increase of $1.2 million, or 79.6%, compared to $1.6 million for the comparable quarter in 2017, reflecting a weighted average cost of 1.70% and 1.04%, respectively, for the same periods. Our average balance for FHLB advances and other borrowings was $652.8 million in the current quarter of fiscal year 2018 compared to $571.3 million in the same quarter in fiscal year 2017, an increase of $81.5 million, or 14.3%. Interest expense on FHLB advances and other borrowings was $5.0 million for the first six months of fiscal year 2018 and $3.0 million for the same period in fiscal year 2017, representing a weighted average cost of 1.64% and 0.85%, respectively, for the same periods. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 6.0% for the first six months of fiscal year 2018, compared to 6.7% for the comparable period in fiscal year 2017. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 1.90% and 1.27% at March 31, 2018 and 2017, respectively, and the average tenor was 12 and 32 months for the same periods.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At March 31, 2018, we had pledged $3.75 billion of loans to the FHLB, against which we had borrowed $551.0 million.

Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding subordinated debentures and subordinated notes payable was $1.2 million in second quarter of fiscal year 2018 and $1.1 million in the comparable quarter in fiscal year 2017. Interest expense on our outstanding subordinated debentures and subordinated notes payable was $2.4 million and $2.2 million for the first six months of fiscal years 2018 and 2017, respectively. The weighted average contractual rate on outstanding subordinated notes was 4.88% at both March 31, 2018 and September 30, 2017.
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

	Current Quarter vs Comparable Quarter			Current 6 month period vs Comparable 6 month period
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$(132)	$140	$8	$(550)	$443	$(107)
Investment securities	(84)	559	475	100	1,039	1,139
Non ASC 310-30 loans	6,327	2,748	9,075	10,202	5,642	15,844
ASC 310-30 loans	(914)	1,785	871	(1,722)	2,997	1,275
Loans	5,413	4,533	9,946	8,480	8,639	17,119
Total increase	5,197	5,232	10,429	8,030	10,121	18,151
Increase (decrease) in interest expense:
Interest-bearing deposits	329	3,402	3,731	662	6,231	6,893
Time deposits	48	1,050	1,098	(85)	1,730	1,645
Securities sold under agreements to repurchase	(8)	(7)	(15)	(17)	(17)	(34)
FHLB advances and other borrowings	234	1,029	1,263	(267)	2,326	2,059
Subordinated debentures and subordinated notes payable	2	107	109	(25)	216	191
Total increase	605	5,581	6,186	268	10,486	10,754
Increase (decrease) in net interest income (FTE)	$4,592	$(349)	$4,243	$7,762	$(365)	$7,397

Provision for Loan and Lease Losses
We recognized provision for loan and lease losses of $4.9 million for the second quarter of fiscal year 2018 compared to a provision for loan and lease losses of $4.0 million for the comparable quarter in fiscal year 2017, an increase of $0.9 million, or 22.2% between the periods. The provision was lower in the prior comparable quarter due to a large reduction in provision for loans and lease losses on ASC 310-30 loans. Provision for loan losses was $9.5 million for the first six months of fiscal year 2018 compared to $11.1 million for the comparable period in fiscal year 2017, a decrease of $1.6 million, or 14.5%, between the periods. The decrease in provision was driven by a lower level of charge-offs recognized between the periods in the agriculture segment of the loan portfolio, partially offset by an increase in the specific reserve of the CRE loan segment compared to very low levels of provision in the comparable period. We recorded a $0.1 million net improvement in provision for ASC 310-30 loans for the second quarter of fiscal year 2018, compared to a net improvement in provision of $1.1 million for the comparable quarter in fiscal year 2017. We recorded $0.1 million net improvement in provision for ASC 310-30 loans for the first six months of fiscal year 2018 compared to a net improvement of $1.0 million for the same period in fiscal year 2017.

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(dollars in thousands)
Provision for loan and lease losses, non ASC 310-30 loans *	$4,996	$5,060	$9,600	$12,010
Reduction in provision for loan and lease losses, ASC 310-30 loans	(96)	(1,051)	(143)	(952)
Provision for loan and lease losses, total	$4,900	$4,009	$9,457	$11,058

* As presented above, the non ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.

Total Credit-Related Charges
We recognized other credit-related charges during the second quarter of fiscal year 2018 that were higher than the comparable quarter in fiscal year 2017 and were lower in the first six months of fiscal year 2018 compared to the same period in fiscal year 2017. We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and comparable quarter and the current and comparable six month periods, is helpful to understanding the overall impact on our quarterly results of operations. Net other repossessed property charges includes other repossessed property operating costs, valuation adjustments and (loss) gain on sale of other repossessed properties, each of which entered other repossessed property as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect expected credit losses in the portfolio.

		For the three months ended:		For the six months ended:
Item	Included within F/S Line Item(s):	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
		(Dollars in thousands)
Provision for loan and lease losses	Provision for loan and lease losses	$4,900	$4,009	$9,457	$11,058
Net other repossessed property charges	Net loss on repossessed property and other related expenses	1,000	397	1,214	1,056
(Recovery) reversal of interest income on nonaccrual loans	Interest income on loans	(157)	(25)	911	(99)
Loan fair value adjustment related to credit	Net increase (decrease) in fair value of loans at fair value	1,358	(251)	320	289
Total		$7,101	$4,130	$11,902	$12,304

Noninterest Income
The following table presents noninterest income for the three and six month periods ended March 31, 2018 and 2017.

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(dollars in thousands)
Noninterest income
Service charges and other fees	$12,047	$13,574	$25,224	$27,410
Wealth management fees	2,335	2,429	4,519	4,683
Mortgage banking income, net	1,166	1,640	2,826	4,302
Net (loss) gain on sale of securities	(8)	44	(9)	44
Other	3,758	1,426	4,849	3,357
Subtotal, product and service fees	19,298	19,113	37,409	39,796
Net (decrease) in fair value of loans at fair value	(14,838)	(5,216)	(23,502)	(69,218)
Net realized and unrealized gain on derivatives	14,282	1,592	21,509	60,568
Subtotal, loans at fair value and related derivatives	(556)	(3,624)	(1,993)	(8,650)
Total noninterest income	$18,742	$15,489	$35,416	$31,146
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
Noninterest income was $18.7 million for the second quarter of fiscal year 2018, compared to $15.5 million for the comparable quarter in fiscal year 2017, an increase of $3.2 million, or 21.0%. Noninterest income was $35.4 million for the first six months of fiscal year 2018, compared to $31.1 million for the comparable period in fiscal year 2017, an increase of $4.3 million, or 13.7%. Significant components of noninterest income are described in further detail below.
Product and Service Fees. We recognized $19.3 million of noninterest income related to product and service fees in the second quarter of fiscal year 2018, an increase of $0.2 million, or 1.0%, compared to the same quarter in fiscal year 2017. The increase was due to a $2.3 million increase in other income, partially offset by a $1.5 million decrease in service charges and other fees and a $0.5 million decrease in mortgage banking income. The increase in other income was primarily driven by a sign on bonus for a new contract offset by an estimated breakage cost of an existing contract included in noninterest expense, while the decrease in service charges and other fees reflects the impact of the "Durbin Amendment" limit on debit card interchange income that became effective in July 2017.
Noninterest income related to product and service fees was $37.4 million for the first six months of fiscal year 2018 compared to $39.8 million for the same period in fiscal year 2017, a decrease of $2.4 million, or 6.0%. The decrease was due to a $2.2 million decrease in service charges and other fees and a $1.5 million decrease in mortgage banking income, partially offset by a $1.5 million increase in other income. The decrease in service charges and other fees was primarily driven by the impact of the "Durbin Amendment" limit on debit card interchange income combined with a reduction in net overdraft and non-sufficient funds income. The decrease in mortgage banking income was due to fewer originations in the period and the increase in other income was due to the sign on bonus for a new contract discussed above.

Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the second quarter of fiscal year 2018, these items accounted for $(0.6) million of noninterest income compared to $(3.6) million for the same quarter in fiscal year 2017. The change was driven by a net unfavorable change in the credit adjustment of $1.6 million combined with a $2.2 million reduction in the current cost of interest rate swaps driven by changes in the interest rate environment and a $2.4 million increase in swap fees. For the first six months of fiscal year 2018, these items accounted for $(2.0) million of noninterest income compared to $(8.6) million for the same period in fiscal year 2017. The change was driven by a $4.2 million reduction in the current cost of interest rate swaps and a $2.4 million increase in swap fees. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans. We present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.
Noninterest Expense
The following table presents noninterest expense for the three and six month periods ended March 31, 2018 and 2017.

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$33,672	$32,370	$66,539	$64,004
Data processing and communication	9,190	6,879	16,074	13,595
Occupancy and equipment	5,290	5,123	10,138	9,946
Professional fees	4,027	3,559	8,267	6,394
Advertising	1,121	995	2,181	1,970
Net loss on repossessed property and other related expenses	1,000	397	1,214	1,056
Amortization of core deposits and other intangibles	426	550	852	1,389
Acquisition expenses	—	—	—	710
Other	4,418	3,979	8,747	7,325
Total noninterest expense	$59,144	$53,852	$114,012	$106,389
Our noninterest expense consists primarily of salaries and employee benefits, data processing and communication, occupancy and equipment, professional fees and advertising expenses. Noninterest expense was $59.1 million in the second quarter of fiscal year 2018 compared to $53.9 million for the same quarter in fiscal year 2017, an increase of $5.2 million, or 9.8%. This increase was attributable to a $2.3 million increase in data processing and communication expenses primarily driven by an estimated breakage cost of $2.3 million for an existing contract, offset by a sign on bonus for a new contract within noninterest income, a $1.3 million increase in salaries and employee benefits due to the previously announced living wage increases brought on by federal tax reform and annual merit increases, an increase of $0.6 million in net loss recognized on repossessed property and other related expenses, and a $0.5 million increase in professional fees.
Noninterest expense was $114.0 million for the first six months of fiscal year 2018 compared to $106.4 million for the same period in fiscal year 2017, an increase of $7.6 million, or 7.2%. The increase was primarily driven by a $2.5 million increase in salaries and employee benefits due to the living wage increases and annual merit increases discussed above, a $2.5 million increase in data processing and communication expense primarily driven by an estimated breakage cost on an existing contract, a $1.9 million increase in professional fees driven by an increase in our FDIC assessment and a $1.4 million increase in other expenses, partially offset by a decrease in acquisition expenses of $0.7 million.
Our efficiency ratio was 48.6% and 47.0% for the three month periods ending March 31, 2018 and 2017, respectively. Our efficiency ratio was 47.2% and 46.0% for the first six month periods ending March 31, 2018 and 2017, respectively. The increases for both periods was a result of a sign on bonus for a new contract offset by an estimated breakage cost on an existing contract. This added approximately 0.8% to the efficiency ratio for the second quarter and six month period ended March 31, 2018. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.

Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $14.7 million for the second quarter of fiscal year 2018 represents an effective tax rate of 26.6%, compared to a provision of $18.2 million or an effective tax rate of 34.1% for the comparable quarter of fiscal year 2017. The provision for income taxes of $43.4 million for the first six months of fiscal year 2018 represents an effective tax rate of 38.3%, compared to a provision of $34.3 million or an effective tax rate of 32.2% for the comparable period in fiscal year 2017. Excluding the deferred taxes revaluation as a result of the Tax Reform Act of 2017, the effective tax rate was 26.3% for the first six months of fiscal year 2018.
Return on Assets and Equity
The following table presents our return on average total assets, return on average common equity and average common equity to average assets ratio for the dates presented.

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Return on average total assets	1.40%	1.26%	1.20%	1.27%
Return on average common equity	9.3%	8.5%	7.9%	8.6%
Average common equity to average assets ratio	15.1%	14.9%	15.1%	14.8%
Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated.

	As of
	March 31, 2018	September 30, 2017
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$11,992,317	$11,690,011
Loans ³	9,338,306	8,968,553
Allowance for loan and lease losses	65,139	63,503
Deposits	9,386,967	8,977,613
Stockholders' equity	1,788,698	1,755,000
Tangible common equity ¹	1,041,153	1,006,603
Tier 1 capital ratio	11.5%	11.4%
Total capital ratio	12.5%	12.5%
Tier 1 leverage ratio	10.4%	10.3%
Common equity tier 1 ratio	10.7%	10.7%
Tangible common equity / tangible assets ¹	9.3%	9.2%
Book value per share - GAAP	$30.37	$29.83
Tangible book value per share ¹	$17.68	$17.11
Nonaccrual loans / total loans	1.41%	1.54%
Net charge-offs (recoveries) / average total loans ²	0.17%	0.26%
Allowance for loan and lease losses / total loans	0.70%	0.71%

 ¹ This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

² Annualized for partial-year periods, except for September 30, 2017, which was for the twelve month period.
³ Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.

Our total assets were $11.99 billion at March 31, 2018, compared with $11.69 billion at September 30, 2017, an increase of $0.30 billion, or 2.6%. The increase in total assets during the first six months of fiscal year 2018 was principally attributable to an increase in net loans of $0.37 billion, or 4.1%, since September 30, 2017, partially offset by a decrease in investment securities of $0.06 billion for the same period. At March 31, 2018, loans were $9.34 billion, compared to $8.97 billion at September 30, 2017. Net loan growth was primarily driven by growth in CRE, agriculture and commercial non-real estate segments of the loan portfolio, offset by a reduction in residential real estate loans. During the first six months of fiscal year 2018, total deposits increased by $0.41 billion, or 4.6%. The growth was primarily driven by growth in interest-bearing deposits, which is net of continued outflows of time deposits.
Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated.

	March 31, 2018	September 30, 2017
	(dollars in thousands)
Unpaid principal balance:
Commercial real estate ¹
Originated	$4,025,844	$3,628,235
Acquired	441,934	496,570
Total	4,467,778	4,124,805
Agriculture ¹
Originated	2,067,732	1,990,648
Acquired	109,288	131,490
Total	2,177,020	2,122,138
Commercial non-real estate ¹
Originated	1,722,796	1,670,349
Acquired	44,791	48,565
Total	1,767,587	1,718,914
Residential real estate
Originated	684,569	724,906
Acquired	182,413	207,986
Total	866,982	932,892
Consumer
Originated	47,151	56,467
Acquired	8,039	10,092
Total	55,190	66,559
Other lending
Originated	41,816	43,132
Acquired	—	75
Total	41,816	43,207
Total originated	8,589,908	8,113,737
Total acquired	786,465	894,778
Total unpaid principal balance	9,376,373	9,008,515
Less: Unamortized discount on acquired loans	(23,501)	(29,121)
Less: Unearned net deferred fees and costs and loans in process	(14,566)	(10,841)
Total loans	9,338,306	8,968,553
Allowance for loan and lease losses	(65,139)	(63,503)
Loans, net	$9,273,167	$8,905,050

[1] Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

During the first six months of fiscal year 2018, total loans increased by 4.1%, or $369.8 million. The growth was primarily focused in CRE, agriculture and commercial non-real estate segments of the loan portfolio, which grew $343.0 million, $54.9 million, and $48.7 million, respectively, offset by a reduction of $65.9 million in residential estate loans. Over the same time period, consumer and other loan balances remained generally stable.

The following table presents an analysis of the unpaid principal balance of our loan portfolio at March 31, 2018, by borrower and collateral type and by each of the six major geographic areas we use to manage our markets.

	March 31, 2018
	South Dakota	Iowa / Kansas / Missouri	Nebraska	Arizona	Colorado	North Dakota / Minnesota	Other ²	Total	%
	(dollars in thousands)
Commercial real estate ¹	$1,089,724	$1,170,258	$837,614	$496,603	$673,390	$207,975	$(7,786)	$4,467,778	47.6%
Agriculture ¹	686,012	409,273	151,904	749,645	184,760	3,127	(7,701)	2,177,020	23.2%
Commercial non-real estate ¹	317,611	848,415	370,462	66,996	126,168	8,986	28,949	1,767,587	18.9%
Residential real estate	210,423	245,619	194,162	22,440	148,208	18,516	27,614	866,982	9.2%
Consumer	22,011	18,026	11,688	827	1,234	590	814	55,190	0.6%
Other lending	—	—	—	—	—	—	41,816	41,816	0.5%
Total	$2,325,781	$2,691,591	$1,565,830	$1,336,511	$1,133,760	$239,194	$83,706	$9,376,373	100.0%
% by location	24.8%	28.7%	16.7%	14.3%	12.1%	2.5%	0.9%	100.0%

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

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at March 31, 2018.

March 31, 2018
(dollars in thousands)
Construction and development	$721,340
Owner-occupied CRE	1,341,034
Non-owner-occupied CRE	2,077,424
Multifamily residential real estate	327,980
Commercial real estate	4,467,778
Agriculture real estate	1,016,555
Agriculture operating loans	1,160,465
Agriculture	2,177,020
Commercial non-real estate	1,767,587
Home equity lines of credit	259,723
Closed-end first lien	447,855
Closed-end junior lien	38,237
Residential construction	121,167
Residential real estate	866,982
Consumer	55,190
Other	41,816
Total unpaid principal balance	$9,376,373
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
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at December 31, 2017, we were ranked the sixth-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core competencies. We target a 20% to 30% portfolio composition for agriculture loans according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. While our borrowers have experienced volatile commodity prices over recent years, we believe there continues to typically be strong secondary sources of repayment and low borrower leverage for the agriculture loan portfolio. Continued pressure on commodity prices, including through recently proposed tariffs on agricultural products, or a further downturn in the agriculture economy could directly and adversely affect our agricultural loan portfolio and indirectly and adversely impact other lending categories including commercial non-real estate, CRE, residential real estate and consumer.
Commercial Non-Real Estate. Commercial non-real estate, or business lending, represents one of our core competencies. We believe that providing a tailored range of integrated products and services, including lending, to small- and medium-enterprise customers is the business at which we excel and through which we can generate favorable returns for our stockholders. We offer a number of different products including working capital and other shorter-term lines of credit, fixed-rate loans and variable rate loans with interest rate swaps over a wide range of terms, and variable-rate loans with varying terms. Our bank's direct exposure to energy-related borrowers is less than 1.0% of total loans.
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
The following table presents the maturity distribution of our loan portfolio as of March 31, 2018. The maturity dates were determined based on the contractual maturity date of the loan.

	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$467,568	$1,956,786	$2,043,424	$4,467,778
Agriculture	1,045,966	713,647	417,407	2,177,020
Commercial non-real estate	801,127	504,223	462,237	1,767,587
Residential real estate	201,181	300,672	365,129	866,982
Consumer	7,954	38,050	9,186	55,190
Other lending	41,816	—	—	41,816
Total	$2,565,612	$3,513,378	$3,297,383	$9,376,373
The following table presents the distribution, as of March 31, 2018, of our loans that were due after one year between fixed and variable interest rates.

	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$2,035,725	$1,964,485	$4,000,210
Agriculture	851,001	280,053	1,131,054
Commercial non-real estate	601,544	364,916	966,460
Residential real estate	215,111	450,690	665,801
Consumer	37,075	10,161	47,236
Total	$3,740,456	$3,070,305	$6,810,761

Other Repossessed Property
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. Other repossessed property assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the asset at an acceptable price in a timely manner. Our total other repossessed property carrying value was $16.7 million as of March 31, 2018, an increase of $7.7 million, or 86.2%, compared to September 30, 2017, primarily due to three large relationships moving into other repossessed property during the current period.
The following table presents our other repossessed property balances for the period indicated.

	Three Months Ended March 31, 2018	Six Months Ended March 31, 2018
	(dollars in thousands)
Beginning balance	$10,486	$8,985
Additions to other repossessed property	7,334	11,005
Valuation adjustments and other	(512)	(525)
Sales	(582)	(2,739)
Ending balance	$16,726	$16,726
Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated.

	March 31, 2018	September 30, 2017
	(dollars in thousands)
U.S. Treasury securities	$178,563	$228,039
Mortgage-backed securities:
Government National Mortgage Association	452,297	511,457
Federal Home Loan Mortgage Corporation	218,838	169,147
Federal National Mortgage Association	179,268	170,247
Small Business Assistance Program	237,156	224,005
States and political subdivision securities	70,513	73,041
Other	1,006	1,006
Total	$1,337,641	$1,376,942
We have historically invested excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. Since September 30, 2017, the fair value of the portfolio has decreased by $60.4 million, or 4.4%.

The following table presents the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period held at March 31, 2018. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield ("WA Yield") on these assets is presented in the following table based on the contractual rate, as opposed to a tax equivalent yield concept.

	March 31, 2018
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
U.S. Treasury securities	$34,985	1.44%	$143,578	1.66%	$—	—%	$—	—%	$—	—%	$—	—%	$178,563	1.62%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,087,559	2.15%	—	—%	1,087,559	2.15%
States and political subdivision securities ¹ ²	8,306	1.45%	46,209	1.50%	15,876	1.86%	122	5.00%	—	—%	—	—%	70,513	1.58%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$43,291	1.44%	$189,787	1.62%	$15,876	1.86%	$122	5.00%	$1,087,559	2.15%	$1,006	—%	$1,337,641	2.05%

[1] Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.

[2] Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.

Asset Quality
We place an asset on nonaccrual status when management believes, after considering collection efforts and other factors, the borrowers condition is such that collection of interest is doubtful, which is generally at 90 days past due. Restructured loans for which we grant payment or significant interest rate concessions are placed on nonaccrual status until collectability improves and a satisfactory payment history is established, generally by the receipt of at least six consecutive payments. Our collection policies related to delinquent and charged-off loans are highly focused on individual relationships, and we believe that these policies are in compliance with all applicable laws and regulations.
The following table presents the dollar amount of nonaccrual loans, other repossessed property, restructured performing loans and accruing loans over 90 days past due, at the end of the dates indicated. Loans covered by a FDIC loss-sharing agreement are generally pooled with other similar loans and are accreting purchase discount into income each period. Subject to compliance with the applicable loss-sharing agreement, we are indemnified by the FDIC at a rate of 80% for any future credit losses on loans covered by a FDIC loss-sharing agreement through June 4, 2020 for single-family real estate loans.

	March 31, 2018	September 30, 2017
	(dollars in thousands)
Nonaccrual loans ¹
Commercial real estate ³	$26,385	$14,912
Agriculture ³	86,904	100,504
Commercial non-real estate ³	10,145	13,674
Residential real estate
Loans covered by a FDIC loss-sharing agreement	3,898	4,893
Loans not covered by a FDIC loss-sharing agreement	3,851	4,206
Total	7,749	9,099
Consumer ³	91	123
Total nonaccrual loans covered by a FDIC loss-sharing agreement	3,898	4,893
Total nonaccrual loans not covered by a FDIC loss-sharing agreement	127,376	133,419
Total nonaccrual loans	131,274	138,312
Other repossessed property	16,726	8,985
Total nonperforming assets	148,000	147,297
Restructured performing loans	37,796	32,490
Total nonperforming and restructured assets	$185,796	$179,787

	March 31, 2018	September 30, 2017
	(dollars in thousands)
Accruing loans 90 days or more past due	$875	$1,859
Nonperforming restructured loans included in total nonaccrual loans	$67,385	$71,334

Percent of total assets
Nonaccrual loans ¹
Loans not covered by a FDIC loss-sharing agreement	1.06%	1.14%
Total	1.09%	1.18%
Other repossessed property	0.14%	0.08%
Nonperforming assets ²	1.23%	1.26%
Nonperforming and restructured assets ²	1.55%	1.54%

[1] Includes nonperforming restructured loans
[2] Includes nonaccrual loans, which includes nonperforming restructured loans.
[3] Loans not covered by a FDIC loss-sharing agreement
At March 31, 2018 and September 30, 2017, our nonperforming assets were 1.23% and 1.26%, respectively, of total assets. Nonaccrual loans were $131.3 million as of March 31, 2018, with $3.9 million of the balance covered by a FDIC loss-sharing agreement, which represented a total decrease in nonaccrual loans of $7.0 million, or 5.1%, compared to September 30, 2017. Total other repossessed property balances were $16.7 million as of March 31, 2018, an increase of $7.7 million, or 86.2%, compared to September 30, 2017.
We recognized approximately $0.6 million of interest income on loans that were on nonaccrual for the first six months of fiscal year 2018. Excluding loans covered by a FDIC loss-sharing agreement, we had average nonaccrual loans (calculated as a two-point average) of $130.4 million outstanding during the first six months of fiscal year 2018. Based on the average loan portfolio yield for these loans for the first six months of fiscal year 2018, we estimate that interest income would have been $3.1 million higher during this period had these loans been accruing.
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

The following table outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated.

	March 31, 2018	September 30, 2017
	(dollars in thousands)
Commercial real estate
Performing TDRs	$617	$1,121
Nonperforming TDRs	2,632	5,351
Total	3,249	6,472
Agriculture
Performing TDRs	29,200	22,678
Nonperforming TDRs	60,098	59,633
Total	89,298	82,311
Commercial non-real estate
Performing TDRs	7,647	8,369
Nonperforming TDRs	3,916	5,641
Total	11,563	14,010
Residential real estate
Performing TDRs	249	311
Nonperforming TDRs	739	688
Total	988	999
Consumer
Performing TDRs	83	11
Nonperforming TDRs	—	21
Total	83	32
Total performing TDRs	37,796	32,490
Total nonperforming TDRs	67,385	71,334
Total TDRs	$105,181	$103,824
As of March 31, 2018, total performing TDRs increased $5.3 million, or 16.3%, compared to September 30, 2017, due to the addition of one large relationship in the agriculture portfolio during the period. Total nonperforming TDRs decreased $3.9 million, or 5.5%, compared to September 30, 2017.
We entered into loss-sharing agreements with the FDIC related to certain assets (loans and other repossessed property) acquired from TierOne Bank on June 4, 2010. We are generally indemnified by the FDIC at a rate of 80% for any future credit losses through June 4, 2020 for single-family real estate loans and other repossessed property. Our commercial loss-sharing agreement with the FDIC expired in 2015.
The following table presents nonaccrual loans, TDRs, and other repossessed property covered by the remaining loss-sharing agreement; a rollforward of the allowance for loan and lease losses for loans covered by the remaining loss-sharing agreement; a rollforward of allowance for loan and lease losses for ASC 310-30 loans covered by the remaining loss-sharing agreement; and a rollforward of other repossessed property covered by the remaining loss-sharing agreement at and for the periods presented.

	At and for the six months ended March 31, 2018	At and for the fiscal year ended September 30, 2017
	(dollars in thousands)
Assets covered by a FDIC loss-sharing agreement
Nonaccrual loans ¹	$3,898	$4,893
TDRs	171	191
Other repossessed property	86	—
Allowance for loan and lease losses, loans covered by a FDIC loss-sharing agreement
Balance at beginning of period	$196	$907
Additional impairment recorded	52	196
Recoupment of previously-recorded impairment	(90)	(892)
Charge-offs	(60)	(15)
Balance at end of period	$98	$196

	At and for the six months ended March 31, 2018	At and for the fiscal year ended September 30, 2017
	(dollars in thousands)
Other repossessed property covered by a loss-sharing agreement
Balance at beginning of period	$—	$106
Additions to other repossessed property	86	14
Sales	—	(120)
Balance at end of period	$86	$—

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
Our allowance for loan and lease losses consists of two components. For non-impaired loans, we calculate a weighted average ratio of 12-, 36- and 60-month historical realized losses by collateral type; adjust as necessary for our interpretation of current economic conditions, environmental factors and current portfolio trends including credit quality, concentrations, aging of the portfolio and/or significant policy and underwriting changes not entirely covered by the calculated historical loss rates; and apply the loss rates to outstanding loan balances in each collateral category. We calculate the weighted average ratio of 12-, 36- and 60-month historical realized losses for each collateral type by dividing the average net annual charge-offs by the average outstanding loans of such type subject to the calculation for each of the 12-, 36- and 60-month periods, then averaging those three results. For impaired loans, we estimate our exposure for each individual relationship, given the current payment status of the loan and the value of the underlying collateral as supported by third party appraisals, broker’s price opinions, and/or the borrower’s financial statements and internal valuation assessments, each adjusted for liquidation costs. Any shortfall between the liquidation value of the underlying collateral and the recorded investment value of the loan is considered the required specific reserve amount. Actual losses in any period may exceed allowance amounts. We evaluate and adjust our allowance for loan and lease losses, and the allocation of the allowance between loan categories, each month.

The following table presents an analysis of our allowance for loan and lease losses, including provisions for loan and lease losses, charge-offs and recoveries, for the periods indicated.

	At and for the six months ended March 31, 2018	At and for the fiscal year ended September 30, 2017
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$63,503	$64,642
Provision charged to expense	9,600	22,210
Recoupment of ASC 310-30 loans	(143)	(671)
Charge-offs:
Commercial real estate	(1,597)	(2,043)
Agriculture	(2,981)	(7,853)
Commercial non-real estate	(2,844)	(12,576)
Residential real estate	(275)	(809)
Consumer	(116)	(196)
Other lending	(1,091)	(2,403)
Total charge-offs	(8,904)	(25,880)

Recoveries:
Commercial real estate	209	485
Agriculture	172	415
Commercial non-real estate	209	652
Residential real estate	117	507
Consumer	42	102
Other lending	334	1,041
Total recoveries	1,083	3,202

Net loan charge-offs	(7,821)	(22,678)

Balance at end of period	$65,139	$63,503

Average total loans for the period ¹	$9,038,987	$8,695,672
Total loans at period end ¹	$9,338,306	$8,968,553
Ratios
Net charge-offs to average total loans ³	0.17%	0.26%
Allowance for loan and lease losses to:
Total loans	0.70%	0.71%
Nonaccruing loans ²	51.14%	47.60%

[1] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
[2] Nonaccruing loans excludes loans covered by a FDIC loss-sharing agreement.
[3] Annualized for partial-year periods
In the first six months of fiscal year 2018, net charge-offs were $7.8 million, or 0.17% of average total loans on an annualized basis, comprised of $8.9 million of charge-offs and $1.1 million of recoveries. For fiscal year 2017, net charge-offs were $22.7 million, or 0.26%, of average total loans.
At March 31, 2018, the allowance for loan and lease losses was 0.70% of our total loan portfolio, a 1 basis point decrease compared to 0.71% at September 30, 2017. The balance of the ALLL increased to $65.1 million from $63.5 million over the same period.
Additionally, a portion of our loans which are carried at fair value, totaling $921.0 million at March 31, 2018 and $1.02 billion at September 30, 2017, respectively, have no associated allowance for loan and lease losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for loan and lease losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $7.5 million and $8.3 million at March 31, 2018 and September 30, 2017, respectively, or 0.08% and 0.09% of total loans, respectively. Finally, total purchase discount remaining on all acquired loans equates to 0.25% and 0.32% of total loans at March 31, 2018 and September 30, 2017, respectively.

The following table presents management’s historical allocation of the allowance for loan and lease losses by loan category, in both dollars and percentage of our total allowance for loan and lease losses, to specific loans in those categories at the dates indicated.

	March 31, 2018		September 30, 2017
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial real estate	$18,914	29.0%	$16,941	26.7%
Agriculture	24,129	37.0%	25,757	40.6%
Commercial non-real estate	15,730	24.2%	14,114	22.2%
Residential real estate	5,111	7.9%	5,347	8.4%
Consumer	279	0.4%	329	0.5%
Other lending	976	1.5%	1,015	1.6%
Total	$65,139	100.0%	$63,503	100.0%
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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.5 million at March 31, 2018 and September 30, 2017.
Deposits
We obtain funds from depositors by offering consumer and business interest-bearing accounts and term time deposits. At March 31, 2018 and September 30, 2017, our total deposits were $9.39 billion and $8.98 billion, respectively, representing an increase of $0.41 billion, or 4.6%, which was primarily concentrated in consumer, public deposit and brokered CD accounts. Our accounts are federally insured by the FDIC up to the legal maximum.
The following table presents the balances and weighted average cost of our deposit portfolio at the following dates.

	March 31, 2018		September 30, 2017
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Non-interest-bearing demand	$1,854,734	—%	$1,856,126	—%
NOW accounts, money market and savings	6,056,134	0.71%	5,847,432	0.55%
Time certificates, $250,000 or more	311,251	1.50%	273,365	1.16%
Other time certificates	1,164,848	0.94%	1,000,690	0.78%
Total	$9,386,967	0.62%	$8,977,613	0.48%
At March 31, 2018 and September 30, 2017, we had $964.5 million and $725.4 million, respectively, in brokered deposits.
Municipal public deposits constituted $935.4 million and $843.5 million of our deposit portfolio at March 31, 2018, and September 30, 2017, respectively, of which $593.3 million and $533.3 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 10.0% of our total deposits at March 31, 2018 and September 30, 2017.

The following table presents deposits by region.

	March 31, 2018	September 30, 2017
	(dollars in thousands)
South Dakota	$2,227,536	$2,231,857
Iowa / Kansas / Missouri	2,777,015	2,561,315
Nebraska	2,503,368	2,521,631
Arizona	423,873	377,610
Colorado	1,148,793	1,153,058
North Dakota / Minnesota	42,769	51,527
Corporate and other	263,613	80,615
Total deposits	$9,386,967	$8,977,613
We fund a portion of our assets with time deposits that have balances greater than $250,000 and that have maturities generally in excess of six months. At March 31, 2018 and September 30, 2017, our time deposits greater than $250,000 totaled $311.3 million and $273.4 million, respectively. The following table presents the maturities of our time deposits greater than $250,000 and less than or equal to $250,000 in size at March 31, 2018.

	Greater than $250,000	Less than or equal to $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$43,394	$287,022
Over three through six months	58,041	196,759
Over six through twelve months	79,406	336,496
Over twelve months	130,410	344,571
Total	$311,251	$1,164,848
Percent of total deposits	3.3%	12.4%
At March 31, 2018 and September 30, 2017, the average remaining maturity of all time deposits was approximately 13 and 14 months, respectively. The average time deposits amount per account was approximately $33,308 and $27,870 at March 31, 2018 and September 30, 2017, respectively.
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
Beginning in the second quarter of fiscal year 2018, the Company entered into risk participation agreements ("RPA"s) with some of its derivative counterparties to assume the credit exposure related to interest rate derivative contracts. The Company's loan customer enters into an interest rate swap directly with a derivative counterparty and the Company agrees through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. As of March 31, 2018, the amounts of these instruments were not material to the financial statements.
Prior to 2017 we entered into fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) with certain of our commercial and agribusiness banking customers to assist them in facilitating their risk management strategies. We mitigated our interest rate risk associated with certain of these loans by entering into equal and offsetting fixed-to-floating interest rate swap agreements for these loans with swap counterparties. We elected to account for the loans at fair value under ASC 825 Fair Value Option. Changes in the fair value of these loans are recorded in earnings as a component of noninterest income in the relevant period. The related interest rate swaps are recognized as either assets or liabilities in our financial statements and any gains or losses on these swaps, both realized and unrealized, are recorded in earnings as a component of noninterest income. The interest rate swaps are fully effective from an interest rate risk perspective, as gains and losses on our swaps are directly offset by changes in fair value of the hedged loans (i.e., swap interest rate risk adjustments are directly offset by associated loan interest rate risk adjustments). Consequently, any changes in noninterest income associated with changes in fair value resulting from interest rate movement, as opposed to changes in credit quality, on the loans are directly offset by equal and opposite unrealized charges to or reductions in noninterest income for the related interest rate swap. Any changes in the fair value of the loans related to credit quality and the current realized gain (loss) on derivatives are not offsetting amounts within noninterest income. To ensure the correlation of movements in fair value between the interest rate swap and the related loan, we pass on all economic costs associated with our hedging activity resulting from loan customer prepayments (partial or full) to the customer.
Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted.

	At and for the Six Months Ended March 31, 2018	At and for the Fiscal Year Ended September 30, 2017
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$103,291	$132,636
FHLB advances	425,000	587,200
Total short-term borrowings	$528,291	$719,836

Maximum amount outstanding at any month-end during the period	$781,884	$719,836
Average amount outstanding during the period	$587,306	$352,395
Weighted average rate for the period	1.23%	0.70%
Weighted average rate as of date indicated	1.24%	1.24%
We have a $10.0 million revolving line of credit with a large national bank, which expires July 28, 2018, at an interest rate of one month LIBOR plus 200 basis points. At March 31, 2018, we did not have any advances on the line of credit.
Other Borrowings
We have outstanding $75.9 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of March 31, 2018 and September 30, 2017. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
We issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at March 31, 2018, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, commencing on February 15, 2016 until August 15, 2020. During the second quarter of fiscal year 2018, we incurred $1.2 million in interest expense on all outstanding subordinated debentures and notes compared to $1.1 million in the same period in fiscal year 2017. During the first six months of fiscal year 2018 and 2017, interest expense on all outstanding subordinated debentures and notes was $2.4 million and $2.2 million, respectively.

Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at March 31, 2018. Customer deposit obligations categorized as “not determined” include noninterest-bearing demand accounts, NOW accounts, money market and savings accounts with no stated maturity date.

	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$975,309	$257,847	$215,909	$1,225	$7,936,677	$9,386,967
Securities sold under agreement to repurchase	103,291	—	—	—	—	103,291
FHLB advances and other borrowings	456,000	70,000	—	25,000	—	551,000
Subordinated debentures	—	—	—	75,920	—	75,920
Subordinated notes payable	—	—	—	35,000	—	35,000
Operating leases, net of sublease income	5,207	4,523	8,757	6,629	—	25,116
Accrued interest payable	6,165	—	—	—	—	6,165
Interest on FHLB advances	2,536	2,428	2,745	305	—	8,014
Interest on subordinated notes payable	3,241	3,241	9,722	37,959	—	54,163
Interest on subordinated debentures	1,706	1,706	5,119	4,052	—	12,583
Other Commitments:
Commitments to extend credit—non-credit card	$1,275,366	$162,622	$567,643	$298,437	$—	$2,304,068
Commitments to extend credit—credit card	215,351	—	—	—	—	215,351
Letters of credit	66,906	—	—	—	—	66,906
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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated.

	March 31, 2018	September 30, 2017
	(dollars in thousands)
Commitments to extend credit	$2,519,419	$2,515,653
Letters of credit	66,906	70,186
Total	$2,586,325	$2,585,839
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
Great Western Bancorp, Inc. Our primary source of liquidity is cash obtained from dividends paid by our bank. We primarily use our cash for the payment of dividends, when and if declared by our Board of Directors and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our bank through equity contributions and for acquisitions. At March 31, 2018, our holding company had $61.9 million of cash. During the second quarter of fiscal year 2018, we declared and paid a dividend of $0.20 per common share. The outstanding amounts under our revolving line of credit with a large retail bank and our private placement subordinated capital notes together totaled $35.0 million at March 31, 2018. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities.
Great Western Bank. Our bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At March 31, 2018, our bank had cash of $371.7 million and $1.31 billion of highly-liquid securities held in our investment portfolio, of which $920.6 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our bank has a letter of credit from the FHLB, which is pledged as collateral on public deposits, for $150.0 million. Our bank had $551.0 million in FHLB borrowings at March 31, 2018, with additional available lines of $1.47 billion. Our bank also had an additional borrowing capacity of $1.69 billion with the FRB Discount Window. Our bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At March 31, 2018, we had a total of $2.59 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our bank are based on the Basel III framework, as implemented by the federal bank regulators.
The following table presents our regulatory capital ratios at March 31, 2018 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,148,709	11.5%	6.0%	8.0%
Total capital	1,249,331	12.5%	8.0%	10.0%
Tier 1 leverage	1,148,709	10.4%	4.0%	5.0%
Common equity Tier 1	1,075,153	10.7%	6.375%	6.5%
Risk-weighted assets	10,016,719

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bank
Tier 1 capital	$1,119,756	11.2%	6.0%	8.0%
Total capital	1,185,378	11.8%	8.0%	10.0%
Tier 1 leverage	1,119,756	10.2%	4.0%	5.0%
Common equity Tier 1	1,119,756	11.2%	6.375%	6.5%
Risk-weighted assets	10,014,293
At March 31, 2018 and September 30, 2017, our Tier 1 capital included an aggregate of $73.6 million and $73.5 million, respectively, of trust preferred securities issued by our subsidiaries. At March 31, 2018, our Tier 2 capital included $65.1 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. At September 30, 2017, our Tier 2 capital included $63.5 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. Our total risk-weighted assets were $10.02 billion at March 31, 2018.
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
Reconciliations for each of these non-GAAP financial measures to the closest GAAP financial measures are included in the following tables. Each of the non-GAAP measures presented should be considered in context with our GAAP financial results included in this filing.

	At or for the six months ended:		At or for the three months ended:
	March 31, 2018	March 31, 2017	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income - GAAP	$69,762	$72,065	$40,532	$29,230	$37,662	$35,060	$35,162
Add: Acquisition expenses, net of tax	—	440	—	—	—	—	—
Add: Deferred taxes revaluation	13,586	—	—	13,586	—	—	—
Adjusted net income	$83,348	$72,505	$40,532	$42,816	$37,662	$35,060	$35,162

Weighted average diluted common shares outstanding	59,116,923	59,032,787	59,146,117	59,087,729	58,914,144	59,130,632	59,073,669
Earnings per common share - diluted	$1.18	$1.22	$0.69	$0.49	$0.64	$0.59	$0.60
Adjusted earnings per common share - diluted	$1.41	$1.23	$0.69	$0.72	$0.64	$0.59	$0.60

Tangible net income and return on average tangible common equity:
Net income - GAAP	$69,762	$72,065	$40,532	$29,230	$37,662	$35,060	$35,162
Add: Amortization of intangible assets, net of tax	751	1,176	376	376	380	488	500
Tangible net income	$70,513	$73,241	$40,908	$29,606	$38,042	$35,548	$35,662

Average common equity	$1,765,622	$1,676,506	$1,770,117	$1,761,127	$1,740,429	$1,715,460	$1,686,770
Less: Average goodwill and other intangible assets	747,930	749,964	747,716	748,144	748,571	749,074	749,638
Average tangible common equity	$1,017,692	$926,542	$1,022,401	$1,012,983	$991,858	$966,386	$937,132
Return on average common equity *	7.9%	8.6%	9.3%	6.6%	8.6%	8.2%	8.5%
Return on average tangible common equity **	13.9%	15.9%	16.2%	11.6%	15.2%	14.8%	15.4%

* Calculated as net income - GAAP divided by average common equity. Annualized for partial-year periods.
** Calculated as tangible net income divided by average tangible common equity. Annualized for partial-year periods.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$201,176	$192,637	$100,553	$100,622	$99,672	$96,888	$95,744
Add: Tax equivalent adjustment	3,181	4,323	1,616	1,565	2,122	2,154	2,182
Net interest income (FTE)	204,357	196,960	102,169	102,187	101,794	99,042	97,926
Add: Current realized derivative gain (loss)	(4,116)	(8,361)	(1,640)	(2,476)	(2,714)	(3,320)	(3,875)
Adjusted net interest income (FTE)	$200,241	$188,599	$100,529	$99,711	$99,080	$95,722	$94,051

Average interest-earning assets	$10,492,091	$10,215,580	$10,571,300	$10,412,882	$10,283,401	$10,124,404	$10,144,875
Net interest margin (FTE) *	3.91%	3.87%	3.92%	3.89%	3.93%	3.92%	3.91%
Adjusted net interest margin (FTE) **	3.83%	3.70%	3.86%	3.80%	3.82%	3.79%	3.76%

* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non ASC 310-30 loans:
Interest income - GAAP	$211,746	$194,760	$106,811	$104,935	$102,998	$98,724	$97,170
Add: Tax equivalent adjustment	3,181	4,323	1,616	1,565	2,122	2,154	2,182
Interest income (FTE)	214,927	199,083	108,427	106,500	105,120	100,878	99,352
Add: Current realized derivative gain (loss)	(4,116)	(8,361)	(1,640)	(2,476)	(2,714)	(3,320)	(3,875)
Adjusted interest income (FTE)	$210,811	$190,722	$106,787	$104,024	$102,406	$97,558	$95,477

Average non ASC 310-30 loans	$8,952,914	$8,523,800	$9,064,899	$8,840,929	$8,728,514	$8,550,349	$8,531,652
Yield (FTE) *	4.81%	4.68%	4.85%	4.78%	4.78%	4.73%	4.72%
Adjusted yield (FTE) **	4.72%	4.49%	4.78%	4.67%	4.65%	4.58%	4.54%

* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

	At or for the six months ended:		At or for the three months ended:
	March 31, 2018	March 31, 2017	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in thousands except share and per share amounts)
Efficiency ratio:
Total revenue - GAAP	$236,592	$223,783	$119,295	$117,296	$114,412	$114,215	$111,233
Add: Tax equivalent adjustment	3,181	4,323	1,616	1,565	2,122	2,154	2,182
Total revenue (FTE)	$239,773	$228,106	$120,911	$118,861	$116,534	$116,369	$113,415

Noninterest expense	$114,012	$106,389	$59,144	$54,868	$55,332	$54,922	$53,852
Less: Amortization of intangible assets	852	1,389	426	426	430	538	550
Tangible noninterest expense	$113,160	$105,000	$58,718	$54,442	$54,902	$54,384	$53,302
Efficiency ratio *	47.2%	46.0%	48.6%	45.8%	47.1%	46.7%	47.0%

* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,788,698	$1,706,861	$1,788,698	$1,767,873	$1,755,000	$1,732,983	$1,706,861
Less: Goodwill and other intangible assets	747,545	749,366	747,545	747,971	748,397	748,828	749,366
Tangible common equity	$1,041,153	$957,495	$1,041,153	$1,019,902	$1,006,603	$984,155	$957,495

Total assets	$11,992,317	$11,356,841	$11,992,317	$11,806,581	$11,690,011	$11,466,184	$11,356,841
Less: Goodwill and other intangible assets	747,545	749,366	747,545	747,971	748,397	748,828	749,366
Tangible assets	$11,244,772	$10,607,475	$11,244,772	$11,058,610	$10,941,614	$10,717,356	$10,607,475
Tangible common equity to tangible assets	9.3%	9.0%	9.3%	9.2%	9.2%	9.2%	9.0%

Tangible book value per share:
Total stockholders' equity	$1,788,698	$1,706,861	$1,788,698	$1,767,873	$1,755,000	$1,732,983	$1,706,861
Less: Goodwill and other intangible assets	747,545	749,366	747,545	747,971	748,397	748,828	749,366
Tangible common equity	$1,041,153	$957,495	$1,041,153	$1,019,902	$1,006,603	$984,155	$957,495

Common shares outstanding	58,896,189	58,760,517	58,896,189	58,896,189	58,834,066	58,761,597	58,760,517
Book value per share - GAAP	$30.37	$29.05	$30.37	$30.02	$29.83	$29.49	$29.05
Tangible book value per share	$17.68	$16.29	$17.68	$17.32	$17.11	$16.75	$16.29
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
As of March 31, 2018, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of March 31, 2018 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended March 31, 2018
Change in Market Interest Rates as of March 31, 2018	Twelve Months Ending March 31, 2018	Twelve Months Ending March 31, 2019
Immediate Shifts
+400 basis points	11.94%	18.11%
+300 basis points	8.97%	13.64%
+200 basis points	6.00%	9.17%
+100 basis points	3.01%	4.62%
-100 basis points	(4.49)%	(6.54)%

Gradual Shifts
+400 basis points	4.46%
+300 basis points	3.35%
+200 basis points	2.25%
+100 basis points	1.13%
-100 basis points	(1.78)%
We primarily use interest rate swaps to ensure that long-term fixed-rate loans are effectively re-priced as short-term rates change, which we believe would allow us to achieve these results.  The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, our net interest income might vary significantly. Non-parallel yield curve shifts, such as a flattening or steepening of the yield curve or changes in interest rate spreads, would also cause our net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term liabilities re-price faster than expected or faster than our assets re-price. Actual results could differ from those projected if we grow assets and liabilities faster or slower than estimated, if we experience a net outflow of deposit liabilities or if our mix of assets and liabilities otherwise changes. Actual results could also differ from those projected if we experience substantially different repayment speeds in our loan portfolio than those assumed in the simulation model. Finally, these simulation results do not contemplate all the actions that we may undertake in response to potential or actual changes in interest rates, such as changes to our loan, investment, deposit, funding or hedging strategies.
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
From time to time, we are a party to various litigation and regulatory matters incidental to the conduct of our business. We establish reserves for such matters when potential losses become probable and can be reasonably estimated. We believe the ultimate resolution of existing litigation and regulatory matters will not have a material adverse effect on our financial condition, results of operations or cash flows. However, changes in circumstances or additional information could result in additional accruals or resolution of these matters in excess of established accruals, which could adversely affect our financial condition, results of operations or cash flows, potentially materially.

ITEM 1A.	RISK FACTORS
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. See “PART I - Item 1A. - Risk Factors” of the Annual Report on Form 10-K of Great Western Bancorp, Inc., for the fiscal year ended September 30, 2017 (the “2017 Form 10-K”), which includes a detailed discussion of our risk factors. Other than as noted below, our risk factors have not changed significantly from those disclosed in our 2017 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2017 Form 10-K could materially affect our business, consolidated financial condition or future results of operations and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2017 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results of operations.
Changes in U.S. trade policies and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.
Following the U.S. presidential election in 2016, there has been discussion and dialogue regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting China and retaliatory tariffs by China. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact ours and/or our customers costs, demand for our customers products, and/or the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities
We did not repurchase any of our common stock during the second quarter of fiscal year 2018.

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

Great Western Bancorp, Inc.
Date: May 8, 2018	By: ______/s/_Peter Chapman_________________ Name: Peter Chapman Title: Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS

Number	Description

11.1	Statement regarding Computation of Per Share Earnings (included as Note 19 to the registrant's unaudited consolidated financial statements)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished, not filed

