Form 10-Q
period 2018-08-07
Great Western Bancorp, Inc.
filed 2018-08-07
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of August 1, 2018, the number of shares of the registrant’s Common Stock outstanding was 58,911,563.

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

•
“NAB” refers to National Australia Bank Limited, an Australian public company that was our ultimate parent company prior to our initial public offering in October 2014 and, until July 31, 2015, was our principal stockholder;

•	our “states” refers to the nine states (Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota) in which we currently conduct our business;

•	our “footprint” refers to the geographic markets within our states in which we currently conduct our business;

•	"HF Financial" refers to HF Financial Corporation; and

•	"FHLB" refers to Federal Home Loan Bank.
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
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” or "Part II, Item 1A Risk Factors" of this Report or the following:

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

•
possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations, including the potential negative effects of imposed and proposed tariffs on products that our customers may import or export, including among others, agricultural products;

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

•
our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002 to maintain an effective system of internal control over financial reporting; and

•
other risks and uncertainties inherent to our business, including those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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
GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	(Unaudited)
	June 30, 2018	September 30, 2017
Assets
Cash and due from banks	$162,885	$170,657
Interest-bearing bank deposits	131,729	189,739
Cash and cash equivalents	294,614	360,396
Securities available for sale	1,372,711	1,367,960
Loans, net of unearned discounts and deferred fees, including $46,477 and $57,537 of loans covered by a FDIC loss share agreement at June 30, 2018 and September 30, 2017, respectively, and $888,247 and $1,016,576 of loans at fair value under the fair value option at June 30, 2018 and September 30, 2017, respectively, and $6,805 and $7,456 of loans held for sale at June 30, 2018 and September 30, 2017, respectively	9,379,819	8,968,553
Allowance for loan and lease losses	(64,688)	(63,503)
Net loans	9,315,131	8,905,050
Premises and equipment, including $1,107 and $5,147 of property held for sale at June 30, 2018 and September 30, 2017, respectively	107,364	112,209
Accrued interest receivable	51,979	53,176
Other repossessed property, including $131 and $0 of property covered by FDIC loss share agreements at June 30, 2018 and September 30, 2017, respectively	10,221	8,985
Goodwill	739,023	739,023
Cash surrender value of life insurance policies	30,245	29,619
Net deferred tax assets	31,487	42,400
Other assets	56,273	71,193
Total assets	$12,009,048	$11,690,011
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$1,793,293	$1,856,126
Interest-bearing	7,792,025	7,121,487
Total deposits	9,585,318	8,977,613
Securities sold under agreements to repurchase	105,478	132,636
FHLB advances and other borrowings	335,000	643,214
Subordinated debentures and subordinated notes payable	108,426	108,302
Accrued expenses and other liabilities	58,085	73,246
Total liabilities	10,192,307	9,935,011
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 58,911,563 shares issued and outstanding at June 30, 2018 and 58,834,066 shares issued and outstanding at September 30, 2017	589	588
Additional paid-in capital	1,317,327	1,314,039
Retained earnings	525,462	445,747
Accumulated other comprehensive (loss)	(26,637)	(5,374)
Total stockholders' equity	1,816,741	1,755,000
Total liabilities and stockholders' equity	$12,009,048	$11,690,011
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Interest income
Loans	$116,522	$101,593	$334,196	$301,005
Investment securities	7,471	6,803	21,526	19,719
Federal funds sold and other	424	163	882	728
Total interest income	124,417	108,559	356,604	321,452
Interest expense
Deposits	16,460	9,478	40,116	24,596
FHLB advances and other borrowings	1,963	1,080	6,941	4,033
Subordinated debentures and subordinated notes payable	1,322	1,113	3,699	3,299
Total interest expense	19,745	11,671	50,756	31,928
Net interest income	104,672	96,888	305,848	289,524
Provision for loan and lease losses	3,515	5,796	12,972	16,854
Net interest income after provision for loan and lease losses	101,157	91,092	292,876	272,670
Noninterest income
Service charges and other fees	12,655	14,572	37,879	41,983
Wealth management fees	2,242	2,433	6,761	7,116
Mortgage banking income, net	1,352	1,828	4,178	6,130
Net gain on sale of securities	15	—	6	44
Net (decrease) increase in fair value of loans at fair value	(7,370)	6,060	(30,872)	(63,158)
Net realized and unrealized gain on derivatives	8,093	(9,088)	29,602	51,481
Other	1,952	1,522	6,801	4,878
Total noninterest income	18,939	17,327	54,355	48,474
Noninterest expense
Salaries and employee benefits	35,122	32,868	101,661	96,872
Data processing and communication	7,177	7,370	23,251	20,965
Occupancy and equipment	4,974	4,866	15,112	14,812
Professional fees	4,297	4,141	12,564	10,535
Advertising	1,260	1,059	3,441	3,029
Net loss recognized on repossessed property and other related expenses	305	152	1,519	1,208
Amortization of core deposits and other intangibles	416	538	1,268	1,927
Acquisition expenses	—	—	—	710
Other	4,312	3,928	13,059	11,254
Total noninterest expense	57,863	54,922	171,875	161,312
Income before income taxes	62,233	53,497	175,356	159,832
Provision for income taxes	16,359	18,437	59,720	52,707
Net income	$45,874	$35,060	$115,636	$107,125
Basic earnings per common share
Weighted average common shares outstanding	58,948,944	58,790,314	58,930,963	58,776,546
Basic earnings per share	$0.78	$0.60	$1.96	$1.82
Diluted earnings per common share
Weighted average diluted common shares outstanding	59,170,058	59,130,632	59,134,635	59,065,402
Diluted earnings per share	$0.78	$0.59	$1.96	$1.81
Dividends per share
Dividends paid	$14,724	$11,752	$38,274	$31,722
Dividends per share	$0.25	$0.20	$0.65	$0.54
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income	$45,874	$35,060	$115,636	$107,125
Other comprehensive (loss) gain, net of tax:
Securities available for sale:
Net unrealized holding (loss) gain arising during the period	(5,671)	1,896	(26,596)	(17,757)
Reclassification adjustment for net gain realized in net income	(15)	—	(6)	(44)
Income tax benefit (expense)	1,402	(721)	7,692	6,764
Net change in unrealized (loss) gain on securities available for sale	(4,284)	1,175	(18,910)	(11,037)
Comprehensive income	$41,590	$36,235	$96,726	$96,088
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statement of Stockholders' Equity (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2016		$587	$1,312,347	$344,923	$5,534	$1,663,391
Net income	$107,125	—	—	107,125	—	107,125
Other comprehensive (loss), net of tax	(11,037)	—	—	—	(11,037)	(11,037)
Total comprehensive income	$96,088
Cumulative effect adjustment ¹		—	751	(488)	—	263
Stock-based compensation, net of tax		—	4,963	—	—	4,963
Cash dividends:
Common stock, $0.54 per share		—	—	(31,722)	—	(31,722)
Balance, June 30, 2017		$587	$1,318,061	$419,838	$(5,503)	$1,732,983

Balance, September 30, 2017		$588	$1,314,039	$445,747	$(5,374)	$1,755,000
Net income	$115,636	—	—	115,636	—	115,636
Other comprehensive (loss), net of tax	(18,910)	—	—	—	(18,910)	(18,910)
Total comprehensive income	$96,726
Stock-based compensation, net of tax		1	3,288	—	—	3,289
Reclassification due to adoption of ASU 2018-02 ²		—	—	2,353	(2,353)	—
Cash dividends:
Common stock, $0.65 per share		—	—	(38,274)	—	(38,274)
Balance, June 30, 2018		$589	$1,317,327	$525,462	$(26,637)	$1,816,741
¹ Cumulative effect adjustment relates to adoption of ASU 2016-09, Compensation - Stock Based Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
² Reclassification due to adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 2, New Accounting Pronouncements and Note 15, Income Taxes, for additional information.

See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine months ended
	June 30, 2018	June 30, 2017
Operating activities
Net income	$115,636	$107,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,496	11,187
Amortization of FDIC indemnification asset	2,244	3,473
Net loss on sale of securities and other assets	2,711	1,465
Gain on redemption of subordinated debentures	—	(111)
Net gain on sale of loans	(4,924)	(7,381)
Provision for loan and lease losses	12,972	16,854
Reversal of provision for loan servicing rights loss	(72)	(6)
Stock-based compensation	3,289	5,226
Originations of residential real estate loans held for sale	(189,827)	(209,695)
Proceeds from sales of residential real estate loans held for sale	195,402	218,491
Net deferred income taxes	18,743	192
Changes in:
Accrued interest receivable	1,197	4,053
Other assets	669	737
Accrued interest payable and other liabilities	(14,850)	(67,750)
Net cash provided by operating activities	152,686	83,860
Investing activities
Purchase of securities available for sale	(224,159)	(255,014)
Proceeds from sales of securities available for sale	25,906	5,042
Proceeds from maturities of securities available for sale	163,393	179,160
Net increase in loans	(433,428)	(130,643)
Payment of covered losses from FDIC indemnification claims	(588)	(571)
Purchase of premises and equipment	(5,492)	(4,979)
Proceeds from sale of premises and equipment	4,600	4,024
Proceeds from sale of repossessed property	8,433	4,205
Purchase of FHLB stock	(47,372)	(22,945)
Proceeds from redemption of FHLB stock	59,914	39,217
Net cash used in investing activities	(448,793)	(182,504)
Financing activities
Net increase in deposits	607,914	354,801
Net decrease in securities sold under agreements to repurchase and other short-term borrowings	(27,158)	(17,837)
Proceeds from FHLB advances and other long-term borrowings	150,000	375,700
Repayments on FHLB advances and other long-term borrowings	(458,200)	(775,000)
Redemption of subordinated debentures	—	(3,625)
Taxes paid related to net share settlement of equity awards	(3,957)	(383)
Dividends paid	(38,274)	(31,722)
Net cash provided by (used in) financing activities	230,325	(98,066)
Net decrease in cash and cash equivalents	(65,782)	(196,710)
Cash and cash equivalents, beginning of period	360,396	524,611
Cash and cash equivalents, end of period	$294,614	$327,901
Supplemental disclosure of cash flow information
Cash payments for interest	$47,237	$30,996
Cash payments for income taxes	$39,404	$52,796
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(11,188)	$(4,182)
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
On July 26, 2018, the Board of Directors of the Company declared a dividend of $0.25 per common share payable on August 22, 2018 to stockholders of record as of close of business on August 10, 2018.
Correction of Prior Period Balances
The consolidated statements of income for the quarter ended June 30, 2017 have been revised to correct an immaterial classification error in interest income and noninterest income related to credit card interchange income. As a result, the consolidated statements of income have been revised to reflect these changes as follows.

	As originally reported	Adjustments	As revised
	(dollars in thousands)
Three months ended June 30, 2017
Interest income - loans	$103,435	$(1,842)	$101,593
Noninterest income - service charges and other fees	12,730	1,842	14,572

Nine months ended June 30, 2017
Interest income - loans	$306,253	$(5,248)	$301,005
Noninterest income - service charges and other fees	36,735	5,248	41,983

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	As originally reported	Adjustments	As revised
	(dollars in thousands)
Twelve months ended September 30, 2017
Interest income - loans	$414,434	$(7,152)	$407,282
Noninterest income - service charges and other fees	48,573	7,152	55,725

Twelve months ended September 30, 2016
Interest income - loans	$370,444	$(6,716)	$363,728
Noninterest income - service charges and other fees	46,209	6,716	52,925
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which addresses timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires institutions to measure all expected credit losses related to financial assets measured at amortized costs with an expected loss model based on historical experience, current conditions and reasonable and supportable forecasts relevant to affect the collectability of the financial assets, which is referred to as the current expected credit loss (CECL) model. ASU 2016-13 requires enhanced disclosures, including qualitative and quantitative requirements, to help understand significant estimates and judgments used in estimating credit losses, as well as provide additional information about the amounts recorded in the financial statements. ASU 2016-13 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The amendment requires the use of the modified retrospective approach for adoption. The Company has formed a project team to work on the implementation of ASU 2016-13 and is in the process of selecting a vendor to partner with to make the required changes to our existing credit loss estimation methodology. The Company is currently evaluating the potential impact on our consolidated financial statements, however, since the magnitude of the anticipated change in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments, in general, to be measured at fair value with changes in fair value recognized in earnings. It also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires entities to use the exit price notion when measuring fair value, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the measurement category and form on the balance sheet or accompanying notes, clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets, and simplifies the impairment assessment of equity investments without readily determinable fair values. ASU 2016-01 became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not believe ASU 2016-01 will have a material impact on our consolidated financial statements.
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
To address the new standard, the Company formed a working group and has completed the initial scoping phase to determine which revenue streams may be subject to accounting or disclosure changes upon adoption in October of 2018. Subsequent to this initial scoping, the Company selected a representative sample of contracts from the in-scope revenue streams for review under the amended guidance ("key contracts"). The review of key contracts is in process. Based on the analysis to date, we do not anticipate significant changes as a result of implementing the standard, but will conclude on quantitative and qualitative impacts during the fourth quarter.
3. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of June 30, 2018
U.S. Treasury securities	$178,774	$—	$(1,239)	$177,535
Mortgage-backed securities:
Government National Mortgage Association	445,376	48	(15,082)	430,342
Federal Home Loan Mortgage Corporation	250,832	56	(5,720)	245,168
Federal National Mortgage Association	194,515	33	(5,241)	189,307
Small Business Assistance Program	267,428	72	(7,167)	260,333
States and political subdivision securities	70,509	13	(1,496)	69,026
Other	1,006	—	(6)	1,000
Total	$1,408,440	$222	$(35,951)	$1,372,711

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2017
U.S. Treasury securities	$228,039	$579	$(15)	$228,603
Mortgage-backed securities:
Government National Mortgage Association	511,457	228	(6,635)	505,050
Federal Home Loan Mortgage Corporation	169,147	75	(1,247)	167,975
Federal National Mortgage Association	170,247	22	(1,287)	168,982
Small Business Assistance Program	224,005	726	(1,001)	223,730
States and political subdivision securities	73,041	187	(642)	72,586
Other	1,006	28	—	1,034
Total	$1,376,942	$1,845	$(10,827)	$1,367,960
The amortized cost and approximate fair value of debt securities available for sale as of June 30, 2018 and September 30, 2017, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalty.

	June 30, 2018		September 30, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$120,927	$120,476	$91,535	$91,597
Due after one year through five years	116,445	114,655	193,117	193,373
Due after five years through ten years	11,789	11,308	16,306	16,097
Due after ten years	122	122	122	122
	249,283	246,561	301,080	301,189
Mortgage-backed securities	1,158,151	1,125,150	1,074,856	1,065,737
Securities without contractual maturities	1,006	1,000	1,006	1,034
Total	$1,408,440	$1,372,711	$1,376,942	$1,367,960
Proceeds from sales of securities available for sale were $0.7 million and $25.9 million for the three and nine months ended June 30, 2018 and $0.0 million and $5.0 million for the three and nine months ended June 30, 2017, respectively. Negligible gross gains (pre-tax) or gross losses (pre-tax) were realized on the sales for the three and nine months ended June 30, 2018 and 2017 using the specific identification method. The Company recognized no other-than-temporary impairment for the three and nine months ended June 30, 2018 and 2017.
Securities with an estimated fair value of approximately $901.1 million and $951.4 million at June 30, 2018 and September 30, 2017, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required by contractual obligation or law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 93% and 68% of the Company’s investment portfolio at estimated fair value at June 30, 2018 and September 30, 2017, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more likely than not the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired at June 30, 2018 or September 30, 2017.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of June 30, 2018
U.S. Treasury securities	$167,539	$(1,234)	$9,996	$(5)	$177,535	$(1,239)
Mortgage-backed securities	313,945	(6,369)	713,284	(26,841)	1,027,229	(33,210)
States and political subdivision securities	20,601	(145)	44,235	(1,351)	64,836	(1,496)
Other	1,000	(6)	—	—	1,000	(6)
Total	$503,085	$(7,754)	$767,515	$(28,197)	$1,270,600	$(35,951)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2017
U.S. Treasury securities	$10,003	$(15)	$—	$—	$10,003	$(15)
Mortgage-backed securities	635,969	(5,425)	241,368	(4,746)	877,337	(10,171)
States and political subdivision securities	21,705	(197)	25,773	(444)	47,478	(641)
Other	—	—	—	—	—	—
Total	$667,677	$(5,637)	$267,141	$(5,190)	$934,818	$(10,827)
As of June 30, 2018 and September 30, 2017, the Company had 361 and 249 securities, respectively, in an unrealized loss position.
4. Loans
The composition of loans as of June 30, 2018 and September 30, 2017, is as follows.

	June 30, 2018	September 30, 2017
	(dollars in thousands)
Commercial real estate	$4,529,446	$4,124,805
Agriculture	2,176,318	2,122,138
Commercial non-real estate	1,750,827	1,718,914
Residential real estate	857,848	932,892
Consumer	51,417	66,559
Other	44,187	43,207
Ending balance	9,410,043	9,008,515
Less: Unamortized discount on acquired loans	(19,850)	(29,121)
Unearned net deferred fees and costs and loans in process	(10,374)	(10,841)
Total	$9,379,819	$8,968,553
The loan segments above include loans covered by a FDIC loss sharing agreement totaling $46.5 million and $57.5 million as of June 30, 2018 and September 30, 2017, respectively, residential real estate loans held for sale totaling $6.8 million and $7.5 million at June 30, 2018 and September 30, 2017, respectively, and $888.2 million and $1.02 billion of loans accounted for at fair value at June 30, 2018 and September 30, 2017, respectively.
Unearned net deferred fees and costs totaled $13.1 million and $11.6 million as of June 30, 2018 and September 30, 2017, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $(2.7) million and $(0.8) million at June 30, 2018 and September 30, 2017, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Loans guaranteed by agencies of the U.S. government totaled $169.7 million and $168.3 million at June 30, 2018 and September 30, 2017, respectively.
Principal balances of residential real estate loans sold totaled $72.7 million and $66.0 million for the three months ended June 30, 2018 and 2017, respectively, and $190.5 million and $211.1 million for the nine months ended June 30, 2018 and 2017, respectively.
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
The following table presents the Company’s nonaccrual loans at June 30, 2018 and September 30, 2017, excluding ASC 310-30 loans. Loans greater than 90 days past due and still accruing interest as of June 30, 2018 and September 30, 2017, were $0.1 million and $1.9 million, respectively.

	June 30, 2018	September 30, 2017
	(dollars in thousands)
Nonaccrual loans
Commercial real estate	$29,869	$14,693
Agriculture	81,387	99,325
Commercial non-real estate	9,154	13,674
Residential real estate	3,590	4,421
Consumer	55	112
Total	$124,055	$132,225
Credit Quality Information
The Company assigns all non-consumer loans a credit quality risk rating. These ratings are Pass, Watch, Substandard, Doubtful, and Loss. Loans with a Pass and Watch rating represent those loans not classified on the Company’s rating scale for problem credits, with loans with a Watch rating being monitored and updated at least quarterly by management. Substandard loans are those where a well-defined weakness has been identified that may put full collection of contractual debt at risk. Doubtful loans are those where a well-defined weakness has been identified and a loss of contractual debt is probable. Substandard and doubtful loans are monitored and updated monthly. All loan risk ratings are updated and monitored on a continuous basis. The Company generally does not risk rate residential real estate or consumer loans unless a default event such as bankruptcy or extended nonperformance takes place. Alternatively, standard credit scoring systems are used to assess credit risks of consumer loans.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the loan portfolio by internally assigned grade as of June 30, 2018 and September 30, 2017. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $888.2 million at June 30, 2018 and $1.02 billion at September 30, 2017.

As of June 30, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate ¹	Consumer ¹	Other	Total
	(dollars in thousands)
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$3,971,920	$1,680,976	$1,438,425	$795,325	$50,657	$44,187	$7,981,490
Watchlist	55,047	166,130	23,440	5,158	336	—	250,111
Substandard	61,592	127,661	25,935	6,050	165	—	221,403
Doubtful	97	4	2,322	39	—	—	2,462
Loss	—	—	—	—	—	—	—
Ending balance	4,088,656	1,974,771	1,490,122	806,572	51,158	44,187	8,455,466
Loans covered by a FDIC loss sharing agreement	—	—	—	46,477	—	—	46,477
Total	$4,088,656	$1,974,771	$1,490,122	$853,049	$51,158	$44,187	$8,501,943
[1] The Company generally does not risk rate residential real estate or consumer loans unless a default event such as a bankruptcy or extended nonperformance takes place. Alternatively, standard credit scoring systems are used to assess credit risks of residential real estate and consumer loans.

As of September 30, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate ¹	Consumer ¹	Other	Total
	(dollars in thousands)
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$3,519,689	$1,577,403	$1,369,803	$853,266	$65,673	$43,207	$7,429,041
Watchlist	80,195	157,407	31,878	4,158	187	—	273,825
Substandard	37,627	130,953	21,438	7,368	306	—	197,692
Doubtful	521	119	3,841	242	—	—	4,723
Loss	—	—	—	—	—	—	—
Ending balance	3,638,032	1,865,882	1,426,960	865,034	66,166	43,207	7,905,281
Loans covered by a FDIC loss sharing agreement	—	—	—	57,537	—	—	57,537
Total	$3,638,032	$1,865,882	$1,426,960	$922,571	$66,166	$43,207	$7,962,818
[1] The Company generally does not risk rate residential real estate or consumer loans unless a default event such as a bankruptcy or extended nonperformance takes place. Alternatively, standard credit scoring systems are used to assess credit risks of residential real estate and consumer loans.

Past Due Loans
The following table presents the Company’s past due loans at June 30, 2018 and September 30, 2017. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $888.2 million at June 30, 2018 and $1.02 billion at September 30, 2017.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
	(dollars in thousands)
As of June 30, 2018
Commercial real estate	$3,199	$94	$23,019	$26,312	$4,062,344	$4,088,656
Agriculture	1,138	2,746	20,060	23,944	1,950,827	1,974,771
Commercial non-real estate	685	128	7,481	8,294	1,481,828	1,490,122
Residential real estate	1,562	444	1,410	3,416	803,156	806,572
Consumer	106	15	—	121	51,037	51,158
Other	—	—	—	—	44,187	44,187
Ending balance	6,690	3,427	51,970	62,087	8,393,379	8,455,466
Loans covered by a FDIC loss sharing agreement	274	541	263	1,078	45,399	46,477
Total	$6,964	$3,968	$52,233	$63,165	$8,438,778	$8,501,943

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
	(dollars in thousands)
As of September 30, 2017
Commercial real estate	$876	$22,536	$6,504	$29,916	$3,608,116	$3,638,032
Agriculture	1,453	3,181	20,844	25,478	1,840,404	1,865,882
Commercial non-real estate	2,485	115	8,580	11,180	1,415,780	1,426,960
Residential real estate	1,428	76	951	2,455	862,579	865,034
Consumer	71	24	18	113	66,053	66,166
Other	—	—	—	—	43,207	43,207
Ending balance	6,313	25,932	36,897	69,142	7,836,139	7,905,281
Loans covered by a FDIC loss sharing agreement	998	54	738	1,790	55,747	57,537
Total	$7,311	$25,986	$37,635	$70,932	$7,891,886	$7,962,818
Impaired Loans
The following table presents the Company’s impaired loans. This table excludes purchased credit impaired loans and loans measured at fair value with changes in fair value reported in earnings of $888.2 million at June 30, 2018 and $1.02 billion at September 30, 2017.

	June 30, 2018			September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)
Impaired loans:
With an allowance recorded:
Commercial real estate	$45,330	$47,969	$5,313	$20,819	$24,893	$3,621
Agriculture	63,272	77,756	10,720	79,219	88,268	11,468
Commercial non-real estate	18,798	21,701	5,343	17,950	28,755	4,779
Residential real estate	4,383	5,032	2,022	5,177	5,874	2,581
Consumer	166	171	70	280	287	86
Total impaired loans with an allowance recorded	131,949	152,629	23,468	123,445	148,077	22,535

With no allowance recorded:
Commercial real estate	15,316	54,750	—	16,652	69,677	—
Agriculture	64,317	67,427	—	51,256	64,177	—
Commercial non-real estate	10,176	19,316	—	13,983	38,924	—
Residential real estate	1,802	4,267	—	2,574	9,613	—
Consumer	1	118	—	13	950	—
Total impaired loans with no allowance recorded	91,612	145,878	—	84,478	183,341	—
Total impaired loans	$223,561	$298,507	$23,468	$207,923	$331,418	$22,535

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the average recorded investment on impaired loans and interest income recognized on impaired loans for the three and nine months ended June 30, 2018 and 2017, respectively, are as follows.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Nine Months Ended June 30, 2018		Nine Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(dollars in thousands)
Commercial real estate	$61,257	$402	$40,939	$579	$57,818	$2,456	$45,294	$1,794
Agriculture	126,262	1,592	140,512	1,993	125,047	3,763	127,621	5,186
Commercial non-real estate	28,915	354	43,224	331	30,402	1,130	45,424	1,111
Residential real estate	6,780	54	9,051	112	7,273	335	9,489	352
Consumer	199	3	415	13	234	10	408	40
Total	$223,413	$2,405	$234,141	$3,028	$220,774	$7,694	$228,236	$8,483
Valuation adjustments made to repossessed properties totaled $0.5 million and $0.1 million for the three months ended June 30, 2018 and 2017 and $1.2 million and $1.0 million for the nine months ended June 30, 2018 and 2017, respectively. The adjustments are included in net loss recognized on repossessed property and other related expenses in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan and lease losses for TDRs were $10.4 million and $8.8 million at June 30, 2018 and September 30, 2017, respectively. There were $5.2 million commitments to lend additional funds to borrowers whose loans were modified in a TDR as of June 30, 2018 and negligible commitments to lend additional funds to borrowers whose loans were modified in a TDR as of September 30, 2017.
The following table presents the recorded value of the Company’s TDR balances as of June 30, 2018 and September 30, 2017.

	June 30, 2018		September 30, 2017
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Commercial real estate	$612	$2,623	$1,121	$5,351
Agriculture	32,203	57,685	22,678	59,633
Commercial non real estate	3,564	3,792	8,369	5,641
Residential real estate	299	261	311	688
Consumer	80	—	11	21
Total	$36,758	$64,361	$32,490	$71,334

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of all accruing loans restructured in TDRs through either a rate modification, term extension, payment modification or due to a bankruptcy during the three and nine months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017			Nine Months Ended June 30, 2018			Nine Months Ended June 30, 2017
		Recorded Investment			Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Commercial real estate	—	$—	$—	1	$3,230	$3,230	—	$—	$—	1	$3,230	$3,230
Agriculture	3	4,680	4,680	6	8,289	8,289	5	10,753	10,753	8	16,723	16,723
Commercial non-real estate	—	—	—	2	692	692	—	—	—	6	1,218	1,218
Residential real estate	—	—	—	—	—	—	—	—	—	1	9	9
Consumer	—	—	—	—	—	—	1	73	73	—	—	—
Total accruing	3	$4,680	$4,680	9	$12,211	$12,211	6	$10,826	$10,826	16	$21,180	$21,180
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—	—	—	—
The following table presents a summary of all non-accruing loans restructured in TDRs through either a rate modification, term extension, payment modification or due to a bankruptcy during the three and nine months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017			Nine Months Ended June 30, 2018			Nine Months Ended June 30, 2017
		Recorded Investment			Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Commercial real estate	—	$—	$—	—	$—	$—	—	$—	$—	—	$—	$—
Agriculture	—	—	—	3	4,351	4,351	6	8,374	8,374	9	17,339	17,339
Commercial non-real estate	—	—	—	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—	—	1	21	21
Consumer	—	—	—	—	—	—	—	—	—	3	21	21
Total non-accruing	—	$—	$—	3	$4,351	$4,351	6	$8,374	$8,374	13	$17,381	$17,381
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—	—	—	—
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default for the three and nine months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Nine Months Ended June 30, 2018		Nine Months Ended June 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate	—	$—	—	$—	—	$—	—	$—
Agriculture	2	130	—	—	2	130	—	—
Commercial non-real estate	2	3,214	1	—	2	3,214	1	—
Residential real estate	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	4	$3,344	1	$—	4	$3,344	1	$—
For purposes of the table above, a loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. For the three months ended June 30, 2018 and 2017, there were $0.2 million and $3.4 million, respectively, and $0.8 million and $5.5 million for the nine months ended June 30, 2018 and 2017, respectively, of loans removed from TDR status as they were restructured at market terms and are performing.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
The following tables present the Company’s allowance for loan and lease losses roll forward for the three and nine months ended June 30, 2018 and 2017.

Three Months Ended June 30, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance April 1, 2018	$18,914	$24,129	$15,730	$5,111	$279	$976	$65,139
Charge-offs	(1,671)	(1,978)	(333)	(167)	(60)	(399)	(4,608)
Recoveries	116	103	140	100	48	135	642
Provision	354	3,035	323	(529)	20	302	3,505
(Improvement) impairment of ASC 310-30 loans	(28)	—	—	38	—	—	10
Ending balance June 30, 2018	$17,685	$25,289	$15,860	$4,553	$287	$1,014	$64,688
20-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended June 30, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance April 1, 2017	$16,996	$26,320	$11,949	$6,069	$371	$980	$62,685
Charge-offs	(57)	(288)	(4,076)	(236)	(28)	(518)	(5,203)
Recoveries	57	258	283	50	45	243	936
Provision	1,209	(1,805)	6,269	(123)	(38)	338	5,850
(Improvement) of ASC 310-30 loans	(54)	—	—	—	—	—	(54)
Ending balance June 30, 2017	$18,151	$24,485	$14,425	$5,760	$350	$1,043	$64,214

Nine Months Ended June 30, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2017	$16,941	$25,757	$14,114	$5,347	$329	$1,015	$63,503
Charge-offs	(3,268)	(4,959)	(3,176)	(442)	(176)	(1,491)	(13,512)
Recoveries	326	275	349	216	90	469	1,725
Provision	3,675	4,331	4,573	(539)	44	1,021	13,105
Impairment (improvement) of ASC 310-30 loans	11	(115)	—	(29)	—	—	(133)
Ending balance June 30, 2018	$17,685	$25,289	$15,860	$4,553	$287	$1,014	$64,688

Nine Months Ended June 30, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2016	$17,946	$25,115	$12,990	$7,106	$438	$1,047	$64,642
Charge-offs	(1,881)	(7,708)	(7,769)	(502)	(138)	(1,834)	(19,832)
Recoveries	441	402	502	311	75	819	2,550
Provision	1,759	6,676	8,702	(263)	(25)	1,011	17,860
(Improvement) of ASC 310-30 loans	(114)	—	—	(892)	—	—	(1,006)
Ending balance June 30, 2017	$18,151	$24,485	$14,425	$5,760	$350	$1,043	$64,214
The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance as of June 30, 2018 and September 30, 2017. These tables are presented net of unamortized discount on acquired loans and excludes loans of $888.2 million measured at fair value, loans held for sale of $6.8 million, and guaranteed loans of $161.3 million for June 30, 2018 and loans measured at fair value of $1.02 billion, loans held for sale of $7.5 million, and guaranteed loans of $168.3 million for September 30, 2017.

As of June 30, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$5,313	$10,720	$5,343	$2,022	$70	$—	$23,468
Collectively evaluated for impairment	11,679	14,569	10,517	2,376	217	1,014	40,372
ASC 310-30 loans	693	—	—	155	—	—	848
Total allowance	$17,685	$25,289	$15,860	$4,553	$287	$1,014	$64,688

Financing Receivables
Individually evaluated for impairment	$60,646	$127,589	$28,974	$6,185	$167	$—	$223,561
Collectively evaluated for impairment	3,919,649	1,821,465	1,401,583	796,039	50,506	44,187	8,033,429
ASC 310-30 loans	28,119	2,838	2,041	43,388	485	—	76,871
Loans Outstanding	$4,008,414	$1,951,892	$1,432,598	$845,612	$51,158	$44,187	$8,333,861

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,621	$11,468	$4,779	$2,581	$86	$—	$22,535
Collectively evaluated for impairment	12,638	14,174	9,335	2,570	243	1,015	39,975
ASC 310-30 loans	682	115	—	196	—	—	993
Total allowance	$16,941	$25,757	$14,114	$5,347	$329	$1,015	$63,503

Financing Receivables
Individually evaluated for impairment	$37,471	$130,475	$31,933	$7,751	$293	$—	$207,923
Collectively evaluated for impairment	3,487,232	1,702,634	1,333,888	854,330	65,207	43,207	7,486,498
ASC 310-30 loans	30,099	7,174	1,920	52,736	666	—	92,595
Loans Outstanding	$3,554,802	$1,840,283	$1,367,741	$914,817	$66,166	$43,207	$7,787,016
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
The ALLL for ASC 310-30 loans totaled $0.8 million at June 30, 2018, compared to $1.0 million at September 30, 2017. For the three and nine months ended June 30, 2018, loan pools accounted for under ASC 310-30 had a negligible net provision and a net reversal of provision of $0.1 million, respectively. The net provision for the three month period ended June 30, 2018 was a result of cash flows being lower than expected in one of the pools during the period while the net reversal of provision for the nine month period ended June 30, 2018 was driven by an overall increase in expected cash flows. Net provision reversal for the three and nine months ended June 30, 2017, totaled $0.1 million and $1.0 million, respectively. The net reversals of provision for the periods ended June 30, 2017 were a result of updated assumptions being applied to one of the acquired mortgage pools which resulted in higher than expected cash flows.
The reserve for unfunded loan commitments was $0.5 million at both June 30, 2018 and September 30, 2017 and is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
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
Loan pools are periodically reassessed to determine expected cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller, homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large individual loans that consider similar prepayment factors listed above for smaller homogeneous loans. The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the three and nine months ended June 30, 2018 and 2017.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Balance at beginning of period	$37,841	$38,705	$44,131	$38,124
Accretion	(3,993)	(3,789)	(11,038)	(9,767)
Reclassification from nonaccretable difference	2,554	13,218	3,309	19,777
Balance at end of period	$36,402	$48,134	$36,402	$48,134
The reclassifications from nonaccretable difference noted in the table above represent instances where specific pools of loans are expected to perform better over the remaining lives of the loans than expected at the prior re-assessment date.
The following table provides purchased credit impaired loans at June 30, 2018 and September 30, 2017.

	June 30, 2018			September 30, 2017
	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³
	(dollars in thousands)
Commercial real estate	$102,633	$28,119	$27,426	$110,797	$30,099	$29,417
Agriculture	5,065	2,838	2,838	10,463	7,174	7,059
Commercial non-real estate	9,196	2,041	2,041	9,825	1,920	1,920
Residential real estate	50,421	43,388	43,233	61,981	52,736	52,540
Consumer	553	485	485	798	666	666
Total lending	$167,868	$76,871	$76,023	$193,864	$92,595	$91,602
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
The following table represents a summary of the activity related to the FDIC indemnification asset for the three and nine months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Balance at beginning of period	$3,678	$8,371	$5,704	$10,777
Amortization	(494)	(1,492)	(2,244)	(3,473)
Changes in expected reimbursements from FDIC for changes in expected credit losses	(23)	36	(56)	(69)
Changes in reimbursable expenses	(340)	(283)	(1,002)	(821)
Reimbursements of covered losses to the FDIC	169	353	588	571
Balance at end of period	$2,990	$6,985	$2,990	$6,985
The loss claims filed are subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreement. The commercial loss share agreement claim period ended on June 4, 2015. The non-commercial loss share agreement ends June 4, 2020.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

8. Derivative Financial Instruments
The Company uses interest rate swaps to manage its interest rate risk and market risk in accommodating the needs of its customers. The Company recognizes all derivatives on the consolidated balance sheet at fair value in either other assets or accrued expenses and other liabilities as appropriate. The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by the Company as of June 30, 2018 and September 30, 2017.

	June 30, 2018			September 30, 2017
	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps
Financial institution counterparties	$1,078,868	$18,404	$(4,028)	$1,025,474	$4,967	$(22,737)
Customer counterparties	183,790	2,440	(1,542)	36,072	615	—
Mortgage loan commitments	31,074	8	—	37,765	—	(48)
Mortgage loan forward sale contracts	34,254	—	(8)	43,628	48	—
Total	$1,327,986	$20,852	$(5,578)	$1,142,939	$5,630	$(22,785)
Netting of Derivatives
We record the derivatives on a net basis when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement. When bilateral netting agreements or similar agreements exist between the Company and its counterparties that create a single legal claim or obligation to pay or receive the net amount in settlement of the individual derivative contracts, the Company reports derivative assets and liabilities on a net by derivative contract by counterparty basis. The following tables provide information on the Company's netting adjustments as of June 30, 2018 and September 30, 2017.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
June 30, 2018
Total Derivative Assets	$20,852	$(4,028)	$(13,178)	$3,646
Total Derivative Liabilities ¹ ²	$(5,578)	$4,028	$—	$(1,550)
1 In addition to the cash collateral, there were securities of $5.0 million posted as collateral for financial institution counterparties at June 30, 2018.
[2] There was an additional $0.9 million of collateral held for initial margin with our Futures Clearing Merchant for clearing derivatives at June 30, 2018 and is included in other assets in the consolidated balance sheets.

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
Beginning in the second quarter of fiscal year 2018, the Company entered into risk participation agreements ("RPA"s) with some of its derivative counterparties to assume the credit exposure related to interest rate derivative contracts. The Company's loan customer enters into an interest rate swap directly with a derivative counterparty and the Company agrees through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $37.4 million as of June 30, 2018. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be $0.8 million at June 30, 2018 based on the fair value of the underlying swaps.
The effect of derivatives on the consolidated statements of income for the three and nine months ended June 30, 2018 and 2017 was as follows.

		Amount of Gain (Loss) Recognized in Statements of Income
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss) Recognized in Statements of Income	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
		(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Net realized and unrealized gain on derivatives	$8,093	$(9,088)	$29,602	$51,481
Mortgage loan commitments	Net realized and unrealized gain on derivatives	4	(109)	8	(56)
Mortgage loan forward sale contracts	Net realized and unrealized gain on derivatives	(4)	109	(8)	56
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
Long-term loans for which the fair value option has been elected had a net unfavorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $28.4 million at June 30, 2018 and a net favorable difference of approximately $8.8 million at September 30, 2017. The total unpaid principal balance of these long-term loans was approximately $916.6 million and $1.01 billion at June 30, 2018 and September 30, 2017, respectively. The fair value of these loans is included in total loans in the consolidated balance sheets and are grouped with commercial real estate, agricultural and commercial non-real estate loans in Note 4. As of June 30, 2018 and September 30, 2017, there were loans with a fair value of $13.2 million and $14.7 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $14.7 million and $17.0 million, respectively.
Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported within the consolidated statements of income are as follows for the three and nine months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Nine Months Ended June 30, 2018		Nine Months Ended June 30, 2017
	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value
	(dollars in thousands)
Long-term loans	$(7,370)	$(7,370)	$6,060	$6,060	$(30,872)	$(30,872)	$(63,158)	$(63,158)

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

For long-term loans, $0.1 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $0.2 million and a negligible amount for the nine months ended June 30, 2018 and 2017, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
10. Core Deposits and Other Intangibles
The following table presents a summary of intangible assets subject to amortization as of June 30, 2018 and September 30, 2017.

	Core Deposit Intangible	Brand Intangible	Other Intangible	Total
	(dollars in thousands)
As of June 30, 2018
Gross carrying amount	$7,339	$8,464	$538	$16,341
Accumulated amortization	(2,374)	(5,687)	(174)	(8,235)
Net intangible assets	$4,965	$2,777	$364	$8,106

As of September 30, 2017
Gross carrying amount	$7,339	$8,464	$538	$16,341
Accumulated amortization	(1,579)	(5,264)	(124)	(6,967)
Net intangible assets	$5,760	$3,200	$414	$9,374
Amortization expense of intangible assets was $0.4 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $1.9 million for the nine months ended June 30, 2018 and 2017.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Amount
(dollars in thousands)
Remaining in 2018	$394
2019	1,538
2020	1,430
2021	1,334
2022	1,249
2023 and thereafter	2,161
Total	$8,106
11. Loan Servicing Rights
Loan servicing rights are created when residential mortgage loans are sold in the secondary market with the seller retaining the right to service those loans and receive servicing income over the life of the loan. The Company acquired loan servicing rights as a part of the acquisition of HF Financial. The actual balance of loans being serviced for others are not reported as assets in the accompanying consolidated balance sheets.
The following table is the activity for loan servicing rights and the related valuation allowance for the three and nine months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Loan servicing rights
Beginning of period	$3,596	$4,906	$4,155	$5,794
Amortization ¹	(259)	(369)	(818)	(1,257)
End of period	$3,337	$4,537	$3,337	$4,537

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)

Valuation allowance
Beginning of period	$(10)	$(3)	$(81)	$(13)
(Additions) / reductions ¹	1	(4)	72	6
End of period	$(9)	$(7)	$(9)	$(7)
Loan servicing rights, net	$3,328	$4,530	$3,328	$4,530

Servicing fees received	$438	$500	$1,310	$1,573
Balance of loans serviced at:
Beginning of period	669,767	792,779	722,461	868,865
End of period	641,403	759,670	641,403	759,670
[1] Changes to carrying amounts are reported net of loan servicing income on the consolidated statements of comprehensive income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity and prospective industry consensus data. An independent third party is utilized to calculate the amortization and valuation based upon specific loan characteristics, prepayment speeds generated from a validation model utilizing both empirical and market derived data and discount rates. At June 30, 2018, the constant prepayment rates (CPR) used to calculate the amortization averaged 10.4%. For valuation purposes, an average discount rate of 11.8% was utilized at June 30, 2018. Based on the Company's analysis of mortgage servicing rights, a negligible valuation reserve was recorded at June 30, 2018, and a $0.1 million valuation reserve was recorded at September 30, 2017.
12. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $135.1 million and $139.3 million and fair value of approximately $129.6 million and $137.4 million at June 30, 2018 and September 30, 2017, respectively. In most cases, in alignment with the repurchase agreements in place with our customers, the Company over-collateralizes the agreements at 102% of total funds borrowed to protect the purchaser from changes in market value. Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered.
The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at June 30, 2018 and September 30, 2017.

	June 30, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Municipal securities	$3,035	$—	$—	$—	$3,035
Mortgage-backed securities	102,443	—	—	—	102,443
Total repurchase agreements	$105,478	$—	$—	$—	$105,478

	September 30, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Municipal securities	$3,626	$—	$—	$—	$3,626
Mortgage-backed securities	129,010	—	—	—	129,010
Total repurchase agreements	$132,636	$—	$—	$—	$132,636

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

13. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at June 30, 2018 and September 30, 2017.

	June 30, 2018	September 30, 2017
	(dollars in thousands)
Short-term borrowings:
Notes payable to FHLB, interest rates from 1.25% to 1.27%	$—	$512,200
FHLB fed funds advance, interest rate of 2.10% and maturity date in October 2018	160,000	75,000
Long-term borrowings:
Notes payable to FHLB, interest rates from 2.28% to 3.66% and maturity dates from March 2020 to July 2023, collateralized by real estate loans, with various call dates at the option of the FHLB	175,000	56,000
Total	335,000	643,200
Fair value adjustment ¹	—	14
Total FHLB advances and other borrowings	$335,000	$643,214
[1] Adjustment reflects the fair value adjustments related to the FHLB advances and notes payable assumed as part of the HF Financial acquisition.
The Company had a $10.0 million revolving line of credit which expired on July 28, 2018. The line of credit had an interest rate of one month LIBOR plus 200 basis points, with interest payable monthly. The interest rate was 4.09% at June 30, 2018. There were no outstanding advances on this line of credit at June 30, 2018 and September 30, 2017.
As of June 30, 2018 and September 30, 2017, the Company had a borrowing capacity of $1.52 billion and $1.89 billion, respectively, with the Federal Reserve Board Discount Window ("FRB Discount Window"). Principal balances of loans pledged to FRB Discount Window to collateralize the borrowing totaled $1.83 billion at June 30, 2018 and $2.55 billion at September 30, 2017. The Company has secured this line for contingency funding.
As of June 30, 2018 and September 30, 2017, based on its collateral pledged, the additional borrowing capacity of the Company with the FHLB was $1.79 billion and $1.55 billion, respectively.
Principal balances of loans pledged to the FHLB to collateralize notes payable totaled $3.20 billion and $3.71 billion at June 30, 2018 and September 30, 2017, respectively. In second quarter of fiscal year 2018, the Company purchased a letter of credit from the FHLB for $150.0 million which is pledged as collateral on public deposits. This letter of credit is committed until January 29, 2019.
As of June 30, 2018, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows.

Amount
(dollars in thousands)
Remaining in 2018	$—
2019	160,000
2020	150,000
2021	—
2022	—
2023 and thereafter	25,000
Total	$335,000
14. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has seven trusts which were created or assumed as part of prior acquisitions that as of June 30, 2018 have issued and outstanding in the aggregate 73,400 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (the "Preferred Securities"). These seven trusts were established and exist for the sole purpose of issuing Preferred Securities and investing the proceeds in junior subordinated deferrable interest debentures (the "Debentures") issued by the Company. The Debentures constitute the sole assets of the seven trusts. The Preferred Securities provide for cumulative cash distributions calculated at a rate based on three month LIBOR plus a range from 1.48% to 3.35% adjusted quarterly. The Company may, at one or

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

more times, defer interest payments on the Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock, but not beyond the respective maturity date. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for all seven Preferred Securities as the call option date has passed. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's common and preferred stock. The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes, the Debentures qualify as elements of capital. As of June 30, 2018 and September 30, 2017, $73.6 million and $73.5 million of Debentures were eligible for treatment as Tier 1 capital, respectively.
Relating to the trusts, the Company held as assets $2.5 million in common shares at June 30, 2018 and September 30, 2017 which are included in other assets on the consolidated balance sheets.
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at June 30, 2018, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, which commenced on February 15, 2016 until August 15, 2020, to but excluding the maturity date or date of earlier redemption, the notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. Unamortized debt issuance costs related to these notes, which are included in Subordinated Debentures and Subordinated Notes Payable, totaled $0.2 million at June 30, 2018 and September 30, 2017. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.
Subordinated debentures and subordinated notes payable are summarized as follows.

	June 30, 2018		September 30, 2017
	Amount Outstanding	Common Shares Held in Other Assets	Amount Outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to nonconsolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	5,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	75,920	$2,520
Less: fair value adjustment ¹	(2,341)		(2,409)
Total junior subordinated debentures payable, net of fair value adjustment	73,579		73,511

Subordinated notes payable
Fixed to floating rate, 4.875% per annum	35,000		35,000
Less: unamortized debt issuance costs	(153)		(209)
Total subordinated notes payable	34,847		34,791
Total subordinated debentures and subordinated notes payable	$108,426		$108,302
[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes
The provision for income taxes charged to operations consists of the following for the three and nine months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Currently paid or payable
Federal	$11,881	$14,334	$32,632	$44,275
State	2,951	3,341	8,345	8,042
Total	14,832	17,675	40,977	52,317
Deferred tax expense
Federal	1,302	1,033	18,141	467
State	225	(271)	602	(77)
Total	1,527	762	18,743	390
Total provision for income taxes	$16,359	$18,437	$59,720	$52,707
The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 24.5% for the three and nine months ended June 30, 2018 and 35% for the three and nine months ended June 30, 2017 to pretax income due to the following.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Income tax expense computed at the statutory rate	$15,265	$18,725	$43,012	$55,941
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	2,396	1,995	6,752	5,177
Tax exempt interest income	(1,514)	(2,057)	(4,300)	(6,091)
Impact of enacted federal income tax rate reduction	(115)	—	13,471	—
Other	327	(226)	785	(2,320)
Income tax expense, as reported	$16,359	$18,437	$59,720	$52,707
Net deferred tax assets (liabilities) consist of the following components at June 30, 2018 and September 30, 2017.

	June 30, 2018	September 30, 2017
	(dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$16,210	$23,730
Compensation	3,365	6,227
Securities available for sale	8,807	3,413
Other real estate owned	336	763
Core deposit intangible and other fair value adjustments	4,272	6,058
Excess tax basis of FDIC indemnification asset and clawback liability	3,703	4,563
Excess tax basis of loans acquired over carrying value	5,500	9,417
Other reserves	2,842	4,406
Other	4,940	6,922
Total deferred tax assets	49,975	65,499
Deferred tax liabilities:
Goodwill and other intangibles	(12,652)	(13,784)
Premises and equipment	(5,615)	(8,828)
Other	(221)	(487)
Total deferred tax liabilities	(18,488)	(23,099)
Net deferred tax assets	$31,487	$42,400

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2018 and September 30, 2017, the Company had an income tax receivable from the Internal Revenue Service (the "IRS") of $3.2 million and $4.6 million, respectively, which is included in other assets on the consolidated balance sheets. The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2014.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act"), was enacted into law. Beginning in 2018, the Tax Reform Act reduces the federal tax rate for corporations from 35% to 21% and changes or limits certain tax deductions. Because of the Company's September 30 fiscal year end, a blended statutory rate of 24.5% is applied to all net income before taxes generated during the current fiscal year. The new blended statutory rate reduced the provision for income taxes by approximately $5.2 million and $15.0 million for the three and nine months ended June 30, 2018, respectively. Another result of the lower corporate tax rate this fiscal year was the Company recording a revaluation discrete tax adjustment of $13.6 million to reduce its net deferred tax assets, which increased the provision for income taxes in the first quarter. The actual impact of the revaluing deferred taxes has varied from the estimated charge to provision of $13.6 million due to uncertainties in our preliminary estimates and the effect of further clarification of the new law, but changes have been immaterial.
The Company adopted new accounting guidance in the second quarter of fiscal year 2018 that allows reclassification of $2.4 million in stranded tax effects that relate to a change in the federal tax rate from accumulated other comprehensive income to retained earnings.
The Bank's effective tax rate for the three and nine months ended June 30, 2018 was 26.3% and 34.1%, respectively, compared to 34.5% and 33.0% for the three and nine months ended June 30, 2017, respectively. Excluding the nonrecurring deferred taxes adjustment related to federal tax reform, the three and nine months ended June 30, 2018 effective tax rates were both 26.3%.
Uncertain tax positions were not significant at June 30, 2018 or September 30, 2017.
16. Employee Benefit Plans
Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan ("the 401(k) Plan"). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $1.5 million and $1.4 million to the 401(k) Plan for the three months ended June 30, 2018 and 2017, respectively, and $4.5 million and $4.3 million for the nine months ended June 30, 2018 and 2017.
Defined Benefit Plan
The Company acquired a noncontributory (cash balance) defined benefit pension plan ("the Pension Plan") from HF Financial which covers former employees of HF Financial and its wholly-owned subsidiaries. Effective July 1, 2015, the Pension Plan was frozen which eliminates future contributions for qualified individuals.
On November 27, 2017, the Company's Board of Directors voted to terminate the Pension Plan effective February 1, 2018. In order to settle its liabilities under the Pension Plan, the Company offered participants the option to receive either an annuity purchased from an insurance carrier or a lump-sum cash payment. Total benefit payments paid by the Company were $5.3 million as part of Pension Plan termination.
The Company completed the transfer of all liabilities and administrative responsibilities under the Pension Plan at the end of fiscal third quarter 2018.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
Stock units issued under the Company’s restricted and performance based stock plans may not be sold or otherwise transferred until the vesting period has been met and, if applicable, performance objectives have been obtained. During the vesting periods, participants do not have voting rights and dividends are accumulated until the time upon which the award vests. Upon specified events, as defined in the Plans, stock unit awards that have not vested and/or performance hurdles that have not been met will be forfeited.
Based on the substantive terms of each award, restricted and performance-based awards are classified as equity awards and accounted for under the treasury stock method. The fair value of equity-classified awards is based on the market price of the stock on the measurement date and is amortized as compensation expense on a straight-line basis over the vesting or performance period.
Stock compensation is recognized based on the number of awards to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of income. Stock compensation expense was $1.4 million and $4.3 million for the three and nine months ended June 30, 2018, respectively, and $1.4 million and $5.2 million for the three and nine months ended June 30, 2017, respectively. Related income tax benefits recognized were $0.4 million and $1.4 million for the three and nine months ended June 30, 2018, respectively, and $0.5 million and $1.9 million for the three and nine months ended June 30, 2017, respectively.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of June 30, 2018 and September 30, 2017. The number of performance shares granted in the following table are reflected at the amount of achievement of the pre-established targets.

	June 30, 2018		September 30, 2017
	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted Shares
Restricted shares, beginning of fiscal year	180,337	$33.06	160,335	$26.89
Granted	89,376	41.07	90,363	39.35
Vested	(97,148)	32.08	(68,293)	26.97
Forfeited	(8,139)	35.78	(2,068)	30.91
Canceled	—	—	—	—
Restricted shares, end of period	164,426	$37.86	180,337	$33.06
Vested, but not issuable at end of period	39,514	$32.90	29,287	$30.05

Performance Shares
Performance shares, beginning of fiscal year	133,604	$33.39	236,185	$20.28
Granted	54,982	29.13	137,612	39.43
Vested	—	—	(235,055)	18.00
Forfeited	(4,487)	37.94	(5,138)	19.80
Canceled	—	—	—	—
Performance shares, end of period	184,099	$35.61	133,604	$33.39
Vested, but not issuable at end of period	5,612	$18.00	5,612	$18.00
As of June 30, 2018, there was $6.3 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.4 years. The fair value of the vested, but not issued stock awards at June 30, 2018, was $1.9 million.

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
Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and classified as Level 2 securities. Level 2 securities include mortgage-backed, states and political subdivisions, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 securities were immaterial at June 30, 2018 and September 30, 2017.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and September 30, 2017.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of June 30, 2018
U.S. Treasury securities	$177,535	$177,535	$—	$—
Mortgage-backed securities	1,125,150	—	1,125,150	—
States and political subdivision securities	69,026	—	68,196	830
Other	1,000	—	1,000	—
Total securities available for sale	$1,372,711	$177,535	$1,194,346	$830
Derivatives-assets	$3,646	$—	$3,646	$—
Derivatives-liabilities	1,550	—	1,550	—
Fair value loans	888,247	—	888,247	—

As of September 30, 2017
U.S. Treasury securities	$228,603	$228,603	$—	$—
Mortgage-backed securities	1,065,737	—	1,065,737	—
States and political subdivision securities	72,586	—	71,517	1,069
Other	1,034	—	1,034	—
Total securities available for sale	$1,367,960	$228,603	$1,138,288	$1,069
Derivatives-assets	$—	$—	$—	$—
Derivatives-liabilities	17,155	—	17,155	—
Fair value loans	1,016,576	—	1,016,576	—
The following table presents the changes in Level 3 financial instruments for the three and nine months ended June 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Balance, beginning of period	$965	$1,224	$1,069	$1,315
Principal paydown	(135)	(155)	(239)	(246)
Balance, end of period	$830	$1,069	$830	$1,069
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
The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and September 30, 2017.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of June 30, 2018
Other repossessed property	$9,051	$—	$—	$9,051
Impaired loans	200,093	—	—	200,093
Loans held for sale, at lower of cost or fair value	6,805	—	6,805	—
Loan servicing rights	3,328	—	—	3,328
Property held for sale	1,107	—	—	1,107

As of September 30, 2017
Other repossessed property	$7,728	$—	$—	$7,728
Impaired loans	185,388	—	—	185,388
Loans held for sale, at lower of cost or fair value	7,456	—	7,456	—
Loan servicing rights	4,074	—	—	4,074
Property held for sale	5,147	—	—	5,147
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at June 30, 2018 were as follows.

	Fair Value of Assets / (Liabilities) at June 30, 2018	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other repossessed property	$9,051	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	200,093	Appraisal value	Property specific adjustment	N/A	N/A
Loan servicing rights	3,328	Discounted cash flows	Constant prepayment rate Discount rate	7.9 - 20.2% 10.0 - 15.0%	10.4% 11.8%
Property held for sale	1,107	Appraisal value	Property specific adjustment	N/A	N/A
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for balance sheet instruments as of June 30, 2018 and September 30, 2017 are as follows.

		June 30, 2018		September 30, 2017
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$294,614	$294,614	$360,396	$360,396
Loans, net excluding fair valued loans, loans held for sale and impaired loans	Level 3	8,219,986	8,102,174	7,881,018	7,798,134
Accrued interest receivable	Level 2	51,979	51,979	53,176	53,176
Cash surrender value of life insurance policies	Level 2	30,245	30,245	29,619	29,619
FHLB stock	Level 2	25,008	25,008	37,551	37,551

Liabilities
Deposits	Level 2	$9,585,318	$9,585,693	$8,977,613	$8,978,926
FHLB advances and other borrowings	Level 2	335,000	336,094	643,214	645,421
Securities sold under repurchase agreements	Level 2	105,478	105,478	132,636	132,636
Accrued interest payable	Level 2	7,925	7,925	4,405	4,405
Subordinated debentures and subordinated notes payable	Level 2	108,426	107,824	108,302	108,293
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
The following information was used in the computation of basic and diluted earnings per share (EPS) for the three and nine months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands, except per share data)
Net income	$45,874	$35,060	$115,636	$107,125

Weighted average common shares outstanding	58,948,944	58,790,314	58,930,963	58,776,546
Dilutive effect of stock based compensation	221,114	340,318	203,672	288,856
Weighted average common shares outstanding for diluted earnings per share calculation	59,170,058	59,130,632	59,134,635	59,065,402

Basic earnings per share	$0.78	$0.60	$1.96	$1.82

Diluted earnings per share	$0.78	$0.59	$1.96	$1.81
The Company had no shares of unvested performance stock as of June 30, 2018 and 2017 which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had no shares of anti-dilutive stock awards outstanding as of June 30, 2018 and 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The historical consolidated financial data discussed below reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, previously filed with the SEC. In addition to historical financial data, this discussion includes certain forward-looking statements regarding events and trends that may affect our future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. See “Cautionary Note Regarding Forward-Looking Statements.” For a more complete discussion of the factors that could affect our future results, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
Any discrepancies included in this filing between totals and the sums of percentages and dollar amounts presented, or between rounded dollar amounts, are due to rounding.
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended June 30, 2018 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended June 30, 2017.

Tax Equivalent Presentation
All references to net interest income, net interest margin, interest income on non ASC 310-30 loans, yield on non ASC 310-30 loans and the related non-GAAP adjusted measure of each item are presented on a fully-tax equivalent ("FTE") basis unless otherwise noted. In fiscal year 2018, the enacted Tax Reform Act reduced the federal tax rate for corporations from 35% to 21%. Because of the Company's September 30 fiscal year end, a blended statutory rate of 24.5% was applied to all FTE non-GAAP adjusted measures beginning December 31, 2017.
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
Due to the Tax Cuts and Jobs Act of 2017, a blended statutory federal tax rate of 24.5% was applied to net income before taxes generated during fiscal year 2018, compared to 35% for fiscal year 2017. The Company's tax equivalent adjustment to net interest income and net interest margin was $1.7 million and $4.9 million for the three and nine month periods ended June 30, 2018, compared to $2.2 million and $6.5 million for the prior comparable periods in fiscal year 2017, on a consistent asset base. This change reduced net interest margin and adjusted net interest margin by approximately 3 basis points for the three month period and 2 basis points for the nine month period ended June 30, 2018 and increased our efficiency ratio by a negligible amount for the same periods. For more information on our net interest margin, adjusted net interest margin and efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Correction of Prior Period Balances
The consolidated statements of income have been revised to correct an immaterial classification error in loan interest income and noninterest income related to credit card interchange income for all periods presented. The reclassification had no effect on net income, earnings per share, retained earnings or capital ratios for all periods presented; however, our net interest margin and adjusted net interest margin were reduced by six to eight basis points compared to what was originally reported for the prior comparable periods. Periods not presented herein will be revised, as applicable, as they are included in future filings. For more information on the reclassification of credit card interchange income, see "—Notes to the Consolidated Financial Statements, Nature of Operations and Summary of Significant Policies" section. For more information on our efficiency ratio, net interest margin and adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Highlights for the Three and Nine Months ended June 30, 2018
Net income was $45.9 million, or $0.78 per diluted share, for the third quarter of fiscal year 2018, compared to $35.1 million, or $0.59 per diluted share, for the third quarter of fiscal year 2017, an increase of $10.8 million, or 30.8%. Compared to the third quarter of fiscal year 2017, total revenue (non-FTE) for the third quarter of fiscal year 2018 grew by 8.2%, provision for loan and lease losses were reduced by 39.4% and noninterest expenses grew by 5.4%. Total revenue (non-FTE) is the sum of net interest income (non-FTE) and noninterest income. Net income was $115.6 million, or $1.96 per diluted share, for the first nine months of fiscal year 2018, compared to $107.1 million, or $1.81 per diluted share, for the same period in fiscal year 2017. Our efficiency ratio was reduced to 45.8% for the quarter ending June 30, 2018, from 46.7% for the quarter ending June 30, 2017. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest bearing liabilities, was 3.97%, 3.92% and 3.92%, respectively, for the quarters ended June 30, 2018, March 31, 2018 and June 30, 2017. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.94%, 3.86% and 3.79%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin increased by 5 basis point and 15 basis points, respectively, compared to the same quarter in fiscal year 2017. Net interest margin increased between the two periods primarily due to a 32 basis point increase in the yield on interest-earning assets, driven by higher average loan balances as a proportion of interest earning assets and improving loan yields, offset by a 28 basis point increase in the cost of interest-bearing deposits and moderate increases in the cost of borrowings. A $2.5 million reduction in the current quarter of the cost of interest rate swaps compared to the same quarter in fiscal year 2017 is the primary driver of the more pronounced increase in adjusted net interest margin compared to net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Total loans were $9.38 billion at June 30, 2018 compared to $8.97 billion at September 30, 2017. The net growth of $0.41 billion, or 4.6%, occurred primarily within the commercial real estate ("CRE") segment of the loan portfolio, which grew $0.40 billion, including strong growth in owner-occupied CRE and construction loans.
Deposits were $9.59 billion at June 30, 2018, an increase of $0.61 billion, or 6.8%, compared to $8.98 billion at September 30, 2017, which was primarily due to the increase in interest-bearing deposits of $0.67 billion, or 9.4%, which included a $0.29 billion increase in brokered deposits and a $0.22 billion increase in public deposits.
At June 30, 2018, loans graded "Watch" were $276.0 million, a decrease of $35.6 million, or 11.4%, compared to September 30, 2017 while loans graded "Substandard" were $268.0 million, an increase of $35.2 million, or 15.1%, over the same period. Nonaccrual loans, including ASC 310-30 loans, were $127.3 million as of June 30, 2018. Total nonaccrual loans decreased by $11.0 million compared to September 30, 2017, primarily driven by charge offs and transfers to other repossessed property. Total other repossessed property balances were $10.2 million as of June 30, 2018, an increase of $1.2 million, or 13.8%, compared to September 30, 2017 due to transfers into other repossessed property.
Provision for loan and lease losses was $3.5 million for the third quarter of fiscal year 2018, compared to $5.8 million for the same quarter of fiscal year 2017. The provision was lower due to a higher amount of specific reserve balances in the prior comparable quarter. Net charge-offs for the third quarter of fiscal year 2018 were $4.0 million, or 0.17% of average total loans on an annualized basis, with the majority of net charge-offs concentrated in the CRE and agricultural segments of the loan portfolio, bringing fiscal year-to-date net charge-offs to $11.8 million, or 0.17% of average total loans on an annualized basis. For the comparable periods in fiscal year 2017, net charge-offs were $4.3 million, or 0.20% of average total loans on an annualized basis for the third quarter of fiscal year 2017, bringing fiscal year-to-date net charge-offs to $17.3 million, or 0.27% of average total loans on an annualized basis. The ratio of ALLL to total loans was 0.69% at June 30, 2018, a decrease from 0.71% at September 30, 2017. The balance of the ALLL increased to $64.7 million at June 30, 2018 from $63.5 million at September 30, 2017.
Tier 1 capital, total capital and Tier 1 leverage ratios were 11.8%, 12.8% and 10.6%, respectively, at June 30, 2018, compared to 11.4%, 12.5% and 10.3%, respectively, at September 30, 2017. In addition, our Common Equity Tier 1 ratio was 11.0% and 10.7% at June 30, 2018 and September 30, 2017, respectively. Our tangible common equity to tangible assets ratio was 9.5% at June 30, 2018 and 9.2% at September 30, 2017. For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Key Factors Affecting Our Business and Financial Statements
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, our business, financial condition and results of operations are impacted by several key factors, including economic conditions, interest rates, asset quality, banking laws and regulations, competition, operational efficiency, goodwill and amortization of other intangible assets and loans and interest rate swaps accounted for at fair value.  There have been no material changes to these factors except as otherwise supplemented within this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 and within our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2018 and December 31, 2017, respectively.
Results of Operations—Three and Nine Month Periods Ended June 30, 2018 and 2017
Overview
The following table highlights certain key financial and performance information for the three and nine month periods ended June 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest income (FTE)	$126,146	$110,713	$361,514	$327,929
Interest expense	19,745	11,671	50,756	31,928
Noninterest income	18,939	17,327	54,355	48,474
Noninterest expense	57,863	54,922	171,875	161,312
Provision for loan and lease losses	3,515	5,796	12,972	16,854
Net income	45,874	35,060	115,636	107,125
Adjusted net income ¹	45,874	35,060	129,222	107,565
Common shares outstanding	58,911,563	58,761,597	58,911,563	58,761,597
Weighted average diluted common shares outstanding	59,170,058	59,130,632	59,134,635	59,065,402
Earnings per common share - diluted	$0.78	$0.59	$1.96	$1.81
Adjusted earnings per common share - diluted ¹	0.78	0.59	2.19	1.82

Performance Ratios:
Net interest margin (FTE) ¹ ²	3.97%	3.92%	3.93%	3.89%
Adjusted net interest margin (FTE) ¹ ²	3.94%	3.79%	3.87%	3.73%
Return on average total assets ²	1.55%	1.25%	1.32%	1.26%
Return on average common equity ²	10.2%	8.2%	8.7%	8.5%
Return on average tangible common equity ¹ ²	17.7%	14.8%	15.2%	15.5%
Efficiency ratio ¹	45.8%	46.7%	46.7%	46.3%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

[2] Annualized for all partial-year periods.

Net Interest Income
The following table presents net interest income, net interest margin and adjusted net interest margin for the three and nine month periods ended June 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Net interest income:
Total interest income (FTE)	$126,146	$110,713	$361,514	$327,929
Less: Total interest expense	19,745	11,671	50,756	31,928
Net interest income (FTE)	$106,401	$99,042	$310,758	$296,001

Net interest margin (FTE) and adjusted net interest margin (FTE) ¹
Average interest-earning assets	10,748,078	10,124,404	10,577,420	10,185,187
Average interest-bearing liabilities	10,039,113	9,485,260	9,897,046	9,556,764
Net interest margin (FTE)	3.97%	3.92%	3.93%	3.89%
Adjusted net interest margin (FTE) ¹	3.94%	3.79%	3.87%	3.73%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net interest income was $106.4 million for the third quarter of fiscal year 2018, compared to $99.0 million for the same quarter in fiscal year 2017, an increase of $7.4 million, or 7.4%. Net interest income was $310.8 million for the first nine months of fiscal year 2018, compared to $296.0 million for the same period in fiscal year 2017, an increase of $14.8 million, or 5.0%. The increase in net interest income for both periods was primarily attributable to higher loan interest income driven by 7.3% and 5.5%, respectively, of growth in average loans outstanding between the periods combined with an 30 and 22 basis point increase, respectively, in the yield on loans, partially offset by higher interest expense associated with interest-bearing deposits and borrowings.
Net interest margin was 3.97% and 3.92% for the third quarter of fiscal year 2018 and 2017, respectively, an increase of 5 basis points, while adjusted net interest margin was 3.94% and 3.79%, respectively, an increase of 15 basis points. Net interest margin was 3.93% and 3.89% for the first nine months of fiscal year 2018 and 2017, respectively, an increase of 4 basis points, while the adjusted net interest margin was 3.87% and 3.73%, respectively, an increase of 14 basis points. The increases in net interest margin for both three and nine month periods were primarily due to the yield on interest-earning assets which increased by 32 and 27 basis points, respectively, driven by higher average loan balances as a proportion of earning assets and improving loan yields, partially offset by a 28 and 22 basis point increase, respectively, in the cost of interest-bearing deposits and moderate increases in the cost of borrowings. A $2.5 million and $6.7 million, respectively, reduction in the cost of interest rate swaps between the three and nine month comparable periods is the primary driver of the more pronounced increase in adjusted net interest margin compared to net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The following tables present the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three and nine month periods, respectively. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $789.8 million at June 30, 2018 and $715.1 million at June 30, 2017, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected in the following table has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. ASC 310-30 loans represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Non ASC 310-30 loans represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	For the three months ended:
	June 30, 2018			June 30, 2017
	Average Balance	Interest (FTE)	Yield / Cost ¹	Average Balance	Interest (FTE)	Yield / Cost ¹
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$90,868	$424	1.87%	$62,187	$163	1.05%
Investment securities	1,357,808	7,471	2.21%	1,398,370	6,803	1.95%
Non ASC 310-30 loans, net ²	9,220,931	114,489	4.98%	8,550,349	100,878	4.73%
ASC 310-30 loans, net	78,471	3,762	19.23%	113,498	2,869	10.14%
Loans, net	9,299,402	118,251	5.10%	8,663,847	103,747	4.80%
Total interest-earning assets	10,748,078	126,146	4.71%	10,124,404	110,713	4.39%
Noninterest-earning assets	1,152,724			1,154,295
Total assets	$11,900,802	$126,146	4.25%	$11,278,699	$110,713	3.94%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,793,784			$1,815,407
Interest-bearing deposits	6,101,679	$11,705	0.77%	5,849,998	$7,172	0.49%
Time deposits	1,578,253	4,755	1.21%	1,289,402	2,306	0.72%
Total deposits	9,473,716	16,460	0.70%	8,954,807	9,478	0.42%
Securities sold under agreements to repurchase	99,897	80	0.32%	118,373	86	0.29%
FHLB advances and other borrowings	357,102	1,883	2.11%	303,846	994	1.31%
Subordinated debentures and subordinated notes payable	108,398	1,322	4.89%	108,234	1,113	4.13%
Total borrowings	565,397	3,285	2.33%	530,453	2,193	1.66%
Total interest-bearing liabilities	10,039,113	$19,745	0.79%	9,485,260	$11,671	0.49%
Noninterest-bearing liabilities	65,623			77,979
Stockholders' equity	1,796,066			1,715,460
Total liabilities and stockholders' equity	$11,900,802			$11,278,699
Net interest spread			3.46%			3.45%
Net interest income and net interest margin (FTE) ¹		$106,401	3.97%		$99,042	3.92%
Less: Tax equivalent adjustment		$1,729			$2,154
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$104,672	3.91%		$96,888	3.84%
[1] Annualized for all partial-year periods.
[2] Interest income includes $0.9 million and $0.7 million for the third quarter of fiscal year 2018 and 2017, respectively, resulting from accretion of ASC 310-20 loan marks associated with acquired loans.

	For the nine months ended:
	June 30, 2018			June 30, 2017
	Average Balance	Interest (FTE) ¹	Yield / Cost ²	Average Balance	Interest (FTE) ¹	Yield / Cost ²
	(dollars in thousands)
Assets
Interest bearing bank deposits	$71,915	$882	1.64%	$146,209	$728	0.67%
Investment securities	1,379,713	21,526	2.09%	1,386,190	19,719	1.90%
Non ASC 310-30 loans, net ³	9,042,253	329,416	4.87%	8,532,650	299,960	4.70%
ASC 310-30 loans, net	83,539	9,690	15.51%	120,138	7,522	8.37%
Loans, net	9,125,792	339,106	4.97%	8,652,788	307,482	4.75%
Total interest-earning assets	10,577,420	361,514	4.57%	10,185,187	327,929	4.30%
Noninterest-earning assets	1,161,618			1,150,838
Total assets	$11,739,038	$361,514	4.12%	$11,336,025	$327,929	3.87%

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,808,110			$1,810,880
Interest-bearing deposits	5,972,877	$29,486	0.66%	5,673,929	$18,060	0.43%
Time deposits	1,386,921	10,630	1.02%	1,307,908	6,536	0.67%
Total deposits	9,167,908	40,116	0.59%	8,792,717	24,596	0.37%
Securities sold under agreements to repurchase	110,959	259	0.31%	124,249	298	0.32%
FHLB advances and other borrowings	509,822	6,682	1.75%	530,668	3,735	0.94%
Subordinated debentures and subordinated notes payable	108,357	3,699	4.56%	109,130	3,299	4.04%
Total borrowings	729,138	10,640	1.95%	764,047	7,332	1.28%
Total interest-bearing liabilities	9,897,046	$50,756	0.69%	9,556,764	$31,928	0.45%
Noninterest-bearing liabilities	66,225			89,770
Stockholders' equity	1,775,767			1,689,491
Total liabilities and stockholders' equity	$11,739,038			$11,336,025
Net interest spread			3.43%			3.42%
Net interest income and net interest margin (FTE) ¹		$310,758	3.93%		$296,001	3.89%
Less: Tax equivalent adjustment		$4,910			$6,477
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$305,848	3.87%		$289,524	3.80%
[1] Annualized for all partial-year periods.
[2] Interest income includes $2.1 million and $3.0 million for the first nine months of fiscal year 2018 and 2017, respectively, resulting from accretion of ASC 310-20 loan marks associated with acquired loans.

Interest Income
The following table presents interest income for the three and nine month periods ended June 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Interest income:
Loans (FTE)	$118,251	$103,747	$339,106	$307,482
Investment securities	7,471	6,803	21,526	19,719
Federal funds sold and other	424	163	882	728
Total interest income (FTE)	126,146	110,713	361,514	327,929
Less: Tax equivalent adjustment	1,729	2,154	4,910	6,477
Total interest income (GAAP)	$124,417	$108,559	$356,604	$321,452

Total interest income consists primarily of interest income on loans and interest income on our investment portfolio. Total interest income was $126.1 million for the third quarter of fiscal year 2018, compared to $110.7 million for the same quarter of fiscal year 2017, an increase of $15.4 million, or 13.9%. Total interest income was $361.5 million for the first nine months of fiscal year 2018, compared to $327.9 million for the same period in fiscal year 2017, an increase of $33.6 million, or 10.2%. Significant components of interest income are described in further detail below.
Loans. Interest income on all loans increased to $118.3 million in third quarter of fiscal year 2018 from $103.7 million in the same quarter in fiscal year 2017, an increase of $14.6 million, or 14.0%. Interest income on all loans increased to $339.1 million for the first nine months of fiscal year 2018 from $307.5 million for the first nine months of fiscal year 2017, an increase of $31.6 million, or 10.3%. The increases for both periods were primarily attributable to higher loan interest income driven by growth of 7.3% and 5.5%, respectively, in average loans outstanding between the periods and increasing benchmark interest rates, which favorably impact the contractual interest rates on variable and adjustable rate loans. For the third quarter and the first nine months of fiscal year 2018, interest income on ASC 310-30 loans, which are purchased credit impaired loans with a different income recognition model, increased $0.9 million and $2.2 million, respectively, primarily driven by accelerated accretion of interest income in one pool of purchased credit impaired loans in fiscal year 2018.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on non-ASC 310-30 loans was 4.98% for the third quarter of fiscal year 2018, an increase of 25 basis points compared to the same quarter in fiscal year 2017. The average tax equivalent yield on non ASC 310-30 loans was 4.87% for the first nine months of fiscal year 2018, a 17 basis point increase compared to the same period in fiscal year 2017. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on non ASC 310-30 loans was 4.94% for the third quarter of fiscal year 2018, a 36 basis point an increase compared to the same quarter in fiscal year 2017. The adjusted yield on non ASC 310-30 loans was 4.80% for the first nine months of fiscal year 2018, a 28 basis point increase over the prior comparable period. Starting in the first quarter of fiscal year 2016 and continuing through the third quarter of 2018 we have begun to benefit from a period-over-period increase in LIBOR rates which has reduced the net cost of pay fixed, receive floating interest rate swaps the Company utilizes related to certain fixed rate loans and benchmark rate hikes which have raised interest rates on many of our floating and variable rate loans.
The average duration, net of interest rate swaps, of the loan portfolio was 1.3 years as of June 30, 2018. Approximately 47%, or $4.43 billion, of the portfolio is comprised of fixed rate loans, of which $888.2 million of loans are fixed rate loans with an original term of 5 years or greater for which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. Of the remaining floating and variable rate loans in the portfolio, approximately 46% are indexed to Wall Street Journal Prime, 28% to 5-year Treasuries and the balance to various other indices. Approximately 1% of our total loans' rates are floored, with an average interest rate floor 70 bps above market rates.
Loan-related fee income of $1.0 million is included in interest income for both the third quarter of fiscal year 2018 and 2017. Loan-related fee income of $3.9 million is included in interest income for the first nine months of fiscal year 2018 compared to $3.0 million for the same period in fiscal year 2017. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $0.5 million and $1.5 million for the third quarter of fiscal years 2018 and 2017, respectively, and $2.2 million and $3.5 million for the first nine months of fiscal years 2018 and 2017, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.40 billion as of June 30, 2018. Interest income on investments includes income earned on investment securities and FHLB stock. Interest income on investments was $7.5 million for the third quarter of fiscal year 2018, an increase of $0.7 million, or 9.8%, from $6.8 million in the third quarter of fiscal year 2017, driven by a yield increase to 2.21% from 1.95%, partially offset by a decrease in average balances over the same period. Interest income on investments increased by $1.8 million, or 9.2%, to $21.5 million in the first nine months of fiscal years 2018 from $19.7 million in the same period of fiscal year 2017, primarily due to a yield increase to 2.09% from 1.90% partially offset with a slight decrease in average balances over the same period.
The weighted average life of the investment portfolio was 3.8 years and 3.6 years at June 30, 2018 and September 30, 2017, respectively. Average investments represented 12.6% and 13.8% of total average interest-earning assets for the third quarters of fiscal years 2018 and 2017, respectively and 13.0% and 13.6% for the first nine months of fiscal years 2018 and 2017, respectively.

Interest Expense
The following table presents interest expense for the three and nine month periods ended June 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Interest expense
Deposits	$16,460	$9,478	$40,116	$24,596
FHLB advances and other borrowings	1,963	1,080	6,941	4,033
Subordinated debentures and subordinated notes payable	1,322	1,113	3,699	3,299
Total interest expense	$19,745	$11,671	$50,756	$31,928
Total interest expense increased $8.0 million, or 69.2%, to $19.7 million in the third quarter of fiscal year 2018 from $11.7 million in the same quarter in fiscal year 2017. Total interest expense increased $18.8 million, or 59.0%, to $50.8 million in the first nine months of fiscal year 2018 from $31.9 million in the same period in fiscal year 2017. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of interest-bearing accounts and time deposits, was $16.5 million and $9.5 million for the third quarter of fiscal year 2018 and 2017, respectively, an increase of $7.0 million, or 73.7%. Interest expense on deposits was $40.1 million and $24.6 million for the first nine months of fiscal year 2018 and 2017, respectively, an increase of $15.5 million, or 63.1%. The increases for both periods were a result of growth in average interest-bearing deposits outstanding and increasing benchmark interest rates in the cost of deposits, which increased to 0.70% for the third quarter of fiscal year 2018 from 0.42% for the same quarter of fiscal year 2017. Average deposit balances increased to $9.47 billion for the current quarter in fiscal year 2018, from $8.95 billion for the comparable quarter in fiscal year 2017, an increase of $0.52 billion, or 5.8%. The cost of deposits increased to 0.59% for the first nine months of fiscal year 2018 from 0.37% for the same period in fiscal year 2017.
Average non-interest-bearing demand account balances decreased to 18.9% of average total deposits for the third quarter of fiscal year 2018 from 20.3% for the comparable quarter in fiscal year 2017. Total average other liquid accounts, consisting of money market and savings accounts, decreased to 64.4% of total average deposits for the third quarter of fiscal year 2018, compared to 65.3% of total average deposits for the comparable quarter in fiscal year 2017, while time deposit accounts increased to 16.7% of average total deposits for the third quarter of fiscal year 2018, compared to 14.4% in the comparable quarter in fiscal year 2017. We continue our strategy of focusing on cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $2.0 million for the third quarter of fiscal year 2018, an increase of $0.9 million, or 81.8%, compared to $1.1 million for the comparable quarter in 2017, reflecting a weighted average cost of 2.11% and 1.31%, respectively, for the same periods. Our average balance for FHLB advances and other borrowings was $357.1 million in the current quarter of fiscal year 2018 compared to $303.8 million in the same quarter in fiscal year 2017, an increase of $53.3 million, or 17.5%. Interest expense on FHLB advances and other borrowings was $6.9 million for the first nine months of fiscal year 2018 and $4.0 million for the same period in fiscal year 2017, representing a weighted average cost of 1.75% and 0.94%, respectively, for the same periods. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 5.2% for the first nine months of fiscal year 2018, compared to 5.6% for the comparable period in fiscal year 2017. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 2.32% and 1.36% at June 30, 2018 and 2017, respectively, and the average tenor was 14 and 5 months for the same periods.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At June 30, 2018, we had pledged $3.20 billion of loans to the FHLB, against which we had borrowed $335.0 million.

Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding subordinated debentures and subordinated notes payable was $1.3 million in third quarter of fiscal year 2018 and $1.1 million in the comparable quarter in fiscal year 2017. Interest expense on our outstanding subordinated debentures and subordinated notes payable was $3.7 million and $3.3 million for the first nine months of fiscal years 2018 and 2017, respectively. The weighted average contractual rate on outstanding subordinated notes was 4.88% at both June 30, 2018 and September 30, 2017.
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

	Current Quarter vs Comparable Quarter			Current 9 month period vs Comparable 9 month period
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$97	$164	$261	$(509)	$663	$154
Investment securities	(202)	870	668	(92)	1,899	1,807
Non ASC 310-30 loans	8,160	5,451	13,611	18,320	11,136	29,456
ASC 310-30 loans	(1,089)	1,982	893	(2,806)	4,974	2,168
Loans	7,071	7,433	14,504	15,514	16,110	31,624
Total increase	6,966	8,467	15,433	14,913	18,672	33,585
Increase (decrease) in interest expense:
Interest-bearing deposits	321	4,212	4,533	997	10,429	11,426
Time deposits	603	1,846	2,449	416	3,678	4,094
Securities sold under agreements to repurchase	(15)	9	(6)	(31)	(8)	(39)
FHLB advances and other borrowings	198	691	889	(152)	3,099	2,947
Subordinated debentures and subordinated notes payable	2	207	209	(24)	424	400
Total increase	1,109	6,965	8,074	1,206	17,622	18,828
Increase in net interest income (FTE)	$5,857	$1,502	$7,359	$13,707	$1,050	$14,757
Provision for Loan and Lease Losses
We recognized provision for loan and lease losses of $3.5 million for the third quarter of fiscal year 2018 compared to a provision for loan and lease losses of $5.8 million for the comparable quarter in fiscal year 2017, a decrease of $2.3 million, or 39.4% between the periods. The provision was lower due to a higher amount of specific reserve balances in the comparable quarter. Provision for loan losses was $13.0 million for the first nine months of fiscal year 2018 compared to $16.9 million for the comparable period in fiscal year 2017, a decrease of $3.9 million, or 23.0%, between the periods. The decrease in provision was mostly driven by a lower level of charge-offs recognized between the periods. We recorded a negligible net impairment in provision for ASC 310-30 loans for the third quarter of fiscal year 2018, compared to a net improvement in provision of $0.1 million for the comparable quarter in fiscal year 2017. We recorded $0.1 million net improvement in provision for ASC 310-30 loans for the first nine months of fiscal year 2018 compared to a net improvement of $1.0 million for the same period in fiscal year 2017.

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Provision for loan and lease losses, non ASC 310-30 loans *	$3,505	$5,850	$13,105	$17,860
Provision for (reduction in) loan and lease losses, ASC 310-30 loans	10	(54)	(133)	(1,006)
Provision for loan and lease losses, total	$3,515	$5,796	$12,972	$16,854
* As presented above, the non ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.

Total Credit-Related Charges
We recognized other credit-related charges during the third quarter of fiscal year 2018 that were lower than the comparable quarter in fiscal year 2017 and were lower in the first nine months of fiscal year 2018 compared to the same period in fiscal year 2017. We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and comparable quarter and the current and comparable nine month periods, is helpful to understanding the overall impact on our quarterly results of operations. Net other repossessed property charges includes other repossessed property operating costs, valuation adjustments and (loss) gain on sale of other repossessed properties, each of which entered other repossessed property as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect expected credit losses in the portfolio.

		For the three months ended:		For the nine months ended:
Item	Included within F/S Line Item(s):	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
		(Dollars in thousands)
Provision for loan and lease losses	Provision for loan and lease losses	$3,515	$5,796	$12,972	$16,854
Net other repossessed property charges	Net loss on repossessed property and other related expenses	305	152	1,519	1,208
Reversal of interest income on nonaccrual loans	Interest income on loans	216	332	1,126	233
Loan fair value adjustment related to credit	Net increase (decrease) in fair value of loans at fair value	(123)	(293)	197	(4)
Total		$3,913	$5,987	$15,814	$18,291
Noninterest Income
The following table presents noninterest income for the three and nine month periods ended June 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Noninterest income
Service charges and other fees	$12,655	$14,572	$37,879	$41,983
Wealth management fees	2,242	2,433	6,761	7,116
Mortgage banking income, net	1,352	1,828	4,178	6,130
Net gain on sale of securities	15	—	6	44
Other	1,952	1,522	6,801	4,878
Subtotal, product and service fees	18,216	20,355	55,625	60,151
Net (decrease) increase in fair value of loans at fair value	(7,370)	6,060	(30,872)	(63,158)
Net realized and unrealized gain on derivatives	8,093	(9,088)	29,602	51,481
Subtotal, loans at fair value and related derivatives	723	(3,028)	(1,270)	(11,677)
Total noninterest income	$18,939	$17,327	$54,355	$48,474

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
Noninterest income was $18.9 million for the third quarter of fiscal year 2018, compared to $17.3 million for the comparable quarter in fiscal year 2017, an increase of $1.6 million, or 9.3%. Noninterest income was $54.4 million for the first nine months of fiscal year 2018, compared to $48.5 million for the comparable period in fiscal year 2017, an increase of $5.9 million, or 12.1%. Significant components of noninterest income are described in further detail below.
Product and Service Fees. We recognized $18.2 million of noninterest income related to product and service fees in the third quarter of fiscal year 2018, a decrease of $2.2 million, or 10.5%, compared to the same quarter in fiscal year 2017. The decrease was due to a $1.9 million decrease in service charges and other fees and a $0.5 million decrease in mortgage banking income, partially offset by a $0.4 million increase in other income. The decrease in service charges and other fees reflects the impact of the "Durbin Amendment" limit on debit card interchange income that became effective in July 2017 while the increase in other income was primarily driven by a gain on the sale of stock shares held in the current quarter.
Noninterest income related to product and service fees was $55.6 million for the first nine months of fiscal year 2018 compared to $60.2 million for the same period in fiscal year 2017, a decrease of $4.6 million, or 7.5%. The decrease was due to a $4.1 million decrease in service charges and other fees and a $2.0 million decrease in mortgage banking income, partially offset by a $1.9 million increase in other income. The decrease in service charges and other fees was primarily driven by the impact of the "Durbin Amendment" limit on debit card interchange income. The decrease in mortgage banking income was due to fewer originations sold in the period, while the increase in other income was due to a gain on the sale of stock shares and a sign on bonus for a new contract offset by an estimated breakage cost of an existing contract included in noninterest expense.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the third quarter of fiscal year 2018, these items accounted for $0.7 million of noninterest income compared to $(3.0) million for the same quarter in fiscal year 2017. The change was driven by a $2.5 million reduction in the current cost of interest rate swaps due to changes in the interest rate environment and a $1.4 million increase in swap fees, partially offset by a net unfavorable change in the credit risk adjustment of $0.2 million. For the first nine months of fiscal year 2018, these items accounted for $(1.3) million of noninterest income compared to $(11.7) million for the same period in fiscal year 2017. The change was driven by a $6.7 million reduction in the current cost of interest rate swaps and a $3.9 million increase in swap fees combined with a net unfavorable change in the credit risk adjustment of $0.2 million. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans. We present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.
Noninterest Expense
The following table presents noninterest expense for the three and nine month periods ended June 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$35,122	$32,868	$101,661	$96,872
Data processing and communication	7,177	7,370	23,251	20,965
Occupancy and equipment	4,974	4,866	15,112	14,812
Professional fees	4,297	4,141	12,564	10,535
Advertising	1,260	1,059	3,441	3,029
Net loss on repossessed property and other related expenses	305	152	1,519	1,208
Amortization of core deposits and other intangibles	416	538	1,268	1,927
Acquisition expenses	—	—	—	710
Other	4,312	3,928	13,059	11,254
Total noninterest expense	$57,863	$54,922	$171,875	$161,312

Our noninterest expense consists primarily of salaries and employee benefits, data processing and communication, occupancy and equipment, professional fees and advertising expenses. Noninterest expense was $57.9 million in the third quarter of fiscal year 2018 compared to $54.9 million for the same quarter in fiscal year 2017, an increase of $3.0 million, or 5.4%. This increase was attributable to a $2.3 million increase in salaries and employee benefits primarily due to living wage increases in response to federal tax reform and annual merit increases compared to the comparable period.
Noninterest expense was $171.9 million for the first nine months of fiscal year 2018 compared to $161.3 million for the same period in fiscal year 2017, an increase of $10.6 million, or 6.5%. The increase was primarily driven by a $4.8 million increase in salaries and employee benefits due to the living wage increases and annual merit increases mentioned previously, a $2.3 million increase in data processing and communication expense primarily driven by an estimated breakage cost on an existing contract, a $2.0 million increase in professional fees driven by an increase in our FDIC assessment and a $1.8 million increase in other expenses, partially offset by a decrease in acquisition expenses of $0.7 million.
Our efficiency ratio was 45.8% and 46.7% for the three month periods ending June 30, 2018 and 2017, respectively. Our efficiency ratio was 46.7% and 46.3% for the first nine month periods ending June 30, 2018 and 2017, respectively. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $16.4 million for the third quarter of fiscal year 2018 represents an effective tax rate of 26.3%, compared to a provision of $18.4 million or an effective tax rate of 34.5% for the comparable quarter of fiscal year 2017. The provision for income taxes of $59.7 million for the first nine months of fiscal year 2018 represents an effective tax rate of 34.1%, compared to a provision of $52.7 million or an effective tax rate of 33.0% for the comparable period in fiscal year 2017. Excluding the deferred taxes revaluation as a result of the Tax Reform Act of 2017, the effective tax rate was 26.3% for the first nine months of fiscal year 2018.
Return on Assets and Equity
The following table presents our return on average total assets, return on average common equity and average common equity to average assets ratio for the dates presented.

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Return on average total assets	1.55%	1.25%	1.32%	1.26%
Return on average common equity	10.2%	8.2%	8.7%	8.5%
Average common equity to average assets ratio	15.1%	15.2%	15.1%	14.9%

Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated.

	As of
	June 30, 2018	September 30, 2017
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$12,009,048	$11,690,011
Loans ³	9,379,819	8,968,553
Allowance for loan and lease losses	64,688	63,503
Deposits	9,585,318	8,977,613
Stockholders' equity	1,816,741	1,755,000
Tangible common equity ¹	1,069,612	1,006,603
Tier 1 capital ratio	11.8%	11.4%
Total capital ratio	12.8%	12.5%
Tier 1 leverage ratio	10.6%	10.3%
Common equity tier 1 ratio	11.0%	10.7%
Tangible common equity / tangible assets ¹	9.5%	9.2%
Book value per share - GAAP	$30.84	$29.83
Tangible book value per share ¹	$18.16	$17.11
Nonaccrual loans / total loans	1.36%	1.54%
Net charge-offs (recoveries) / average total loans ²	0.17%	0.26%
Allowance for loan and lease losses / total loans	0.69%	0.71%
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
Our total assets were $12.01 billion at June 30, 2018, compared with $11.69 billion at September 30, 2017, an increase of $0.32 billion, or 2.7%. The increase in total assets during the first nine months of fiscal year 2018 was principally attributable to an increase in net loans of $0.41 billion, or 4.6%, since September 30, 2017, partially offset by a decrease in cash and cash equivalents of $0.07 billion for the same period. At June 30, 2018, loans were $9.38 billion, compared to $8.97 billion at September 30, 2017. Net loan growth was primarily driven by growth in CRE, agriculture and commercial non-real estate segments of the loan portfolio, partially offset by a reduction in residential real estate loans. During the first nine months of fiscal year 2018, total deposits increased by $0.61 billion, or 6.8%. The growth was primarily driven by growth in interest-bearing deposits, which included a $0.29 billion increase in brokered deposits, a $0.22 billion increase in public deposits and a $0.16 billion increase in consumer deposits, partially offset by a $0.06 decrease in commercial deposits.

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated.

	June 30, 2018	September 30, 2017
	(dollars in thousands)
Unpaid principal balance:
Commercial real estate ¹
Originated	$4,122,857	$3,628,235
Acquired	406,589	496,570
Total	4,529,446	4,124,805
Agriculture ¹
Originated	2,072,112	1,990,648
Acquired	104,206	131,490
Total	2,176,318	2,122,138
Commercial non-real estate ¹
Originated	1,705,735	1,670,349
Acquired	45,092	48,565
Total	1,750,827	1,718,914
Residential real estate
Originated	689,813	724,906
Acquired	168,035	207,986
Total	857,848	932,892
Consumer
Originated	44,471	56,467
Acquired	6,946	10,092
Total	51,417	66,559
Other lending
Originated	44,187	43,132
Acquired	—	75
Total	44,187	43,207
Total originated	8,679,175	8,113,737
Total acquired	730,868	894,778
Total unpaid principal balance	9,410,043	9,008,515
Less: Unamortized discount on acquired loans	(19,850)	(29,121)
Less: Unearned net deferred fees and costs and loans in process	(10,374)	(10,841)
Total loans	9,379,819	8,968,553
Allowance for loan and lease losses	(64,688)	(63,503)
Loans, net	$9,315,131	$8,905,050
[1] Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to hedge our interest rate risk.

During the first nine months of fiscal year 2018, total loans increased by 4.6%, or $411.3 million. The growth was primarily focused in CRE, agriculture and commercial non-real estate segments of the loan portfolio, which grew $404.6 million, $54.2 million, and $31.9 million, respectively, offset by a reduction of $75.0 million in residential estate loans. Over the same time period, consumer and other loan balances remained generally stable.

The following table presents an analysis of the unpaid principal balance of our loan portfolio at June 30, 2018, by borrower and collateral type and by each of the six major geographic areas we use to manage our markets.

	June 30, 2018
	South Dakota	Iowa / Kansas / Missouri	Nebraska	Arizona	Colorado	North Dakota / Minnesota	Other ²	Total	%
	(dollars in thousands)
Commercial real estate ¹	$1,048,871	$1,200,442	$847,007	$539,139	$698,974	$208,196	$(13,183)	$4,529,446	48.1%
Agriculture ¹	692,271	391,260	153,694	764,222	181,295	3,118	(9,542)	2,176,318	23.1%
Commercial non-real estate ¹	329,435	817,318	354,659	67,391	128,874	7,309	45,841	1,750,827	18.6%
Residential real estate	206,614	255,614	193,346	25,036	134,475	17,732	25,031	857,848	9.1%
Consumer	20,920	15,986	11,317	730	1,025	675	764	51,417	0.6%
Other lending	—	—	—	—	—	—	44,187	44,187	0.5%
Total	$2,298,111	$2,680,620	$1,560,023	$1,396,518	$1,144,643	$237,030	$93,098	$9,410,043	100.0%
% by location	24.4%	28.5%	16.6%	14.8%	12.2%	2.5%	1.0%	100.0%
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

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at June 30, 2018.

June 30, 2018
(dollars in thousands)
Construction and development	$733,612
Owner-occupied CRE	1,360,969
Non-owner-occupied CRE	2,123,002
Multifamily residential real estate	311,863
Commercial real estate	4,529,446
Agriculture real estate	997,835
Agriculture operating loans	1,178,483
Agriculture	2,176,318
Commercial non-real estate	1,750,827
Home equity lines of credit	242,921
Closed-end first lien	456,587
Closed-end junior lien	37,882
Residential construction	120,458
Residential real estate	857,848
Consumer	51,417
Other	44,187
Total unpaid principal balance	$9,410,043
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
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at March 31, 2018, we were ranked the sixth-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core competencies. We target a 20% to 30% portfolio composition for agriculture loans according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. While our borrowers have experienced volatile commodity prices over recent years, we believe there continues to typically be strong secondary sources of repayment and low borrower leverage for the agriculture loan portfolio. Continued pressure on commodity prices, including through recently imposed and proposed tariffs on the export of agricultural products, or a further downturn in the agriculture economy could directly and adversely affect our agricultural loan portfolio and indirectly and adversely impact other lending categories including commercial non-real estate, CRE, residential real estate and consumer.
Commercial Non-Real Estate. Commercial non-real estate, or business lending, represents one of our core competencies. We believe that providing a tailored range of integrated products and services, including lending, to small- and medium-enterprise customers is the business at which we excel and through which we can generate favorable returns for our stockholders. We offer a number of different products including working capital and other shorter-term lines of credit, fixed-rate loans and variable rate loans with interest rate swaps over a wide range of terms, and variable-rate loans with varying terms. Our bank's direct exposure to energy-related borrowers is less than 2.0% of total loans.
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
The following table presents the maturity distribution of our loan portfolio as of June 30, 2018. The maturity dates were determined based on the contractual maturity date of the loan.

	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$469,368	$1,996,124	$2,063,954	$4,529,446
Agriculture	1,065,884	696,761	413,673	2,176,318
Commercial non-real estate	817,916	476,084	456,827	1,750,827
Residential real estate	204,544	294,548	358,756	857,848
Consumer	8,131	34,920	8,366	51,417
Other lending	44,187	—	—	44,187
Total	$2,610,030	$3,498,437	$3,301,576	$9,410,043
The following table presents the distribution, as of June 30, 2018, of our loans that were due after one year between fixed and variable interest rates.

	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$1,993,685	$2,066,393	$4,060,078
Agriculture	851,949	258,485	1,110,434
Commercial non-real estate	597,502	335,409	932,911
Residential real estate	225,254	428,050	653,304
Consumer	34,327	8,959	43,286
Total	$3,702,717	$3,097,296	$6,800,013

Other Repossessed Property
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. Other repossessed property assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the asset at an acceptable price in a timely manner. Our total other repossessed property carrying value was $10.2 million as of June 30, 2018, an increase of $1.2 million, or 13.8%, compared to September 30, 2017, primarily due to transfers into other repossessed property during the current period.
The following table presents our other repossessed property balances for the period indicated.

	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018
	(dollars in thousands)
Beginning balance	$16,726	$8,985
Additions to other repossessed property	183	11,188
Valuation adjustments and other	(472)	(997)
Sales	(6,216)	(8,955)
Ending balance	$10,221	$10,221
Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated.

	June 30, 2018	September 30, 2017
	(dollars in thousands)
U.S. Treasury securities	$178,774	$228,039
Mortgage-backed securities:
Government National Mortgage Association	445,376	511,457
Federal Home Loan Mortgage Corporation	250,832	169,147
Federal National Mortgage Association	194,515	170,247
Small Business Assistance Program	267,428	224,005
States and political subdivision securities	70,509	73,041
Other	1,006	1,006
Total	$1,408,440	$1,376,942
We have historically invested excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. Since September 30, 2017, the fair value of the portfolio has increased by $4.8 million, or 0.3%.
The following table presents the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period held at June 30, 2018. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield ("WA Yield") on these assets is presented in the following table based on the contractual rate, as opposed to a tax equivalent yield concept.

	June 30, 2018
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
U.S. Treasury securities	$109,794	1.59%	$68,980	1.67%	$—	—%	$—	—%	$—	—%	$—	—%	$178,774	1.62%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,158,151	2.27%	—	—%	1,158,151	2.27%
States and political subdivision securities ¹ ²	11,133	1.32%	47,465	1.58%	11,789	1.89%	122	5.00%	—	—%	—	—%	70,509	1.60%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$120,927	1.57%	$116,445	1.63%	$11,789	1.89%	$122	5.00%	$1,158,151	2.27%	$1,006	—%	$1,408,440	2.15%
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
The following table presents the dollar amount of nonaccrual loans, other repossessed property, restructured performing loans and accruing loans over 90 days past due, at the end of the dates indicated. We entered into loss-sharing agreements with the FDIC related to certain assets (loans and other repossessed property) acquired from TierOne Bank on June 4, 2010. Loans covered by a FDIC loss-sharing agreement are generally pooled with other similar loans and are accreting purchase discount into income each period. Subject to compliance with the applicable loss-sharing agreement, we are indemnified by the FDIC at a rate of 80% for any future credit losses for single-family real estate loans and other repossessed property covered by the FDIC loss-sharing agreement through June 4, 2020. Our commercial loss-sharing agreement with the FDIC expired in 2015.

	June 30, 2018	September 30, 2017
	(dollars in thousands)
Nonaccrual loans ¹
Commercial real estate ³	$29,910	$14,912
Agriculture ³	81,512	100,504
Commercial non-real estate ³	9,152	13,674
Residential real estate
Loans covered by a FDIC loss-sharing agreement	3,230	4,893
Loans not covered by a FDIC loss-sharing agreement	3,455	4,206
Total	6,685	9,099
Consumer ³	56	123
Total nonaccrual loans covered by a FDIC loss-sharing agreement	3,230	4,893
Total nonaccrual loans not covered by a FDIC loss-sharing agreement	124,085	133,419
Total nonaccrual loans	127,315	138,312
Other repossessed property	10,221	8,985
Total nonperforming assets	137,536	147,297
Restructured performing loans	36,758	32,490
Total nonperforming and restructured assets	$174,294	$179,787

Accruing loans 90 days or more past due	$60	$1,859
Nonperforming restructured loans included in total nonaccrual loans	$64,361	$71,334

	June 30, 2018	September 30, 2017
	(dollars in thousands)
Percent of total assets
Nonaccrual loans ¹
Loans not covered by a FDIC loss-sharing agreement	1.03%	1.14%
Total	1.06%	1.18%
Other repossessed property	0.09%	0.08%
Nonperforming assets ²	1.15%	1.26%
Nonperforming and restructured assets ²	1.45%	1.54%
[1] Includes nonperforming restructured loans
[2] Includes nonaccrual loans, which includes nonperforming restructured loans.
[3] Loans not covered by a FDIC loss-sharing agreement
At June 30, 2018 and September 30, 2017, our nonperforming assets were 1.15% and 1.26%, respectively, of total assets. Nonaccrual loans were $127.3 million as of June 30, 2018, with $3.2 million of the balance covered by a FDIC loss-sharing agreement, which represented a total decrease in nonaccrual loans of $11.0 million, or 8.0%, compared to September 30, 2017. Total other repossessed property balances were $10.2 million as of June 30, 2018, an increase of $1.2 million, or 13.8%, compared to September 30, 2017.
We recognized approximately $0.9 million of interest income on loans that were on nonaccrual for the first nine months of fiscal year 2018. Excluding loans covered by a FDIC loss-sharing agreement, we had average nonaccrual loans (calculated as a two-point average) of $128.8 million outstanding during the first nine months of fiscal year 2018. Based on the average loan portfolio yield for these loans for the first nine months of fiscal year 2018, we estimate that interest income would have been $4.7 million higher during this period had these loans been accruing.
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

The following table outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated.

	June 30, 2018	September 30, 2017
	(dollars in thousands)
Commercial real estate
Performing TDRs	$612	$1,121
Nonperforming TDRs	2,623	5,351
Total	3,235	6,472
Agriculture
Performing TDRs	32,203	22,678
Nonperforming TDRs	57,685	59,633
Total	89,888	82,311
Commercial non-real estate
Performing TDRs	3,564	8,369
Nonperforming TDRs	3,792	5,641
Total	7,356	14,010
Residential real estate
Performing TDRs	299	311
Nonperforming TDRs	261	688
Total	560	999
Consumer
Performing TDRs	80	11
Nonperforming TDRs	—	21
Total	80	32
Total performing TDRs	36,758	32,490
Total nonperforming TDRs	64,361	71,334
Total TDRs	$101,119	$103,824
As of June 30, 2018, total performing TDRs increased $4.3 million, or 13.2%, compared to September 30, 2017, mainly due to the addition of a relationship in the agriculture portfolio during the period. Total nonperforming TDRs decreased $6.9 million, or 9.7%, compared to September 30, 2017 primarily driven by paydowns and transfers to other repossessed property.
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

	At and for the nine months ended June 30, 2018	At and for the fiscal year ended September 30, 2017
	(dollars in thousands)
Assets covered by a FDIC loss-sharing agreement
Nonaccrual loans ¹	$3,230	$4,893
TDRs	162	191
Other repossessed property	131	—
Allowance for loan and lease losses, loans covered by a FDIC loss-sharing agreement
Balance at beginning of period	$196	$907
Additional impairment recorded	273	196
Recoupment of previously-recorded impairment	(302)	(892)
Charge-offs	(11)	(15)
Balance at end of period	$156	$196
Other repossessed property covered by a loss-sharing agreement
Balance at beginning of period	$—	$106
Additions to other repossessed property	131	14
Sales	—	(120)
Balance at end of period	$131	$—
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

	At and for the nine months ended June 30, 2018	At and for the fiscal year ended September 30, 2017
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$63,503	$64,642
Provision charged to expense	13,105	22,210
Recoupment of ASC 310-30 loans	(133)	(671)
Charge-offs:
Commercial real estate	(3,268)	(2,043)
Agriculture	(4,959)	(7,853)
Commercial non-real estate	(3,176)	(12,576)
Residential real estate	(442)	(809)
Consumer	(176)	(196)
Other lending	(1,491)	(2,403)
Total charge-offs	(13,512)	(25,880)
Recoveries:
Commercial real estate	326	485
Agriculture	275	415
Commercial non-real estate	349	652
Residential real estate	216	507
Consumer	90	102
Other lending	469	1,041
Total recoveries	1,725	3,202
Net loan charge-offs	(11,787)	(22,678)
Balance at end of period	$64,688	$63,503
Average total loans for the period ¹	$9,125,792	$8,695,672
Total loans at period end ¹	$9,379,819	$8,968,553

	At and for the nine months ended June 30, 2018	At and for the fiscal year ended September 30, 2017
	(dollars in thousands)
Ratios
Net charge-offs to average total loans ³	0.17%	0.26%
Allowance for loan and lease losses to:
Total loans	0.69%	0.71%
Nonaccruing loans ²	52.13%	47.60%
[1] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
[2] Nonaccruing loans excludes loans covered by a FDIC loss-sharing agreement.
[3] Annualized for partial-year periods
In the first nine months of fiscal year 2018, net charge-offs were $11.8 million, or 0.17% of average total loans on an annualized basis, comprised of $13.5 million of charge-offs and $1.7 million of recoveries. For fiscal year 2017, net charge-offs were $22.7 million, or 0.26%, of average total loans.
At June 30, 2018, the allowance for loan and lease losses was 0.69% of our total loan portfolio, a 2 basis point decrease compared to 0.71% at September 30, 2017. The balance of the ALLL increased to $64.7 million from $63.5 million over the same period.
Additionally, a portion of our loans which are carried at fair value, totaling $888.2 million at June 30, 2018 and $1.02 billion at September 30, 2017, respectively, have no associated allowance for loan and lease losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for loan and lease losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $7.4 million and $8.3 million at June 30, 2018 and September 30, 2017, respectively, or 0.08% and 0.09% of total loans, respectively. Finally, total purchase discount remaining on all acquired loans equates to 0.21% and 0.32% of total loans at June 30, 2018 and September 30, 2017, respectively.
The following table presents management’s historical allocation of the allowance for loan and lease losses by loan category, in both dollars and percentage of our total allowance for loan and lease losses, to specific loans in those categories at the dates indicated.

	June 30, 2018		September 30, 2017
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial real estate	$17,685	27.3%	$16,941	26.7%
Agriculture	25,289	39.1%	25,757	40.6%
Commercial non-real estate	15,860	24.6%	14,114	22.2%
Residential real estate	4,553	7.0%	5,347	8.4%
Consumer	287	0.4%	329	0.5%
Other lending	1,014	1.6%	1,015	1.6%
Total	$64,688	100.0%	$63,503	100.0%
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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.5 million at June 30, 2018 and September 30, 2017.

Deposits
We obtain funds from depositors by offering consumer and business interest-bearing accounts and term time deposits. At June 30, 2018 and September 30, 2017, our total deposits were $9.59 billion and $8.98 billion, respectively, representing an increase of $0.61 billion, or 6.8%, which was primarily concentrated in public deposit and brokered CD accounts. Our accounts are federally insured by the FDIC up to the legal maximum.
The following table presents the balances and weighted average cost of our deposit portfolio at the following dates.

	June 30, 2018		September 30, 2017
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Non-interest-bearing demand	$1,793,293	—%	$1,856,126	—%
NOW accounts, money market and savings	6,146,508	0.88%	5,847,432	0.55%
Time certificates, $250,000 or more	372,034	1.70%	273,365	1.16%
Other time certificates	1,273,483	1.07%	1,000,690	0.78%
Total	$9,585,318	0.77%	$8,977,613	0.48%
At June 30, 2018 and September 30, 2017, we had $1.01 billion and $725.4 million, respectively, in brokered deposits, an increase of $288.6 million, or 39.8%, as a result of deposit funding being more cost effective during the current quarter.
Municipal public deposits constituted $1.06 billion and $843.5 million of our deposit portfolio at June 30, 2018, and September 30, 2017, respectively, of which $736.7 million and $533.3 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 10.9% and 8.5%of our total deposits at June 30, 2018 and September 30, 2017, respectively.
The following table presents deposits by region.

	June 30, 2018	September 30, 2017
	(dollars in thousands)
South Dakota	$2,346,727	$2,231,857
Iowa / Kansas / Missouri	2,813,278	2,561,315
Nebraska	2,499,720	2,521,631
Arizona	407,230	377,610
Colorado	1,168,429	1,153,058
North Dakota / Minnesota	49,282	51,527
Corporate and other	300,652	80,615
Total deposits	$9,585,318	$8,977,613
We fund a portion of our assets with time deposits that have balances greater than $250,000 and that have maturities generally in excess of six months. At June 30, 2018 and September 30, 2017, our time deposits greater than $250,000 totaled $372.0 million and $273.4 million, respectively. The following table presents the maturities of our time deposits greater than $250,000 and less than or equal to $250,000 in size at June 30, 2018.

	Greater than $250,000	Less than or equal to $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$69,745	$436,160
Over three through six months	69,975	177,566
Over six through twelve months	103,867	299,394
Over twelve months	128,447	360,363
Total	$372,034	$1,273,483
Percent of total deposits	3.9%	13.3%
At June 30, 2018 and September 30, 2017, the average remaining maturity of all time deposits was approximately 11 and 14 months, respectively. The average time deposits amount per account was approximately $36,774 and $27,870 at June 30, 2018 and September 30, 2017, respectively.

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
Beginning in the second quarter of fiscal year 2018, the Company entered into risk participation agreements ("RPA"s) with some of its derivative counterparties to assume the credit exposure related to interest rate derivative contracts. The Company's loan customer enters into an interest rate swap directly with a derivative counterparty and the Company agrees through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $37.4 million as of June 30, 2018. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be $0.8 million at June 30, 2018 based on the fair value of the underlying swaps.
Prior to 2017 we entered into fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) with certain of our commercial and agribusiness banking customers to assist them in facilitating their risk management strategies. We mitigated our interest rate risk associated with certain of these loans by entering into equal and offsetting fixed-to-floating interest rate swap agreements for these loans with swap counterparties. We elected to account for the loans at fair value under ASC 825 Fair Value Option. Changes in the fair value of these loans are recorded in earnings as a component of noninterest income in the relevant period. The related interest rate swaps are recognized as either assets or liabilities in our financial statements and any gains or losses on these swaps, both realized and unrealized, are recorded in earnings as a component of noninterest income. The interest rate swaps are fully effective from an interest rate risk perspective, as gains and losses on our swaps are directly offset by changes in fair value of the fair value option loans (i.e., swap interest rate risk adjustments are directly offset by associated loan interest rate risk adjustments). Consequently, any changes in noninterest income associated with changes in fair value resulting from interest rate movement, as opposed to changes in credit quality, on the loans are directly offset by equal and opposite unrealized charges to or reductions in noninterest income for the related interest rate swap. Any changes in the fair value of the loans related to credit quality and the current realized gain (loss) on derivatives are not offsetting amounts within noninterest income. To ensure the correlation of movements in fair value between the interest rate swap and the related loan, we pass on all economic costs associated with our interest rate swap activity resulting from loan customer prepayments (partial or full) to the customer.
Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted.

	At and for the Nine Months Ended June 30, 2018	At and for the Fiscal Year Ended September 30, 2017
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$105,478	$132,636
FHLB advances	160,000	587,200
Total short-term borrowings	$265,478	$719,836

Maximum amount outstanding at any month-end during the period	$808,325	$719,836
Average amount outstanding during the period	$520,756	$352,395
Weighted average rate for the period	1.32%	0.70%
Weighted average rate as of date indicated	0.96%	1.24%
We had a $10.0 million revolving line of credit with a large national bank, which expired July 28, 2018, at an interest rate of one month LIBOR plus 200 basis points. At June 30, 2018, we did not have any advances on the line of credit.

Other Borrowings
In addition to FHLB short-term advances, we also have FHLB long-term borrowings of $175.0 million and $56.0 million outstanding as of June 30, 2018 and September 30, 2017.
We have outstanding $75.9 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of June 30, 2018 and September 30, 2017. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
We issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under capital rules in effect at June 30, 2018, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, commencing on February 15, 2016 until August 15, 2020. During the third quarter of fiscal year 2018, we incurred $1.3 million in interest expense on all outstanding subordinated debentures and notes compared to $1.1 million in the same period in fiscal year 2017. During the first nine months of fiscal year 2018 and 2017, interest expense on all outstanding subordinated debentures and notes was $3.7 million and $3.3 million, respectively.
Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at June 30, 2018. Customer deposit obligations categorized as “not determined” include noninterest-bearing demand accounts, NOW accounts, money market and savings accounts with no stated maturity date.

	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$1,131,602	$270,374	$217,102	$1,334	$7,964,906	$9,585,318
Securities sold under agreement to repurchase	105,478	—	—	—	—	105,478
FHLB advances and other borrowings	160,000	150,000	—	25,000	—	335,000
Subordinated debentures	—	—	—	75,920	—	75,920
Subordinated notes payable	—	—	—	35,000	—	35,000
Operating leases, net of sublease income	5,239	4,539	8,757	6,629	—	25,164
Accrued interest payable	7,925	—	—	—	—	7,925
Interest on FHLB advances	4,447	3,549	2,745	81	—	10,822
Interest on subordinated notes payable	3,455	3,455	10,364	39,615	—	56,889
Interest on subordinated debentures	1,706	1,706	5,119	3,631	—	12,162
Other Commitments:
Commitments to extend credit—non-credit card	$1,254,564	$156,602	$539,790	$251,091	$—	$2,202,047
Commitments to extend credit—credit card	219,617	—	—	—	—	219,617
Letters of credit	69,050	—	—	—	—	69,050
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

The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated.

	June 30, 2018	September 30, 2017
	(dollars in thousands)
Commitments to extend credit	$2,421,664	$2,515,653
Letters of credit	69,050	70,186
Total	$2,490,714	$2,585,839
Liquidity
Liquidity refers to our ability to maintain resources that are adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. We consider the effective and prudent management of liquidity to be fundamental to our health and strength. Our objective is to manage our cash flow and liquidity reserves so that they are adequate to fund our obligations and other commitments on a timely basis and at a reasonable cost.
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
Great Western Bancorp, Inc. Our primary source of liquidity is cash obtained from dividends paid by our bank. We primarily use our cash for the payment of dividends, when and if declared by our Board of Directors, and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our bank through equity contributions and for acquisitions. At June 30, 2018, our holding company had $56.7 million of cash. During the third quarter of fiscal year 2018, we declared and paid a dividend of $0.25 per common share. The outstanding amounts under our private placement subordinated capital notes were $35.0 million at June 30, 2018. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities.
Great Western Bank. Our bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At June 30, 2018, our bank had cash of $294.6 million and $1.37 billion of highly-liquid securities held in our investment portfolio, of which $901.1 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our bank has a letter of credit from the FHLB, which is pledged as collateral on public deposits, for $150.0 million. Our bank had $335.0 million in FHLB borrowings at June 30, 2018, with additional available lines of $1.79 billion. Our bank also had an additional borrowing capacity of $1.52 billion with the FRB Discount Window. Our bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At June 30, 2018, we had a total of $2.49 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our bank are based on the Basel III framework, as implemented by the federal bank regulators.

The following table presents our regulatory capital ratios at June 30, 2018 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,179,947	11.8%	6.0%	8.0%
Total capital	1,280,118	12.8%	8.0%	10.0%
Tier 1 leverage	1,179,947	10.6%	4.0%	5.0%
Common equity Tier 1	1,106,367	11.0%	6.375%	6.5%
Risk-weighted assets	10,031,721

Great Western Bank
Tier 1 capital	$1,150,666	11.5%	6.0%	8.0%
Total capital	1,215,837	12.1%	8.0%	10.0%
Tier 1 leverage	1,150,666	10.3%	4.0%	5.0%
Common equity Tier 1	1,150,666	11.5%	6.375%	6.5%
Risk-weighted assets	10,029,221
At June 30, 2018 and September 30, 2017, our Tier 1 capital included an aggregate of $73.6 million and $73.5 million, respectively, of trust preferred securities issued by our subsidiaries. At June 30, 2018, our Tier 2 capital included $64.7 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. At September 30, 2017, our Tier 2 capital included $63.5 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. Our total risk-weighted assets were $10.03 billion at June 30, 2018.
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

	At or for the nine months ended:		At or for the three months ended:
	June 30, 2018	June 30, 2017	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income - GAAP	$115,636	$107,125	$45,874	$40,532	$29,230	$37,662	$35,060
Add: Acquisition expenses, net of tax	—	440	—	—	—	—	—
Add: Deferred taxes revaluation	13,586	—	—	—	13,586	—	—
Adjusted net income	$129,222	$107,565	$45,874	$40,532	$42,816	$37,662	$35,060

Weighted average diluted common shares outstanding	59,134,635	59,065,402	59,170,058	59,146,117	59,087,729	59,914,144	59,130,632
Earnings per common share - diluted	$1.96	$1.81	$0.78	$0.69	$0.49	$0.64	$0.59
Adjusted earnings per common share - diluted	$2.19	$1.82	$0.78	$0.69	$0.72	$0.64	$0.59

Tangible net income and return on average tangible common equity:
Net income - GAAP	$115,636	$107,125	$45,874	$40,532	$29,230	$37,662	$35,060
Add: Amortization of intangible assets, net of tax	1,117	1,663	366	376	376	380	488
Tangible net income	$116,753	$108,788	$46,240	$40,908	$29,606	$38,042	$35,548

Average common equity	$1,775,767	$1,689,491	$1,796,066	$1,770,117	$1,761,127	$1,740,429	$1,715,460
Less: Average goodwill and other intangible assets	747,718	749,667	747,294	747,716	748,144	748,571	749,074
Average tangible common equity	$1,028,049	$939,824	$1,048,772	$1,022,401	$1,012,983	$991,858	$966,386
Return on average common equity *	8.7%	8.5%	10.2%	9.3%	6.6%	8.6%	8.2%
Return on average tangible common equity **	15.2%	15.5%	17.7%	16.2%	11.6%	15.2%	14.8%
* Calculated as net income - GAAP divided by average common equity. Annualized for partial-year periods.
** Calculated as tangible net income divided by average tangible common equity. Annualized for partial-year periods.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$305,848	$289,524	$104,672	$100,553	$100,622	$99,672	$96,888
Add: Tax equivalent adjustment	4,910	6,477	1,729	1,616	1,565	2,122	2,154
Net interest income (FTE)	310,758	296,001	106,401	102,169	102,187	101,794	99,042
Add: Current realized derivative gain (loss)	(4,946)	(11,681)	(830)	(1,640)	(2,476)	(2,714)	(3,320)
Adjusted net interest income (FTE)	$305,812	$284,320	$105,571	$100,529	$99,711	$99,080	$95,722

Average interest-earning assets	$10,577,420	$10,185,187	$10,748,078	$10,571,300	$10,412,882	$10,283,401	$10,124,404
Net interest margin (FTE) *	3.93%	3.89%	3.97%	3.92%	3.89%	3.93%	3.92%
Adjusted net interest margin (FTE) **	3.87%	3.73%	3.94%	3.86%	3.80%	3.82%	3.79%
* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

	At or for the nine months ended:		At or for the three months ended:
	June 30, 2018	June 30, 2017	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in thousands except share and per share amounts)
Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non ASC 310-30 loans:
Interest income - GAAP	$324,506	$293,483	$112,760	$106,811	$104,935	$102,998	$98,724
Add: Tax equivalent adjustment	4,910	6,477	1,729	1,616	1,565	2,122	2,154
Interest income (FTE)	329,416	299,960	114,489	108,427	106,500	105,120	100,878
Add: Current realized derivative gain (loss)	(4,946)	(11,681)	(830)	(1,640)	(2,476)	(2,714)	(3,320)
Adjusted interest income (FTE)	$324,470	$288,279	$113,659	$106,787	$104,024	$102,406	$97,558

Average non ASC 310-30 loans	$9,042,253	$8,532,650	$9,220,931	$9,064,899	$8,840,929	$8,728,514	$8,550,349
Yield (FTE) *	4.87%	4.70%	4.98%	4.85%	4.78%	4.78%	4.73%
Adjusted yield (FTE) **	4.80%	4.52%	4.94%	4.78%	4.67%	4.65%	4.58%
* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue - GAAP	$360,203	$337,998	$123,611	$119,295	$117,296	$114,412	$114,215
Add: Tax equivalent adjustment	4,910	6,477	1,729	1,616	1,565	2,122	2,154
Total revenue (FTE)	$365,113	$344,475	$125,340	$120,911	$118,861	$116,534	$116,369

Noninterest expense	$171,875	$161,312	$57,863	$59,144	$54,868	$55,332	$54,922
Less: Amortization of intangible assets	1,268	1,927	416	426	426	430	538
Tangible noninterest expense	$170,607	$159,385	$57,447	$58,718	$54,442	$54,902	$54,384
Efficiency ratio *	46.7%	46.3%	45.8%	48.6%	45.8%	47.1%	46.7%
* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,816,741	$1,732,983	$1,816,741	$1,788,698	$1,767,873	$1,755,000	$1,732,983
Less: Goodwill and other intangible assets	747,129	748,828	747,129	747,545	747,971	748,397	748,828
Tangible common equity	$1,069,612	$984,155	$1,069,612	$1,041,153	$1,019,902	$1,006,603	$984,155

Total assets	$12,009,048	$11,466,184	$12,009,048	$11,992,317	$11,806,581	$11,690,011	$11,466,184
Less: Goodwill and other intangible assets	747,129	748,828	747,129	747,545	747,971	748,397	748,828
Tangible assets	$11,261,919	$10,717,356	$11,261,919	$11,244,772	$11,058,610	$10,941,614	$10,717,356
Tangible common equity to tangible assets	9.5%	9.2%	9.5%	9.3%	9.2%	9.2%	9.2%

Tangible book value per share:
Total stockholders' equity	$1,816,741	$1,732,983	$1,816,741	$1,788,698	$1,767,873	$1,755,000	$1,732,983
Less: Goodwill and other intangible assets	747,129	748,828	747,129	747,545	747,971	748,397	748,828
Tangible common equity	$1,069,612	$984,155	$1,069,612	$1,041,153	$1,019,902	$1,006,603	$984,155

Common shares outstanding	58,911,563	58,761,597	58,911,563	58,896,189	58,896,189	58,834,066	58,761,597
Book value per share - GAAP	$30.84	$29.49	$30.84	$30.37	$30.02	$29.83	$29.49
Tangible book value per share	$18.16	$16.75	$18.16	$17.68	$17.32	$17.11	$16.75

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
As of June 30, 2018, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of June 30, 2018 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended June 30, 2018
Change in Market Interest Rates as of June 30, 2018	Twelve Months Ending June 30, 2018	Twelve Months Ending June 30, 2019
Immediate Shifts
+400 basis points	10.11%	16.25%
+300 basis points	7.60%	12.24%
+200 basis points	5.09%	8.22%
+100 basis points	2.55%	4.15%
-100 basis points	(3.87)%	(5.83)%

Gradual Shifts
+400 basis points	2.13%
+300 basis points	1.61%
+200 basis points	1.09%
+100 basis points	0.55%
-100 basis points	(1.16)%
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
Following the U.S. presidential election in 2016, there has been discussion and dialogue regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact ours and/or our customers costs, demand for our customers products, and/or the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities
We did not repurchase any of our common stock during the third quarter of fiscal year 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

EX - 10.1
Employment Agreement, dated as of June 15, 2018, between Great Western Bancorp, Inc. and Karlyn M. Knieriem (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on July 25, 2018 (File No. 001-36688))

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

Great Western Bancorp, Inc.
Date: August 7, 2018	By: ______/s/_Peter Chapman_________________ Name: Peter Chapman Title: Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS

Number	Description

10.1***
Employment Agreement, dated as of June 15, 2018, between Great Western Bancorp, Inc. and Karlyn M. Knieriem (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on July 25, 2018 (File No. 001-36688))

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

* Filed herewith
** Furnished, not filed
*** Indicates management contract or compensatory plan

