Form 10-K
period 2018-09-30
Great Western Bancorp, Inc.
filed 2018-11-27
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2018 was $2,371,749,531.
As of November 20, 2018, the number of shares of the registrant’s Common Stock outstanding was 57,666,187.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on February 21, 2019, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended September 30, 2018, are incorporated by reference under Part III.

GREAT WESTERN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE
Except as otherwise stated or the context otherwise requires, references in this Annual Report on Form 10-K to:

•	"we," "our," "us" and our "Company" refers to Great Western Bancorp, Inc., a Delaware corporation, and its consolidated subsidiaries;

•	our "Bank" refers to Great Western Bank, a South Dakota banking corporation;

•	our "states" refers to the nine states (Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota) in which we currently conduct our business;

•	our "footprint" refers to the geographic markets within our states in which we currently conduct our business;

•	"ALLL" refers to allowance for loan and lease losses;

•	"AML" refers to anti-money laundering;

•	"ASC" refers to Accounting Standards Codification;

•	"ASC 310-30 loans" or "purchased credit impaired loans" refers to certain loans that had deteriorated credit quality at acquisition;

•	"ASU" refers to Accounting Standards Update;

•	"BCFP" refers to the Bureau of Consumer Financial Protection, formerly known as the Consumer Financial Protection Bureau;

•	"BHC Act" refers to the Bank Holding Company Act;

•	"BSA" refers to the Bank Secrecy Act;

•	"CAN-SPAM Act" refers to the Controlling the Assault of Non-Solicited Pornography and Marketing Act;

•	"Capital Rules" or "Basel III" refers to the Basel Committee’s December 2010 final capital framework for strengthening international capital standards;

•	"CDD Rule" refers to the Customer Due Diligence Requirements for Financial Institutions rule;

•	"COSO" refers to the Committee of Sponsoring Organizations of the Treadway Commission;

•	"CRA" refers to the Community Reinvestment Act of 1977;

•	"CRE" refers to commercial real estate;

•	"DGCL" refers to the Delaware General Corporation Law;

•	"Exchange Act" refers to the Securities Exchange Act of 1934;

•	"FASB" refers to the Financial Accounting Standards Board;

•	"FDIA" refers to the Federal Deposit Insurance Act;

•	"FDIC" refers to the Federal Deposit Insurance Corporation;

•	"FFIEC" refers to the Federal Financial Institutions Examination Council;

•	"FHLB" refers to the Federal Home Loan Bank;

•	"FHLMC" refers to the Federal Home Loan Mortgage Corporation;

•	"FinCEN" refers to the Financial Crimes Enforcement Network;

•	"FINRA" refers to the Financial Industry Regulatory Authority;

•	"FNMA" refers to the Federal National Mortgage Association;

•	"FOMC" refers to the Federal Open Market Committee of the Federal Reserve System;

•	"FRB" or "Federal Reserve" refers to the Board of Governors of the Federal Reserve System;

•	"FTE" refers to fully-tax equivalent;

•	"GAAP" or "U.S. GAAP" refers to U.S. generally accepted accounting principles;

•	"GSE" refers to a Government Sponsored Enterprise;

•	"GWBCI" refers to Great Western Bancorporation, Inc., our predecessor, which was an Iowa corporation formed in 1968 which was previously the holding company for our Bank;

•	"HELOC" refers to home equity lines of credit;

•	"HF Financial" refers to HF Financial Corporation;

•	"HUD" refers to the U.S. Department of Housing and Urban Development;

•	"IRA" refers to an individual retirement account;

•	"IRS" refers to the Internal Revenue Service;

•	"MERS" refers to the Mortgage Electronic Registration Systems, Inc.;

•
"NAB" refers to National Australia Bank Limited, an Australian public company that was our ultimate parent company prior to our initial public offering in October 2014 and, until July 31, 2015, our principal ultimate stockholder;

•	"NAH" refers to National Americas Holdings LLC, a Delaware limited liability company formed in 2008 by NAB to facilitate NAB’s purchase of our Bank;

•	"NYSE" refers to the New York Stock Exchange;

•	"OFAC" refers to the Office of Foreign Assets Control;

•	"RPA" refers to a risk participation agreement;

•	"Sarbanes-Oxley Act" refers to the Sarbanes-Oxley Act of 2002;

•	"SBS" refers to strategic business services of our Bank;

•	"SD Division of Banking" refers to the Division of Banking of the South Dakota Department of Labor and Regulation;

•	"SEC" refers to the Securities and Exchange Commission;

•	"Securities Act" refers to the Securities Act of 1933;

•	"Tax Reform Act" refers to the Tax Cuts and Jobs Act of 2017;

•	"TDR" refer to a troubled debt restructuring; and

•	"USA PATRIOT Act" refers to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "believes," "can," "could," "may," "predicts," "potential," "should," "will," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "views," "intends" and similar words or phrases. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in "Item 1A. Risk Factors" or "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" or the following:

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

•
possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations, including the potential negative effects of imposed and proposed tariffs and retaliatory tariffs on products that our customers may import or export, including among others, agricultural products;

•	possible impairment of our goodwill and other intangible assets, or any adjustment of the valuation of our deferred tax assets;

•	the effects of geopolitical instability, including war, terrorist attacks, and man-made and natural disasters;

•	the impact of, and changes in applicable laws, regulations and accounting standards, policies and interpretations, including the impact of the Tax Reform Act;

•	legal, compliance and reputational risks, including litigation and regulatory risks;

•	our inability to receive dividends from our Bank and to service debt, pay dividends to our common stockholders and satisfy obligations as they become due;

•
expected cost savings in connection with the consolidation of recent acquisitions may not be fully realized or realized within the expected time frames, and deposit attrition, customer loss and revenue loss following completed acquisitions may be greater than expected; and

•
our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act to maintain an effective system of internal control over financial reporting.

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
Our Business
We are a full-service regional bank holding company focused on relationship-based business and agri-business banking. We serve our customers through 174 branches in attractive markets in nine states: Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. We were established more than 80 years ago and have achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. By leveraging our business and agri-business focus, highly efficient operating model, robust approach to risk management and presence in attractive markets, we have achieved steady and profitable growth—both organically and through disciplined acquisitions. We have successfully completed nine acquisitions since 2006, including our 2010 FDIC assisted acquisition of TierOne Bank, which represented approximately $2.54 billion in acquired assets, and our 2016 acquisition of HF Financial, which represented approximately $1.12 billion of acquired assets. Our net income was $157.9 million for fiscal year 2018 and our loans and total assets were $9.45 billion and $12.12 billion, respectively, at September 30, 2018.

Washington
Montana
Oregon
Idaho
Wyoming
California
Nevada
Utah
North Dakota
South Dakota
Nebraska
Minnesota
Iowa
Wisconsin
Michigan
Illinois
Indiana
Ohio
Colorado
Kansas
Missouri
Arizona
New Mexico
Texas
Oklahoma
Arkansas
Louisiana
Tennessee
Mississippi
Alabama
Georgia
Florida
Kentucky
West Virginia
Virginia
North Carolina
South Carolina
Pennsylvania
New York
Vermont
New Hampshire
Maine
Massachusetts
Rhode Island
Connecticut
New Jersey
Delaware
Maryland

We focus on business and agri-business banking, complemented by retail banking and wealth management services. Our loan portfolio consists primarily of business loans, comprised of CRE loans, agri-business loans and commercial non-real estate loans. At September 30, 2018, our business and agri-business loans collectively accounted for 90.1% of our total loan portfolio. In addition, 68.4% of our aggregate loan portfolio, which comprised 49.0% of CRE loans, 10.5% of agriculture real estate loans and 8.9% of residential real estate loans, was primarily secured by interests in real estate predominantly located in the states in which we operate. In addition, some of our other lending occasionally involves taking real estate as primary or secondary collateral. We offer small and mid-sized businesses a focused suite of financial products and have established strong relationships across a diversified range of sectors, including key areas supporting regional growth such as hospitality/tourism, agri-business services, freight and transport and healthcare. We have developed extensive expertise in CRE and agri-business lending, which serves two of the most prominent industries across our markets, and we offer a variety of financial services designed to meet the specific needs of such customers. We also provide a range of deposit and loan products to our retail customers through several channels, including our branch network, online banking system, mobile banking applications and customer care centers. In our wealth management business, we seek to expand our private banking, financial planning, investment management and insurance operations to better position us to capture an increased share of the business of managing the private wealth of many of our business and agri-business customers.
Our banking model seeks to balance the best of being a "big enough" and a "small enough" bank, providing capabilities typical of a much larger bank, such as diversified product specialists, customized banking solutions and multiple delivery channels, with a customer-focused culture usually associated with smaller banks. Our focus on balancing these capabilities with a service-oriented culture is embedded within our operations and is enhanced by focusing on our core competencies. We are well recognized within our markets for our relationship-based banking model that provides for local, efficient decision making. We believe we serve our customers in a manner that is responsive, flexible and accessible. Our relationship bankers strive to build deep, long-term relationships with customers and understand the customers’ specific needs to identify appropriate financial solutions. We believe we have been successful in attracting customers and bankers from larger competitors because of our flexible approach and the speed and efficiency with which we provide banking solutions to our customers while maintaining disciplined underwriting standards.
Our Business Strategy
We believe that stable long-term growth and profitability are the result of building strong customer relationships while maintaining disciplined underwriting standards and continuing our focus on our operational efficiency. We plan to focus on originating high-quality loans and growing our deposit base through our relationship-based business and agri-business banking approach. We believe that continuing to focus on our core strengths will enable us to gain market share and increase profitability. The key components of our strategy for continued success and future growth include the following:
Attract and Retain High-Quality Relationship Bankers
A key component of our growth in our existing markets and entry into new markets has been our ability to attract and retain high-quality relationship bankers. Since October 1, 2014, we have expanded our existing markets by opening loan production offices or branches in 9 new markets. Also since that date we have recruited approximately 55 new business and agri-business relationship bankers (out of a total of approximately 199 business and agri-business relationship bankers at September 30, 2018), with average industry experience of over 14 years when hired. We believe we have been successful in recruiting qualified relationship bankers due primarily to our decentralized management approach, focused product suite and flexible and customer-focused culture while continuing to provide sophisticated banking capabilities to serve our customers’ needs. We intend to continue to hire experienced relationship bankers to execute our relationship-driven banking model. We utilize a variable compensation structure designed to incentivize our business and agri-business relationship bankers by tying their compensation to both the performance of the Company and their individual overall performance. We measure individual business banker performance based on revenue, loans originated, deposits raised and asset quality/risk, among other performance measurements. We believe this structure establishes the appropriate incentives to serve our customers' needs, maintain strong performance and satisfy our risk management objectives. By leveraging the strong networks and reputation of our experienced relationship bankers, we believe we can continue to grow our loan portfolio and deposit base as well as offer customers a range of products and services to fulfill their financial needs.
Optimize Footprint in Existing and Complementary Markets
We pursue attractive growth opportunities to expand within our existing footprint and enter new markets aligned with our business model and strategic plans. We believe we can increase our presence in under-represented areas in our existing markets and broaden our footprint in attractive markets adjacent and complementary to our current markets by continuing our emphasis on business and agri-business banking. Our branch strategy is guided by our ability to recruit experienced relationship bankers in under-represented and new markets. These bankers expand our banking relationships into these markets prior to opening a branch, which increases our likelihood of expanding profitably by developing an asset and/or deposit base before we establish a branch in that market. We will continue to opportunistically consider opening new branches. We intend to capitalize on growth opportunities we believe exist in growing economies in and adjacent to our existing markets.
Deepen Customer Relationships
We believe that our reputation, expertise and relationship-based banking model enable us to deepen our relationships with our customers. We look to leverage our relationships with existing customers by offering a range of products and services suitable to their needs such as online and mobile banking for consumer customers. We have sought to grow our customer deposit base by attracting more deposits from our business and agri-business customers. We offer alternative cash management solutions intended to help retain business customers. We seek to expand and enhance our wealth management platform through focused product offerings that we believe will appeal to our more affluent customers. We intend to continue to capitalize on opportunities to capture more business from existing customers throughout our banking network. During fiscal year 2018, we opened two new branches to expand our business banking and retail deposit raising initiatives in addition to continually improving our product offerings and presence in existing locations.
Continue to Improve Efficiency and Manage Costs
We believe that our focus on operational efficiency is critical to our profitability and future growth. We intend to carefully manage our cost structure and continuously refine and implement internal processes to create further efficiencies and enhance our earnings. We believe our scalable systems, risk management infrastructure and operating model will better enable us to achieve further operational efficiencies as we grow our business.

Opportunistically Pursue Acquisitions
Our management team has extensive expertise and a successful track record in evaluating, executing and integrating attractive, franchise-enhancing acquisitions. We have successfully completed nine acquisitions since 2006, including our 2010 FDIC assisted acquisition of TierOne Bank, which represented approximately $2.54 billion in acquired assets, and our 2016 acquisition of HF Financial, which represented approximately $1.12 billion in acquired assets. We will continue to consider acquisitions that are consistent with our business strategy and financial model as opportunities arise. Illustrated below, as of September 30, of each indicated year, is the growth in our total assets, including the amount attributed as a result of acquisitions in that fiscal year.

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
$12.1
'06
'07
'08
'09
'10
'11
'12
'13
'14
'15
'16
'17
'18
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
Our Prior Relationship With NAB
We were formed as a Delaware corporation in July 2014 as a wholly-owned subsidiary of NAH to be the publicly traded holding company for our Bank.  NAH was formed as a Delaware limited liability company in 2008 by NAB to facilitate NAB’s purchase of our Bank. In connection with our initial public offering in October 2014, we purchased all outstanding common stock issued by GWBCI from National Americas Investments, Inc., a wholly-owned subsidiary of NAH. Following this purchase, GWBCI was merged with and into us and we continue as the surviving corporation succeeding to all the assets, liabilities and business of GWBCI. We conduct our business through our Bank as a single reportable segment, with all of our identifiable assets located in the United States.
Prior to our initial public offering, we were an indirect wholly-owned subsidiary of NAB. NAB sold 18.4 million shares, representing 31.8% of our common stock, in the initial public offering. On May 6, 2015, NAB sold 23.0 million shares of our common stock, representing 39.7% of the common stock, in the second stage of its planned divestiture. On July 31, 2015, NAB sold all of its remaining shares of our common stock in a secondary public offering of 13.8 million shares and a concurrent share repurchase transaction in which we acquired 2.7 million shares from NAB to fully divest its ownership. There are no debts payable to NAB or its affiliates remaining.

Our Business Lines
Business Banking
Business banking is a key focus of our business model and is one of our core competencies. We provide business banking services to small and mid-sized businesses across a diverse range of industries, including key sectors supporting regional growth such as hospitality/tourism, ancillary agri-business services (e.g., farm equipment suppliers and grain and seed merchants), freight and transport and healthcare (e.g., hospitals, physicians, care facilities and dentists). We offer our business banking customers a focused range of financial products designed to meet the specific needs of their businesses, including loans, lines of credit, cash management services, online business deposit and wire transfer services, in addition to noninterest-bearing demand accounts, interest-bearing non-transaction accounts and corporate credit cards. At September 30, 2018, business banking represented $2.98 billion in deposits, an increase of $112.6 million from September 30, 2017, and $6.33 billion in loans, an increase of $485.6 million over the same period, which represents 30.7% and 67.0%, respectively, of our total deposits and loans.
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
Our business banking lending portfolio comprises of CRE and commercial non-real estate loans. CRE loans include both owner-occupied CRE and non-owner-occupied CRE loans, multifamily residential real estate loans and construction and development loans. CRE lending is a significant component of our overall loan portfolio, although we are focused on managing our exposure to land development loans within construction and development lending, in particular, which we believe is relatively riskier than other types of CRE lending, including owner-occupied CRE lending. Commercial non-real estate loans represent another of our core competencies in business banking. We offer a focused range of lending products to our commercial non-real estate customers, including working capital and other shorter-term lines of credit, fixed-rate loans over a wide range of terms and variable-rate loans with varying terms.
The following table presents the composition of our business lending as of September 30, 2018.

	September 30, 2018
	South Dakota	Iowa / Kansas / Missouri	Nebraska	Arizona	Colorado	North Dakota / Minnesota	Other ²	Total	% of Total Loan Unpaid Principal Balance
	(dollars in thousands)
Non-owner-occupied CRE loans ¹	$544,517	$642,318	$444,160	$269,854	$363,120	$106,695	$(23,427)	$2,347,237	24.8%
Owner-occupied CRE loans ¹	290,901	393,089	248,478	139,071	233,937	29,004	—	1,334,480	14.1%
Construction and development loans ¹	109,659	102,345	119,864	156,328	131,993	13,771	3,733	637,693	6.8%
Multifamily residential real estate loans ¹	114,011	66,366	49,349	7,233	16,759	55,122	1,080	309,920	3.3%
Commercial non-real estate loans ¹	287,744	800,598	377,368	63,506	128,185	7,169	35,417	1,699,987	18.0%
Total business loans	$1,346,832	$2,004,716	$1,239,219	$635,992	$873,994	$211,761	$16,803	$6,329,317	67.0%
 [1] Unpaid principal balance for commercial real estate, agriculture and commercial non-real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to manage our interest rate risk.

 [2] Balances in this column represent acquired workout loans and certain other loans managed by our workout staff, commercial and consumer credit card loans, fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

The following charts present the compositions of our CRE and commercial non-real estate loan portfolios, aggregated by customer exposure as of September 30, 2018, which are diversified across loan sizes.

Agri-business Banking
In addition to business banking, we consider agri-business lending one of our core competencies. We have been providing banking services to the agricultural community since our Bank was founded. We have developed extensive expertise and brand recognition in agri-business lending, which is one of the larger sectors that we serve. We provide loans and banking services to agri-business customers across our geographic footprint. We predominantly lend to grain and protein producers who produce a range of agricultural commodities. Our agri-business customers range in size from small family farms to large commercial farming operations. At September 30, 2018, our agri-business loan portfolio was $2.18 billion, representing 23.1% of our Bank’s $9.42 billion in total lending. Our agri-business loan portfolio was balanced at September 30, 2018, among the major types of agri-cultural production undertaken in our footprint, with grains (primarily corn, soybeans and wheat) representing 31.2% of our agri-business loan portfolio; proteins (primarily beef cattle, dairy products and hogs) representing 52.7% of our agri-business loan portfolio; and other products (including cotton, trees, fruits and nuts and vegetables, among others) representing 16.1% of our agri-business loan portfolio, as set forth in the chart below.
The composition of our agri-business lending portfolio is also geographically diversified across our footprint in our six business regions, as set forth in the table below.

	September 30, 2018
	Agri-business Loans	% of Agri-business Loan Portfolio
	(dollars in thousands)
South Dakota	$686,184	31.5%
Iowa, Kansas and Missouri	389,341	17.8%
Nebraska	147,366	6.8%
Arizona	785,107	36.0%
Colorado	182,002	8.3%
North Dakota and Minnesota	3,121	0.1%
Other ¹	(10,433)	(0.5)%
Total	$2,182,688	100.0%
[1] Balances in this row represent acquired workout loans and certain other loans managed by our staff, fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

We offer a number of products to meet our agri-business customers’ banking needs, from short-term working capital funding to long-term land-related lending, as well as other tailored services. Through relationships with insurance agencies, we make available to our customers crop insurance that can provide farms with options for financial protection from various events, including flood, drought, hail, fire, disease, insect damage, wildfire and earthquake. We service our agri-business customers through dedicated relationship bankers with deep industry/sector knowledge, supplemented by a team of local bankers focused on agriculture who build long-term relationships with customers.
Retail Banking
Retail banking provides a source of low-cost funding and deposit-related fee income. At September 30, 2018, our branch network consisted of 174 branch offices located in 130 communities. Our branch network enhances our ability to gather deposits, expand our brand presence, service our customers’ needs, originate loans and maintain our customer relationships.

We offer traditional banking products to our retail customers, including noninterest-bearing demand accounts, interest-bearing demand accounts and time deposits. As the banking industry continues to experience broader customer acceptance of online and mobile banking tools for conducting basic banking functions and retail customers use branch locations with less frequency than they have historically, we serve our customers through a wide range of non-branch channels; including online, telephone and mobile banking platforms. In addition, we continue to optimize our branch network and have closed and/or relocated many less profitable branches. We continue to strive to optimize the effectiveness of our distribution channels and increase our operational efficiency to adapt to increasing customer preferences for self-service banking capabilities. At September 30, 2018, we had ATMs at 163, or 93.7%, of our branches and had another 11 company-owned ATMs at off-site locations. We are part of the MoneyPass and SHAZAM networks, enabling our customers to withdraw cash surcharge-free and service charge-free at over 35,000 ATM locations across the country.
The following table presents our retail branch network spread among our six regions.

	September 30, 2018
	Number of branches	% of branches
South Dakota	38	21.9%
Iowa, Kansas and Missouri	55	31.6%
Nebraska	50	28.7%
Arizona	8	4.6%
Colorado	20	11.5%
North Dakota and Minnesota	3	1.7%
Total	174	100.0%
We also provide a variety of loan products to individuals. At September 30, 2018, our residential real estate and consumer portfolio was $887.3 million, representing 9.4% of our total lending, and comprised residential mortgage loans, home equity loans and home equity lines of credit and general lines of credit, auto loans and other loans. We also have a small amount of consumer credit card balances outstanding. In addition to retail loans held in our portfolio, we also originate residential mortgage loans for resale (including their servicing) on the secondary market and, in the fiscal year ended September 30, 2018, we sold $266.5 million of these loans and serviced $613.3 million of mortgage loans. At September 30, 2018, we had a retail and mortgage loan officer base of 425 individuals. Home equity originations (including residential mortgages) are sourced almost exclusively through our branch network. Our home equity loan portfolio is conservatively underwritten, including assessment of the borrower’s income, FICO score and the loan-to-value ratio. See "—Loans—Underwriting Principles" for discussion of our credit underwriting standards.
Wealth Management
We also provide our customers with a selection of wealth management solutions, including financial planning, private banking, investment management and trust services through associations with third party vendors, including registered broker-dealers and our investment adviser. Our investment representatives offer our customers investment management services through our branch network which entails overseeing and recommending investment allocations between asset classes based on a review of a client’s risk tolerance. These representatives also offer and sell insurance solutions, including life insurance, and offer trust services, including personal trusts and estate planning. At September 30, 2018 our investment representatives had $631.9 million in assets under management, and, through our trust services group, we had $1.21 billion in assets under management, for a combined total of $1.85 billion in assets under management. Enhancing and expanding our wealth management business is an important component of our strategic plan, as we believe it can deepen our customer relationships, create opportunities to provide a wider range of financial services products to our customers and drive stable and recurring revenue.
Loans
Overview
Our loan portfolio consists primarily of CRE, commercial non-real estate and agri-business loans. We also originate residential real estate loans, personal loans, home equity loans, lines of credit, credit cards and auto loans. As described below, our loan portfolio is diversified across our customer base.

The following chart sets forth the composition of our loan portfolio by loan category as of September 30, 2018.
Our underwriting principles, discussed below, require portfolio diversification across geographies, industries and customers. Our lending is diversified both geographically, predominantly across our nine footprint states, and across our loan categories referenced above and within each of these categories. For example, within agri-business lending, our portfolio is diversified across grain, protein and other types of agri-business. Our commercial non-real estate and owner-occupied CRE lending categories are well diversified, with no individual industry comprising more than 10.0% of lending in these combined categories. See "—Our Business Lines—Agri-business Banking" for information about the composition of our agri-business loan portfolio and "—Our Business Lines—Business Banking" for information about the composition of our business banking loan portfolio. At a customer level, our largest exposure represents 0.7% of our total loans, and our top ten loan exposures represent approximately 5.4% of our total loans at September 30, 2018.
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
We also assess the presence and viability of one or more acceptable secondary sources of repayment to mitigate potential future borrower cash flow deterioration. To improve the reliability of secondary sources of repayment, we prefer originating loans on a secured basis, and at September 30, 2018, less than 1.0% of our total lending was on an unsecured basis. We typically engage in unsecured lending only in situations involving long-standing customers of sound net worth and above-average liquidity with strong repayment ability (other than in connection with credit cards we issue).
We have a delegated credit authorities framework that provides what we believe to be conservative levels of lending authority to our bankers commensurate with their role and lending experience. Commitments above the lending thresholds established for a banker require the approval, depending on the size of the commitment, of our regional credit managers, central senior credit managers, Chief Credit Officer or, for our largest commitments, our transactional credit committee. Loan analysis and decisions are documented and form part of the loan’s continual monitoring and relationship management record. We believe this framework provides the necessary separation of authority and independence in the credit underwriting process while providing flexibility to expedite appropriate credit decisions and provide competitive customer service.

Agri-business. The underwriting principles described above generally apply to our agri-business lending, although our assessment of cash flow sustainability, acceptability of borrowing purpose, borrower liquidity, industry environment, marketing and management capability, integrity and experience are considered in light of the unique attributes of agri-business lending. For example, we review the adequacy and sustainability of an agri-business customer’s operating cash flows to determine adequate coverage of interest and scheduled principal repayments, and, generally, require a minimum of 1.10 times in the most recent year or based on a 3-year average. We work with the borrower to select the appropriate funding facility, such as working capital line funding for short-term needs, medium-term borrowing to fund purchases of durables like machinery or equipment and long-term real estate loans, which are typically committed for five to ten years, with a maximum of 15 years.
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
As is the case with all types of lending, external risks beyond a customer’s business and operations can affect repayment. Our agri-business lending, in particular, is subject to several external risks that we manage in various ways, including:

•
Price cycles and volatility—Agricultural commodity prices are both cyclical and volatile, and we seek to manage these factors by diversifying our portfolio across a range of agri-business customers including grain producers and protein producers (e.g., generally, low grain prices assist protein producers since their businesses use grains as inputs) and by determining and applying appropriate advance rate guidelines to agricultural commodities used as collateral, as discussed above.

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

•
Land prices—As discussed above, we focus on cash flow lending, which helps farms to ensure that they have sufficient cash flow to service debt and support their businesses, and generally take land as collateral, which provides a secondary repayment source, after assessing collateral quality and adequacy.

Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to consumers, businesses and other customers with a variety of rates and terms. Deposits at our Bank are insured by the FDIC up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At September 30, 2018, we held $9.73 billion of total deposits. At September 30, 2018, our deposit base consisted of $3.78 billion, or 38.9%, in interest-bearing and noninterest-bearing transaction accounts, $4.10 billion, or 42.1%, in interest-bearing non-transaction accounts, and $1.85 billion, or 19.0%, in time deposits.
Our deposit base is diversified across our geographic footprint, as illustrated by the following table showing the composition of our deposit base by the geographic region of our branches at September 30, 2018.

	September 30, 2018
	Number of Branches	Deposits	% of Deposits
	(dollars in thousands)
South Dakota	38	$2,422,208	24.9%
Iowa, Kansas and Missouri	55	2,757,408	28.3%
Nebraska	50	2,472,297	25.4%
Arizona	8	399,212	4.1%
Colorado	20	1,228,762	12.6%
North Dakota and Minnesota	3	50,359	0.5%
Corporate and other	—	403,253	4.2%
Total	174	$9,733,499	100.0%
Our deposit base is also diversified by client type. As of September 30, 2018, no individual depositor represented more than 1.3% of our total deposits, and our top ten depositors represented 6.6% of our total deposits. We continue our strategy of focusing on cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature. At September 30, 2018, our deposit base included $959.4 million of municipal deposits, against which we were required to hold $622.1 million of collateral. Municipal deposits represent approximately 639 customers with an average balance per customer of $1.5 million.
Via the internet, we also offer certain traditional consumer deposit products available for customers within our footprint. Our online consumer banking platform is full-featured with quick and secure access to activity, statements and other features including rewards where customers can earn cash back by using their bank card at select merchants, and Mobile Banking where customers can access accounts on eligible devices, review account balances, transfer funds, deposit checks and pay bills from the convenience of their smart device.
The graph below shows our total deposits and deposits acquired at the end of each fiscal year presented, as well as weighted average costs of deposits for each fiscal year presented.
Investments
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
The following table sets forth the composition of our investment portfolio by category as of September 30, 2018.

	September 30, 2018
	Investments	% of Investments
	(dollars in thousands)
U.S. Treasury securities	$168,394	11.8%
Mortgage-backed securities:
Government National Mortgage Association	442,458	31.0%
Federal Home Loan Mortgage Corporation	297,380	20.8%
Federal National Mortgage Association	188,192	13.2%
Small Business Assistance Program	260,458	18.2%
States and political subdivision securities	69,566	4.9%
Other	1,006	0.1%
Total	$1,427,454	100.0%
Marketing and Sales
Our goal of increasing our share of financial services in our market areas is driven by a technology, marketing, communication and sales strategy which aims to strengthen the bank brand and generate public awareness through innovative marketing and public relations initiatives leveraging both traditional and emerging social media channels in new ways to advance the brand and create meaningful connections with existing and potential customers. We believe strongly that by leading with a culture of service, we will have more opportunity to provide our products and services and to create deeper customer relationships. A successful marketing program will attract customers to visit our Bank. Combined with a highly tuned service environment and well-trained associates, this leads to our strong service culture and is a key element in our ability to attract both talented associates and loyal customers.

Risk Oversight and Management
We believe risk management is another core competency of our business. As we have grown, our risk team and its capabilities have expanded. Our risk management consists of comprehensive policies and processes and seeks to emphasize personal ownership and accountability for risk with all our employees. We expect our people to focus on managing our risks, and we support this with appropriate oversight and governance and a framework based on three lines of defense (including an internal audit team who report directly to the Audit Committee of our Board of Directors). We delegate authority for our risk management oversight and governance to a number of executive and senior management committees, each responsible for overseeing various aspects of our risk management process. Various board committees, including the Risk Committee of our Board of Directors, provide oversight over our risk management function. The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted in May 2018 and provides certain regulatory relief with respect to non-bank financial companies supervised by the Federal Reserve and certain bank holding companies, by, among other things, increasing the asset threshold for mandatory risk committees from $10 billion to $50 billion in total assets. Our assets do not exceed $50 billion, but in the interests of good corporate governance, risk management and oversight, we believe it is extremely important to maintain and continue our Risk Committee of the Board of Directors.
Our Bank's Management Risk Committee is responsible for oversight and governance of all risks across the enterprise. These responsibilities include monitoring our Bank’s overall risk profile to ensure it remains within the Board-approved risk appetite and adjusting activities as appropriate, assessing new and emerging risks, monitoring our risk management culture, assessing acceptability of the risk impacts of any material changes (or additions) to our products, vendor relationships, partnerships or other processes and overseeing compliance with regulatory expectations and requirements. The Management Risk Committee is chaired by our Chief Executive Officer and includes our President, Chief Risk Officer, Chief Credit Officer, Chief Financial Officer and executives and management representing our business and support areas. The Management Risk Committee is supported by the following subcommittees, each with specific responsibility to monitor, oversee and approve changes in their respective areas of focus relating to risks: Asset & Liability Committee, Compliance Committee, Transactional Credit Committee, Risk Standards Review Panel, Stress Test Working Group and IT Steering Committee, Change Review Board and Executive Management Risk Committee Subcommittee. Our Transactional Credit Committee reviews and approves our largest lending exposures.
Our Chief Risk Officer leads our integrated risk management function that provides second line oversight of all enterprise risk, including strategic risk, credit risk and operational risk (such as compliance, regulatory and reputational risk), as well as overseeing ongoing enhancements to our risk management processes. Our Chief Risk Officer, a member of our executive leadership team, reports to our Chief Executive Officer and has direct access to the Risk Committee of our Board of Directors. In addition, our executive leadership team and other members of management have responsibility for oversight and management of risk across business and operational lines.
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
We manage risk through three lines of defense that allocate responsibility and accountability for risk management throughout our business. Our first line of defense is our business lines, credit and support functions, which are accountable for being aware of and managing the risks in their respective business areas and for operating within our established risk framework and appetite. Our second line of defense is our risk team, which provides monitoring, control, advice and oversight that our risks are being managed to an acceptable level across the enterprise, and our third line of defense is our internal audit function, which provides independent assurance that our internal control frameworks are operating effectively.
Credit Risk Management
Credit risk is the potential for loss arising from a customer, counterparty or issuer failing to meet its contractual obligations to us. Our strategy for managing credit risk includes well-defined, centralized credit policies, uniform underwriting criteria, clearly delegated authority levels and accountability, ongoing risk monitoring and review processes for credit exposures and portfolio diversification by geography, industry and customer. We segment our loan portfolio into a number of asset classes for purposes of developing and documenting our credit risk management procedures and determining associated allowance for loan and lease losses, including CRE, agriculture, commercial non-real estate, real estate, consumer and other lending. For a discussion of our underwriting standards, see "—Loans—Underwriting Principles."

We emphasize regular credit examinations and management reviews of loans with deteriorating credit quality as part of our credit risk management strategy. As part of this process, we perform assessments of asset quality, compliance with commercial, agriculture and consumer credit policies and other critical credit information. We also monitor and update risk ratings on our non-consumer loans on an ongoing basis. With respect to consumer loans, we typically use standard credit scoring systems to assess our credit risks. We also rely on a dedicated risk asset review team to provide independent oversight of portfolio asset quality and policy compliance.
We have well-established procedures for managing loans that either show early signs of weakness or appear to have actually weakened. These procedures include moving a loan to our "watch" list when we have early concerns. Loans on our watch list receive more intense focus, along with more senior-level monitoring and reporting, a requirement of higher credit authority approval for any further lending increase and action plans for improving the prospects for such loans. Loans that we rate "substandard" (or lower) that are over $250,000 will generally fall under the management or consultation of our SBS team, our specialist loan rehabilitations, workout and other real estate owned asset team. These loans are actively managed, with the primary goal of SBS rehabilitating the loans to "performing" status. If rehabilitation is not feasible, a loan workout strategy is developed and put into execution to maximize our Bank’s recovery of loan proceeds and other costs to which our Bank is legally entitled. SBS also oversees the litigation of troubled assets, when appropriate. In addition, appropriate reserves and charge-offs are made based on assessment of potential realization levels and related costs.
Our non-lending activities also give rise to credit risk, including exposures resulting from our investment in securities and our entry into interest rate swap contracts. For more information on these activities, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition—Investments" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition—Derivatives."
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
Our operational risks related to legal and compliance matters are heightened by the heavily regulated environment in which we operate. We have designed our processes and systems, and provide education of applicable legal and regulatory standards to our employees, to comply with these requirements. For information on the legal framework in which we operate, and which our operational risk processes and systems are designed to address, see "—Supervision and Regulation."
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

We compete for loans principally through the quality of service we provide to borrowers while maintaining competitive interest rates, loan fees and other loan terms. We emphasize personalized relationship banking services and the local and efficient decision-making of our banking businesses. Our most direct competition for loans comes from larger regional and national banks, savings banks and associations, online internet banks, credit unions, insurance companies and service-focused community banks that target the same customers. We also face competition for agri-business loans from participants in the nationwide Farm Credit System and global banks.
We compete for wealth management clients based on the level of investment performance, fees and personalized client service. Our competition in wealth management services comes primarily from other institutions, particularly larger regional and national banks, providing similar services, wealth management companies and brokerage firms, many of which are larger than we are and provide a wider array of products and services.
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
Information Technology Systems
We devote significant resources to maintain stable, reliable, efficient and scalable information technology systems. We utilize a single, highly integrated core processing system from a third party vendor across our business that improves cost efficiency and acquisition integration. As advantageous, we work with our third party vendors to maximize the efficiency of our use of their applications. We use integrated systems to originate and process loans and deposit accounts, which reduces processing time, improves customer experience and reduces costs. Most customer records are maintained digitally. During fiscal year 2018, we have continued to execute on information security, digital banking, and cash management banking services initiatives and have implemented a new consumer online account opening service to continue to enhance the overall client experience.
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
Employees
As of September 30, 2018, we had 1,664 total employees, which included 1,528 full-time employees and 136 part-time employees. Of our 1,664 employees, 1,197 are in core banking (i.e., non-line of business branch network employees, including relationship bankers), 85 employees are in lines of business (e.g., mortgage, credit cards, investments), 30 employees are in finance, 200 employees are in support services (i.e., employees in operations, IT and projects), 99 employees are in risk and credit management, 14 employees are in internal audit and 39 employees are in other functions. We believe our relationship with our employees to be generally good. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements.
Executive Officers of the Registrant
The following table and the descriptions below set forth biographical information regarding our executive officers.

Name	Age	Position
Ken Karels	61	Chief Executive Officer and Chairperson of the Board
Doug Bass	57	President and Chief Operating Officer
Peter Chapman	45	Chief Financial Officer and Executive Vice President
Tim Kintner	60	Regional President and Executive Vice President
Michael Gough	57	Chief Credit Officer and Executive Vice President
Karlyn Knieriem	51	Chief Risk Officer and Executive Vice President

Kenneth Karels has served as our Chief Executive Officer and on our Board of Directors since 2010 and was elected Chairman in 2017. Mr. Karels is also the Chairman and Chief Executive Officer of our Bank and serves on the Boards of Directors of our Bank and our Bank's other subsidiaries. Mr. Karels’ duties include overall leadership and executive oversight of our Bank. Mr. Karels has over 40 years of banking experience and expertise in all areas of bank management and strategic bank acquisitions. He also served as our President from 2010 until September 30, 2018 and has served in several different capacities at our Bank since February 2002, including President, Regional President and Chief Operating Officer for the Bank’s branch distribution channel including agriculture, business and retail lending and deposits functions. During his executive tenure, Mr. Karels has helped grow our Bank from $5.2 billion in assets at September 30, 2009 to over $12 billion in assets today. Before joining our Bank, Mr. Karels served as President and Chief Executive Officer at Marquette Bank, Milbank, SD, where he was employed for 25 years. In addition, Mr. Karels also serves as a member of the Federal Advisory Council to the Board of Governors of the Federal Reserve Bank, on the board of Avera Health Systems, the board of Valley Queen Cheese and the board of the South Dakota Education Enhancement and Funding Corporation.
Doug Bass has served as President and Chief Operating Officer of our Company and our Bank since 2018. Mr. Bass is responsible for overall loan and deposit growth, De novo office expansion, operating efficiency, our wealth management and mortgage banking lines, People & Culture, and for implementing technological and strategic initiatives for our Company. In total, Mr. Bass has over 36 years of banking experience. Mr. Bass has worked in various capacities with our Company and Bank since 2009, including serving as an Executive Vice President of our Company and Regional President of our Bank since 2010. Mr. Bass has expertise in all areas of bank management within our Bank. Before joining our Bank, Mr. Bass served as President of First American Bank Group. Previously Mr. Bass served in various capacities over 15 years with Firstar Corporation, which is now known as US Bank, including as President and Chief Executive Officer of Firstar’s Sioux City and Council Bluffs operations in western Iowa and as Manager of Correspondent Banking for its eastern Iowa operations, which also included responsibility for commercial banking and agri-business lending.
Peter Chapman has served as our Chief Financial Officer and Executive Vice President since 2013 and on GWBCI's Board of Directors from January 2013 until October 2014. Mr. Chapman is also the Chief Financial Officer and Executive Vice President of our Bank. In 2017, Mr. Chapman also began overseeing all of our banking operations within the states of Minnesota and North Dakota. Mr. Chapman has over 20 years of industry experience and is responsible for all aspects of our financial and regulatory reporting together with planning and strategy and treasury management of our balance sheet. From 2010 until he was appointed as our Chief Financial Officer in November 2012, Mr. Chapman served as the General Manager, Finance Performance Management & Non Traded Businesses for NAB’s Wholesale Banking business. From 2007 through 2010, Mr. Chapman served as Head of Financial Control at NAB and was responsible for oversight and delivery of NAB’s external financial reporting and internal management reporting. From 2004 through 2007, Mr. Chapman was Manager, and then Senior Manager, in NAB’s Group Accounting Policy team. From 1995 through 2004, Mr. Chapman held various roles with Ernst & Young’s Financial Services Audit Division, including Group Manager of its Melbourne, Australia office’s Financial Services Audit practice, and he was seconded to Ernst & Young’s New York office from 1998 through 2000. Mr. Chapman has been a Chartered Accountant with the Institute of Chartered Accountants Australia since 1998 and is currently a Fellow of the Institute.
Timothy Kintner has served as our Executive Vice President and as Regional President of our Bank since 2018. Mr. Kintner oversees all of our banking operations in South Dakota and our retail banking operations. Mr. Kintner has over 30 years of banking experience and has expertise in all areas of bank management and strategic bank planning. Before joining our Bank, Mr. Kintner held the position of Executive Vice President – Regional Banking Markets and Community Relations for Bankers Trust Company in Des Moines, IA since 2013. Prior to that, he served as President and CEO of Bankers Trust in Cedar Rapids, IA and President of Marquette Bank in Cedar Rapids, IA. Mr. Kintner also spent several years in senior management positions with Wells Fargo.
Michael Gough has served as Chief Credit Officer of our Bank since 2014 and Executive Vice President of our Company since July 2017. Mr. Gough is responsible for the overall direction and operations of the credit department, including loan and portfolio quality, and oversees our commercial credit and collection policies, procedures and processes. Mr. Gough has been employed with our Bank for over 22 years. Prior to his appointment as the Bank's Chief Credit Officer, Mr. Gough started and managed the Bank's SBS team which manages troubled assets including real estate and equipment that were acquired through foreclosure. Preceding his role as SBS Manager for the Bank, Mr. Gough served as the Executive Vice President of Credit for the Bank's South Dakota Charter, which in 2007 was merged with and became the successor to the Bank's Nebraska and Iowa charters.
Karlyn Knieriem has served as the Company's Chief Risk Officer since 2018 and is also an Executive Vice President of our Company. Ms. Knieriem is responsible for the overall direction and operations of the risk department, including Enterprise Risk Management, Bank Secrecy Act, Compliance and Risk Asset Review. Ms. Knieriem joined our Bank in 2016 as Head of Enterprise Risk Management. Ms. Knieriem has 20 years of experience in the financial services industry, including a 17-year career with First National Bank of Omaha, where she worked in a number of senior leadership positions including 11 years as Vice President/Managing Director – Treasury.

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
Regulatory Agencies
We are a bank holding company under the BHC Act. Consequently, we and our subsidiaries are subject to supervision, regulation and examination by the Federal Reserve. The BHC Act provides generally for "umbrella" regulation of bank holding companies and functional regulation of holding company subsidiaries by applicable regulatory agencies. We are also subject to the disclosure and regulatory requirements of the Exchange Act administered by the SEC, and, following the listing of our common stock, the rules adopted by the NYSE, applicable to listed companies.
Our Bank is an FDIC-insured commercial bank chartered under the laws of South Dakota. It is not a member of the Federal Reserve System. Consequently, the FDIC and the SD Division of Banking are the primary regulators of our Bank and also regulate our Bank’s subsidiaries. Our Bank is also subject to the enforcement and rule-making authority of the BCFP regarding consumer financial products. The BCFP has authority to create and enforce consumer protection rules and regulations and has the power to examine our Bank for compliance with such rules and regulations. The BCFP also has the authority to prohibit "unfair, deceptive or abusive" acts and practices. The BCFP has examination and enforcement authority over all banks with more than $10 billion in assets, such as our Bank. In addition, we offer certain insurance and investment products through our Bank and our Bank’s subsidiaries that are subject to regulation and supervision by applicable state insurance regulatory agencies and by the FINRA as a result of a contractual relationship we have with a third party broker-dealer relating to the provision of some wealth management and investment services to customers.
Permissible Activities for Bank Holding Companies
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto.
Bank holding companies that qualify and elect to be treated as "financial holding companies" may engage in a broad range of additional activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance underwriting and making merchant banking investments. We have not elected to be treated as a financial holding company and currently have no plans to make a financial holding company election.
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
Permissible Activities for Banks
As a South Dakota-chartered commercial bank, our Bank’s business is generally limited to activities permitted by South Dakota law and any applicable federal laws. Under the South Dakota Codified Law, our Bank may generally engage in all usual banking activities, including taking commercial and savings deposits; lending money on personal and real security; issuing letters of credit; buying, discounting, and negotiating promissory notes, bonds, drafts and other forms of indebtedness; buying and selling currency and, subject to certain limitations, certain investment securities; engaging in all facets of the insurance business; and maintaining safe deposit boxes on premises. Subject to prior approval by the Director of the SD Division of Banking, our Bank may also permissibly engage in any activity permissible as of January 1, 2008 for a national bank doing business in South Dakota.
South Dakota law also imposes restrictions on our Bank’s activities and corporate governance requirements intended to ensure the safety and soundness of our Bank. For example, South Dakota law requires our Bank’s officers to be elected annually and the election of each officer to be confirmed by the Director of the SD Division of Banking. Our Bank is also restricted under South Dakota law from investing in certain types of investment securities and is generally limited in the amount of money it can lend to a single borrower or invest in securities issued by a single issuer (in each case, 20% of our Bank’s capital stock and surplus plus 10% of our Bank’s undivided profits).

Acquisitions by Bank Holding Companies
The BHC Act, the Bank Merger Act, the South Dakota Codified Law and other federal and state statutes regulate acquisitions of commercial banks and other FDIC-insured depository institutions. We must obtain the prior approval of the Federal Reserve before (i) acquiring more than 5% of the voting stock of any FDIC-insured depository institution or other bank holding company (other than directly through our Bank), (ii) acquiring all or substantially all of the assets of any bank or bank holding company or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the FDIC is required for our Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA, the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.
Dividends
Our Company is a legal entity separate and distinct from its banking and other subsidiaries. As a bank holding company, we are subject to certain restrictions on our ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
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
Transactions with Affiliates
Transactions between our Bank and its subsidiaries, on the one hand, and our Company or any other subsidiary, on the other hand, are regulated under Sections 23A and 23B of the Federal Reserve Act. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by our Bank with, or for the benefit of, its affiliates. Generally, Sections 23A and 23B limit the extent to which our Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of our Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and requires those transactions to be on terms at least as favorable to our Bank as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, any credit transactions with an affiliate must be secured by designated amounts of specified collateral.
Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% (or greater) stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. In addition, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate.

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
Safety and Soundness Standards
The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the bank regulator must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution may be subject under the FDIA. See "—Prompt Corrective Regulatory Action." If an institution fails to comply with such an order, the bank regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.
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
The FDIC’s deposit insurance fund is currently underfunded, and the FDIC has raised assessment rates and imposed special assessments on certain institutions during recent years to raise funds. In October 2010, the FDIC adopted a restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In March of 2016, the FDIC approved a final rule to meet this requirement by 2018. To meet the minimum reserve ratio by 2018, during the third calendar quarter of 2016 the FDIC began assessing banks with consolidated assets of more than $10 billion a surcharge assessment of 0.045%. The surcharge continued through October 1, 2018, when the reserve ratio exceeded 1.35%.
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
Interstate Branching
Pursuant to the Dodd-Frank Act, national and state-chartered banks, such as our Bank, may open an initial branch in a state other than its home state (e.g., a host state) by establishing a de novo branch at any location in such host state at which a bank chartered in such host state could establish a branch. Applications to establish such branches must still be filed with the appropriate primary federal regulator and, where applicable, the bank's state regulatory authority. As our Bank is a South Dakota state chartered bank, we are required to file branch applications with both the FDIC and the SD Division of Banking.

Prohibitions Against Tying Arrangements
Banks are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements. We are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.
Community Reinvestment Act of 1977
Under the CRA, our Bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which includes providing credit to low- and moderate-income individuals and communities. In connection with its examination of our Bank, the FDIC is required to assess our Bank’s compliance with the CRA. Our Bank’s failure to comply with the CRA could, among other things, result in the denial or delay in certain corporate applications filed by us or our Bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. Our Bank received an overall rating of "satisfactory" in its most recently completed CRA examination.
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
Depositor Preference
Under federal law, depositors (including the FDIC with respect to the subrogated claims of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.
Financial Privacy
The federal bank regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to unaffiliated third parties. As a financial institution, our internal systems and vendor-outsourced storage solutions contain a significant amount of sensitive data, including personal information, related to our customers. We are therefore subject to compliance obligations under federal and state information security laws, among others, including the Gramm-Leach-Bliley Act, which institute limitations on data sharing. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to an unaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We are also subject to various regulatory guidance as updated from time to time and implemented by the FFIEC, an interagency body of the FDIC, the Office of the Comptroller of the Currency, the Federal Reserve, the National Credit Union Administration and various state regulatory authorities. FFIEC guidance is provided in areas such as data privacy, disaster recovery, information security, and third party vendor management to identify potential risks related to our services that could adversely affect our banking and financial services clients. There have been increased public attention regarding the use of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop, the number of jurisdictions adopting such laws continues to increase and these laws may be inconsistent from state to state.
In May 2018, the European Union ("EU") adopted a comprehensive general data privacy regulation ("GDPR"). GDPR brings heightened scrutiny of data processing activities and higher fines and sanctions for non-compliance with data protection legislation. In addition, the GDPR widens the territorial scope of EU privacy rules to organizations located outside the EU if they offer goods or services to or monitor EU citizen behaviors and introduces new compliance obligations, including financial penalties for non-compliance. We believe the applicability of the GDPR to us is minimal as we do not offer good or services to EU residents or monitor their behaviors. In addition, other federal, state or local governments may try to implement similar legislation, which could result in different privacy standards for different geographical regions.

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

•
be subject to the maximum permissible interchange fee for swipe transactions, equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions, as described below in "—Interchange Fees";

•	calculate our FDIC deposit assessment base using the performance score and a loss-severity score system described above in "—Deposit Insurance;" and

•	be examined for compliance with federal consumer protection laws primarily by the BCFP as described below in "—Consumer Financial Protection."
Prior to exceeding $10 billion in total consolidated assets, we began analyzing these rules to ensure we were prepared to comply with these rules as applicable.
The Volcker Rule
The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 Capital in private equity and hedge funds (known as the "Volcker Rule"). In December 2013, federal regulators adopted final rules to implement the Volcker Rule. The Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as "covered funds". The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and our Bank. Although the Final Rules were effective April 1, 2014, the Federal Reserve issued an order extending the period that institutions have to conform their activities to the requirements of the Volcker Rule to July 21, 2015. In addition, the Federal Reserve granted an extension until July 21, 2016 of the conformance period for banking entities to conform investments in and relationships with covered funds that were in place prior to December 31, 2013, and announced its intention to further extend this aspect of the conformance period until July 21, 2017. The Company has evaluated the implications of the Final Rules on its investments and does not expect any material financial implications.
Interchange Fees
Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions.
Interchange fees ("swipe fees") are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
As we exceeded $10 billion in assets during the third quarter of fiscal year 2016, effective July 1, 2017 we became subject to the interchange fee cap, and no longer qualify for the small issuer exemption. The small issuer exemption applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. For more information on interchange fees, see "Part I, Item 1A. Risk Factors—Reductions in interchange fees will reduce our associated income."

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
The Dodd-Frank Act created a new, independent federal agency, the BCFP, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The BCFP is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the BCFP and examination by the BCFP in conjunction with examinations by the institution’s primary federal regulator, the BCFP has primary examination and enforcement authority over institutions with assets of $10 billion or more. Our consolidated assets exceeded $10 billion in the third quarter of 2016 and we are now subject to BCFP examination of our Bank and enforcement with respect to various federal consumer protection laws, as well as continued examination by the FDIC on certain consumer regulations. State authorities are also responsible for monitoring our compliance with all state consumer laws.
The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the BCFP have created a more intense and complex environment for consumer finance regulation. The BCFP has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The BCFP has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks including, among other things, the authority to prohibit "unfair, deceptive, or abusive" acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the BCFP, and of banking regulators more broadly. In addition, the Dodd-Frank Act provides the BCFP with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The BCFP also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.
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
The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Regulatory Capital Requirements, Basel III and the Capital Rules
The Federal Reserve monitors the capital adequacy of our holding company on a consolidated basis, and the FDIC and the SD Division of Banking monitor the capital adequacy of our Bank based on the Capital Rules, also known as the Basel III Capital Rules, which went into effect January 1, 2015, subject to certain phase-in provisions. The risk-based guidelines are intended to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to weighted risk categories, and capital is classified in one of the following tiers depending on its characteristic:
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
Bank holding companies and banks are also currently required to comply with minimum leverage requirements, measured based on the ratio of a bank holding company’s or a bank’s, as applicable, Tier 1 capital to adjusted quarterly average total assets (as defined for regulatory purposes). These requirements generally necessitate a minimum Tier 1 leverage ratio of 4% for all bank holding companies and banks. To be considered "well capitalized" under the regulatory framework for prompt corrective action, our Bank must maintain minimum Tier 1 leverage ratios of at least 5%. See "—Prompt Corrective Regulatory Action."
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
The Capital Rules prescribe a standardized approach for risk weightings that, depending on the nature of the assets, generally range from 0% for U.S. government securities, 20%-50% for U.S. government agencies and municipal bonds, 50%-150% for loans and up to 600% for certain equity exposures.
With respect to our Bank, the Capital Rules also revised the prompt corrective action regulations pursuant to Section 38 of the FDIA. See "—Prompt Corrective Regulatory Action."
We believe that, as of September 30, 2018, we and our Bank would meet all capital adequacy requirements under the Capital Rules on a fully phased-in basis as if such requirements were then in effect.

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
As a result of the Basel III Rules, new definitions of the relevant measures for the five capital categories took effect on January 1, 2015. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater, and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreements, or directive to meet and maintain a specific capital level for any capital measure.
An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and generally a leverage capital ratio of 4% or greater. The Capital Rules do not change the total risk-based capital requirements for any prompt corrective action category.
As of September 30, 2018, we and our Bank were well capitalized with Tier 1 capital ratios of 12.0% and 11.6%, respectively, total capital ratios of 13.0% and 12.2%, respectively, Tier 1 leverage ratios of 10.7% and 10.3%, respectively, and a CET1 ratio of 11.3% and 11.6%, respectively, as calculated under Basel III which went into effect on January 1, 2015. For more information on these financial measures, including reconciliations to our and our Bank’s Tier 1 capital ratio, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital."
An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a common equity Tier 1 risk-based capital ratio of less than 4.5%, or generally a leverage capital ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a common equity Tier 1 risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.
"Undercapitalized" institutions are subject to growth, capital distribution (including dividend), and other limitations, and are required to submit a capital restoration plan and adequate assurances of performance. An institution's compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the bank's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized". Significantly undercapitalized institutions are subject to one or more additional restrictions including, but not limited to, an order by the FDIC to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss directors or officers; and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions and capital distributions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC.
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

Anti-Money Laundering and the USA PATRIOT ACT
The Company is subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds from crime, including the BSA, as amended by Title III of the USA PATRIOT Act and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S. such as the Department of the Treasury's FinCEN and the FFIEC. A major focus of governmental policy on financial institutions in recent years has been aimed at anti-money laundering and terrorist financing. The USA Patriot Act substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States in these areas: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities. We are required, as part of our BSA/AML program, to designate a BSA Officer, maintain a BSA/AML training program, maintain internal controls to effectuate the BSA/AML program, implement independent testing of the BSA/AML program, and as of May 11, 2018, comply with FinCEN's new CDD Rule. The CDD Rule adds a new requirement for us to identify and verify the identity of natural persons ("beneficial owners") of legal entity customers who own, control and profit from companies when those companies open accounts. The CDD Rule has four core requirements. It requires covered financial institutions to establish and maintain written policies and procedures that are reasonably designed to (1) identify and verify the identity of customers; (2) identify and verify the identity of the beneficial owners of companies opening accounts; (3) understand the nature and purpose of customer relationships to develop customer risk profiles; and (4) conduct ongoing monitoring to identify and report suspicious transactions and, on a risk basis, to maintain and update customer information. With respect to the new requirement to obtain beneficial ownership information, financial institutions will have to identify and verify the identity of any individuals who own 25 percent or more of a legal entity, and an individual who controls the legal entity.
Financial institutions are prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Among other provisions, the USA Patriot Act requires financial institutions to have anti-money laundering programs in place and requires banking regulators to consider a holding company's effectiveness in combating-money laundering when ruling on certain merger or acquisition applications. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
Office of Foreign Assets Control Regulation
The U.S. Treasury Department’s OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We and our Bank are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
Available Information
Our internet address is www.greatwesternbank.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website (by clicking on the Investor Relations link at the bottom of the page) as soon as reasonably practicable after the filing or furnishing of such material with the SEC.

ITEM 1A.	RISK FACTORS
Investing in our common stock involves a significant degree of risk. The material risks and uncertainties that management believes affect us are described below. Before investing in our common stock, you should carefully consider the risks and uncertainties described below, in addition to the other information contained in this Annual Report on Form 10-K. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition or results of operations. As a result, the trading price of our common stock could decline, and you could lose some or all of your investment. As a public company, we face the risk of shareholder lawsuits and other related or unrelated litigation, particularly if we experience declines in the price of our common stock. Further, to the extent that any of the information in this report, or in other reports we file with the SEC, constitutes forward-looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See "Cautionary Note Regarding Forward-Looking Statements."
Risks Related to Our Business
Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in our states in particular.
Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our future growth, is highly dependent upon the business environment in the markets in which we operate, principally in our states, and in the United States as a whole. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels (particularly for agricultural commodities), monetary and trade policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan and lease losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; state or local government insolvency; or a combination of these or other factors.
While during 2018, the U.S. economy has shown signs of recovery, in recent years economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. There are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt, depressed oil prices and ongoing federal budget negotiations that may have a destabilizing effect on financial markets. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition or results of operations.
The agricultural economy in our states, which is important to our financial performance as a major agricultural lender, has been affected by declines in prices and the rates of price growth for various crops and other agricultural commodities. Similarly, weaker prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral for certain of our loans. Further declines in commodity prices or collateral values may increase the incidence of default by our borrowers. Moreover, weaker prices might threaten farming operations in the United States, reducing market demand for agricultural lending. In particular, farm income has seen recent declines, and in line with the downturn in farm income, farmland prices are coming under pressure. We monitor and review our agriculture portfolio to identify loans potentially affected by declines in agricultural commodity prices and lower collateral values and, where available, seek from the borrower credit enhancements such as additional collateral or government guarantees.
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

Changes in U.S. trade policies and other factors beyond the Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.
Following the U.S. presidential election in 2016, there has been discussion and dialogue regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On October 1, 2018, the United States, Canada and Mexico agreed to a new trade deal to replace the North American Free Trade Agreement ("NAFTA"), which is subject to congressional approval which is not expected until 2019 and various components of the agreement are not effective until 2020. The full impact of this agreement on us, our customers and on the economic conditions in our states is currently unknown. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact ours and/or our customers' costs, demand for our customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.
We focus on originating business loans (in the form of commercial real estate loans and commercial and industrial loans), which may involve greater risk than residential mortgage lending.
As of September 30, 2018, our business lending, which consists of our CRE and commercial non-real estate loans, represented approximately $6.33 billion, or 67.0%, of our loan portfolio. Our CRE loans secured by owner-occupied property and commercial non-real estate loans secured by business assets and guarantees from owners, which together form the core of our business banking focus, totaled approximately $3.03 billion, or 32.1%, of our loan portfolio at September 30, 2018, with undisbursed loan commitments for these loans amounting to an additional $778.2 million. We also had approximately $3.29 billion of other CRE loans (i.e., construction and development loans, multifamily residential real estate loans and CRE loans secured by commercial property that is not owner-occupied) at September 30, 2018, or 34.9% of our loan portfolio, including hospitality/tourism sector loans of $953.4 million and construction and development loans of $637.7 million. Because payments on commercial non-real estate loans, owner-occupied CRE loans and other CRE loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Collateral of all types, and particularly that of a specialized nature, may also experience significant declines in value in the short-/medium-term or the longer-term. These types of loans may have a greater risk of loss than residential mortgage lending, in part, because these loans are generally larger or more complex to underwrite than residential mortgages. In particular, real estate construction, acquisition and development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. If a decline in economic conditions or other issues cause difficulties for our borrowers of these types of business loans, if we fail to evaluate the credit of these loans accurately when we underwrite them or if we do not continue to monitor adequately the performance of these loans, our lending portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations.
We originate agricultural loans which are dependent for repayment on the successful operation and management of the farm property, the health of the agricultural industry broadly, the location of the borrower in particular, and other factors outside of the borrower’s control.
At September 30, 2018, our agricultural loans, consisting primarily of agricultural operating loans (e.g., loans to farm and ranch owners and operators) and agricultural real estate loans, were $2.18 billion, representing 23.1% of our total loan portfolio. At September 30, 2018, agricultural operating loans totaled $1.19 billion, or 12.6% of our loan portfolio; and agricultural real estate loans totaled $991.5 million, or 10.5%, of our loan portfolio. The primary livestock of our customers to whom we have extended agricultural loans include dairy cows, hogs and feeder cattle, and the primary crops of our customers to whom we have extended agricultural loans include corn, soybeans and, to a lesser extent, wheat and cotton. In addition, we estimate that 7.0% of our commercial non-real estate loans and owner-occupied CRE loans were agriculture-related loans at September 30, 2018.
Agricultural markets are highly sensitive to real and perceived changes in the supply and demand of agricultural products. As over 84% of our agricultural lending (excluding commercial non-real estate loans and owner-occupied CRE loans) is to farms producing grain, beef cattle, dairy products or hogs, our performance is closely related to the performance of, and supply and demand in, these agricultural sub-sectors. Weaker commodity prices could reduce the cash flows of our borrowers and the value of agricultural land in our markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serves as collateral for certain of our loans. The imposition of tariffs and retaliatory tariffs or other trade restrictions on agriculture products and materials that our customers import or export, could negatively impact our customers, their financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, weakness in the agricultural economy could negatively impact our agricultural related commercial non-real estate and CRE loans.
Our agricultural loans are dependent on the profitable operation and management of the farm property securing the loan and its cash flows. The success of a farm property may be affected by many factors outside the control of the borrower, including:

•
adverse weather conditions (such as hail, drought and floods), restrictions on water supply or other conditions that prevent the planting of a crop or limit crop yields, or that affect crop harvesting;

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
At September 30, 2018, 68.4% of our aggregate loan portfolio, comprising our CRE loans (representing 49.0% of our aggregate loan portfolio), residential real estate loans (representing 8.9% of our aggregate loan portfolio) and agriculture real estate loans (representing 10.5% of our aggregate loan portfolio), was primarily secured by interests in real estate predominantly located in the states in which we operate. In addition, some of our other lending occasionally involves taking real estate as primary or secondary collateral. Real property values in these states may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes, commercial properties and farmland, in the states in which we operate could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally. Our CRE loans, in particular, totaled approximately $4.63 billion at September 30, 2018, or 49.0% of our loan portfolio, and may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite, monitor and service. Agricultural real estate loans may be affected by similar factors to those that affect agricultural loans generally, including adverse weather conditions, disease and declines in the market prices for agricultural products or farm real estate. In addition, declines in real property values in the states in which we operate could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition or results of operations.

We are subject to interest rate risk which, among other things, could affect our earnings and the value of certain of our assets.
Fluctuations in interest rates may negatively impact our banking business and may weaken demand for some of our products. Our earnings and cash flows are largely dependent on net interest income, which is the difference between the interest income we receive from interest-earning assets (e.g., loans and investment securities) and the interest expense we pay on interest-bearing liabilities (e.g., deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities. Interest rates are volatile and highly sensitive to many factors that are beyond our control, such as economic conditions and policies of various governmental and regulatory agencies, and, in particular the monetary policy of the FOMC. The average yield on our interest-earning assets has increased as the Federal Reserve has started to gradually increase rates after maintaining rates at historically low levels during the financial crisis and its aftermath. As interest rates continue to increase and if our floating rate interest-earning assets do not reprice faster than our interest-bearing liabilities, our net interest income could be adversely affected. If interest rates begin to decline, our net interest income may decrease. This would be the case because our ability to lower our interest expense has been limited at these interest rate levels, while the average yield on our interest-earning assets has continued to decrease.
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
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. As of September 30, 2018, 52.2% of our loans were advanced to our customers on a variable or adjustable-rate basis and another 9.2% of our loans were advanced to our customers on a fixed-rate basis where we utilized derivative instruments to swap our economic exposure to a variable-rate basis. As a result, an increase in interest rates could result in increased loan defaults, foreclosures and charge-offs and could necessitate further increases to the allowance for loan and lease losses, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, a decrease in interest rates could negatively impact our margins and profitability.
As of September 30, 2018, we had $1.84 billion of noninterest-bearing demand deposits and $7.89 billion of interest-bearing demand deposits. If we need to offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

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
We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to expense representing management’s best estimate of probable losses that have been incurred within our existing portfolio of loans, fair value adjustments related to credit risk on our loans for which we have elected the fair value option and credit marks, which are estimates of expected credit losses that reduce the fair value of certain loans acquired through acquisitions. The allowance, in the judgment of management, is an amount necessary to reserve for estimated loan and lease losses and risks inherent in the portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; the quality of the loan portfolio; the value of the underlying collateral; the level of nonaccruing loans; and economic, political and regulatory conditions. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks, all of which may undergo material changes. We also establish fair value adjustments related to our estimates of expected credit losses for loans accounted for using the fair value option.
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
A new accounting standard may require us to increase our allowance for loan and lease losses.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016‑13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on the financial assets measured at amortized cost, including but not limited to loan receivables. It also applies to off‑balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For all other assets within the scope of CECL, a cumulative‑effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. The ASU is effective for public business entities for fiscal years after December 15, 2019, including interim periods within those fiscal years. In anticipation of the ASU, the Company has entered into a contract with a third party to partner with to develop processes and procedures to ensure compliance with the CECL requirements. This will change the current method of providing allowances for loan losses, which could require us to increase our allowance for loan and lease losses, and will likely increase the types of data we need to collect and review to determine the appropriate level of the allowance for loan and lease losses. The Company is currently evaluating the potential impact on our consolidated financial statements, however, since the magnitude of the anticipated change in the allowance for credit losses will be impacted by economic conditions and trends in the Company's portfolio at the time of adoption, the quantitative impact cannot yet be reasonably determined.
We are subject to liquidity risk that may affect our ability to meet our obligations and grow our business.
Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. This risk can increase due to a number of factors, including an over-reliance on a particular source of funding (including, for example, short-term and overnight funding) or market-wide phenomena such as market dislocation and major disasters. Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We obtain deposits directly from retail and commercial customers and "brokered deposits" through third parties that offer our deposit products to their customers. As of September 30, 2018, we had $9.13 billion in direct deposits (which includes deposits from banks and financial institutions and deposits related to prepaid cards) and $600.2 million in deposits originated through brokerage firms (including network deposit sweeps). A key part of our liquidity plan and funding strategy is to expand our direct deposits as a source of funding. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for retail or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current or attract additional deposits.
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
Our success depends, in large part, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial and agri-business banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations as discussed in "Item 1. Business—Supervision and Regulation—Incentive Compensation." The loss of the services of any senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition or results of operations.
We operate in a highly competitive industry and market area.
We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies and other financial institutions operating within or near the areas we serve, particularly nationwide and regional banks and larger community banking institutions that target the same customers we do. We also face competition for agricultural loans from participants in the nationwide Farm Credit System and global banks. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. We may not be able to compete successfully with other financial institutions and financial service providers in our market, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in reduced profitability. Further, increased lending activity by our competitors following the 2008 recession has led to increased competitive pressures on loan rates and terms. Continued loan pricing pressure could have a further negative effect on our loan yields and net interest margin.
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

In addition, we must generally satisfy a number of meaningful conditions prior to completing any acquisition, including, in certain cases, federal and state bank regulatory approval. Bank regulators consider a number of factors when determining whether to approve a proposed transaction, including the effect of the transaction on financial stability and the ratings and compliance history of all institutions involved, including the CRA, examination results and anti-money-laundering and BSA compliance records of all institutions involved. Failure to comply with such requirements could also have serious legal and reputational consequences, including causing delay in approval or denial of merger or acquisition transactions, or expansionary activities, when regulatory approval is required, or to prohibit such transactions even if approval is not required.
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
An interchange fee is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which is paid to debit, credit and prepaid card issuers to compensate them for the costs associated with card issuance and operation. In the case of credit cards, this includes the risk associated with lending money to customers. We earn interchange fees on these debit and credit card transactions, including $17.7 million in fees during the fiscal year ended September 30, 2018. The Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that may be charged for debit and prepaid card transactions with respect to financial institutions with over $10.0 billion in total assets. Because our total assets exceeded $10.0 billion as of December 31, 2016, the interchange fee caps required by the Durbin Amendment negatively impacted debit card fees we receive that commenced in July 2017. To the extent interchange fees are further reduced, our income from those fees will be reduced, which could have a material adverse effect on our business and results of operations. See "Item 1. Business—Supervision and Regulation—Interchange Fees" for further discussion. In addition, the payment card industry is subject to the operating regulations and procedures set forth by payment card networks, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees or the termination of our license to use the payment card networks, all of which could have a material adverse effect on our business, financial condition or results of operations.
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
Information security risks for financial institutions like us continue to increase in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers continue to engage in attacks against large financial institutions. These attacks include denial of service attacks designed to disrupt external customer facing services, and ransomware attacks designed to deny organizations access to key internal resources or systems. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.
We rely heavily on communications and information systems to conduct our business. Accordingly, we also face risks related to cyber-attacks and other security breaches in connection with our own and third-party systems, processes and data, including credit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks (e.g., Visa, MasterCard) and our processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we conduct security reviews on these third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, which could have a material adverse effect on our business, financial condition or results of operations. In addition, our industry continues to experience well-publicized attacks or breaches affecting others in our industry that have heightened concern by consumers generally about the security of using credit cards, which have caused some consumers, including our customers, to use our credit cards less in favor of alternative methods of payment and has led to increased regulatory focus on, and potentially new regulations relating to, these matters. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of our cards and increased costs, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyber-attacks or other breaches, our brand and reputation could be affected, which could also have a material adverse effect on our business, financial condition or results of operations.
Our information systems may experience an interruption.
Our communications, information and technology systems supporting our operations are important to our efficiency and vulnerable to unforeseen problems. Our operations depend on our ability, as well as that of third party service providers, to protect computer systems and network infrastructure against damage from fires, other natural disasters; power or telecommunications failures; acts of terrorism or wars or other catastrophic events; or other physical break-ins. Any failures or disruptions in our communications, information and technology systems, or our failure to adequately address them, could negatively affect our customer relationship management, general ledger, deposit, loan or other systems. If we experience a disruption in the provision of any functions or services performed by third parties, we may have difficulty in finding alternative providers on terms favorable to us and in reasonable timeframes. The occurrence of any failures or interruptions of our communications, information and technology systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition or results of operations.

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
Our customers rely on us to deliver superior, personalized financial services with the highest standards of ethics, performance, professionalism and compliance. Damage to our reputation could undermine the confidence of our current customers and our ability to attract potential customers. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, employee, customer and other third party fraud, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the "Great Western Bank" brand and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition or results of operations.
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
As of September 30, 2018, we owned $1.39 billion of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
The value of our goodwill and other intangible assets may decline in the future.
As of September 30, 2018, we had $749.8 million of goodwill, other intangible assets and loan servicing rights. Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. We review our goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired. We determine impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. A significant decline in our expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates or a significant or sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. We cannot provide assurance that we will not be required to record any charges for goodwill impairment in the future. If we conclude that such a write-down of goodwill and other intangible assets has become necessary, we will record the appropriate charge in the period in which it becomes known to us, which could have a material adverse effect on our business, financial condition or results of operations.
We rely on the mortgage secondary market for some of our liquidity.
We originate and sell a majority of our residential mortgage loans and their servicing rights, including $266.5 million of residential mortgage loans sold during fiscal year 2018. This does not include the loan servicing portfolio acquired from HF Financial, approximately $613.3 million, and portfolio loans consisting of ARMs and other non-conforming loans of approximately $837.6 million, each at September 30, 2018. We rely on FNMA and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of FNMA. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to FNMA. In addition, residential mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of residential mortgage loans may also impact our ability to continue selling residential mortgage loans. If we are unable to continue to sell loans in the secondary market, our ability to fund, and thus originate, additional residential mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to a variety of risks in connection with any sale of loans we may conduct.
When we sell mortgage loans, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated and serviced. If any of these representations and warranties are incorrect, we may be required to indemnify the purchaser for any related losses, or we may be required to repurchase or provide substitute mortgage loans for part or all of the affected loans. We may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan we have sold. If the level of repurchase and indemnity activity becomes material, it could have a material adverse effect on our liquidity, business, financial condition or results of operations.
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
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other repossessed property and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our other repossessed property, and our allowance for loan and lease losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations.
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
We are a separate and distinct legal entity from our Bank, and we receive substantially all of our operating cash flows from dividends and other payments from our Bank. These dividends and payments are the principal source of funds to pay dividends on our common stock and interest and principal on any debt we may have. Various federal and state laws and regulations limit the amount of dividends that our Bank may pay to us. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event our Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations, or pay dividends on our common stock. The inability to receive dividends from our Bank could have a material adverse effect on our business, financial condition or results of operations.
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
On August 5, 2011, Standard & Poor’s ("S&P") cut the credit rating of the U.S. federal government’s long-term sovereign debt from AAA to AA+, while also keeping its outlook negative. Moody’s had lowered its own outlook for the same debt to "Negative" on August 2, 2011, and Fitch also lowered its outlook for the same debt to "Negative Watch" on October 15, 2013. As of the date of this filing, all three rating agencies show a "Stable" outlook. Further downgrades of the U.S. federal government’s sovereign credit rating, and the perceived creditworthiness of U.S. government-backed obligations, could impact our ability to obtain funding that is collateralized by affected instruments and our ability to access capital markets on favorable terms. Such downgrades could also affect the pricing of funding, when funding is available. A downgrade of the credit rating of the U.S. government, or of its agencies, government-sponsored enterprises or related institutions, agencies or instrumentalities, may also adversely affect the market value of such instruments and, further, exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition or results of operations.
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

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include, but are not limited to, the allowance for loan and lease losses, valuation of assets acquired and liabilities assumed in business combinations, goodwill impairment, core deposits and other intangibles, derivatives and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan and lease losses or sustain loan and lease losses that are significantly higher than the reserve provided; recognize significant impairment on goodwill and other intangible asset balances; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. For a discussion of our critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Impact of Accounting Estimates."
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
The tax laws applicable to our business activities, including the laws of the United States, South Dakota and other jurisdictions, are subject to interpretation and may change over time. From time to time, legislative initiatives, such as corporate tax rate changes, which may impact our effective tax rate and could adversely affect our deferred tax assets or our tax positions or liabilities, may be enacted. The taxing authorities in the jurisdictions in which we operate may challenge our tax positions, which could increase our effective tax rate and harm our financial position and results of operations. In addition, our future income taxes could be adversely affected by earnings being higher than anticipated in jurisdictions that have higher statutory tax rates or by changes in tax laws, regulations or accounting principles. We are subject to audit and review by U.S. federal and state tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our provision for income taxes and other liabilities requires significant judgment by management. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could have a material adverse effect on our financial results in the period or periods for which such determination is made.
We may be adversely affected by recent changes in tax laws.
The Tax Reform Act, which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. Beginning in 2018, the Tax Reform Act reduces the federal tax rate for corporations from 35% to 21% and changes or limits certain tax deductions. Because of the Company's September 30 fiscal year end, a blended statutory rate of 24.5% is applied to all net income before taxes generated during the current fiscal year, which has and will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (2) the elimination of interest deductions for certain home equity loans, (3) a limitation on the deductibility of business interest expense, and (4) a limitation on the deductibility of property taxes and state and local income taxes. We continue to evaluate the Tax Reform Act and its impact on us.
Fulfilling our public company financial reporting and other regulatory obligations is expensive and time consuming and may strain our resources.
As a public company, we are subject to the reporting requirements of the Exchange Act and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act and the related rules and regulations of the SEC, as well as the rules of the NYSE. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In accordance with Section 404 of the Sarbanes-Oxley Act, our management has conducted its annual assessment of the effectiveness of our internal control over financial reporting and management’s report on these internal controls is included in Item 9 of this Annual Report on Form 10-K. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting and its attestation report is also included in Item 9 of this Annual Report on Form 10-K. The process of assessing the effectiveness of our internal control over financial reporting requires significant documentation of policies, procedures and systems, review of documentation by our internal auditing and accounting staff and testing by our independent registered public accounting firm. This process has involved, and will continue to involve, considerable time and attention, may strain our internal resources and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees as we continue to comply with these requirements. If our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources. This could have a material adverse effect on our business, financial condition or results of operations.
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
We must also comply with Section 404 of the Sarbanes-Oxley Act, which requires that we perform an annual evaluation of the effectiveness of our internal control over financial reporting. During the course of our evaluation and testing, we may identify deficiencies, including a material weakness, which would have to be remediated to satisfy SEC rules for attesting to the effectiveness of our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness is determined to exist, we have to disclose this deficiency in periodic reports we file with the SEC. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and would also preclude our independent auditors from attesting to the effectiveness of our internal control over financial reporting. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the market price of our common stock.
In accordance with the requirements of Section 404 of the Sarbanes Oxley Act, our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2018, and concluded that we maintained an effective system of internal control over financial reporting as of that date. Our management’s report on this subject is found in Item 9 of this Annual Report on Form 10-K.
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
From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Impact of Accounting Estimates."
Risks Related to the Regulatory Oversight of Our Business
The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our business, financial condition or results of operations.
The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our Bank is subject to regulation and supervision by the FDIC, the SD Division of Banking and the BCFP. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves our Bank must hold against deposits it takes, the types of deposits our Bank may accept and the rates it may pay on such deposits, maintenance of adequate capital and liquidity, changes in the control of us and our Bank, restrictions on dividends and establishment of new offices by our Bank. We must obtain approval from our regulators before engaging in certain activities, and there can be no assurance that any regulatory approvals we may require will be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.
Since the recent financial crisis, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change. In particular, the Dodd-Frank Act drastically revised the laws and regulations under which we operate. Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. These changes and increased scrutiny may result in increased costs of doing business, decreased revenues and net income, may reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state law and regulations, as well as the interpretations and implementations of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above, impact the regulatory structure under which we operate, significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, limit our ability to pursue business opportunities in an efficient manner, or other ways that could have a material adverse effect on our business, financial condition or results of operations.
We currently utilize incentive-based payment arrangements with our employees as compensation practices. Potential regulatory changes to this practice could have an impact on our current practices and impact our results of operations.
We are subject to the compensation-related provisions of the Dodd-Frank Act, which prohibit incentive-based payment arrangements that encourage inappropriate risk taking. Deficiencies identified could be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. The scope and content of the U.S. banking regulators' policies on incentive compensation are continuing to develop and are likely to continue evolving in the future.
We are subject to heightened regulatory requirements as our total assets exceed $10 billion.
With the acquisition of HF Financial on May 16, 2016, our Bank’s total assets exceeded $10 billion during the quarter ended June 30, 2016. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and a more frequent and enhanced regulatory examination regime. In addition, banks, including ours, with $10 billion or more in total assets are primarily examined by the BCFP with respect to various federal consumer financial protection laws and regulations, with the FDIC maintaining supervision over some consumer related regulations. Previously, the FDIC has been primarily responsible for examining our Bank’s compliance with consumer protection laws. As a relatively new agency with evolving regulations and practices, there is some uncertainty as to how the BCFP’s examination and regulatory authority might impact our business.
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
Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the financial crisis commencing in 2008 and its aftermath, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws, classification of held for sale assets and compliance with anti-money laundering statutes, the BSA and sanctions imposed by the Office of Foreign Assets Control of the U.S. Department of the Treasury.
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
Our Bank’s deposits are insured by the FDIC up to legal limits and, accordingly, our Bank is subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums our Bank will be required to pay for FDIC insurance. As our Bank has exceeded $10 billion in assets, the method for calculating its FDIC assessments has changed and our Bank’s FDIC assessments have increased as a result. See "Item 1. Business—Supervision and Regulation—Deposit Insurance." In addition, the FDIC recently increased the deposit insurance fund’s target reserve ratio to 2.0% of insured deposits following the Dodd-Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio and has put in place a restoration plan to restore the deposit insurance fund to its 1.35% minimum reserve ratio mandated by the Dodd-Frank Act by September 30, 2020. In March of 2016, the FDIC approved a final rule to meet this requirement by 2018. To meet the minimum reserve ratio by 2018, during the third calendar quarter of 2016 the FDIC began assessing banks with consolidated assets of more than $10.0 billion a surcharge assessment of 0.045%. The surcharge continued through October 1, 2018, when the reserve ratio exceeded 1.35%. If there is an increase in financial institution failures, in the future our Bank may be required to pay even higher FDIC insurance premiums than the recently increased levels, or the FDIC may charge additional special assessments. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.

We are subject to the CRA, fair lending and other laws and regulations, and our failure to comply with these laws and regulations could lead to material penalties.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose non-discriminatory lending and other requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the FDIC and BCFP, are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA, fair lending and other compliance laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The costs of defending, and any adverse outcome from, any such challenge could damage our reputation or could have a material adverse effect on our business, financial condition or results of operations. Our Bank received an overall rating of "satisfactory" in its most recently completed CRA examination.
Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorney's fees. Federal bank regulators, state attorney generals and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights and civil money penalties in the jurisdictions in which we operate. Failure to comply with consumer protection requirements may also result in delays or restrictions on mergers and acquisitions and expansionary activities we may wish to pursue.
Failure to comply with the USA PATRIOT ACT, OFAC, the BSA and related FinCEN and FFIEC Guidelines and regulations could result in material implications.
Regulatory authorities routinely examine financial institutions for compliance with the USA PATRIOT ACT, OFAC, the BSA and related FinCEN and FFIEC Guidelines. Failure to maintain and implement adequate programs as required by these obligations to combat terrorist financing, elder abuse, human trafficking, anti-money laundering and other suspicious activity and to fully comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for us, causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and significant civil money penalties against institutions found to be violating these regulations.
Providing treasury management services to money services businesses and/or their agents, and money transmitters exposes us to enhanced risks from non-compliance with a variety of laws and regulations.
We provide treasury management services to certain money transmitters and money services businesses. Financial institutions that open and maintain accounts for money services businesses are expected to apply the requirements of the USA PATRIOT Act and the BSA, as they do with all account holders, on a risk-assessed basis, as well as other FinCEN rules and applicable state laws. As with any category of account holder, there will be money services businesses that pose lower risk of money laundering or lack of compliance with other laws and regulations and those that pose a significant risk. Providing treasury management services to money services businesses represents a higher compliance and regulatory risk, and failure to comply with all statutory and regulatory requirements could result in fines or sanctions.
Failure to comply with mortgage loan servicing standards, guidelines, laws and regulations may result in substantial penalties, additional costs or losses.
As a residential mortgage servicer in the U.S., we have a portfolio of loan servicing rights. A loan servicing right is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. The housing GSE, such as FNMA, the FHLMC and the FHLB, that own the mortgages that we service in our loan servicing rights portfolio have mortgage servicing standards. HUD and state housing finance agencies govern and establish guidelines for the servicing of GSE mortgages. The failure to comply with these standards and guidelines, as well as other applicable federal and state laws and regulations, could result in penalties assessed by HUD, the GSEs and/or our other regulators, or we could be forced to sell all or part of our loan servicing rights portfolio. In addition, we are subject to certain legal and contractual requirements for how we hold, transfer, use or enforce promissory notes, security instruments and other documents for residential mortgage loans that we service. Further, we currently use MERS for our servicing efforts. If documentation requirements were not met, or if the use of MERS or the MERS system is found not valid or effective, we could be obligated to, or choose to, take remedial actions and may be subject to additional costs or losses.
Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our customers with non-affiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to "opt out" of any information sharing by us with non-affiliated third parties (with certain exceptions) and (iii) requires we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.
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
We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.
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
Holders of our common stock are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. However, our Board of Directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, we are a bank holding company, and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. In addition, our ability to pay dividends depends primarily on our receipt of dividends from our Bank, the payment of which is subject to numerous limitations under federal and state banking laws, regulations and policies. See "Item 1. Business—Supervision and Regulation—Dividends." As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock.
Future issues or sales of our capital stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute the ownership interests of our stockholders.
The market price of our common stock could decline as a result of the issues or sales of a large number of shares of our capital stock or from the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.
We have filed a registration statement with the SEC registering 1,497,222 shares of our common stock for issuance pursuant to awards granted under our equity incentive plans. We have granted awards covering 723,595 shares of our common stock under these plans as of September 30, 2018. We may increase the number of shares registered for this purpose from time to time. Once we issue these shares, their holders will be able to sell them in the public market.
We have also filed a shelf registration statement with the SEC registering an indeterminate amount of our common stock, preferred stock, depositary shares, debt securities, subscription rights, warrants and units which we may decide to issue in the future. To the extent that we choose to issue our common stock or our preferred stock, or rights relating to our common stock or preferred stock (through the issuance of depositary shares, subscription rights, warrants or units), such issuances will increase the number of our shares of capital stock outstanding, or that may become outstanding in the future through the exercise of such rights, and the holders of these shares will be able to sell them in the public market. The specific terms of any shares of capital stock or rights related thereto to be issued under our shelf registration statement will be determined by us prior to issuance based on current market conditions and will be described in a supplement to the prospectus contained in such registration statement.
We cannot predict the size of future issuances or sales of our capital stock or rights related thereto or the effect, if any, that future issuances or sales of shares of our capital stock or such rights may have on the market price of our common stock. Sales or distributions of substantial amounts of our capital stock (including shares issued in connection with an acquisition) or rights related thereto, or the perception that such sales could occur, may cause the market price of our common stock to decline.
In addition, future issuances of our capital stock or rights related thereto, whether under our equity incentive plans or our shelf registration statement, to fund acquisitions or to raise capital, will also have the effect of diluting the ownership interests of our current stockholders, meaning, among other things, that their voting power and share of our earnings will be reduced on a proportional basis.
Certain banking laws and certain provisions of our certificate of incorporation may have an anti-takeover effect.
Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. Acquisition of 10% or more of any class of voting stock of a bank holding company or depository institution, including shares of our common stock, generally creates a rebuttable presumption that the acquirer "controls" the bank holding company or depository institution and the acquisition of such control would be subject to federal regulatory approval. In addition, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including our Bank.
There also are provisions in our amended and restated certificate of incorporation and amended and restated bylaws, such as limitations on the ability to call a special meeting of our stockholders, and the classification of our Board of Directors into three separate classes each serving for three-year terms, that may be used to delay or block a takeover attempt. In addition, our Board of Directors is authorized under our amended and restated certificate of incorporation to issue shares of preferred stock, and determine the rights, terms, conditions and privileges of such preferred stock, without stockholder approval. These provisions may effectively inhibit a non-negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of our common stock.
We have also elected in our amended and restated certificate of incorporation to be governed by Section 203 of the Delaware General Corporation Law which generally prohibits a person qualifying as an "interested stockholder" from entering into a transaction for a business combination with us unless, subject to certain exceptions, such transaction is first approved by our Board of Directors.  An "interested stockholder" is generally defined as any person who owns 15% or more of our outstanding voting stock.  The purpose of this election is to provide our Board of Directors with leverage in negotiating with an interested stockholder desiring to pursue a business combination with us by making it more difficult for such stockholder to complete such transaction in the absence of board approval.  This election may discourage certain take-over attempts which our stockholders may otherwise deem to be in their best interests and this, in turn, could have an adverse effect on the market price of our common stock.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters is located at 225 S. Main Ave, Sioux Falls, South Dakota 57104, and in Sioux Falls we have two leased facilities for our data center and operations center. In addition to our corporate headquarters, we operate from 174 branch offices located in 130 communities in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. We lease 50 of our branch offices, all on market terms, and we own the remainder of our offices, including our corporate headquarters. All of our banking offices are in free-standing, permanent facilities. We generally believe our existing and contracted-for facilities are adequate to meet our requirements.

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
Our common stock is traded on the New York Stock Exchange under the symbol "GWB." As of November 20, 2018, the Company had 17,890 holders of record. Information regarding the trading price and dividends paid on our common stock for each quarterly period within the two most recent fiscal years is set forth in the table below.

	High	Low	Dividends Paid
Fiscal Year 2018:
First Quarter	$43.36	$37.65	$0.20
Second Quarter	45.00	38.82	0.20
Third Quarter	46.03	38.26	0.25
Fourth Quarter	44.60	40.52	0.25
Fiscal Year 2017:
First Quarter	$44.11	$31.51	$0.17
Second Quarter	45.61	39.10	0.17
Third Quarter	45.62	36.42	0.20
Fourth Quarter	41.87	33.27	0.20
Dividends
We intend to pay quarterly cash dividends on our common stock, subject to approval by our Board of Directors. Although we expect to pay dividends according to our dividend policy, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our Board of Directors. In determining the amount of any future dividends, our Board of Directors will take into account: (i) our financial results; (ii) our available cash, as well as anticipated cash requirements (including debt servicing); (iii) our capital requirements and the capital requirements of our subsidiaries (including our Bank); (iv) contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our stockholders or by our Bank to us; (v) general economic and business conditions; and (vi) any other factors that our Board of Directors may deem relevant. Therefore, there can be no assurance that we will pay any dividends to holders of our stock, or as to the amount of any such dividends. See "Item 1A. Risk Factors—Risks Related to Our Common Stock—We may not pay dividends on our common stock in the future."
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
Because we are a holding company and do not engage directly in other business activities of a material nature, our ability to pay dividends on our stock depends primarily upon our receipt of dividends from our Bank, the payment of which is subject to numerous limitations under federal and state banking laws, regulations and policies. In general, dividends by our Bank may only be declared from its net profits and may be declared no more than once per calendar quarter. The approval of the South Dakota Director of Banking is required if our Bank seeks to pay aggregate dividends during any calendar year that would exceed the sum of its net profits from the year to date and retained net profits from the preceding two years, minus any required transfers to surplus. Moreover, under the FDIA an insured depository institution may not pay any dividends if the institution is undercapitalized or if the payment of the dividend would cause the institution to become undercapitalized. In addition, the federal bank regulatory agencies have issued policy statements providing that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings. See "Item 1. Business—Supervision and Regulation—Dividends" for more information on federal and state banking laws, regulations and policies limiting our and our Bank’s ability to declare and pay dividends. The current and future dividend policy of our Bank is also subject to the discretion of its Board of Directors. Our Bank is not obligated to pay dividends to us. For additional information, see "Item 1A. Risk Factors—Risks Related to Our Business—We rely on dividends and other payments from our Bank for substantially all of our revenue" and "Item 1A. Risk Factors—Risks Related to Our Common Stock—We may not pay dividends on our common stock in the future."
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of September 30, 2018 about our common stock that may be issued under our equity compensation plans, which consist of the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan and the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan. On February 22, 2018, our stockholders approved an amendment to each of our equity compensation plans increasing the number of authorized shares available for future grants.

	Number of securities to be issued upon exercise of outstanding restricted and performance based stock compensation (a)	Weighted average exercise price of outstanding restricted and performance based stock compensation (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders ¹	285,500	$36.10	773,627
Equity compensation plans not approved by security holders	—	—	—
Total	285,500	$36.10	773,627
[1] Each of our equity compensation plans were approved by the our Board of Directors on October 8, 2014 and subsequently approved by National Americas Holdings LLC, our sole stockholder at that time, on October 10, 2014.

Purchases of Equity Securities
During the quarter ended September 30, 2018, we did not purchase any of our common stock. On October 26, 2016, our Board of Directors approved a stock repurchase program wherein we may repurchase of up to $100.0 million of our common stock ("Repurchase Program"). The Repurchase Program permits shares to be repurchased in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Repurchases may be made at management’s discretion at prices management considers to be attractive, subject to the availability of stock, general market conditions, the applicable trading price, future alternative advantageous uses for capital, and our financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the SEC and other applicable legal requirements. At September 30, 2018, we had $94.4 million available for future purchases of our common stock under the Repurchase Program.
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
Total Shareholder Return Performance Graph
The following graph compares the cumulative total stockholder return on our common stock, since a trading market was established on October 15, 2014, to the cumulative total returns for the Standard & Poor's ("S&P") 500 Index, Russell 2000 Index and Keefe, Bruyette & Woods ("KBW") Regional Bank Index. We have determined to compare our performance to the KBW Regional Bank Index for purpose of the graph as it includes most of the peer banks we typically use for comparison purposes. The graph assumes that $100 was invested on October 15, 2014 in our common stock and the above indexes. The cumulative total return on each investment is as of September 30, 2018 and assumes reinvestment of dividends.

300.00
275.00
250.00
225.00
200.00
175.00
150.00
125.00
100.00
75.00
GWB Total Return
S&P500 Total Return
Russell2000 Total Return
KBW Regional Bank Index Total Return
10/14/2014
1/14/2015
4/14/2015
7/14/2015
10/14/2015
1/14/2016
4/14/2016
7/14/2016
10/14/2016
1/14/2017
4/14/2017
7/14/2017
10/14/2017
1/14/2018
4/14/2018
7/14/2018

As of September 30, 2018
Great Western Bancorp Inc.	$252.93
S&P 500	$168.35
Russell 2000	$168.68
KBW Regional Bank Index	$169.60

ITEM 6.	SELECTED FINANCIAL DATA
The following consolidated financial data as of and for the dates and periods indicated is derived from our audited consolidated financial statements. The selected consolidated financial data presented below is not indicative of our future results for any period. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The historical financial information below also contains non-GAAP financial measures, which have not been audited.

	At and for Fiscal Years Ended September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands except share and per share amounts)
Income Statement Data:
Interest income	$481,837	$434,515	$388,982	$358,044	$348,502
Interest expense	74,000	45,320	33,524	29,884	32,052
Net interest income	407,837	389,195	355,458	328,160	316,450
Provision for loan and lease losses	17,986	21,539	16,955	19,041	684
Net interest income, after provision for loan and lease losses	389,851	367,656	338,503	309,119	315,766
Noninterest income	73,609	63,214	49,253	39,227	43,755
Noninterest expense	231,425	216,643	207,640	186,794	200,222
Income before income taxes	232,035	214,227	180,116	161,552	159,299
Provision for income taxes	74,119	69,441	58,863	52,487	54,347
Net income	$157,916	$144,786	$121,253	$109,065	$104,952

	At and for Fiscal Years Ended September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands except share and per share amounts)
Other Financial Info / Performance Ratios:
Net interest margin	3.89%	3.90%	3.89%	3.87%	3.97%
Adjusted net interest margin ¹	3.84%	3.76%	3.66%	3.62%	3.74%
Return on average total assets	1.34%	1.27%	1.16%	1.12%	1.14%
Return on average common equity	8.8%	8.5%	7.9%	7.5%	7.3%
Return on average tangible common equity ¹	15.3%	15.4%	15.1%	15.4%	16.6%
Efficiency ratio ¹	47.1%	46.5%	49.6%	48.0%	50.4%
Dividends per common share	$0.90	$0.74	$0.56	$0.36	$1.76
Dividend payout ratio	33.7%	30.2%	26.1%	18.8%	97.2%
Earnings per common share - diluted	$2.67	$2.45	$2.14	$1.90	$1.81
Adjusted earnings per common share - diluted ¹	$2.90	$2.46	$2.31	$1.90	$1.81
Balance Sheet Data:
Loans ²	$9,415,924	$8,968,553	$8,682,644	$7,325,198	$6,787,467
Allowance for loan and lease losses	64,540	63,503	64,642	57,200	47,518
Securities	1,385,650	1,367,960	1,315,860	1,327,327	1,341,242
Goodwill	739,023	739,023	739,023	697,807	697,807
Total assets	12,116,808	11,690,011	11,531,180	9,798,654	9,371,429
Total deposits	9,733,499	8,977,613	8,604,790	7,387,065	7,052,180
Total liabilities	10,276,257	9,935,011	9,867,789	8,339,308	7,950,339
Total stockholder’s equity	1,840,551	1,755,000	1,663,391	1,459,346	1,421,090
Asset Quality Ratios:
Nonaccrual loans / total loans	1.52%	1.54%	1.46%	0.93%	1.16%
Allowance for loan and lease losses / total loans	0.69%	0.71%	0.74%	0.78%	0.70%
Net charge-offs / average total loans	0.18%	0.26%	0.12%	0.13%	0.14%
Capital Ratios:
Tier 1 capital ratio	12.0%	11.4%	11.1%	10.9%	11.8%
Total capital ratio	13.0%	12.5%	12.2%	12.1%	12.9%
Tier 1 leverage ratio	10.7%	10.3%	9.5%	9.1%	9.1%
Common equity tier 1 ratio	11.3%	10.7%	10.2%	10.1%	*
Tangible common equity to tangible assets ¹	9.6%	9.2%	8.5%	8.3%	8.2%
Book value per share - GAAP	$31.24	$29.83	$28.34	$26.43	$24.55
Tangible book value per share ¹	$18.57	$17.11	$15.55	$13.66	$12.25
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
For more information on these financial measures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures."

	At and for Fiscal Years Ended September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income - GAAP	$157,916	$144,786	$121,253	$109,065	$104,952
Add: Acquisition expenses, net of tax	—	440	9,729	—	—
Add: Deferred taxes revaluation	13,586	—	—	—	—
Adjusted net income	$171,502	$145,226	$130,982	$109,065	$104,952

Weighted average diluted common shares outstanding	59,131,650	59,029,382	56,729,350	57,500,878	57,886,114
Earnings per common share - diluted	$2.67	$2.45	$2.14	$1.90	$1.81
Adjusted earnings per common share - diluted	$2.90	$2.46	$2.31	$1.90	$1.81

	At and for Fiscal Years Ended September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands except share and per share amounts)
Tangible net income and return on average tangible common equity:
Net income - GAAP	$157,916	$144,786	$121,253	$109,065	$104,952
Add: Amortization of intangible assets, net of tax	1,460	2,044	2,384	6,230	12,971
Tangible net income	$159,376	$146,830	$123,637	$115,295	$117,923

Average common equity	$1,788,153	$1,702,225	1,541,844	1,456,223	1,430,772
Less: Average goodwill and other intangible assets	747,513	749,393	721,726	707,920	719,573
Average tangible common equity	$1,040,640	$952,832	$820,118	$748,303	$711,199

Return on average common equity *	8.8%	8.5%	7.9%	7.5%	7.3%
Return on average tangible common equity **	15.3%	15.4%	15.1%	15.4%	16.6%
* Calculated as net income - GAAP divided by average common equity.
** Calculated as tangible net income divided by average tangible common equity.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$407,837	$389,195	$355,458	$328,160	$316,450
Add: Tax equivalent adjustment	6,597	8,599	7,534	6,576	4,663
Net interest income (FTE)	414,434	397,794	362,992	334,736	321,113
Add: Current realized derivative gain (loss)	(5,365)	(14,395)	(20,727)	(21,642)	(18,255)
Adjusted net interest income (FTE)	$409,069	$383,399	$342,265	$313,094	$302,858

Average interest-earning assets	$10,647,357	$10,209,741	$9,339,858	$8,641,719	$8,093,861
Net interest margin (FTE) *	3.89%	3.90%	3.89%	3.87%	3.97%
Adjusted net interest margin (FTE) **	3.84%	3.76%	3.66%	3.62%	3.74%
* Calculated as net interest income (FTE) divided by average interest earning assets.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets.

Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non-ASC 310-30 loans:
Interest income - GAAP	$439,789	$396,481	$356,271	$324,281	$314,801
Add: Tax equivalent adjustment	6,597	8,599	7,534	6,576	4,663
Interest income (FTE)	446,386	405,080	363,805	330,857	319,464
Add: Current realized derivative gain (loss)	(5,365)	(14,395)	(20,727)	(21,642)	(18,255)
Adjusted interest income (FTE)	$441,021	$390,685	$343,078	$309,215	$301,209

Average non-ASC 310-30 loans	$9,106,519	$8,581,615	$7,736,454	$6,889,738	$6,311,857
Yield (FTE) *	4.90%	4.72%	4.70%	4.80%	5.06%
Adjusted yield (FTE) **	4.84%	4.55%	4.43%	4.49%	4.77%
* Calculated as interest income (FTE) divided by average loans.
** Calculated as adjusted interest income (FTE) divided by average loans.

Efficiency ratio:
Total revenue - GAAP	$481,446	$452,409	$404,711	$367,387	$360,205
Add: Tax equivalent adjustment	6,597	8,599	7,534	6,576	4,663
Total revenue (FTE)	$488,043	$461,008	$412,245	$373,963	$364,868

Noninterest expense	$231,425	$216,643	$207,640	$186,794	$200,222
Less: Amortization of intangible assets	1,662	2,358	3,264	7,110	16,215
Tangible noninterest expense	$229,763	$214,285	$204,376	$179,684	$184,007

Efficiency ratio *	47.1%	46.5%	49.6%	48.0%	50.4%
* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,840,551	$1,755,000	$1,663,391	$1,459,346	$1,421,090
Less: Goodwill and other intangible assets	746,735	748,397	750,755	704,926	712,036
Tangible common equity	$1,093,816	$1,006,603	$912,636	$754,420	$709,054

Total assets	$12,116,808	$11,690,011	$11,531,180	$9,798,654	$9,371,429
Less: Goodwill and other intangible assets	746,735	748,397	750,755	704,926	712,036
Tangible assets	$11,370,073	$10,941,614	$10,780,425	$9,093,728	$8,659,393

Tangible common equity to tangible assets	9.6%	9.2%	8.5%	8.3%	8.2%

	At and for Fiscal Years Ended September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands except share and per share amounts)
Tangible book value per share:
Total stockholders' equity	$1,840,551	$1,755,000	$1,663,391	$1,459,346	$1,421,090
Less: Goodwill and other intangible assets	746,735	748,397	750,755	704,926	712,036
Tangible common equity	$1,093,816	$1,006,603	$912,636	$754,420	$709,054

Common shares outstanding	58,917,147	58,834,066	58,693,304	55,219,596	57,886,114
Book value per share - GAAP	$31.24	$29.83	$28.34	$26.43	$24.55
Tangible book value per share	$18.57	$17.11	$15.55	$13.66	$12.25
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

	For Quarters Ended:
	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016
	(Dollars in thousands except share and per share amounts)
Operating Data:
Interest income	$125,234	$124,417	$117,233	$114,954	$113,063	$108,559	$106,238	$106,655
Interest expense	23,244	19,745	16,680	14,332	13,391	11,671	10,494	9,764
Provision for loan and lease losses	5,015	3,515	4,900	4,557	4,685	5,796	4,009	7,049
Noninterest income	19,255	18,939	18,742	16,674	14,740	17,327	15,489	15,658
Noninterest expense	59,550	57,863	59,144	54,868	55,332	54,922	53,852	52,537
Net income	42,281	45,874	40,532	29,230	37,662	35,060	35,162	36,903
Net interest income	101,990	104,672	100,553	100,622	99,672	96,888	95,744	96,891
Adjusted net interest income (FTE) ¹	103,258	105,571	100,529	99,711	99,080	95,722	94,051	94,547
Net interest margin (FTE) ¹	3.79%	3.97%	3.92%	3.89%	3.93%	3.92%	3.91%	3.82%
Adjusted net interest margin (FTE) ¹	3.77%	3.94%	3.86%	3.80%	3.82%	3.79%	3.76%	3.65%
Earnings per common share - diluted	$0.72	$0.78	$0.69	$0.49	$0.64	$0.59	$0.60	$0.63
Adjusted earnings per common share - diluted ¹	$0.72	$0.78	$0.69	$0.72	$0.64	$0.59	$0.60	$0.63
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

Non-GAAP Quarterly Financial Measures Reconciliations
For more information on these financial measures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures."

	For Quarters Ended:
	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income - GAAP	$42,281	$45,874	$40,532	$29,230	$37,662	$35,060	$35,162	$36,903
Add: Acquisition expenses, net of tax	—	—	—	—	—	—	—	440
Add: Deferred taxes revaluation	—	—	—	13,586	—	—	—	—
Adjusted net income	$42,281	$45,874	$40,532	$42,816	$37,662	$35,060	$35,162	$37,343

Weighted average diluted common shares outstanding	59,122,699	59,170,058	59,146,117	59,087,729	58,914,144	59,130,632	59,073,669	58,991,905
Earnings per common share - diluted	$0.72	$0.78	$0.69	$0.49	$0.64	$0.59	$0.60	$0.63
Adjusted earnings per common share - diluted	$0.72	$0.78	$0.69	$0.72	$0.64	$0.59	$0.60	$0.63

	For Quarters Ended:
	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016
	(Dollars in thousands except share and per share amounts)
Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$101,990	$104,672	$100,553	$100,622	$99,672	$96,888	$95,744	$96,891
Add: Tax equivalent adjustment	1,687	1,729	1,616	1,565	2,122	2,154	2,182	2,142
Net interest income (FTE)	103,677	106,401	102,169	102,187	101,794	99,042	97,926	99,033
Add: Current realized derivative gain (loss)	(419)	(830)	(1,640)	(2,476)	(2,714)	(3,320)	(3,875)	(4,486)
Adjusted net interest income (FTE)	$103,258	$105,571	$100,529	$99,711	$99,080	$95,722	$94,051	$94,547

Average interest-earning assets	$10,857,168	$10,748,078	$10,571,300	$10,412,882	$10,283,401	$10,124,404	$10,144,875	$10,286,284
Net interest margin (FTE) *	3.79%	3.97%	3.92%	3.89%	3.93%	3.92%	3.91%	3.82%
Adjusted net interest margin (FTE) **	3.77%	3.94%	3.86%	3.80%	3.82%	3.79%	3.76%	3.65%
* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The historical consolidated financial data discussed below reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented in Item 8 of this Annual Report on Form 10-K. In addition to historical financial data, this discussion includes certain forward-looking statements regarding events and trends that may affect our future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. See "Cautionary Note Regarding Forward-Looking Statements." For a more complete discussion of the factors that could affect our future results, see "Item 1A. Risk Factors."
Any discrepancies included in this filing between totals and the sums of percentages and dollar amounts presented, or between rounded dollar amounts, are due to rounding.
Tax Equivalent Presentation
All references to net interest income, net interest margin, interest income on non-ASC 310-30 loans, yield on ASC 310-30 loans and the related non-GAAP adjusted measure of each item are presented on a FTE basis unless otherwise noted. In fiscal year 2018, the enacted Tax Reform Act reduced the federal tax rate for corporations from 35% to 21%. Because of the Company's September 30 fiscal year end, a blended statutory rate of 24.5% was applied to all FTE non-GAAP adjusted measures beginning December 31, 2017.
Overview
We are a full-service regional bank holding company focused on relationship-based business and agri-business banking. We serve our customers through 174 branches in attractive markets in nine states: Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota.
Our Bank was established more than 80 years ago and we have achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. By leveraging our business and agri-business focus, presence in attractive markets, highly efficient operating model and robust approach to risk management, we have achieved significant and profitable growth—both organically and through disciplined acquisitions. We provide financial results based on a fiscal year ending September 30 as a single reportable segment.
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

Due to the Tax Reform Act of 2017, a blended statutory federal tax rate of 24.5% was applied to net income before taxes generated during fiscal year 2018, compared to 35% for fiscal year 2017. The Company's tax equivalent adjustment to net interest income and net interest margin was $6.6 million for fiscal year 2018, compared to $8.6 million for fiscal year 2017, on a consistent asset base. This change reduced net interest margin and adjusted net interest margin by approximately two basis points for fiscal year 2018 and increased our efficiency ratio by a negligible amount for the same period. For more information on our net interest margin, adjusted net interest margin and efficiency ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
Correction of Prior Period Balances
The consolidated statements of income have been revised to correct an immaterial classification error in loan interest income and noninterest income related to credit card interchange income for all periods presented. The reclassification had no effect on net income, earnings per share, retained earnings or capital ratios for all periods presented; however, our net interest margin and adjusted net interest margin were reduced by five to eight basis points compared to what was originally reported for the prior comparable periods. Periods not presented herein will be revised, as applicable, as they are included in future filings. For more information on the reclassification of credit card interchange income, see "—Notes to Consolidated Financial Statements, 1. Nature of Operations and Summary of Significant Policies" section. For more information on our efficiency ratio, net interest margin and adjusted net interest margin, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
Highlights for the Fiscal Year Ended September 30, 2018
Net income was $157.9 million, or $2.67 per diluted share, for fiscal year 2018, compared to net income of $144.8 million, or $2.45 per diluted share, for fiscal year 2017, an increase of $13.1 million, or 9.1%, Total revenue (non-FTE) for fiscal year 2018 grew by 6.4%, combined with a decrease in provision for loan and lease losses of 16.5%, partially offset by noninterest expenses growth of 6.8%. Total revenue (non-FTE) is the sum of net interest income (non-FTE) and noninterest income. Our efficiency ratio, which measures our ability to manage noninterest expenses, remained strong during fiscal year 2018 at 47.1%, compared to 46.5% for fiscal year 2017. For more information on our efficiency ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest-bearing liabilities, was 3.89%, 3.90% and 3.89%, respectively, for fiscal years 2018, 2017 and 2016. Adjusted net interest margin, which adjusts for the realized gain (loss) on interest rate swaps, was 3.84%, 3.76% and 3.66%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin were 1 basis points lower and 8 basis points higher, respectively, compared to fiscal year 2017. Net interest margin decreased between the two periods primarily due to a 25 basis point increase in the cost of interest-bearing deposits and moderate increases in the cost of borrowings, partially offset by a 25 basis point increase in the yield on interest-earning assets, driven by higher average loan balances as a proportion of interest earning assets and increasing loan yields. A $9.0 million reduction in the current fiscal year of the cost of interest rate swaps compared to fiscal year 2017 is the primary driver of the more pronounced increase in adjusted net interest margin compared to net interest margin. For more information on our adjusted net interest margin, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
Total loans were $9.42 billion as of September 30, 2018, compared to $8.97 billion as of September 30, 2017. The majority of growth was focused in the CRE segment of the portfolio, which grew by $504.5 million, or 12.2%, partially offset by a reduction in the residential real estate segment of $95.3 million, or 10.2%. Deposits as of September 30, 2018 were $9.73 billion, an increase of $755.9 million, or 8.4%, from $8.98 billion as of September 30, 2017, as a result of deposit funding, including brokered deposits, being more cost effective than FHLB borrowings.
Loans classified as "Watch" status were $343.3 million as of September 30, 2018, an increase of $31.7 million, or 10.2%, compared to $311.6 million at September 30, 2017, while loans classified as "Substandard" were $252.7 million, an increase of $19.9 million, or 8.5%, compared to $232.8 million over the same periods. The increases were primarily driven by a small number of agriculture relationships. Nonaccrual loans, including ASC 310-30 loans, were $143.2 million at September 30, 2018 an increase of $4.9 million, or 3.5%, compared to $138.3 million at September 30, 2017. Other repossessed property balances increased by $14.1 million, or 156.8%, during the fiscal year due to the addition of one large property.

Provision for loan and lease losses was $18.0 million for fiscal year 2018, compared to $21.5 million for fiscal year 2017. The provision was lower due to a lower level of charge-offs recognized between the periods combined with a stable level of specific provisions. Net charge-offs for fiscal year 2018 were $16.9 million, or 0.18% of average total loans on an annualized basis, with the majority of net charge-offs concentrated in the agricultural, CRE and commercial non-real estate segments of the loan portfolio. Net charge-offs were $22.7 million, or 0.26% of average total loans on an annualized basis for fiscal year 2017. The ratio of ALLL to total loans was 0.69% at September 30, 2018, a decrease from 0.71% at September 30, 2017. The balance of the ALLL increased to $64.5 million at September 30, 2018 from $63.5 million at September 30, 2017.
Tier 1 capital, total capital and Tier 1 leverage ratios were 12.0%, 13.0% and 10.7%, respectively, at September 30, 2018, compared to 11.4%, 12.5% and 10.3%, respectively, at September 30, 2017. In addition, our Common Equity Tier 1 ratio was 11.3% at September 30, 2018, compared to 10.7% at September 30, 2017. Our tangible common equity to tangible assets ratio was 9.6% at September 30, 2018, compared to 9.2% at September 30, 2017. All regulatory capital ratios remain above regulatory minimums to be considered "well capitalized". For more information on our tangible common equity to tangible assets ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
Key Factors Affecting Our Business and Financial Performance
We believe that stable long-term growth and profitability are the result of building strong customer relationships while maintaining disciplined underwriting standards and continuing to focus on our operational efficiency. We plan to focus on originating high-quality loans and growing our deposit base through our relationship-based business and agri-business banking approach. We believe that continuing to focus on our core strengths will enable us to gain market share and increase profitability. For more information on the key components of our strategy for continued success and future growth, see "Part I, Item 1. Business—Our Business Strategy."
We face a variety of risks that may impact various aspects of our risk profile from time to time. The extent of such impacts may vary depending on factors such as the current economic, political and regulatory environment, merger and acquisition activity and operational challenges. For more information on these risks and our risk management strategies, see "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors."
Our financial performance is substantially affected by a number of external factors outside of our control, including the following:

•	current and future global and domestic economic conditions, including rate of growth and employment levels;

•	the monetary policy actions and statements of the Federal Reserve and the FOMC;

•	the relative strength or weakness of the commercial, agricultural and real estate markets, including declines in asset and market prices;

•	the level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve;

•	changes in the competitive and regulatory landscape;

•	the impact of legislation, regulatory and administrative initiatives and actions;

•	the ability of customers, counterparties and issues to perform in accordance with contractual terms, and the resulting impact on our asset quality;

•	loan demand, utilization of credit commitments and standby letters of credit; and

•
the impact on customers and changes in customer behavior due to changing business and economic conditions or regulatory or legislative initiatives, including trade agreements, newly enacted federal tax legislation and imposed and proposed tariffs on products our customers may import or export.

In addition, our success will depend upon, among other things:

•	our ability to effectively manage capital and liquidity;

•	our ability to effectively execute our strategic plan and manage our growth;

•	our ability to manage credit risk in our portfolio; and

•	the appropriateness of reserves needed for critical accounting estimates and related contingencies.
For additional information, see "Cautionary Note Regarding Forward-Looking Statements." For a more complete discussion of the factors that could affect our future results, see "Item 1A. Risk Factors."

Results of Operations—Fiscal Years Ended September 30, 2018, 2017 and 2016
Overview
The following table highlights certain key financial and performance information for fiscal years 2018, 2017 and 2016.

	At and for Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest income (FTE)	$488,434	$443,114	$396,516
Interest expense	74,000	45,320	33,524
Noninterest income	73,609	63,214	49,253
Noninterest expense	231,425	216,643	207,640
Provision for loan and lease losses	17,986	21,539	16,955
Net income	157,916	144,786	121,253
Adjusted net income ¹	$171,502	$145,226	$130,982
Common shares outstanding	58,917,147	58,834,066	58,693,304
Weighted average diluted common shares outstanding	59,131,650	59,029,382	56,729,350
Earnings per common share - diluted	$2.67	$2.45	$2.14
Adjusted earnings per common share - diluted ¹	2.90	2.46	2.31
Performance Ratios:
Net interest margin (FTE) ¹	3.89%	3.90%	3.89%
Adjusted net interest margin (FTE) ¹	3.84%	3.76%	3.66%
Return on average total assets	1.34%	1.27%	1.16%
Return on average common equity	8.8%	8.5%	7.9%
Return on average tangible common equity ¹	15.3%	15.4%	15.1%
Efficiency ratio ¹	47.1%	46.5%	49.6%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data — Non-GAAP Financial Measures Reconciliations".

Net Interest Income
The following tables present net interest income, net interest margin and adjusted net interest margin for fiscal years 2018, 2017 and 2016.

	At and for Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Net interest income:
Total interest income (FTE)	$488,434	$443,114	$396,516
Less: Total interest expense	74,000	45,320	33,524
Net interest income (FTE)	$414,434	$397,794	$362,992
Net interest margin (FTE) and adjusted net interest margin (FTE) ¹
Average interest-earning assets	$10,647,357	$10,209,741	$9,339,858
Average interest-bearing liabilities	$9,952,961	$9,573,937	$8,760,173
Net interest margin (FTE)	3.89%	3.90%	3.89%
Adjusted net interest margin (FTE) ¹	3.84%	3.76%	3.66%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".

Net interest income was $414.4 million in fiscal year 2018 compared to $397.8 million in fiscal year 2017, an increase of $16.6 million, or 4.2%. The increase was driven by higher loan interest income driven by 5.7% of growth in average loans outstanding between the periods combined with a 20 basis point increase in the yield on total loans, partially offset by a 25 basis point increase in the cost of deposits. Net interest income was $397.8 million in fiscal year 2017 compared to $363.0 million in fiscal year 2016, an increase of $34.8 million, or 9.6%. The increase was driven by higher loan interest income driven by 10.8% of growth in average loans outstanding between the periods combined with a 5 basis point increase in the yield on total loans, partially offset by an 8 basis point increase in the cost of deposits.

Net interest margin was 3.89% in fiscal year 2018, compared with 3.90% in fiscal year 2017. Adjusted net interest margin was 3.84% and 3.76%, respectively, over the same periods. The decrease in net interest margin was primarily due to a 27 basis point increase in the cost of interest-bearing liabilities, partially offset by a 25 basis point increase in the yield on interest-earning assets driven by higher average loan balances as a proportion of earning assets and improving loan yields. A $9.0 million reduction in the cost of interest rate swaps between the periods is the primary driver of the more pronounced increase in adjusted net interest margin compared to net interest margin.
Net interest margin was 3.90% in fiscal year 2017, compared with 3.89% in fiscal year 2016. Adjusted net interest margin was 3.76% and 3.66%, respectively, over the same periods. Net interest margin remained relatively stable primarily due to a 9 basis point rise in the yield on interest-earning assets, offset by a 9 basis point rise in the cost of interest-bearing liabilities. The growth in adjusted net interest margin was driven by a $6.3 million reduction in the cost of interest rate swaps compared to fiscal year 2016, as a result of increases in short-term LIBOR rates. For more information on our adjusted net interest margin, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
The following table presents the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for fiscal years 2018, 2017 and 2016. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $789.0 million at September 30, 2018 and $703.1 million at September 30, 2017, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected below has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations." ASC 310-30 loans represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Non-ASC 310-30 loans represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	Fiscal Years Ended September 30,
	2018			2017			2016
	Average Balance	Interest (FTE)	Yield / Cost	Average Balance	Interest (FTE)	Yield / Cost	Average Balance	Interest (FTE)	Yield / Cost
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$75,101	$1,376	1.83%	$123,616	$922	0.75%	$122,651	$574	0.47%
Investment securities	1,384,632	29,171	2.11%	1,390,453	26,311	1.89%	1,366,925	24,680	1.81%
Non-ASC 310-30 loans, net ³	9,106,519	446,386	4.90%	8,581,615	405,080	4.72%	7,736,454	363,805	4.70%
ASC 310-30 loans, net	81,105	11,501	14.18%	114,057	10,801	9.47%	113,828	7,457	6.55%
Loans, net	9,187,624	457,887	4.98%	8,695,672	415,881	4.78%	7,850,282	371,262	4.73%
Total interest-earning assets	10,647,357	488,434	4.59%	10,209,741	443,114	4.34%	9,339,858	396,516	4.25%
Noninterest-earning assets	1,160,802			1,154,861			1,079,503
Total assets	$11,808,159	$488,434	4.14%	$11,364,602	$443,114	3.90%	$10,419,361	$396,516	3.81%
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,809,470			$1,806,491			$1,493,287
Interest-bearing deposits	5,990,182	$43,092	0.72%	5,709,863	$25,969	0.45%	5,081,401	$16,206	0.32%
Time deposits	1,483,760	17,020	1.15%	1,300,987	9,066	0.70%	1,345,693	8,908	0.66%
Total deposits	9,283,412	60,112	0.65%	8,817,341	35,035	0.40%	7,920,381	25,114	0.32%
Securities sold under agreements to repurchase	108,599	340	0.31%	122,188	384	0.31%	160,820	519	0.32%
FHLB advances and other borrowings	452,572	8,508	1.88%	525,491	5,437	1.03%	580,283	4,154	0.72%
Subordinated debentures and subordinated notes payable	108,378	5,040	4.65%	108,917	4,464	4.10%	98,689	3,737	3.79%
Total borrowings	669,549	13,888	2.07%	756,596	10,285	1.36%	839,792	8,410	1.00%
Total interest-bearing liabilities	9,952,961	$74,000	0.74%	9,573,937	$45,320	0.47%	8,760,173	$33,524	0.38%
Noninterest-bearing liabilities	67,045			88,440			117,344
Stockholders' equity	1,788,153			1,702,225			1,541,844
Total liabilities and stockholders' equity	$11,808,159			$11,364,602			$10,419,361
Net interest spread			3.40%			3.43%			3.43%
Net interest income and net interest margin (FTE) ¹		$414,434	3.89%		$397,794	3.90%		$362,992	3.89%
Less: Tax equivalent adjustment		$6,597			$8,599			$7,534
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$407,837	3.83%		$389,195	3.81%		$355,458	3.81%
[1] Interest income includes $2.7 million, $4.1 million and $3.6 million for fiscal year 2018, 2017 and 2016, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

Interest Income
The following table presents interest income for fiscal years 2018, 2017 and 2016.

	Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Interest income:
Loans (FTE)	$457,887	$415,881	$371,262
Investment securities	29,171	26,311	24,680
Federal funds sold and other	1,376	922	574
Total interest income (FTE)	488,434	443,114	396,516
Less: Tax equivalent adjustment	6,597	8,599	7,534
Total interest income (GAAP)	481,837	434,515	388,982
Total interest income consists primarily of interest income on loans and interest income on our investment portfolio. Total interest income increased $45.3 million, or 10.2%, to $488.4 million for fiscal year 2018, from $443.1 million for fiscal year 2017, which increased $46.6 million, or 11.8%, from $396.5 million for fiscal year 2016. Significant components of interest income are described in further detail below.
Loans. Interest income on all loans increased to $457.9 million in fiscal year 2018 from $415.9 million in fiscal year 2017, an increase of $42.0 million, or 10.1%, during the fiscal year. Average net loan balances for fiscal year 2018 were $9.19 billion, representing a 5.7% increase compared to the same period in fiscal year 2017. The majority of growth was focused in the CRE segment of the portfolio, which grew by $504.5 million, or 12.2%, partially offset by a reduction in the residential real estate segment of $95.3 million, or 10.2%. The largest contributors to the growth in the CRE segment during fiscal year 2018 were the non-owner occupied CRE segment, which grew $321.9 million, or 15.9%, combined with an increase of $115.0 million, or 9.4%, in the owner-occupied CRE segment and an increase of $99.0 million, or 18.4%, in the construction and development segment. Interest income on ASC 310-30 loans, which are purchased credit impaired loans with a different income recognition model, increased $0.7 million between the two periods, primarily driven by accelerated accretion of interest income on one pool of purchased credit impaired loans in fiscal year 2018.
Interest income on all loans increased to $415.9 million in fiscal year 2017 from $371.3 million in fiscal year 2016, an increase of 12.0% during the fiscal year. Average net loan balances for fiscal year 2017 were $8.70 billion, representing a 10.8% increase compared to the same period in fiscal year 2016. Growth was focused in the CRE segment of the portfolio, partially offset by a reduction in the residential real estate segment of the portfolio. The largest contributor to growth during fiscal year 2017 was in non-owner occupied CRE, combined with moderate increases in construction and development and owner-occupied subsegments which were largely offset by a decline in multi-family residential real estate subsegments. Interest income on ASC 310-30 loans increased $3.3 million between the two periods, primarily driven accelerated accretion of interest income on two pools of purchased credit impaired loans in fiscal year 2017.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on non-ASC 310-30 loans was 4.90% for fiscal year 2018, an 18 basis point increase compared to 4.72% for fiscal year 2017, which was a 2 basis point increase from 4.70% for fiscal year 2016. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on non-ASC 310-30 loans was 4.84% for fiscal year 2018, an increase of 29 basis points compared to 4.55% for fiscal year 2017, which was a 12 basis points increase compared to 4.43% for fiscal year 2016. Starting in fiscal year 2016 and continuing through fiscal year 2018, we have begun to benefit from period-over-period increases in LIBOR rates which have reduced the net cost of pay fixed, receive floating interest rate swaps the Company utilizes related to certain fixed rate loans and benchmark rate hikes which have raised interest rates on many of our floating and variable rate loans.
The average duration of the loan portfolio, including the impact of the interest rate swaps on the duration of fair value loans, was a relatively short 1.3 years as of September 30, 2018. Approximately 48%, or $4.52 billion, of the portfolio is comprised of fixed rate loans, of which $865.4 million of loans are fixed-rate loans with an original term of 5 years or greater which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. For floating rate loans in the portfolio, approximately 44% are indexed to Wall Street Journal Prime, 29% to 5-year Treasuries and the balance to various other indices. Less than 1% of our total loans' rates are floored, with an average interest rate floor 72 bps above market rates.

Loan-related fee income of $4.9 million is included in interest income for fiscal year 2018 compared to $4.3 million for both fiscal years 2017 and 2016. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $2.8 million, $4.7 million and $3.8 million for fiscal years 2018, 2017 and 2016, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.41 billion as of September 30, 2018 and 2017. Interest income on investments includes income earned on investment securities and FHLB stock. Interest income on investments was $29.2 million for fiscal year 2018, an increase of $2.9 million, or 10.9%, from $26.3 million in fiscal year 2017. The increase in interest income was driven by the yield on investments which increased 22 basis points to 2.11% for fiscal year 2018, compared to 1.89% for fiscal year 2017, partially offset by a decrease in average balances.
In fiscal year 2017, interest income on investments increased to $26.3 million from $24.7 million in fiscal year 2016, an increase of 6.6%. The increase was driven by an 8 basis point increase in the yield on investments in fiscal year 2017 to 1.89%, compared to 1.81% for fiscal year 2016, combined with an increase in average balances.
The weighted average life of the portfolio was 3.9 years at September 30, 2018, and 3.6 years at September 30, 2017 and 3.3 years at September 30, 2016. Average investments in fiscal years 2018, 2017 and 2016 were 13.0%, 13.6% and 14.6%, respectively, of total average interest-earning assets.
Interest Expense
The following table presents interest expense for fiscal years 2018, 2017 and 2016.

	Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Interest expense
Deposits	$60,112	$35,035	$25,114
FHLB advances and other borrowings	8,848	5,821	4,673
Subordinated debentures and subordinated notes payable	5,040	4,464	3,737
Total interest expense	$74,000	$45,320	$33,524
Total interest expense consists primarily of interest expense on three components: deposits, FHLB advances and other borrowings and our outstanding subordinated debentures and subordinated notes payable. Total interest expense increased $28.7 million, or 63.3%, to $74.0 million in fiscal year 2018, from $45.3 million in fiscal year 2017, which increased $11.8 million, or 35.2%, from $33.5 million in fiscal year 2016. Average interest-bearing liabilities increased $379.0 million, or 4.0%, to $9.95 billion in fiscal year 2018, from $9.57 billion in fiscal year 2017, which increased $813.8 million, or 9.3%, from $8.76 billion in fiscal year 2016. The average cost of total interest-bearing liabilities increased to 0.74% in fiscal year 2018, compared to 0.47% in fiscal year 2017 and 0.38% in fiscal year 2016. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of interest-bearing accounts and time deposits, was $60.1 million in fiscal year 2018 compared with $35.0 million in fiscal year 2017, an increase of $25.1 million, or 71.6%, driven by growth in average deposits outstanding and increasing benchmark interest rates in the cost of deposits. Average deposit balances increased to $9.28 billion from $8.82 billion, respectively, for the same periods, an increase of $466.1 million, or 5.3%. The cost of deposits increased 25 basis points to 0.65% for fiscal year 2018 from 0.40% for fiscal year 2017, reflecting a rise in market interest rates and increased competition for deposit balances. Interest expense on deposits was $35.0 million in fiscal year 2017 compared with $25.1 million in fiscal year 2016, an increase of $9.9 million, or 39.5% driven by growth in average deposits outstanding and increasing benchmark interest rates. Average deposit balances increased $897.0 million, or 11.3%, to $8.82 billion from $7.92 billion, respectively, for the same periods. The cost of deposits increased 8 basis points to 0.40% for fiscal year 2017 from 0.32% for fiscal year 2016, reflecting a rise in market interest rates.
Average noninterest-bearing demand account balances comprised 19.5% of average total deposits for fiscal year 2018 compared with 20.5% for fiscal year 2017, and 18.9% for fiscal year 2016. Total average other liquid accounts, consisting of interest-bearing demand accounts, remained stable in fiscal year 2018 at 64.5% of total average deposits, compared to 64.8% of total average deposits for fiscal year 2017 and 64.2% in fiscal year 2016, while time deposit accounts increased in fiscal year 2018 to 16.0% of total average deposits compared to 14.8% in fiscal year 2017 and 17.0% in fiscal year 2016. We continue our strategy of focusing on cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature.

FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $8.8 million for fiscal year 2018, compared to $5.8 million for fiscal year 2017 and $4.7 million for fiscal year 2016, reflecting weighted average cost of 1.88%, 1.03% and 0.72%, respectively. Our average balance for FHLB advances and other borrowings decreased to $452.6 million in fiscal year 2018 from $525.5 million in fiscal year 2017, which decreased from $580.3 million in fiscal year 2016. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 4.5% for fiscal year 2018, 5.5% for fiscal year 2017 and 6.6% for fiscal year 2016. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 2.58% at September 30, 2018, 1.36% at September 30, 2017 and 0.69% at September 30, 2016. The average tenor of our FHLB advances was 15 months at September 30, 2018, 4 months at September 30, 2017 and 52 months at September 30, 2016. The amount of other borrowings and related interest expense are immaterial in each of fiscal years 2018, 2017 and 2016.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At September 30, 2018, we had pledged $3.95 billion of loans to the FHLB, against which we had borrowed $275.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding junior subordinated debentures and subordinated notes payable was $5.0 million for fiscal year 2018, $4.5 million for fiscal year 2017, and $3.7 million for fiscal year 2016. The weighted average contractual rate on outstanding junior subordinated debentures was 4.55%, 3.53% and 3.01% at September 30, 2018, 2017 and 2016, respectively. The weighted average contractual rate on outstanding subordinated notes payable was 4.88% at each of the periods ended September 30, 2018, 2017 and 2016.
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

	2018 vs 2017			2017 vs 2016
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$(474)	$928	$454	$5	$343	$348
Investment securities	(111)	2,971	2,860	412	1,219	1,631
Non-ASC 310-30 loans	25,362	15,944	41,306	39,189	2,085	41,274
ASC 310-30 loans	(3,691)	4,391	700	15	3,330	3,345
Loans	21,671	20,335	42,006	39,204	5,415	44,619
Total increase	21,086	24,234	45,320	39,621	6,977	46,598
Increase (decrease) in interest expense:
Interest-bearing deposits	1,333	15,790	17,123	2,181	7,582	9,763
Time deposits	1,421	6,533	7,954	(311)	469	158
Securities sold under agreements to repurchase	(44)	0	(44)	(123)	(13)	(136)
FHLB advances and other borrowings	(844)	3,915	3,071	(425)	1,708	1,283
Subordinated debentures and subordinated notes payable	(22)	598	576	399	329	728
Total increase	1,844	26,836	28,680	1,721	10,075	11,796
Increase (decrease) in net interest income (FTE)	$19,242	$(2,602)	$16,640	$37,900	$(3,098)	$34,802
Provision for Loan and Lease Losses
We recognized a provision for loan and lease losses of $18.0 million for fiscal year 2018 compared to a provision for loan and lease losses of $21.5 million for fiscal year 2017, a decrease of $3.5 million or 16.5%. The decrease in provision was mostly driven by a lower level of charge-offs recognized between the periods combined with a stable level of specific provisions. Included within the provision for loan and lease losses was a net impairment of $0.2 million during fiscal year 2018 associated with ASC 310-30 loans. This compares to a net recoupment of $0.7 million related to this portion of the portfolio recorded in fiscal year 2017.

We recognized a provision for loan and lease losses of $21.5 million for fiscal year 2017 compared to a provision for loan and lease losses of $17.0 million for fiscal year 2016, an increase of $4.5 million, or 27.0%. The higher provision for loan and lease losses compared to fiscal year 2016 was driven primarily by the higher level of net charge-offs recognized during fiscal year 2017, which was concentrated in the commercial non-real estate and agriculture segments of the loan portfolio. The required specific ALLL decreased by $3.2 million mainly due to a number of charge-offs related to loans for which a specific ALLL had been previously recorded. Included within the provision for loan and lease losses was a net recoupment of $0.7 million during fiscal year 2017 associated with ASC 310-30 loans. This compares to net recoupment of $1.1 million related to this portion of the portfolio recorded in fiscal year 2016.

	Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Provision for loan and lease losses, non-ASC 310-30 loans *	$17,754	$22,210	$18,011
Provision for (reduction in) loan and lease losses, ASC 310-30 loans	232	(671)	(1,056)
Provision for loan and lease losses, total	$17,986	$21,539	$16,955
* As presented above, the non-ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.

Total Credit-Related Charges
We recognized other credit-related charges during fiscal year 2018 that were lower compared to fiscal year 2017, which was higher compared to fiscal year 2016. We believe the following table, which summarizes each component of the total credit-related charges incurred during the current and prior fiscal years, is helpful to understanding the overall impact on our yearly results of operations. Net other repossessed property charges include other repossessed property operating costs, valuation adjustments and gain (loss) on sale of other repossessed properties, each of which entered other repossessed property as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive payment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect expected credit losses in the portfolio.

		Fiscal Years Ended September 30,
Item	Included within F/S Line Item(s):	2018	2017	2016
		(dollars in thousands)
Provision for loan and lease losses	Provision for loan and lease losses	$17,986	$21,539	$16,955
Net other repossessed property charges	Net loss on repossessed property and other related expenses	4,369	1,749	1,263
Reversal of interest income on nonaccrual loans	Interest income on loans	1,901	930	1,433
Loan fair value adjustment related to credit	Net increase (decrease) in fair value of loans at fair value	194	936	1,618
Total		$24,450	$25,154	$21,269
Total credit-related charges for fiscal year 2018 decreased $0.7 million, or 2.8%, compared to fiscal year 2017. The decrease in total credit-related charges was primarily driven by a decrease in net charge-offs, partially offset by higher expenses associated with other repossessed property. Total credit-related charges for fiscal year 2017 increased $3.9 million, or 18.3%, compared to fiscal year 2016 primarily driven by increased net charge-offs driving higher required provisions for loan and lease losses.

Noninterest Income
The following table presents noninterest income for the fiscal years ended September 30, 2018, 2017 and 2016.

	Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Noninterest income
Service charges and other fees	$51,077	$55,725	$52,925
Wealth management fees	9,219	9,118	7,283
Mortgage banking income, net	5,842	7,928	7,261
Net gain (loss) on sale of securities	6	75	160
Other	8,276	5,699	3,968
Subtotal, product and service fees	74,420	78,545	71,597
Net (decrease) increase in fair value of loans at fair value	(45,407)	(65,231)	26,314
Net realized and unrealized gain (loss) on derivatives	44,596	49,900	(48,658)
Subtotal, loans at fair value and related derivatives	(811)	(15,331)	(22,344)
Total noninterest income	$73,609	$63,214	$49,253
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
Noninterest income was $73.6 million for fiscal year 2018, compared with $63.2 million for fiscal year 2017, an increase of $10.4 million or 16.4%, which increased $14.0 million, or 28.3%, compared with $49.3 million for fiscal year 2016. Significant components of noninterest income are described in further detail below.
Product and Service Fees. We recognized $74.4 million of noninterest income related to product and service fees in fiscal year 2018, a decrease of $4.1 million, or 5.3%, compared to $78.5 million for fiscal year 2017. The decrease was primarily attributable to service charges and other fees which decreased $4.6 million, or 8.3%, and mortgage banking income which decreased $2.1 million, or 26.3%, partially offset by a $2.6 million increase, or 45.2%, in other income. The decrease in service charges and other fees reflects the impact of the "Durbin Amendment" limit on debit card interchange income that became effective in July 2017. The decrease in mortgage banking income was due to fewer originations sold during the fiscal year, while the increase in other income was primarily driven by a gain on the sale of Visa, Inc. Class B common stock shares and a sign on bonus for a new contract.
Noninterest income related to product and service fees was $78.5 million for the fiscal year 2017 compared to $71.6 million for fiscal year 2016, an increase of $6.9 million or 9.7%. The increase was primarily attributable to service charges and other fees which increased by $2.8 million, or 5.3%, and included debit card interchange income, combined with a $1.8 million increase, or 25.2%, in wealth management fees and a $1.7 million increase, or 43.6%, in other income. As previously discussed in this report, higher allowable interchange rates were capped as required by the Durbin Amendment effective July 1, 2017.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For fiscal years 2018, 2017 and 2016 these items accounted for $(0.8) million, $(15.3) million and $(22.3) million, respectively. The change during fiscal year 2018 was driven by a $9.0 million reduction in the current cost of interest rate swaps and a $4.7 million increase in swap fees combined with a net favorable change in the credit risk adjustment of $(0.8) million. The change during fiscal year 2017 was driven by a $6.3 million reduction in the current cost of interest rate swaps combined with a net favorable change in the credit risk adjustment of $(0.7) million. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans. We present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.

Noninterest Expense
The following table presents noninterest expense for fiscal years 2018, 2017 and 2016.

	Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$135,352	$128,135	$109,055
Data processing and communication	29,805	28,288	25,440
Occupancy and equipment	20,330	19,817	19,554
Professional fees	17,891	15,038	13,572
Advertising	4,507	3,983	4,267
Net loss on repossessed property and other related expenses	4,369	1,749	1,263
Amortization of core deposits and other intangibles	1,662	2,358	3,264
Acquisition expenses	—	710	15,692
Other	17,509	16,565	15,533
Total noninterest expense	$231,425	$216,643	$207,640
Noninterest expense was $231.4 million for fiscal year 2018 compared with $216.6 million for fiscal year 2017, an increase of $14.8 million, or 6.8%, which was an increase of $9.0 million, or 4.3%, compared to $207.6 million in fiscal year 2016. Our efficiency ratio was 47.1% for fiscal year 2018, 46.5% for fiscal year 2017 and 49.6% for fiscal year 2016. For more information on our efficiency ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations." Significant changes in components of noninterest expense are described in further detail below.
Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include the cost of incentive compensation, stock compensation, benefit plans, health insurance and payroll taxes. These expenses were $135.4 million for fiscal year 2018, an increase of $7.3 million, or 5.6%, from $128.1 million for fiscal year 2017. The majority of the increase was driven by living wage increases in response to federal tax reform and annual merit increases. Salaries and employee benefits were $128.1 million for fiscal year 2017, an increase of $19.0 million, or 17.5%, from $109.1 million for fiscal year 2016. The majority of the increase was driven by additional roles added to meet regulatory and risk management expectations, higher long-term incentive compensation and higher cost of employee benefits, which was primarily related to higher health insurance costs and standard annual merit increases.
Data Processing and Communication. Data processing and communication expenses include payments to vendors who provide software, data processing, and services on an outsourced basis, costs related to supporting and developing internet-based activities, credit card rewards provided to our customers, depreciation of bank-owned hardware and software, postage and telephone expenses. Expenses for data processing and communication were $29.8 million for fiscal year 2018 and $28.3 million for fiscal year 2017, an increase of $1.5 million, or 5.4%. The increase was driven primarily by an estimated breakage cost of an existing contract. Expenses for data processing and communication were $28.3 million for fiscal year 2017 and $25.4 million for fiscal year 2016, an increase of $2.9 million, or 11.2%. The increase was driven primarily by amortization of recent technology investments.
Occupancy and Equipment. Occupancy and equipment expenses include our branch network and administrative office locations throughout our footprint, including both owned and leased locations, property taxes, maintenance expense and depreciation of bank-owned furniture and equipment. These costs were $20.3 million for fiscal year 2018 and $19.8 million for fiscal year 2017, an increase of $0.5 million, or 2.6%. Expenses for occupancy and equipment were $19.8 million for fiscal year 2017 and $19.6 million for fiscal year 2016, an increase of $0.2 million, or 1.3%. The increases in fiscal years 2018 and 2017 were primarily due to annual increases in rent, utilities and property tax expenses.
Professional Fees. Professional fees include our FDIC and FICO assessments, the cost of accountants and other consultants, and legal services in connection with delinquent loans, business transactions, regulatory compliance matters and to resolve other legal matters. These expenses were $17.9 million for fiscal year 2018 and $15.0 million for fiscal year 2017, an increase of $2.9 million, or 19.0%. Expenses for professional fees were $15.0 million for fiscal year 2017 and $13.6 million for fiscal year 2016, an increase of $1.4 million, or 10.8%. Professional fees increased in fiscal years 2018 and 2017 due to an increase in our FDIC assessment as a result of exceeding $10.0 billion in total assets.

Net Loss Recognized on Repossessed Property and Other Assets. Our net loss on the sale of repossessed property and other assets was $4.4 million for fiscal year 2018 and $1.7 million for fiscal year 2017, an increase of $2.7 million, or 149.8%. The increase was primarily due to expenses related to the settlement of a single other repossessed property. Net loss on the sale of repossessed property and other assets was $1.7 million for fiscal year 2017 and $1.3 million for fiscal year 2016, an increase of $0.4 million, or 38.5%. The increase in fiscal year 2017 was primarily due to the write down of one large property in other repossessed property.
Amortization of Core Deposits and Other Intangibles. Amortization of core deposits and other intangibles represents the scheduled amortization of specifically-identifiable intangible assets arising from acquisitions, including NAB’s acquisition of us as well as subsequent acquisitions completed by us. The most significant component of amortization of core deposits and other intangibles relates to core deposit intangible assets, which represented $1.0 million in fiscal year 2018 compared to $1.4 million in fiscal year 2017 and $0.8 million in fiscal year 2016. The intangible assets currently recorded are scheduled to amortize through May 2026. Total scheduled amortization for all intangible assets includes approximately $1.5 million for fiscal year 2019 and slightly lower amounts for fiscal years 2020 through 2026.
Other. Other noninterest expenses include costs related to other repossessed property costs prior to foreclosure, business development and professional membership fees, travel and entertainment costs, and other costs incurred. Other noninterest expenses were $17.5 million in fiscal year 2018 and $16.6 million in fiscal year 2017, an increase of $0.9 million, or 5.7%. The increase was primarily due to increases in loan expenses. Other noninterest expenses were $16.6 million in fiscal year 2017 and $15.5 million in fiscal year 2016, an increase of $1.0 million, or 6.6%. The increase was primarily due to an increase in other repossessed property costs prior to foreclosure.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the investments in tax-advantaged securities and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $74.1 million in fiscal year 2018 represents an effective tax rate of 31.9%, compared to $69.4 million or 32.4% for fiscal year 2017 and $58.9 million or 32.7% for fiscal year 2016. Excluding the deferred taxes revaluation as a result of the Tax Reform Act, the effective tax rate was 26.1% for fiscal year 2018.
Return on Assets and Equity
The table below presents our return on average total assets, return on average common equity and average common equity to average assets ratio at and for the dates presented.

	Fiscal Years Ended September 30,
	2018	2017	2016
Return on average total assets	1.34%	1.27%	1.16%
Return on average common equity	8.8%	8.5%	7.9%
Return on average tangible common equity ¹	15.3%	15.4%	15.1%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".

Analysis of Financial Condition
The following table highlights certain key financial and performance information for fiscal years ended 2018, 2017 and 2016.

	As of September 30,
	2018	2017	2016
	(dollars in thousands)
Balance Sheet and Other Information
Total assets	$12,116,808	$11,690,011	$11,531,180
Loans ²	9,415,924	8,968,553	8,682,644
Allowance for loan and lease losses	64,540	63,503	64,642
Deposits	9,733,499	8,977,613	8,604,790
Stockholders' equity	1,840,551	1,755,000	1,663,391
Tangible common equity ¹	$1,093,816	$1,006,603	$912,636
Tier 1 capital ratio	12.0%	11.4%	11.1%
Total capital ratio	13.0%	12.5%	12.2%
Tier 1 leverage ratio	10.7%	10.3%	9.5%
Common equity tier 1 ratio	11.3%	10.7%	10.2%
Tangible common equity / tangible assets ¹	9.6%	9.2%	8.5%
Book value per share - GAAP	$31.24	$29.83	$28.34
Tangible book value per share ¹	$18.57	$17.11	$15.55
Nonaccrual loans / total loans	1.52%	1.54%	1.46%
Net charge-offs (recoveries) / average total loans	0.18%	0.26%	0.12%
Allowance for loan and lease losses / total loans	0.69%	0.71%	0.74%
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
Our total assets were $12.12 billion at September 30, 2018, compared with $11.69 billion at September 30, 2017 and $11.53 billion at September 30, 2016. The increase in total assets for each of the fiscal years 2018 and 2017 was primarily attributable to growth in loans and securities available for sale, partially offset by a reduction in cash and cash equivalents compared to the prior period.
At September 30, 2018, loans were $9.42 billion, an increase of $447.4 million, or 5.0%, from $8.97 billion at September 30, 2017, which increased $285.9 million, or 3.3%, compared to $8.68 billion at September 30, 2016. The majority of the growth for fiscal year 2018 occurred in the CRE category of the portfolio, which grew by $504.5 million, mainly across the construction and development, non-owner and owner occupied segments, partially offset by a reduction of $95.3 million in the residential real estate category of the portfolio.
Total deposits were $9.73 billion at September 30, 2018, an increase of $755.9 million, or 8.4%, from $8.98 billion at September 30, 2017, which increased $372.8 million, or 4.3%, from $8.60 billion at September 30, 2016. Noninterest-bearing deposits were $1.84 billion, a 0.7% decrease for the fiscal year and interest-bearing deposits were $7.89 billion, a 10.8% increase for the fiscal year. FHLB and other borrowings decreased by $368.2 million, or 57.2%, for the fiscal year as a result of deposit funding being more cost effective.

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated:

	As of September 30,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Unpaid principal balance:
Commercial real estate ¹
Originated	$4,255,272	$3,628,235	$3,171,516	$2,708,512	$2,321,982
Acquired	374,058	496,570	582,591	137,236	219,212
Total	4,629,330	4,124,805	3,754,107	2,845,748	2,541,194
Agriculture ¹
Originated	2,082,778	1,990,648	1,974,226	1,841,437	1,661,030
Acquired	99,910	131,490	194,711	20,028	20,179
Total	2,182,688	2,122,138	2,168,937	1,861,465	1,681,209
Commercial non-real estate ¹
Originated	1,656,563	1,670,349	1,601,328	1,591,974	1,544,747
Acquired	43,424	48,565	71,838	17,536	26,893
Total	1,699,987	1,718,914	1,673,166	1,609,510	1,571,640
Residential real estate
Originated	682,615	724,906	746,384	714,855	639,194
Acquired	154,954	207,986	274,574	208,290	262,411
Total	837,569	932,892	1,020,958	923,145	901,605
Consumer
Originated	43,325	56,467	59,850	68,840	82,849
Acquired	6,364	10,092	16,423	4,209	7,237
Total	49,689	66,559	76,273	73,049	90,086
Other lending
Originated	46,487	43,132	42,398	38,371	34,243
Acquired	—	75	79	—	—
Total	46,487	43,207	42,477	38,371	34,243
Total originated	8,767,040	8,113,737	7,595,702	6,963,989	6,284,045
Total acquired	678,710	894,778	1,140,216	387,299	535,932
Total unpaid principal balance	9,445,750	9,008,515	8,735,918	7,351,288	6,819,977
Less: Unamortized discount on acquired loans	(18,283)	(29,121)	(39,947)	(19,264)	(25,638)
Less: Unearned net deferred fees and costs and loans in process	(11,543)	(10,841)	(13,327)	(6,826)	(6,872)
Total loans	9,415,924	8,968,553	8,682,644	7,325,198	6,787,467
Allowance for loan and lease losses	(64,540)	(63,503)	(64,642)	(57,200)	(47,518)
Loans, net	$9,351,384	$8,905,050	$8,618,002	$7,267,998	$6,739,949
 [1] Unpaid principal balance for commercial real estate, agriculture and commercial non-real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to manage our interest rate risk.

We have successfully completed nine acquisitions since 2006. Our most recent acquisition of HF Financial, which represented approximately $863.7 million in acquired loans, was completed on May 16, 2016.
During the fiscal year ended September 30, 2018, total loans grew by $447.4 million, or 5.0%. The growth was primarily focused in CRE loans, which grew $504.5 million, or 12.2%, partially offset by residential real estate loans, which declined $95.3 million, or 10.2%. Over the same time period, agriculture, commercial non-real estate, consumer and other loan balances remained generally stable. During the fiscal year ended September 30, 2017, total loans grew by $285.9 million, or 3.3%. The growth was primarily focused in CRE loans, which grew $370.7 million, or 9.9%, partially offset by residential real estate loans, which declined $88.1 million, or 8.6%. Over the same time period, agriculture, commercial non-real estate, consumer and other loan balances remained generally stable.

The following table presents an analysis of the unpaid principal balance of our loan portfolio at September 30, 2018, by loan and collateral type and by each of the six major geographic areas we use to manage our markets.

	September 30, 2018
	South Dakota	Iowa / Kansas / Missouri	Nebraska	Arizona	Colorado	North Dakota / Minnesota	Other ²	Total	%
	(dollars in thousands)
Commercial real estate [1]	$1,059,088	$1,204,118	$861,851	$572,486	$745,809	$204,592	$(18,614)	$4,629,330	49.0%
Agriculture [1]	686,184	389,341	147,366	785,107	182,002	3,121	(10,433)	2,182,688	23.1%
Commercial non-real estate [1]	287,744	800,598	377,368	63,506	128,185	7,169	35,417	1,699,987	18.0%
Residential real estate	202,113	228,681	180,703	33,408	152,303	17,309	23,052	837,569	8.9%
Consumer	20,073	14,670	11,567	673	1,266	723	717	49,689	0.5%
Other lending	—	—	—	—	—	—	46,487	46,487	0.5%
Total	$2,255,202	$2,637,408	$1,578,855	$1,455,180	$1,209,565	$232,914	$76,626	$9,445,750	100.0%
% by location	23.9%	27.9%	16.7%	15.4%	12.8%	2.5%	0.8%	100.0%
 [1] Unpaid principal balance for commercial real estate, agriculture and commercial non-real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to manage our interest rate risk.

 [2] Balances in this column represent acquired workout loans and certain other loans managed by our workout staff, commercial and consumer credit card loans, fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

The following table presents additional detail regarding our CRE, agriculture, commercial non-real estate and residential real estate loans at September 30, 2018.

September 30, 2018
(dollars in thousands)
Construction and development	$637,693
Owner-occupied CRE	1,334,480
Non-owner-occupied CRE	2,347,237
Multifamily residential real estate	309,920
Commercial real estate	4,629,330
Agriculture real estate	991,475
Agriculture operating loans	1,191,213
Agriculture	2,182,688
Commercial non-real estate	1,699,987
Home equity lines of credit	228,295
Closed-end first lien	459,463
Closed-end junior lien	38,902
Residential construction	110,909
Residential real estate	837,569
Consumer	49,689
Other	46,487
Total unpaid principal balance	$9,445,750
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
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at June 30, 2018, we were ranked the sixth-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core competencies. We target a 20% to 30% portfolio composition for agriculture loans according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. While our borrowers have experienced volatile commodity prices over recent years, we believe there continues to typically be strong secondary sources of repayment and low borrower leverage for the agriculture loan portfolio. Continued pressure on the commodity prices, including through recently imposed and proposed tariffs on the export of agricultural products, or a further downturn in the agriculture economy could directly impact the quality of our agricultural loans and could indirectly and adversely impact other lending categories including commercial non-real estate, CRE, residential real estate and consumer.

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
Residential Real Estate. Residential real estate lending reflects 1-to-4-family real estate construction loans, closed-end first-lien mortgages (primarily single-family long-term first mortgages resulting from acquisitions of other banks), closed-end junior-lien mortgages and HELOCs. Our closed-end first-lien mortgages include a small percentage of single-family first mortgages that we originate and do not subsequently sell into the secondary market, including some jumbo products, adjustable-rate mortgages and rural home mortgages. Conversely, a large percentage of our total single-family first mortgage originations are sold into the secondary market in order to meet our interest rate risk management objectives.
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
The following table presents the maturity distribution of our loan portfolio as of September 30, 2018. The maturity dates were determined based on the contractual maturity date of the loan.

	September 30, 2018
	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$490,911	$2,061,197	$2,077,222	$4,629,330
Agriculture	1,086,397	684,445	411,846	2,182,688
Commercial non-real estate	745,226	509,482	445,279	1,699,987
Residential real estate	178,208	288,852	370,509	837,569
Consumer	7,302	33,956	8,431	49,689
Other lending	46,487	—	—	46,487
Total	$2,554,531	$3,577,932	$3,313,287	$9,445,750
The following table presents the distribution, as of September 30, 2018, of our loans that were due after one year between fixed and variable interest rates.

	September 30, 2018
	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$2,053,126	$2,085,293	$4,138,419
Agriculture	864,289	232,002	1,096,291
Commercial non-real estate	622,849	331,912	954,761
Residential real estate	242,686	416,675	659,361
Consumer	35,445	6,942	42,387
Total	$3,818,395	$3,072,824	$6,891,219
Other Repossessed Property
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. Other repossessed property assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the assets at an acceptable price in a timely manner. Our total other repossessed property carrying value was $23.1 million as of September 30, 2018, an increase of $14.1 million, or 156.8%, compared to $9.0 million at September 30, 2017, which decreased $1.3 million, or 12.6%, compared to $10.3 million at September 30, 2016. The increase in fiscal year 2018 was due to the addition of one large property during the year. The decrease in fiscal year 2017 was primarily driven by the liquidation of a number of assets during the period.

The following table presents our other repossessed property balances for the period indicated.

	Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Balance, beginning of period	$8,985	$10,282	$15,892
Additions to other repossessed property	25,926	7,786	4,481
Valuation adjustments and other	(1,447)	(1,630)	(2,400)
Sales	(10,390)	(7,453)	(7,691)
Balance, end of period	$23,074	$8,985	$10,282
Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated.

	September 30,
	2018	2017	2016
	(dollars in thousands)
U.S. Treasury securities	$168,394	$228,039	$227,007
Mortgage-backed securities:
Government National Mortgage Association	442,458	511,457	664,529
Federal Home Loan Mortgage Corporation	297,380	169,147	89,492
Federal National Mortgage Association	188,192	170,247	121,441
Small Business Assistance Program	260,458	224,005	142,921
States and political subdivision securities	69,566	73,041	55,525
Corporate debt securities	—	—	4,998
Other	1,006	1,006	1,006
Total	$1,427,454	$1,376,942	$1,306,919
We have historically invested excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. Since September 30, 2017, the fair value of the portfolio has increased by $17.7 million, or 1.3%.
The following tables present the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield ("WA yield") for each investment category for each maturity period at September 30, 2018. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The WA yield on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	September 30, 2018
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
U.S. Treasury securities	$99,695	1.66%	$68,699	2.09%	$—	—%	$—	—%	$—	—%	$—	—%	$168,394	1.84%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,188,488	2.36%	—	—%	1,188,488	2.36%
States and political subdivision securities ¹ ²	12,147	1.33%	46,221	1.60%	11,076	1.90%	122	5.00%	—	—%	—	—%	69,566	1.61%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$111,842	1.62%	$114,920	1.89%	$11,076	1.90%	$122	5.00%	$1,188,488	2.36%	$1,006	—%	$1,427,454	2.26%
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

Asset Quality
We place an asset on nonaccrual status when management believes, after considering collection efforts and other factors, the borrowers condition is such that collection of interest is doubtful, which is generally 90 days past due. If a borrower has failed to comply with the original contractual terms, further action may be required, including a downgrade in the risk rating, movement to nonaccrual status, a charge off or the establishment of a specific reserve. If there is a collateral shortfall, we generally work with the borrower for a principal reduction, pledge of additional collateral or guarantee. If these alternatives are not available, we engage in formal collection activities. Restructured loans for which we grant payment or significant interest rate concessions are placed on nonaccrual status until collectability improves and a satisfactory payment history is established, generally by the receipt of at least six consecutive payments.
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

	As of September 30,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Nonaccrual loans ¹
Commercial real estate
Loans covered by a FDIC loss-sharing agreement	$—	$—	$—	$—	$21,995
Loans not covered by a FDIC loss-sharing agreement	22,908	14,912	20,624	16,870	20,767
Total	22,908	14,912	20,624	16,870	42,762
Agriculture ³	107,226	100,504	68,526	24,569	11,453
Commercial non-real estate
Loans covered by a FDIC loss-sharing agreement	—	—	—	—	2,126
Loans not covered by a FDIC loss-sharing agreement	6,887	13,674	27,307	14,287	4,908
Total	6,887	13,674	27,307	14,287	7,034
Residential real estate
Loans covered by a FDIC loss-sharing agreement	2,699	4,893	4,095	5,317	10,839
Loans not covered by a FDIC loss-sharing agreement	3,425	4,206	5,599	7,124	6,671
Total	6,124	9,099	9,694	12,441	17,510
Consumer ³	61	123	244	122	146
Other lending ³	—	—	—	—	—
Total nonaccrual loans covered by a FDIC loss-sharing agreement	2,699	4,893	4,095	5,317	34,960
Total nonaccrual loans not covered by a FDIC loss-sharing agreement	140,507	133,419	122,300	62,972	43,945
Total nonaccrual loans	143,206	138,312	126,395	68,289	78,905
Other repossessed property	23,074	8,985	10,282	15,892	49,580
Total nonperforming assets	166,280	147,297	136,677	84,181	128,485
Restructured performing loans	19,783	32,490	46,568	60,371	36,837
Total nonperforming and restructured assets	$186,063	$179,787	$183,245	$144,552	$165,322

Accruing loans 90 days or more past due	$156	$1,859	$1,991	$58	$28
Nonperforming restructured loans included in total nonaccrual loans	$77,156	$71,334	$36,778	$13,966	$20,415
Percent of total assets
Nonaccrual loans ¹
Loans not covered by a FDIC loss-sharing agreement	1.16%	1.14%	1.06%	0.64%	0.47%
Total	1.18%	1.18%	1.10%	0.70%	0.84%
Other repossessed property	0.19%	0.08%	0.09%	0.16%	0.53%
Nonperforming assets ²	1.37%	1.26%	1.19%	0.86%	1.37%
Nonperforming and restructured assets ²	1.54%	1.54%	1.59%	1.48%	1.76%
[1] Includes nonperforming restructured loans
[2] Includes nonaccrual loans, which includes nonperforming restructured loans
[3] Loans not covered by FDIC loss-sharing agreements

At September 30, 2018, our nonperforming assets were 1.37% of total assets, compared to 1.26% at September 30, 2017. Total nonaccrual loans increased by $4.9 million, or 3.5% compared to September 30, 2017, which increased $11.9 million, or 9.4%, compared to September 30, 2016. The increase in nonaccrual loans in fiscal year 2018 was primarily driven by the deterioration of a relationship in the CRE portfolio that has been closely monitored for a number of quarters, partially offset by improvements in the commercial non-real estate portfolio. The increase in nonaccrual loans for fiscal year 2017 was primarily driven by the deterioration of a small number of relationships in the agriculture portfolio, partially offset by improvements in the commercial non-real estate and CRE portfolios.
We recognized approximately $1.0 million of interest income on loans that were on nonaccrual for the fiscal year ended 2018. Excluding loans covered by FDIC loss-sharing agreements, we had average nonaccrual loans (calculated as a two-point average) of $137.0 million outstanding during fiscal year 2018. Based on the average loan portfolio yield for these loans for the current fiscal year, we estimate that interest income would have been $6.7 million higher during the period had these loans been accruing.
We consistently monitor all loans internally rated "watch" or worse because that rating indicates we have identified some potential weakness emerging; but loans rated "watch" will not necessarily become problem loans or become impaired. Aside from the loans on the watch list, we do not believe we have any potential problem loans that are not already identified as nonaccrual, past due or restructured as it is our policy to promptly reclassify loans as soon as we become aware of doubts as to the borrowers’ ability to meet repayment terms.
When we grant concessions to borrowers that we would not otherwise grant if not for the borrowers’ financial difficulties, such as reduced interest rates or extensions of loan periods, we consider these modifications TDRs.
The table below outlines total TDRs, split between accruing and nonaccruing loans, at each of the dates indicated.

	Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Commercial real estate
Performing TDRs	$2,649	$1,121	$18,250
Nonperforming TDRs	2,616	5,351	2,356
Total	5,265	6,472	20,606
Agriculture
Performing TDRs	13,248	22,678	19,823
Nonperforming TDRs	73,741	59,633	28,688
Total	86,989	82,311	48,511
Commercial non-real estate
Performing TDRs	3,420	8,369	8,102
Nonperforming TDRs	656	5,641	4,789
Total	4,076	14,010	12,891
Residential real estate
Performing TDRs	389	311	370
Nonperforming TDRs	143	688	937
Total	532	999	1,307
Consumer
Performing TDRs	77	11	23
Nonperforming TDRs	—	21	8
Total	77	32	31
Total performing TDRs	19,783	32,490	46,568
Total nonperforming TDRs	77,156	71,334	36,778
Total TDRs	$96,939	$103,824	$83,346
As of September 30, 2018, total performing TDRs decreased $12.7 million, or 39.1%, compared to September 30, 2017, which decreased $14.1 million, or 30.2%, compared to September 30, 2016. Performing TDRs decreased from September 30, 2017 primarily due to a large relationship in the agriculture portfolio that transferred from performing to nonperforming TDR status. Performing TDRs decreased from September 30, 2016 mainly due to payoffs in the CRE portfolio. As of September 30, 2018, total nonperforming TDRs increased $5.8 million, or 8.2%, compared to September 30, 2017, which increased $34.6 million, or 94.0%, compared to September 30, 2016. Nonperforming TDRs increased from September 30, 2017 mainly due to the large relationship in the agriculture portfolio that moved to nonperforming status. Nonperforming TDRs increased from September 30, 2016 primarily due to a handful of additional TDRs in the agriculture portfolio.

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

	At and for Fiscal Years Ended September 30,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Assets covered by a FDIC loss-sharing agreement
Nonaccrual loans ¹	$2,699	$4,893	$4,095	$5,317	$34,960
TDRs	154	191	255	425	5,293
Other repossessed property	131	—	106	61	10,628
Allowance for loan and lease losses, loans covered by a FDIC loss-sharing agreement
Balance at beginning of period	$196	$907	$1,625	$5,108	$7,246
Additional impairment recorded	386	196	—	782	3,122
Recoupment of previously-recorded impairment	(302)	(892)	(677)	(1,701)	(4,482)
Charge-offs	(18)	(15)	(41)	—	(778)
Expiration of loss-sharing arrangement	—	—	—	(2,564)	—
Balance at end of period	$262	$196	$907	$1,625	$5,108

Other repossessed property covered by a loss-sharing agreement
Balance at beginning of period	$—	$106	$61	$10,628	$24,412
Additions to other repossessed property	131	14	182	1,666	1,785
Valuation adjustments and other	—	—	(15)	(2,034)	(3,750)
Sales	—	(120)	(122)	(7,031)	(11,819)
Expiration of loss-sharing agreement	—	—	—	(3,168)	—
Balance at end of period	$131	$—	$106	$61	$10,628
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

	At and for Fiscal Years Ended September 30,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$63,503	$64,642	$57,200	$47,518	$55,864
Provision charged to expense	17,754	22,210	18,011	19,718	4,456
Impairment (recoupment) of ASC 310-30 loans	232	(671)	(1,056)	(677)	(3,772)
Charge-offs:
Commercial real estate	(3,925)	(2,043)	(3,625)	(1,971)	(3,199)
Agriculture	(9,473)	(7,853)	(4,294)	(606)	(2,429)
Commercial non-real estate	(3,813)	(12,576)	(2,629)	(11,153)	(5,380)
Residential real estate	(569)	(809)	(1,157)	(238)	(631)
Consumer	(192)	(196)	(206)	(129)	(211)
Other lending	(1,932)	(2,403)	(2,255)	(1,617)	(1,893)
Total charge-offs	(19,904)	(25,880)	(14,166)	(15,714)	(13,743)
Recoveries:
Commercial real estate	533	485	719	1,339	1,470
Agriculture	332	415	556	131	58
Commercial non-real estate	994	652	1,429	3,407	1,439
Residential real estate	337	507	495	231	233
Consumer	141	102	149	104	156
Other lending	618	1,041	1,305	1,143	1,357
Total recoveries	2,955	3,202	4,653	6,355	4,713
Net loan charge-offs	(16,949)	(22,678)	(9,513)	(9,359)	(9,030)
Balance at end of period	$64,540	$63,503	$64,642	$57,200	$47,518

Average total loans for the period ¹	$9,187,624	$8,695,672	$7,850,282	$7,019,151	$6,506,525
Total loans at period end ¹	$9,415,924	$8,968,553	$8,682,644	$7,325,198	$6,787,467
Ratios
Net charge-offs to average total loans ³	0.18%	0.26%	0.12%	0.13%	0.14%
Allowance for loan and lease losses to:
Total loans	0.69%	0.71%	0.74%	0.78%	0.70%
Nonaccruing loans ²	45.93%	47.60%	52.86%	90.83%	108.13%
[1] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
[2] Nonaccruing loans excludes loans covered by FDIC loss-sharing agreements.
In the fiscal year 2018, we recorded net charge-offs of $16.9 million, representing 0.18% of average total loans, a 8 basis point reduction compared to 0.26% of average total loans for fiscal year 2017. When compared to fiscal year 2014, net loan charge-offs remained relatively flat for 2015 through 2018, with the exception of 2017, which showed a higher level of net charge offs primarily in the commercial non-real estate sector. We believe this trend is reflective of our focus on managing our exposure to non-owner-occupied commercial real estate and construction and development loans, which we believe are relatively riskier than owner-occupied CRE loans, and indicates that the majority of our most problematic commercial real estate loans have been worked out of our portfolio.
At September 30, 2018, the allowance for loan and lease losses was 0.69% of our total loan portfolio, a 2 basis point decrease compared with 0.71% at September 30, 2017. The balance of the ALLL increased from $63.5 million to $64.5 million over the same period.
Additionally, a portion of our loans which are carried at fair value, totaling $865.4 million and $1.02 billion at September 30, 2018 and 2017, respectively, have no associated allowance for loan and lease losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for loan and lease losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $7.4 million and $8.3 million at September 30, 2018 and 2017, respectively, translating to an additional 0.08% and 0.09% of total loans at September 30, 2018 and 2017, respectively. Finally, the total purchase discount remaining on all acquired loans equates to 0.19% and 0.32% of total loans at September 30, 2018 and 2017, respectively.

The following tables present management’s historical allocation of the allowance for loan and lease losses by loan category, in both dollars and percentage of our total allowance for loan and lease losses, to specific loans in those categories at the dates indicated.

	September 30,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial real estate	$16,777	$16,941	$17,946	$18,014	$16,884
Agriculture	28,121	25,757	25,115	13,952	10,655
Commercial non-real estate	13,610	14,114	12,990	15,996	10,550
Residential real estate	4,749	5,347	7,106	8,025	8,342
Consumer	257	329	438	348	264
Other lending	1,026	1,015	1,047	865	823
Total	$64,540	$63,503	$64,642	$57,200	$47,518

	September 30,
	2018	2017	2016	2015	2014
Allocation of allowance for loan and lease losses:
Commercial real estate	26.0%	26.7%	27.8%	31.5%	35.5%
Agriculture	43.6%	40.6%	38.9%	24.4%	22.4%
Commercial non-real estate	21.1%	22.2%	20.1%	28.0%	22.2%
Residential real estate	7.3%	8.4%	11.0%	14.0%	17.6%
Consumer	0.4%	0.5%	0.6%	0.6%	0.6%
Other lending	1.6%	1.6%	1.6%	1.5%	1.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%
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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.5 million at September 30, 2018 and September 30, 2017 and is recorded in accrued expenses and other liabilities in the consolidated balance sheet.
Deposits
We obtain funds from depositors by offering consumer and business interest-bearing accounts and term time deposits. At September 30, 2018 and September 30, 2017, our total deposits were $9.73 billion and $8.98 billion, respectively, representing an increase of 8.4%, which was primarily spread across brokered deposits, consumer and commercial deposit accounts. Our accounts are federally insured by the FDIC up to the legal maximum.
The following table presents the balances and weighted average cost of our deposit portfolio at the following dates.

	September 30,
	2018		2017		2016
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Noninterest-bearing demand	$1,842,704	—%	$1,856,126	—%	$1,880,512	—%
Interest-bearing demand	6,043,717	0.95%	5,847,432	0.55%	5,343,183	0.36%
Time deposits, $250,000 or more	383,868	1.89%	273,365	1.16%	265,904	0.99%
Time deposits, less than $250,000	1,463,210	1.29%	1,000,690	0.78%	1,115,191	0.65%
Total	$9,733,499	0.86%	$8,977,613	0.48%	$8,604,790	0.34%

At September 30, 2018 and 2017, the Company had $600.2 million and $294.4 million, respectively, in brokered deposits. As a result of the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, most reciprocal deposits are no longer treated as brokered deposits and are now included with core commercial deposits. The brokered deposits previously noted reflect the reclassification of approximately $431.0 million of reciprocal deposits to commercial deposits at September 30, 2017.
Municipal public deposits constituted $959.4 million and $843.5 million of our deposit portfolio at September 30, 2018, and September 30, 2017, respectively, of which $622.1 million and $533.3 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 6.6% and 8.5% of our total deposits at September 30, 2018 and September 30, 2017, respectively.
The following table presents deposits by region.

	September 30,
	2018	2017	2016
	(dollars in thousands)
South Dakota	$2,422,208	$2,231,857	$2,258,707
Iowa / Kansas / Missouri	2,757,408	2,561,315	2,531,781
Nebraska	2,472,297	2,521,631	2,297,599
Arizona	399,212	377,610	299,886
Colorado	1,228,762	1,153,058	1,031,241
North Dakota / Minnesota	50,359	51,527	101,421
Corporate and other	403,253	80,615	84,155
Total deposits	$9,733,499	$8,977,613	$8,604,790
We fund a portion of our assets with time deposits that have balances greater than $250,000 and that have maturities generally in excess of six months. At September 30, 2018 and September 30, 2017, our time deposits greater than $250,000 totaled $383.9 million and $273.4 million, respectively. The following table presents the maturities of our time deposits greater than $250,000 and less than or equal to $250,000 in size at September 30, 2018.

	September 30, 2018
	Greater than $250,000	Less than or equal to $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$73,365	$477,802
Over three through six months	60,213	248,837
Over six through twelve months	115,323	269,520
Over twelve months	134,967	467,051
Total	$383,868	$1,463,210
Percent of total deposits	3.9%	15.0%
At September 30, 2018 and September 30, 2017, the average remaining maturity of all time deposits was approximately 11 and 14 months, respectively. The average time deposit amount per account was approximately $39,896 and $27,870 at September 30, 2018 and September 30, 2017, respectively.
Derivatives
Beginning in the second quarter of fiscal year 2018, the Company entered into RPAs with some of its derivative counterparties to assume the credit exposure related to interest rate derivative contracts. The Company's loan customer enters into an interest rate swap directly with a derivative counterparty and the Company agrees through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $37.4 million as of September 30, 2018. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be $0.4 million at September 30, 2018 based on the fair value of the underlying swaps.

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
Prior to 2017 we entered into fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) with certain of our commercial and agri-business banking customers to assist them in facilitating their risk management strategies. We mitigated our interest rate risk associated with certain of these loans by entering into equal and offsetting fixed-to-floating interest rate swap agreements for these loans with swap counterparties. We elected to account for the loans at fair value under ASC 825 Fair Value Option. Changes in the fair value of these loans are recorded in earnings as a component of noninterest income in the relevant period. The related interest rate swaps are recognized as either assets or liabilities in our financial statements and any gains or losses on these swaps, both realized and unrealized, are recorded in earnings as a component of noninterest income. The interest rate swaps are fully effective from an interest rate risk perspective, as gains and losses on our swaps are directly offset by changes in fair value of the fair value option loans (i.e., swap interest rate risk adjustments are directly offset by associated loan interest rate risk adjustments). Consequently, any changes in noninterest income associated with changes in fair value resulting from interest rate movement, as opposed to changes in credit quality, on the loans are directly offset by equal and opposite unrealized charges to or reductions in noninterest income for the related interest rate swap. Any changes in the fair value of the loans related to credit quality and the current realized gain (loss) on derivatives are not offsetting amounts within noninterest income. To ensure the correlation of movements in fair value between the interest rate swap and the related loan, we pass on all economic costs associated with our interest rate swap activity resulting from loan customer prepayments (partial or full) to the customer.
Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted.

	At and for Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$90,907	$132,636	$138,744
FHLB advances	100,000	587,200	231,000
Total short-term borrowings	$190,907	$719,836	$369,744

Maximum amount outstanding at any month-end during the period	$808,325	$719,836	$549,227
Average amount outstanding during the period	$442,398	$352,395	$272,344
Weighted average rate for the period	1.32%	0.70%	0.37%
Weighted average rate as of date indicated	0.80%	1.24%	0.46%
Other Borrowings
In addition to FHLB short-term advances, we also have FHLB long-term borrowings of $175.0 million and $56.0 million outstanding as of September 30, 2018 and September 30, 2017, respectively.
We have outstanding $73.6 million and $73.5 million, respectively, of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of September 30, 2018 and September 30, 2017, respectively. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
We issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under Capital Rules in effect at September 30, 2018, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, commencing on February 15, 2016 until August 15, 2020. During the fiscal year 2018, we incurred $5.0 million in interest expense on all outstanding subordinated debentures and notes compared to $4.5 million in fiscal year 2017.

Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at September 30, 2018. Customer deposit obligations categorized as "not determined" include noninterest-bearing demand accounts and interest-bearing demand accounts with no stated maturity date.

	September 30, 2018
	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$1,219,512	$433,142	$167,644	$1,232	$7,911,969	$9,733,499
Securities sold under agreement to repurchase	90,907	—	—	—	—	90,907
FHLB advances and other borrowings	100,000	150,000	25,000	0	—	275,000
Subordinated debentures	—	—	—	75,920	—	75,920
Subordinated notes payable	—	—	—	35,000	—	35,000
Operating leases, net of sublease income	5,156	4,640	8,244	5,403	—	23,443
Accrued interest payable	8,773	—	—	—	—	8,773
Interest on FHLB advances	4,739	2,820	2,593	—	—	10,152
Interest on subordinated notes payable	3,455	3,455	10,366	38,748	—	56,024
Interest on subordinated debentures	1,706	1,706	5,119	3,199	—	11,730
Other Commitments:
Commitments to extend credit—non-credit card	$1,242,018	$133,477	$519,913	$221,018	$—	$2,116,426
Commitments to extend credit—credit card	228,124	—	—	—	—	228,124
Letters of credit	69,613	—	—	—	—	69,613
Instruments with Off-Balance Sheet Risk
In the normal course of business, we enter into various transactions that are not included in our consolidated financial statements in accordance with U.S. GAAP. These transactions include commitments to extend credit to our customers and letters of credit. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued primarily to support or guarantee the performance of a customer’s obligations to a third party. The credit risk involved in issuing letters of credit is essentially the same as originating a loan to the customer. We manage the risks associated with these arrangements by evaluating each customer’s creditworthiness prior to issuance through a process similar to that used by us in deciding whether to extend credit to the customer.
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated.

	September 30,
	2018	2017	2016
	(dollars in thousands)
Commitments to extend credit	$2,344,550	$2,515,653	$2,158,041
Letters of credit	69,613	70,186	61,802
Total	$2,414,163	$2,585,839	$2,219,843
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

Great Western Bancorp, Inc. Our primary source of liquidity is cash obtained from dividends by our Bank. We primarily use our cash for the payment of dividends, when and if declared by our Board of Directors, and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our Bank through equity contributions and for acquisitions. At September 30, 2018, our holding company had $72.9 million of cash. During the first quarter of fiscal year 2019, we declared and paid a dividend of $0.25 per common share. The outstanding amount under our private placement subordinated capital notes was $35.0 million at September 30, 2018. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities. To this end, we have filed a shelf registration statement with the SEC registering an indeterminate amount of our common stock, debt securities and other securities which we may decide to issue in the future. The specific terms of any shares or other securities we choose to issue will be based on current market conditions and will be described in a supplement to the prospectus contained in the shelf registration statement.
Great Western Bank. Our Bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At September 30, 2018, our Bank had cash of $298.7 million and $1.39 billion of highly-liquid securities held in our investment portfolio, of which $787.4 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our Bank has a letter of credit from the FHLB, which is pledged as collateral on public deposits, for $150.0 million. Our Bank had $275.0 million in FHLB borrowings at September 30, 2018, with additional available lines of $1.82 billion. Our Bank also had an additional borrowing capacity of $1.59 billion with the FRB Discount Window. Our Bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At September 30, 2018, we had a total of $2.41 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our Bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators.
The following table presents our regulatory capital ratios at September 30, 2018 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	September 30, 2018
	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio ¹	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,208,852	12.0%	6.0%	8.0%
Total capital	1,308,875	13.0%	8.0%	10.0%
Tier 1 leverage	1,208,852	10.7%	4.0%	5.0%
Common equity Tier 1	1,135,249	11.3%	4.5%	6.5%
Risk-weighted assets	$10,077,279
Great Western Bank
Tier 1 capital	$1,168,110	11.6%	6.0%	8.0%
Total capital	1,233,133	12.2%	8.0%	10.0%
Tier 1 leverage	1,168,110	10.3%	4.0%	5.0%
Common equity Tier 1	1,168,110	11.6%	4.5%	6.5%
Risk-weighted assets	$10,074,457
[1] Does not include capital conservation buffer, which was 1.875% at September 30, 2018.
At September 30, 2018 and September 30, 2017, our Tier 1 capital included an aggregate of $73.6 million and $73.5 million, respectively, of trust preferred securities issued by our subsidiaries, net of fair value adjustment. At September 30, 2018, our Tier 2 capital included $64.5 million of the allowance for loan and lease losses and $35.0 million of subordinated capital notes. At September 30, 2017, our Tier 2 capital included $63.5 million of the allowance for loan and lease losses and $35.0 million of subordinated capital notes. Our total risk-weighted assets were $10.08 billion at September 30, 2018.

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
We also evaluate our profitability and performance based on our adjusted net interest income, adjusted net interest margin, adjusted interest income on non-ASC 310-30 loans and adjusted yield on non-ASC 310-30 loans. We adjust each of these four measures to include the current realized gain (loss) of derivatives we use to manage interest rate risk on certain of our loans, which we believe economically offsets the interest income earned on the loans. Similarly, we evaluate our operational efficiency based on our efficiency ratio, which excludes the effect of amortization of core deposit and other intangibles (a non-cash expense item) and includes the tax benefit associated with our tax-advantaged loans.
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
For reconciliations for each of these non-GAAP financial measures to the closest GAAP financial measures, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations" and "Item 6. Selected Financial Data—Non-GAAP Quarterly Financial Measures Reconciliations." Each of the non-GAAP measures presented should be considered in context with our GAAP financial results included in this Annual Report on Form 10-K.
Impact of Inflation and Changing Prices
Our financial statements included in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP, which requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession generally are not considered. The primary effect of inflation on our operations is reflected in increased operating costs. In our management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.
Recent Accounting Pronouncements
See "Note 2. New Accounting Standards" in the accompanying "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K for a discussion of new accounting pronouncements and their expected impact on our financial statements.

Critical Accounting Policies and the Impact of Accounting Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Our accounting policies are more fully described in Note 1 of the consolidated financial statements. Certain accounting policies require our management to use significant judgment and assumptions, which can have a material impact on the carrying amount of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.
We have identified the following accounting policies as critical: the allowance for loan and lease losses, goodwill impairment, core deposits and other intangibles, derivatives, and income taxes. We have reviewed these critical accounting estimates and related disclosures with our Audit Committee.
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

Goodwill Impairment
Description. Goodwill represents the excess purchase price over the fair value of identifiable net assets of acquired companies. Goodwill often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under ASC Topic 350, Goodwill and Other Intangible Assets, we conduct a goodwill impairment test on the basis of one reporting unit at least annually, and more frequently if events occur or circumstances change that would more-likely-than-not reduce the fair value below its carrying amount. We assess qualitative factors to determine whether it is more-likely-than-not the fair value is less than its carrying amount. If we conclude based on the qualitative assessment that goodwill may be impaired, we would perform a quantitative one-step impairment test. An impairment loss would be recognized for any excess of carrying value over fair value of the goodwill, and any subsequent increases in goodwill would not be recognized on the consolidated financial statements.
Judgments and Uncertainties. When performing the qualitative assessment to determine whether the fair value of the reporting unit is less than the carrying value, we assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance, changes in the composition or carrying amount of assets and liabilities, the market price of the Company's common stock, and other relevant factors. If a quantitative assessment is considered necessary, the fair value of the reporting unit is calculated with the assistance of a third party using management's assumptions of future growth rates, future attrition of the customer base, discount rates, multiples of earnings and other relevant factors.
Effect if Actual Results Differ From Assumptions. Changes in these qualitative and quantitative factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the fair value of the reporting unit in relation to the carrying value of goodwill and could result in an impairment loss affecting our consolidated financial statements as a whole.
Core Deposits and Other Intangibles
Description. Intangible assets are non-physical assets generally recognized as part of an acquisition, where the acquirer is allowed to assign some portion of the purchase price to acquired intangible assets having a useful life of greater than one year. These assets often involve estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques. Our intangible assets include core deposits, brand intangibles, customer relationships, and other intangibles. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. Under ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets are evaluated for impairment if indicators of impairment are identified.
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

In 2018 we entered into RPAs with some of our derivative counterparties to assume the credit exposure related to interest rate derivative contracts. Our loan customer enters into an interest rate swap directly with a derivative counterparty and we agree through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer.
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
Income Taxes
Description. We are subject to the income tax laws of the U.S., its states, and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly, and as new information becomes available, the balances are adjusted as appropriate. We follow ASC Topic 740, Income Taxes, which prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized on the consolidated financial statements.
On December 22, 2017, the Tax Reform Act was enacted into law. Beginning in 2018, the Tax Reform Act reduced the federal tax rate for corporations from 35% to 21% and changed or limited certain tax deductions. The Tax Reform Act required the Company to revalue its net deferred tax assets in the period of enactment, which stranded certain effects of the tax rate change in accumulated other comprehensive income. The Company adopted new accounting guidance in the second quarter of fiscal year 2018 that allowed reclassification of $2.4 million in stranded tax effects that related to a change in the federal tax rate from accumulated other comprehensive income to retained earnings. Further discussion is provided in "Note 18. Income Taxes:" on the consolidated financial statements.
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
We seek to measure and manage the potential impact of interest rate risk. Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or re-price at different times, on a different basis or in unequal amounts. Interest rate risk also arises when our assets, liabilities and off-balance sheet contracts each respond differently to changes in interest rates, including as a result of explicit and implicit provisions in agreements related to such assets and liabilities and in off-balance sheet contracts that alter the applicable interest rate and cash flow characteristics as interest rates change. The two primary examples of such provisions that we are exposed to are the duration and rate sensitivity associated with indeterminate-maturity deposits (e.g., noninterest-bearing checking accounts and interest-bearing demand deposits) and the rate of prepayment associated with fixed-rate lending and mortgage-backed securities. Interest rates may also affect loan demand, credit losses, mortgage origination volume and other items affecting earnings.
Our management of interest rate risk is overseen by our Bank’s asset and liability committee based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure sets limits and management targets, calculated monthly, for various metrics, including our economic value sensitivity, our economic value of equity and net interest income simulations involving parallel shifts in interest rate curves, steepening and flattening yield curves, and various prepayment and deposit duration assumptions. Our risk management infrastructure also requires a periodic review of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates based on historical analysis, noninterest-bearing and interest-bearing demand deposit durations based on historical analysis, and the targeted investment term of capital.
We manage the interest rate risk associated with our interest-bearing liabilities by managing the interest rates and tenors associated with our borrowings from the FHLB and deposits from our customers that we rely on for funding. In particular, from time to time we use special offers on deposits to alter the interest rates and tenors associated with our interest-bearing liabilities. We manage the interest rate risk associated with our interest-earning assets associated with our investment and loan portfolios by offering different interest rates and tenors, using interest rate swaps, selling residential mortgage loans in the secondary market and purchasing or selling investment securities.
We rely on interest rate swaps to manage our interest rate exposure on CRE, agricultural and commercial non-real estate loans with fixed interest rates of more than 5 years, such as our tailored business loans. As of September 30, 2018, we had a notional amount of $900.2 million of interest rate swaps outstanding. The overall effectiveness of our interest rate swap strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates. We do not engage in speculative trading activities relating to interest rates, foreign exchange rates, commodity prices, equities or credit.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of September 30, 2018 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 and 200 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Fiscal Year Ended September 30, 2018
Change in Market Interest Rates as of September 30, 2018	Fiscal Year Ending September 30, 2019	Fiscal Year Ending September 30, 2020
Immediate Shifts
+400 basis points	9.54%	14.96%
+300 basis points	7.17%	11.27%
+200 basis points	4.80%	7.57%
+100 basis points	2.41%	3.82%
-100 basis points	(3.81)%	(5.55)%
-200 basis points	(9.02)%	(13.22)%
Gradual Shifts
+400 basis points	2.31%
+300 basis points	1.74%
+200 basis points	1.17%
+100 basis points	0.59%
-100 basis points	(1.22)%
-200 basis points	(3.15)%
We primarily use interest rate swaps to ensure that long-term fixed-rate loans are effectively re-priced as short-term rates change, which we believe would allow us to achieve these results. The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, our net interest income might vary significantly. Non-parallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads would also cause our net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term liabilities re-price faster than expected or faster than our assets re-price. Actual results could differ from those projected if we grow assets and liabilities faster or slower than estimated, if we experience a net outflow of deposit liabilities or if our mix of assets and liabilities otherwise changes. Actual results could also differ from those projected if we experience substantially different repayment speeds in our loan portfolio than those assumed in the simulation model. Finally, these simulation results do not contemplate all the actions that we may undertake in response to potential or actual changes in interest rates, such as changes to our loan, investment, deposit, funding or interest rate swap strategies.
For more information on our adjusted net interest income, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Great Western Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Great Western Bancorp, Inc. (the Company) as of September 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2011.
Minneapolis, Minnesota
November 27, 2018

GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	September 30,
	2018	2017
Assets
Cash and due from banks	$168,119	$170,657
Interest-bearing bank deposits	130,577	189,739
Cash and cash equivalents	298,696	360,396
Securities available for sale	1,385,650	1,367,960
Loans, net of unearned discounts and deferred fees, including $42,627 and $57,537 of loans covered by a FDIC loss share agreement at September 30, 2018 and 2017, respectively, and $865,386 and $1,016,576 of loans at fair value under the fair value option at September 30, 2018 and 2017, respectively, and $5,456 and $7,456 of loans held for sale at September 30, 2018 and 2017, respectively	9,415,924	8,968,553
Allowance for loan and lease losses	(64,540)	(63,503)
Net loans	9,351,384	8,905,050
Premises and equipment, including $1,104 and $5,147 of property held for sale at September 30, 2018 and 2017, respectively	113,839	112,209
Accrued interest receivable	58,948	53,176
Other repossessed property, including $131 and $0 of property covered by FDIC loss share agreements at September 30, 2018 and 2017, respectively	23,074	8,985
Goodwill	739,023	739,023
Cash surrender value of life insurance policies	30,461	29,619
Net deferred tax assets	30,132	42,400
Other assets	85,601	71,193
Total assets	$12,116,808	$11,690,011
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$1,842,704	$1,856,126
Interest-bearing	7,890,795	7,121,487
Total deposits	9,733,499	8,977,613
Securities sold under agreements to repurchase	90,907	132,636
FHLB advances and other borrowings	275,000	643,214
Subordinated debentures and subordinated notes payable	108,468	108,302
Accrued expenses and other liabilities	68,383	73,246
Total liabilities	10,276,257	9,935,011
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 58,917,147 shares issued and outstanding at September 30, 2018 and 58,834,066 shares issued and outstanding at September 30, 2017	589	588
Additional paid-in capital	1,318,457	1,314,039
Retained earnings	553,014	445,747
Accumulated other comprehensive (loss)	(31,509)	(5,374)
Total stockholders' equity	1,840,551	1,755,000
Total liabilities and stockholders' equity	$12,116,808	$11,690,011
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Income
(Dollars in Thousands, Except Share and Per Share Data)

	Fiscal Years Ended September 30,
	2018	2017	2016
Interest income
Loans	$451,290	$407,282	$363,728
Investment securities	29,171	26,311	24,680
Federal funds sold and other	1,376	922	574
Total interest income	481,837	434,515	388,982
Interest expense
Deposits	60,112	35,035	25,114
FHLB advances and other borrowings	8,848	5,821	4,673
Subordinated debentures and subordinated notes payable	5,040	4,464	3,737
Total interest expense	74,000	45,320	33,524
Net interest income	407,837	389,195	355,458
Provision for loan and lease losses	17,986	21,539	16,955
Net interest income after provision for loan and lease losses	389,851	367,656	338,503
Noninterest income
Service charges and other fees	51,077	55,725	52,925
Wealth management fees	9,219	9,118	7,283
Mortgage banking income, net	5,842	7,928	7,261
Net gain on sale of securities	6	75	160
Net (decrease) increase in fair value of loans at fair value	(45,407)	(65,231)	26,314
Net realized and unrealized gain (loss) on derivatives	44,596	49,900	(48,658)
Other	8,276	5,699	3,968
Total noninterest income	73,609	63,214	49,253
Noninterest expense
Salaries and employee benefits	135,352	128,135	109,055
Data processing and communication	29,805	28,288	25,440
Occupancy and equipment	20,330	19,817	19,554
Professional fees	17,891	15,038	13,572
Advertising	4,507	3,983	4,267
Net loss recognized on repossessed property and other related expenses	4,369	1,749	1,263
Amortization of core deposits and other intangibles	1,662	2,358	3,264
Acquisition expenses	—	710	15,692
Other	17,509	16,565	15,533
Total noninterest expense	231,425	216,643	207,640
Income before income taxes	232,035	214,227	180,116
Provision for income taxes	74,119	69,441	58,863
Net income	$157,916	$144,786	$121,253
Basic earnings per common share
Weighted average common shares outstanding	58,938,169	58,770,708	56,563,438
Basic earnings per share	$2.68	$2.46	$2.14
Diluted earnings per common share
Weighted average diluted common shares outstanding	59,131,650	59,029,382	56,729,350
Diluted earnings per share	$2.67	$2.45	$2.14
Dividends per share
Dividends paid	$53,002	$43,474	$31,419
Dividends per share	$0.90	$0.74	$0.56
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Fiscal Years Ended September 30,
	2018	2017	2016
Net income	$157,916	$144,786	$121,253
Other comprehensive (loss) income, net of tax:
Securities available for sale:
Net unrealized holding (loss) gain arising during the period	(32,816)	(17,848)	5,347
Reclassification adjustment for net gain realized in net income	(6)	(75)	(160)
Income tax benefit (expense)	9,244	6,811	(1,971)
Net change in unrealized (loss) gain on securities available for sale	(23,578)	(11,112)	3,216
Defined benefit pension plan obligation:
Net unrealized holding (loss) gain arising during the period	(329)	329	—
Income tax benefit (expense)	125	(125)	—
Net change in defined benefit pension plan obligation	(204)	204	—
Other comprehensive (loss) income, net of tax	(23,782)	(10,908)	3,216
Comprehensive income	$134,134	$133,878	$124,469
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Stockholders' Equity
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2015		$552	$1,201,387	$255,089	$2,318	$1,459,346
Net income	$121,253	—	—	121,253	—	121,253
Other comprehensive income, net of tax	3,216	—	—	—	3,216	3,216
Total comprehensive income	$124,469
Stock-based compensation, net of tax		—	3,517	—	—	3,517
Common stock issued in business acquisition		35	107,443	—	—	107,478
Cash dividends:
Common stock, $0.56 per share		—	—	(31,419)	—	(31,419)
Balance, September 30, 2016		$587	$1,312,347	$344,923	$5,534	$1,663,391
Net income	$144,786	—	—	144,786	—	144,786
Other comprehensive (loss), net of tax	(10,908)	—	—	—	(10,908)	(10,908)
Total comprehensive income	$133,878
Cumulative effect adjustment ¹		—	751	(488)	—	263
Stock-based compensation, net of tax		2	6,545	—	—	6,547
Repurchase of common stock		(1)	(5,604)	—	—	(5,605)
Cash dividends:
Common stock, $0.74 per share		—	—	(43,474)	—	(43,474)
Balance, September 30, 2017		$588	$1,314,039	$445,747	$(5,374)	$1,755,000
Net income	$157,916	—	—	157,916	—	157,916
Other comprehensive (loss), net of tax	(23,782)	—	—	—	(23,782)	(23,782)
Total comprehensive income	$134,134
Stock-based compensation, net of tax		1	4,418	—	—	4,419
Reclassification due to adoption of ASU 2018-02 ²		—	—	2,353	(2,353)	—
Cash dividends:
Common stock, $0.90 per share		—	—	(53,002)	—	(53,002)
Balance, September 30, 2018		$589	$1,318,457	$553,014	$(31,509)	$1,840,551
¹ Cumulative effect adjustment relates to adoption of ASU 2016-09, Compensation - Stock Based Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
² Reclassification due to adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 1, New Accounting Pronouncements and Note 18, Income Taxes, for additional information.

See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Fiscal Years Ended September 30,
	2018	2017	2016
Operating activities
Net income	$157,916	$144,786	$121,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,093	13,599	16,259
Amortization of FDIC indemnification asset	2,778	4,748	3,836
Net loss on sale of securities and other assets	5,731	2,545	4,146
Gain on redemption of subordinated debentures	—	(111)	—
Net gain on sale of loans	(6,829)	(9,635)	(8,053)
Provision for loan and lease losses	17,986	21,539	16,955
(Reversal of) provision for loan servicing rights loss	(73)	68	13
Stock-based compensation	4,419	6,810	3,517
Originations of residential real estate loans held for sale	(264,514)	(275,015)	(294,221)
Proceeds from sales of residential real estate loans held for sale	273,343	290,111	299,223
Net deferred income taxes	21,302	2,631	(1,563)
Changes in:
Accrued interest receivable	(5,772)	(3,645)	(1,337)
Other assets	(34,209)	(2,405)	4,703
Accrued interest payable and other liabilities	(2,742)	(64,517)	20,078
Net cash provided by operating activities	182,429	131,509	184,809
Investing activities
Purchase of securities available for sale	(334,900)	(313,701)	(278,291)
Proceeds from sales of securities available for sale	24,971	5,074	145,934
Proceeds from maturities of securities available for sale	254,985	233,357	308,033
Net increase in loans	(490,804)	(318,876)	(503,394)
Payment of covered losses from FDIC indemnification claims	(770)	(706)	(960)
Purchase of premises and equipment	(13,878)	(6,409)	(15,456)
Proceeds from sale of premises and equipment	4,599	5,260	741
Proceeds from sale of repossessed property	7,468	7,334	12,173
Purchase of FHLB stock	(64,172)	(38,345)	(48,295)
Proceeds from redemption of FHLB stock	79,190	47,819	43,045
Net cash paid in business acquisition	—	—	(15,669)
Net cash used in investing activities	(533,311)	(379,193)	(352,139)
Financing activities
Net increase in deposits	756,145	373,408	355,001
Net (decrease) increase in securities sold under agreements to repurchase and other short-term borrowings	(41,729)	347,148	81,762
Proceeds from FHLB advances and other long-term borrowings	150,000	—	394,827
Repayments on FHLB advances and other long-term borrowings	(518,200)	(584,000)	(346,000)
Redemption of subordinated debentures	—	(3,625)	—
Common stock repurchased	—	(5,605)	—
Taxes paid related to net share settlement of equity awards ¹	(4,032)	(383)	—
Dividends paid	(53,002)	(43,474)	(31,419)
Net cash provided by financing activities	289,182	83,469	454,171
Net (decrease) increase in cash and cash equivalents	(61,700)	(164,215)	286,841
Cash and cash equivalents, beginning of period	360,396	524,611	237,770
Cash and cash equivalents, end of period	$298,696	$360,396	$524,611
Supplemental disclosure of cash flow information
Cash payments for interest	$69,633	$44,989	$33,456
Cash payments for income taxes	$50,020	$71,964	$54,570
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(25,926)	$(7,786)	$(4,331)
Repossessed property transferred to premises and equipment	$—	$—	$(840)
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
The Company is a bank holding company organized under the laws of Delaware and is listed on the NYSE under the symbol "GWB". The primary business of the Company is ownership of its wholly-owned subsidiary, Great Western Bank. The Bank is a full-service regional bank focused on relationship-based business and agri-business banking in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. The Company and the Bank are subject to the regulation of certain federal and/or state agencies and undergo periodic examinations by those regulatory authorities. Substantially all of the Company’s income is generated from banking operations.
Segment Reporting
The "Segment Reporting" topic of the FASB ASC requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a holding company for a regional bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized and does not allocate resources around discernible lines of business or geographies and prefers to work as an integrated unit to customize solutions for its customers, with business line and geographic emphasis and product offerings changing over time as needs and demands change. Therefore, the Company only reports one segment, which is consistent with the Company’s preparation of financial information that is evaluated regularly by management in deciding how to allocate resources and assess performance.
Basis of Presentation and Principles of Consolidation
The accounting and reporting policies of the Company conform with U.S. GAAP, SEC rules and interpretive releases and prevailing practices within the banking industry. All significant income and expenses are recorded on the accrual basis. The accompanying consolidated financial statements include the accounts and results of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity ("VIE") under U.S. GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly-owned subsidiaries Great Western Statutory Trust IV, GWB Capital Trust VI, Sunstate Bancshares Trust II, HF Financial Capital Trust III, HF Financial Capital Trust IV, HF Financial Capital Trust V and HF Financial Capital Trust VI are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these trusts are not included on the Company’s consolidated financial statements.
Certain previously reported amounts have been reclassified to conform to the current presentation.
Use of Estimates
U.S. GAAP requires management makes estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Subsequent Events
On October 25, 2018, the Board of Directors of the Company declared a dividend of $0.25 per common share payable on November 21, 2018 to stockholders of record as of close of business on November 9, 2018.
On October 29, 2018, post our fiscal year end and through November 27, 2018, the Company repurchased 1,583,005 common shares for approximately $57.8 million under a stock repurchase program previously approved by the Board of Directors.
The Company evaluated subsequent events through the date its consolidated financial statements were issued. Other than those events described above, there were no other material events that would require recognition on the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Business Combinations
The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations ("ASC 805"). The Company recognizes the fair value of the assets acquired and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. There is no separate recognition of the acquired allowance for loan and lease losses on the acquirer’s balance sheet as credit related factors are incorporated directly into the fair value of the loans recorded at the acquisition date. The excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. Alternatively, a bargain purchase gain is recorded equal to the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid.
Results of operations of the acquired business are included on the consolidated statements of income from the effective date of acquisition.
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
Trading securities are stated at fair value. Realized and unrealized gains and losses from sales and fair value adjustments of trading securities are included in other noninterest income on the consolidated statements of income.
Purchases and sales of securities are recognized on a trade date basis. The cost of securities sold is based on the specific identification method.
Declines in the fair value of investment securities available for sale that are deemed to be other-than-temporary are recognized in earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Company has the intent to sell a security; (2) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more-likely-than-not that the Company will be required to sell the security before recovery, an other-than-temporary impairment loss is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in accumulated other comprehensive income (loss).
Interest and dividends, including amortization of premiums and accretion of discounts, are recognized as interest income when earned. Realized gains and losses on sales (using the specific identification method) and declines in value judged to be other-than-temporary are included in noninterest income on the consolidated statements of income.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Federal Home Loan Bank Stock
Investments in the FHLB stock are restricted as to redemption and are carried at cost. Investments in FHLB stock are reviewed regularly for possible other-than-temporary impairment, and the cost basis of this investment is reduced by any declines in value determined to be other-than-temporary. FHLB stock is included in other assets on the consolidated balance sheets.
Loans
The Company’s accounting method for loans differs depending on whether the loans were originated or purchased and, for purchased loans, whether the loans were acquired at a discount related to evidence of credit deterioration since date of origination.
Originated Loans
Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, usually are reported at their outstanding principal balance, adjusted for charge-offs, the allowance for loan and lease losses, and any unamortized deferred fees or costs. Other fees not associated with originating a loan are recognized as fee income when earned.
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
The Company has elected to measure certain long-term loans and written loan commitments at fair value to assist in managing interest rate risk for longer-term loans. Fair value loans are fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) to our business and agri-business banking customers to assist them in facilitating their risk management strategies. The fair value option was elected upon the origination or acquisition of these loans and written loan commitments. Interest income is recognized in the same manner on loans reported at fair value as on non-fair value loans, except in regard to origination fees and costs which are recognized immediately upon closing. The changes in fair value of long-term loans and written loan commitments at fair value are reported in noninterest income.
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
The Company makes commercial, agricultural, residential real estate, consumer and other loans to customers primarily in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower. Collateral held varies but includes accounts receivable, marketable securities, inventory, equipment, real estate, personal guarantees of the borrower or related parties, government guarantees are also obtained for some loans, which reduces the Company’s risk of loss.
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
In determining the acquisition date fair value of purchased loans with evidence of credit deterioration ("purchased impaired loans"), and in subsequent accounting, the Company generally aggregates impaired purchased consumer and certain smaller balance

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

impaired commercial loans into pools of loans with common risk characteristics, while accounting for larger-balance impaired commercial loans individually. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level-yield method.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
Troubled Debt Restructurings ("TDRs")
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
Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments
The Company maintains an allowance for loan and lease losses at a level management believes is appropriate to reserve for credit losses inherent in our loan portfolio. The allowance for loan and lease losses is determined based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies, and other credit risk indicators, which are inherently subjective.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The allowance for loan and lease losses consist of reserves for probable losses that have been identified related to specific borrowing relationships that are individually evaluated for impairment ("specific reserve"), as well as probable losses inherent in our loan portfolio that are not specifically identified ("collective reserve").
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
The Company maintains an ALLL for acquired impaired loans accounted for under ASC 310-30, resulting from decreases in expected cash flows arising from the periodic revaluation of these loans. Any decrease in expected cash flows in the individual loan pool is generally recognized in the current provision for loan and lease losses. Any increase in expected cash flows is generally not recognized immediately but is instead reflected as an adjustment to the related loan or pool's yield on a prospective basis once any previously recorded provision for loan and lease loss has been reversed.
For acquired non-impaired loans accounted for under ASC 310-20, the Company utilizes methods to estimate the required allowance for loan and lease losses similar to originated loans; the required reserve is compared to the net carrying value of each acquired non-impaired loan (by class) to determine if a provision is required.
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
FDIC Indemnification Asset and Clawback Liability
In conjunction with a FDIC assisted transaction of TierOne Bank in 2010, the Company entered into two loss share agreements with the FDIC, one covering certain single family residential mortgage loans with the claim period ending June 2020 and one covering commercial loans and other assets, in which the claim period ended in June 2015. The agreements cover a portion of realized losses on loans, foreclosed real estate and certain other assets. The Company has recorded indemnification assets in other assets on the consolidated balance sheets representing estimated future amounts recoverable from the FDIC.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

FDIC is calculated based on the reimbursement rates from the FDIC and is included in other noninterest income. The corresponding loan accretion or amortization is recorded as a component of interest income on the consolidated statements of income. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.
As part of the loss sharing agreements, the Company also assumed a liability ("FDIC Clawback Liability") to be paid within 45 days subsequent to the maturity or termination of the loss sharing agreements that is contingent upon actual losses incurred over the life of the agreements relative to expected losses considered in the consideration paid at acquisition date and the amount of losses reimbursed to the Company under the loss sharing agreements. The liability was recorded at fair value as of the acquisition date. The fair value was based on a discounted cash flow calculation that considered the formula defined in the loss sharing agreements and projected losses. The difference between the fair value at acquisition date and the projected losses is amortized through other noninterest expense. As projected losses and reimbursements are updated, as described above, the FDIC Clawback Liability is adjusted and a gain or loss is recorded in other noninterest expense.
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
Other Repossessed Property
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Income and expenses from operations of repossessed property are included in noninterest expense. Residential real estate loans which were in the process of being foreclosed as of September 30, 2018 and 2017 were approximately $1.1 million and $1.6 million, respectively.
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
No long-lived asset impairments were recognized during the fiscal years ended September 30, 2018, 2017 or 2016.
Goodwill
Goodwill represents the excess purchase price over the fair value of identifiable net assets of acquired companies. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, the Company conducts a goodwill impairment test at least annually, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value below its carrying amount. In accordance with ASC 350-20, the Company can assess qualitative factors to determine whether it is more-likely-than-not the fair value of the reporting unit is less than its carrying amount. If the Company concludes based on the qualitative assessment that goodwill may be impaired, a quantitative one-step impairment test would then be applied. An impairment loss would be recognized for any excess of carrying value over fair value of the goodwill. Subsequent increases in goodwill would not be recognized on the consolidated financial statements.
The Company performs its annual goodwill impairment evaluation as of July 1 on the basis of one reporting unit. For fiscal year 2018, the Company assessed qualitative factors to determine whether it was more-likely-than-not the fair value of the reporting unit was less than its carrying amount. In evaluating whether it was more-likely-than-not that the fair value of the reporting unit was less than its carrying amount, the Company assessed relevant events and circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance, changes in the composition or carrying amount of assets and liabilities, the market price of the Company's common stock, and other relevant factors. No quantitative assessment was considered necessary.
No goodwill impairment was recognized during the fiscal years ended September 30, 2018, 2017 or 2016.
Core Deposits and Other Intangibles
Intangible assets consist of core deposits, brand intangible, customer relationships, and other intangibles. Core deposits represent the identifiable intangible value assigned to core deposit bases arising from acquired companies. Brand intangible represents the value associated with the Bank charter. Customer relationships intangible represents the identifiable intangible value assigned to

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

customer relationships arising from acquired companies. Other intangibles represent contractual franchise arrangements under which the franchiser grants the franchisee the right to perform certain functions within a designated geographical area. Core deposits and other intangibles are recorded in other assets on the consolidated balance sheets.
The methods and lives used to amortize intangible assets are as follows.

Intangible	Method	Years
Core deposit	Straight-line or effective yield	5 - 10
Brand intangible	Straight-line	15
Customer relationships	Straight-line	8.5
Other intangibles	Straight-line	1.25 - 9.33
Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No intangible asset impairments were recognized during the fiscal years ended September 30, 2018, 2017 or 2016.
Bank Owned Life Insurance ("BOLI")
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
Stock Based Compensation
Restricted and performance-based stock units/awards are classified as equity awards and accounted for under the treasury stock method. Compensation expense for non-vested stock units/awards is based on the fair value of the award on the measurement date, which, for the Company, is the date of the grant and is recognized ratably over the vesting or performance period of the award. The fair value of non-vested stock units/awards is generally the market price of the Company's stock on the date of grant. The Company accounts for forfeitures on an actual basis.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

In fiscal year 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employees Share Based Payments Accounting. The Company's consolidated financial statements include a reclassification from additional paid-in capital to provision for income taxes of $0.3 million and $0.0 million for the fiscal years ended September 30, 2017 and 2016, respectively.
Income Taxes
On December 22, 2017, the Tax Reform Act was enacted into law. Beginning in 2018, the Tax Reform Act reduced the federal tax rate for corporations from 35% to 21% and changed or limited certain tax deductions. The Tax Reform Act required the Company to revalue its net deferred tax assets in the period of enactment, which stranded certain effects of the tax rate change in accumulated other comprehensive income. The Company adopted new accounting guidance in the second quarter of fiscal year 2018 that allowed reclassification of $2.4 million in stranded tax effects that related to a change in the federal tax rate from accumulated other comprehensive income to retained earnings. See further discussion in "Note 18. Income Taxes."
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
Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.
Tax benefits related to uncertain tax positions are recognized if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term "more-likely-than-not" means a likelihood of more than 50 percent; the terms "examined" and "upon examination" also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.
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
Defined Benefit Plan
The Company assumed plan sponsorship of the HF Financial Corp. Pension Plan as part of the HF Financial acquisition. On October 25, 2017, the Board of Directors adopted a provision to terminate the Plan effective February 1, 2018. As of September 30, 2018, the transfer of all Pension Plan assets, liabilities and administrative responsibilities was completed.
No pension valuation was performed as of September 30, 2018. For the pension valuation performed as of September 30, 2017, the defined benefit pension obligation and related costs were calculated using actuarial concepts and measurements. Three critical assumptions in determining benefit obligation measurements were mortality rates, the discount rate and the expected long-term rate of return on plan assets. Mortality rate assumptions were based on the RP-2014 mortality tables and the MP 2016 projection scales. The discount rate, which enabled the Company to state expected future benefit payments as a present value on the measurement date, was determined by utilizing the standard duration index from the Citi Pension Discount Curve and Liability Index. The expected long-term rate of return on defined benefit pension plan assets was based on the current asset allocation of the defined benefit pension plan, as well as historical and expected returns on each asset class. Other assumptions involved employee demographic factors such as retirement patterns and turnover.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The Company recognized the over- or under-funded status of a plan as an other asset or other liability on the consolidated balance sheets as measured by the difference between the fair value of the plan assets and the projected benefit obligation. When recorded, unrecognized prior service costs and actuarial gains and losses were recognized as a component of other comprehensive income (loss).
Revenue Recognition
The Company recognizes revenue as it is earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. The principal source of revenue is interest income from loans and investments. The Company also earns noninterest income from various banking and financial services offered to its customers. Certain specific policies related to noninterest income include the following:
Service Charges on Deposit Accounts
Service charges on deposit accounts are primarily fees related to customer overdrafts and non-sufficient funds, net of any refunded fees, and are recognized as transactions occur and services are provided. The Company generates other service charges by providing depositors proper safeguard and remittance of funds, such as treasury management, as well as providing optional services for depositors, such as wire transfers, that are performed upon the depositor's request. Revenue for other service charges are recognized either over time, corresponding with the deposit accounts' monthly cycle, or as the transaction occurs and services are provided.
Interchange Fees
Interchange fees include interchange fees from credit and debit cards processed through card association networks, merchant services, and other card related services. Interchange rates are generally set by the credit card associations and based on purchase volumes and other factors. Interchange fees are recognized as transactions occur. Merchant services income represents account management fees and transaction fees charged to merchants for the processing of card association network transactions. Merchant services revenue is recognized as transactions occur, or as services are performed.
Wealth Management Fees
Wealth management fees include fees from asset management, custody, recordkeeping, investment advisory and administrative services. The Company recognizes income as the transaction occurs and services are provided.
Mortgage Banking Income
Mortgage banking income and related fees are recognized when earned as the Company services mortgage loans for others. Mortgage banking income also includes gains or losses on sales of mortgage loans to other financial institutions or government agencies which as recognized as each sales transaction occurs.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income (loss) consists of unrealized appreciation (depreciation) on available for sale securities and the defined benefit pension plan obligation acquired from HF Financial which covered former employees of HF Financial and its wholly-owned subsidiaries.
Correction of Prior Period Balances
The consolidated statements of income for the fiscal year ended September 30, 2018 have been revised to correct an immaterial classification error in interest income and noninterest income related to credit card interchange income. As a result, the consolidated statements of income have been revised to reflect these changes as follows.

	As originally reported	Adjustments	As revised
	(dollars in thousands)
Fiscal Years Ended September 30, 2017
Interest income - loans	$414,434	$(7,152)	$407,282
Noninterest income - service charges and other fees	48,573	7,152	55,725
Fiscal Years Ended September 30, 2016
Interest income - loans	$370,444	$(6,716)	$363,728
Noninterest income - service charges and other fees	46,209	6,716	52,925
The above revisions had no effect on net income, earnings per share, retained earnings or capital ratios.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

2. New Accounting Standards
Accounting Standards Adopted in Fiscal Year 2018
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for the reclassification of stranded tax effects resulting from the Tax Reform Act from other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company early adopted ASU 2018-02 during the second quarter of fiscal year 2018 with period of adoption application. Upon adoption, the Company made a policy election to reclassify stranded tax effects of approximately $2.4 million from accumulated other comprehensive income to retained earnings.
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain callable debt securities held at a premium to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. There is no accounting change for debt securities held at a discount. ASU 2017-08 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company early adopted ASU 2017-08 during the first quarter of fiscal year 2018. There was no cumulative effect adjustment to the Company's consolidated financial statements.
Accounting Standards Not Yet Adopted in Fiscal Year 2018
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes in the Disclosure Requirements for Fair Value Measurement (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Entities are also allowed to elect to early adopt the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until after their effective date. As ASU 2018-13 only revises disclosure requirements, the Company does not believe this ASU will not have a material impact on our consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which addresses timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires institutions to measure all expected credit losses related to financial assets measured at amortized costs with an expected loss model based on historical experience, current conditions and reasonable and supportable forecasts relevant to affect the collectability of the financial assets, which is referred to as the current expected credit loss (CECL) model. ASU 2016-13 requires enhanced disclosures, including qualitative and quantitative requirements, to help understand significant estimates and judgments used in estimating credit losses, as well as provide additional information about the amounts recorded in the financial statements. ASU 2016-13 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The amendment requires the use of the modified retrospective approach for adoption. The Company has a project team working on the implementation of ASU 2016-13, and during the quarter, selected a vendor to partner with to make the required changes to our existing credit loss estimation methodology. The Company is currently evaluating the potential impact on our consolidated financial statements, however, since the magnitude of the anticipated change in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments, in general, to be measured at fair value with changes in fair value recognized in earnings. It also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires entities to use the "exit price" notion when measuring fair value, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the measurement category and form on the balance sheet or accompanying notes, clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets, and simplifies the impairment assessment of equity investments without readily determinable fair values. ASU 2016-01 became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard beginning October 1, 2018.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which implements a more robust framework that clarifies the principles for recognizing revenue and gives greater consistency and comparability in revenue recognition practices. In the new framework, an entity recognizes revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. The new model requires the identification of performance obligations included in the contract with customers, a determination of the transaction price and an allocation of the price to those performance obligations. The entity recognizes revenue when performance obligations are satisfied. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies guidance pertaining to the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU 2016-11 and 2016-12, which further clarify guidance and provide practical expedients related to the adoption of ASU 2014-09. The standard permits the use of either the retrospective or cumulative effect transition method. The standard, along with subsequent guidance from FASB, lists several items that are specifically out of scope for ASU 2014-09, including but not limited to core interest income, derivative instruments, investments, and loan origination fees.
The Company has completed its evaluation of the effects this standard will have on its consolidated financial statements and related disclosures. The Company does not expect to recognize a significant cumulative adjustment to equity upon implementation of the standard as our current revenue recognition policies generally conform with the principals in ASU 2014-09. Per ASU 2016-08, the Company does anticipate an immaterial reclassification adjustment to its consolidated statements of income related to the net versus gross presentation of the interchange and wealth management revenue streams. The Company adopted these standards beginning October 1, 2018 and used the modified retrospective method.
3. Restrictions on Cash and Cash Equivalents
The Company is required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of transactional deposits. The total requirement was approximately $53.7 million and $26.9 million at September 30, 2018 and 2017, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

4. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2018
U.S. Treasury securities	$168,394	$—	$(1,222)	$167,172
Mortgage-backed securities:
Government National Mortgage Association	442,458	35	(16,335)	426,158
Federal Home Loan Mortgage Corporation	297,380	—	(7,055)	290,325
Federal National Mortgage Association	188,192	—	(6,081)	182,111
Small Business Assistance Program	260,458	—	(9,345)	251,113
States and political subdivision securities	69,566	4	(1,795)	67,775
Other	1,006	—	(10)	996
Total	$1,427,454	$39	$(41,843)	$1,385,650

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2017
U.S. Treasury securities	$228,039	$579	$(15)	$228,603
Mortgage-backed securities:
Government National Mortgage Association	511,457	228	(6,635)	505,050
Federal Home Loan Mortgage Corporation	169,147	75	(1,247)	167,975
Federal National Mortgage Association	170,247	22	(1,287)	168,982
Small Business Assistance Program	224,005	726	(1,001)	223,730
States and political subdivision securities	73,041	187	(642)	72,586
Other	1,006	28	—	1,034
Total	$1,376,942	$1,845	$(10,827)	$1,367,960
The amortized cost and approximate fair value of debt securities available for sale as of September 30, 2018 and 2017, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalty.

	September 30, 2018		September 30, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$111,842	$111,221	$91,535	$91,597
Due after one year through five years	114,920	113,069	193,117	193,373
Due after five years through ten years	11,076	10,535	16,306	16,097
Due after ten years	122	122	122	122
	237,960	234,947	301,080	301,189
Mortgage-backed securities	1,188,488	1,149,707	1,074,856	1,065,737
Securities without contractual maturities	1,006	996	1,006	1,034
Total	$1,427,454	$1,385,650	$1,376,942	$1,367,960
Proceeds from sales of securities available for sale were $25.0 million, $5.1 million and $145.9 million for the fiscal years ended September 30, 2018, 2017 and 2016 respectively. Gross gains (pre-tax) of $0.0 million, $0.1 million and $0.5 million were realized on the sales for the fiscal years ended September 30, 2018, 2017 and 2016, respectively, using the specific identification method. Gross losses (pre-tax) were negligible for fiscal year September 30, 2018, none for fiscal year September 30, 2017 and negligible for fiscal year September 30, 2016, using the specific identification method. The Company recognized no other-than-temporary impairment for the fiscal years ended September 30, 2018 and September 30, 2017. The Company recognized an other-than-temporary impairment included in net gain on sale of securities in the consolidated statements of income of $0.4 million on two security holdings attributable to credit for the fiscal year ended September 30, 2016.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Securities with an estimated fair value of approximately $787.4 million and $951.4 million at September 30, 2018 and 2017, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 98% and 68% of the Company’s investment portfolio at September 30, 2018 and 2017, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more-likely-than-not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired at September 30, 2018 or 2017.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2018
U.S. Treasury securities	$167,172	$(1,222)	$—	$—	$167,172	$(1,222)
Mortgage-backed securities	416,677	(8,427)	709,387	(30,389)	1,126,064	(38,816)
States and political subdivision securities	23,534	(250)	42,282	(1,545)	65,816	(1,795)
Other	996	(10)	—	—	996	(10)
Total	$608,379	$(9,909)	$751,669	$(31,934)	$1,360,048	$(41,843)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2017
U.S. Treasury securities	$10,003	$(15)	$—	$—	$10,003	$(15)
Mortgage-backed securities	635,969	(5,425)	241,368	(4,746)	877,337	(10,171)
States and political subdivision securities	21,705	(197)	25,773	(444)	47,478	(641)
Other	—	—	—	—	—	—
Total	$667,677	$(5,637)	$267,141	$(5,190)	$934,818	$(10,827)
As of September 30, 2018 and 2017, the Company had 390 and 249 securities, respectively, in an unrealized loss position.
5. Loans
The following table presents the composition of net loans as of September 30, 2018 and 2017.

	September 30,
	2018	2017
	(dollars in thousands)
Commercial real estate	$4,629,330	$4,124,805
Agriculture	2,182,688	2,122,138
Commercial non-real estate	1,699,987	1,718,914
Residential real estate	837,569	932,892
Consumer	49,689	66,559
Other	46,487	43,207
Ending balance	9,445,750	9,008,515
Less: Unamortized discount on acquired loans	(18,283)	(29,121)
Unearned net deferred fees and costs and loans in process	(11,543)	(10,841)
Total	$9,415,924	$8,968,553

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The loan breakouts above include loans covered by FDIC loss sharing agreements totaling $42.6 million and $57.5 million as of September 30, 2018 and 2017, respectively, residential real estate loans held for sale totaling $5.5 million and $7.5 million at September 30, 2018 and 2017, respectively, and $865.4 million and $1.02 billion of loans accounted for at fair value as of September 30, 2018 and 2017, respectively.
Unearned net deferred fees and costs totaled $13.0 million and $11.6 million as of September 30, 2018 and 2017, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $(1.5) million and $(0.8) million as of September 30, 2018 and 2017, respectively.
Loans guaranteed by agencies of the U.S. government totaled $168.6 million and $168.3 million at September 30, 2018 and 2017, respectively.
Principal balances of residential real estate loans sold totaled $266.5 million and $280.5 million for the fiscal years ended September 30, 2018 and 2017, respectively.
Nonaccrual
The following table presents the Company’s nonaccrual loans at September 30, 2018 and 2017, excluding ASC 310-30 loans. Loans greater than 90 days past due and still accruing interest as of September 30, 2018 and 2017 were $0.2 million and $1.9 million, respectively.

	September 30,
	2018	2017
Nonaccrual loans	(dollars in thousands)
Commercial real estate	$22,871	$14,693
Agriculture	107,198	99,325
Commercial non-real estate	6,887	13,674
Residential real estate	3,549	4,421
Consumer	61	112
Total	$140,566	$132,225
Credit Quality Information
The following table presents the composition of the loan portfolio by internally assigned grade as of September 30, 2018 and 2017. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $865.4 million for 2018 and $1.02 billion for 2017.

As of September 30, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate ¹	Consumer ¹	Other	Total
Credit Risk Profile by Internally Assigned Grade	(dollars in thousands)
Grade:
Pass	$4,108,314	$1,610,291	$1,401,418	$779,610	$48,979	$46,487	$7,995,099
Watchlist	53,150	239,392	19,503	4,548	322	—	316,915
Substandard	41,184	137,205	20,117	6,366	159	—	205,031
Doubtful	93	2	2,277	37	—	—	2,409
Loss	—	—	—	—	—	—	—
Ending balance	4,202,741	1,986,890	1,443,315	790,561	49,460	46,487	8,519,454
Loans covered by a FDIC loss sharing agreement	—	—	—	42,627	—	—	42,627
Total	$4,202,741	$1,986,890	$1,443,315	$833,188	$49,460	$46,487	$8,562,081
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

Past Due Loans
The following table presents the Company’s past due loans at September 30, 2018 and 2017. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $865.4 million for 2018 and $1.02 billion for 2017.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
As of September 30, 2018	(dollars in thousands)
Commercial real estate	$920	$551	$9,135	$10,606	$4,192,135	$4,202,741
Agriculture	1,243	2,042	51,579	54,864	1,932,026	1,986,890
Commercial non-real estate	551	16	4,068	4,635	1,438,680	1,443,315
Residential real estate	913	200	1,747	2,860	787,701	790,561
Consumer	83	47	1	131	49,329	49,460
Other	—	—	—	—	46,487	46,487
Ending balance	3,710	2,856	66,530	73,096	8,446,358	8,519,454
Loans covered by a FDIC loss sharing agreement	30	233	471	734	41,893	42,627
Total	$3,740	$3,089	$67,001	$73,830	$8,488,251	$8,562,081

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
As of September 30, 2017	(dollars in thousands)
Commercial real estate	$876	$22,536	$6,504	$29,916	$3,608,116	$3,638,032
Agriculture	1,453	3,181	20,844	25,478	1,840,404	1,865,882
Commercial non-real estate	2,485	115	8,580	11,180	1,415,780	1,426,960
Residential real estate	1,428	76	951	2,455	862,579	865,034
Consumer	71	24	18	113	66,053	66,166
Other	—	—	—	—	43,207	43,207
Ending balance	6,313	25,932	36,897	69,142	7,836,139	7,905,281
Loans covered by a FDIC loss sharing agreement	998	54	738	1,790	55,747	57,537
Total	$7,311	$25,986	$37,635	$70,932	$7,891,886	$7,962,818

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Impaired Loans
The following table presents the Company’s impaired loans. This table excludes purchased credit impaired loans and loans measured at fair value with changes in fair value reported in earnings of $865.4 million for 2018 and $1.02 billion for 2017.

	September 30, 2018			September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans:	(dollars in thousands)
With an allowance recorded:
Commercial real estate	$25,136	$25,223	$3,668	$20,819	$24,893	$3,621
Agriculture	60,053	76,874	9,590	79,219	88,268	11,468
Commercial non-real estate	14,177	17,241	4,508	17,950	28,755	4,779
Residential real estate	4,509	5,153	2,210	5,177	5,874	2,581
Consumer	160	165	61	280	287	86
Total impaired loans with an allowance recorded	104,035	124,656	20,037	123,445	148,077	22,535
With no allowance recorded:
Commercial real estate	15,764	58,141	—	16,652	69,677	—
Agriculture	77,172	80,355	—	51,256	64,177	—
Commercial non-real estate	8,905	18,047	—	13,983	38,924	—
Residential real estate	2,177	4,574	—	2,574	9,613	—
Consumer	1	118	—	13	950	—
Total impaired loans with no allowance recorded	104,019	161,235	—	84,478	183,341	—
Total impaired loans	$208,054	$285,891	$20,037	$207,923	$331,418	$22,535
The following table presents the average recorded investment on impaired loans and interest income recognized on impaired loans for the fiscal years ended September 30, 2018, 2017 and 2016.

	Fiscal Years Ended September 30,
	2018		2017		2016
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(dollars in thousands)
Commercial real estate	$54,434	$2,815	$42,347	$2,163	$70,266	$3,876
Agriculture	127,483	4,767	131,026	5,503	100,052	6,502
Commercial non-real estate	28,938	1,405	41,489	1,485	45,592	1,971
Residential real estate	7,156	452	8,900	453	11,773	576
Consumer	219	14	369	47	309	55
Total	$218,230	$9,453	$224,131	$9,651	$227,992	$12,980
Valuation adjustments made to repossessed properties for the fiscal years ended September 30, 2018 and 2017, totaled $1.6 million and $1.7 million, respectively. The adjustments are included in net loss recognized on repossessed property and other related expenses in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are TDRs that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan and lease losses for TDRs were $9.2 million and $8.8 million at September 30, 2018 and 2017, respectively. As of September 30, 2018, there were $0.3 million of commitments to lend additional funds to borrowers whose loans were modified in a TDR. As of September 30, 2017, there were negligible commitments to lend additional funds to borrowers whose loans were modified in a TDR.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents the recorded value of the Company’s TDR balances as of September 30, 2018 and 2017.

	September 30, 2018		September 30, 2017
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Commercial real estate	$2,649	$2,616	$1,121	$5,351
Agriculture	13,248	73,741	22,678	59,633
Commercial non-real estate	3,420	656	8,369	5,641
Residential real estate	389	143	311	688
Consumer	77	—	11	21
Total	$19,783	$77,156	$32,490	$71,334
The following table presents a summary of all accruing loans restructured in TDRs through either a rate modification, term extension, payment modification or due to a bankruptcy during the fiscal years ended September 30, 2018, 2017 and 2016.

	September 30, 2018			September 30, 2017			September 30, 2016
		Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Commercial real estate	1	$2,041	$2,041	2	$3,726	$3,726	5	$8,611	$8,611
Agriculture	5	10,753	10,753	13	18,902	18,902	20	28,123	28,123
Commercial non-real estate	—	—	—	9	2,044	2,044	12	9,617	9,617
Residential real estate	—	—	—	1	9	9	1	42	42
Consumer	1	73	73	1	8	8	—	—	—
Total accruing	7	$12,867	$12,867	26	$24,689	$24,689	38	$46,393	$46,393
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—
The following table presents a summary of all nonaccruing loans restructured in TDRs through either a rate modification, term extension, payment modification or due to a bankruptcy during the fiscal years ended September 30, 2018, 2017 and 2016.

	September 30, 2018			September 30, 2017			September 30, 2016
		Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Commercial real estate	—	$—	$—	—	$—	$—	—	$—	$—
Agriculture	9	9,990	9,990	18	20,197	20,197	6	1,128	1,082
Commercial non-real estate	—	—	—	3	3,788	3,788	2	760	760
Residential real estate	—	—	—	2	133	133	3	254	253
Consumer	—	—	—	3	21	21	1	8	8
Total nonaccruing	9	$9,990	$9,990	26	$24,139	$24,139	12	$2,150	$2,103
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	7	47	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default for the fiscal years ended September 30, 2018, 2017 and 2016.

	Fiscal Years Ended September 30,
	2018		2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate	—	$—	—	$—	—	$—
Agriculture	1	366	2	8,383	2	7,307
Commercial non-real estate	—	—	1	—	2	275
Residential real estate	—	—	—	—	1	—
Consumer	—	—	—	—	1	8
Total	1	$366	3	$8,383	6	$7,590
For purposes of the table above, a loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. In 2018, 2017 and 2016, $0.8 million, $5.5 million, and $22.3 million respectively, of loans were removed from TDR status as they were restructured at market terms and are performing.
6. Allowance for Loan and Lease Losses
The following tables present the Company’s allowance for loan and lease losses roll forward for the fiscal years ended September 30, 2018, 2017 and 2016.

Fiscal Year Ended September 30, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2017	$16,941	$25,757	$14,114	$5,347	$329	$1,015	$63,503
Charge-offs	(3,925)	(9,473)	(3,813)	(569)	(192)	(1,932)	(19,904)
Recoveries	533	332	994	337	141	618	2,955
Provision	3,231	11,355	2,315	(451)	(21)	1,325	17,754
(Improvement) impairment of ASC 310-30 loans	(3)	150	—	85	—	—	232
Ending balance September 30, 2018	$16,777	$28,121	$13,610	$4,749	$257	$1,026	$64,540

Fiscal Year Ended September 30, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2016	$17,946	$25,115	$12,990	$7,106	$438	$1,047	$64,642
Charge-offs	(2,043)	(7,853)	(12,576)	(809)	(196)	(2,403)	(25,880)
Recoveries	485	415	652	507	102	1,041	3,202
Provision	643	7,965	13,048	(761)	(15)	1,330	22,210
(Improvement) impairment of ASC 310-30 loans	(90)	115	—	(696)	—	—	(671)
Ending balance September 30, 2017	$16,941	$25,757	$14,114	$5,347	$329	$1,015	$63,503

Fiscal Year Ended September 30, 2016	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2015	$18,014	$13,952	$15,996	$8,025	$348	$865	$57,200
Charge-offs	(3,625)	(4,294)	(2,629)	(1,157)	(206)	(2,255)	(14,166)
Recoveries	719	556	1,429	495	149	1,305	4,653
Provision	3,148	14,901	(1,736)	419	147	1,132	18,011
Improvement of ASC 310-30 loans	(310)	—	(70)	(676)	—	—	(1,056)
Ending balance September 30, 2016	$17,946	$25,115	$12,990	$7,106	$438	$1,047	$64,642

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance as of September 30, 2018 and 2017. These tables are presented net of unamortized discount on acquired loans and excludes loans of $865.4 million measured at fair value, loans held for sale of $5.5 million, and guaranteed loans of $160.3 million for September 30, 2018 and loans measured at fair value of $1.02 billion, loans held for sale of $7.5 million, and guaranteed loans of $168.3 million for September 30, 2017.

As of September 30, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,668	$9,590	$4,508	$2,210	$61	$—	$20,037
Collectively evaluated for impairment	12,430	18,266	9,102	2,277	196	1,026	43,297
ASC 310-30 loans	679	265	—	262	—	—	1,206
Total allowance	$16,777	$28,121	$13,610	$4,749	$257	$1,026	$64,540
Financing Receivables
Individually evaluated for impairment	$40,900	$137,225	$23,082	$6,686	$161	$—	$208,054
Collectively evaluated for impairment	4,053,712	1,823,947	1,364,511	780,047	48,711	46,487	8,117,415
ASC 310-30 loans	27,001	2,815	416	40,025	588	—	70,845
Loans Outstanding	$4,121,613	$1,963,987	$1,388,009	$826,758	$49,460	$46,487	$8,396,314

As of September 30, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,621	$11,468	$4,779	$2,581	$86	$—	$22,535
Collectively evaluated for impairment	12,638	14,174	9,335	2,570	243	1,015	39,975
ASC 310-30 loans	682	115	—	196	—	—	993
Total allowance	$16,941	$25,757	$14,114	$5,347	$329	$1,015	$63,503
Financing Receivables
Individually evaluated for impairment	$37,471	$130,475	$31,933	$7,751	$293	$—	$207,923
Collectively evaluated for impairment	3,487,232	1,702,634	1,333,888	854,330	65,207	43,207	7,486,498
ASC 310-30 loans	30,099	7,174	1,920	52,736	666	—	92,595
Loans Outstanding	$3,554,802	$1,840,283	$1,367,741	$914,817	$66,166	$43,207	$7,787,016
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
The ALLL for ASC 310-30 loans totaled $1.2 million at September 30, 2018, compared to $1.0 million at September 30, 2017. During fiscal year 2018, loan pools accounted for under ASC 310-30 had a net provision of $0.2 million as a result of actual cash flows being lower than expected in two of the pools during the period. Net provision reversals for fiscal year 2017 totaled $0.7 million primarily as a result of an updated assumption applied to one of the acquired residential real estate pools which resulted in higher than expected future cash flows. Net provision reversals for fiscal year 2016 totaled $1.1 million as a result of increases in expected cash flows.
The reserve for unfunded loan commitments was $0.5 million at September 30, 2018 and 2017, respectively, and is recorded in accrued expenses and other liabilities on the consolidated balance sheets.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

7. Accounting for Certain Loans Acquired with Deteriorated Credit Quality
In June 2010 and May 2016, the Company acquired certain loans in the TierOne Bank and HF Financial transactions, respectively, that had deteriorated credit quality known as ASC 310-30 loans, or purchased credit impaired loans. Several factors were considered when evaluating whether a loan was considered a purchased credit impaired loan, including delinquency status of the loan, updated borrower credit status, geographic information, and updated loan-to-values ("LTV"). Further, these purchased credit impaired loans had differences between contractual amounts owed and cash flows expected to be collected, that were at least in part, due to credit quality. U.S. GAAP allows purchasers to aggregate purchased credit impaired loans acquired in the same fiscal quarter in one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
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
The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the fiscal years ended September 30, 2018, 2017 and 2016.

	Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Balance at beginning of period	$44,131	$38,124	$44,489
Acquisition	—	—	3,662
Accretion	(13,193)	(13,847)	(9,971)
Reclassification from nonaccretable difference	4,035	19,854	(56)
Balance at end of period	$34,973	$44,131	$38,124
The reclassifications from nonaccretable difference noted in the table above represent instances where specific pools of loans are expected to perform better over the remaining lives of the loans than expected at the prior re-assessment date.
The following table provides purchased impaired loans at September 30, 2018 and 2017.

	September 30, 2018			September 30, 2017
	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³
	(dollars in thousands)
Commercial real estate	$100,761	$27,001	$26,322	$110,797	$30,099	$29,417
Agriculture	4,841	2,815	2,551	10,463	7,174	7,059
Commercial non-real estate	7,475	416	416	9,825	1,920	1,920
Residential real estate	46,646	40,025	39,763	61,981	52,736	52,540
Consumer	656	588	588	798	666	666
Total lending	$160,379	$70,845	$69,640	$193,864	$92,595	$91,602
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table represents a summary of the activity related to the FDIC indemnification asset for the fiscal years ended September 30, 2018, 2017 and 2016.

	Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Balance at beginning of period	$5,704	$10,777	$14,722
Amortization	(2,778)	(4,748)	(3,836)
Changes in expected reimbursements from FDIC for changes in expected credit losses	(122)	(45)	(278)
Changes in reimbursable expenses	(1,072)	(986)	(791)
Reimbursements of covered losses to the FDIC	770	706	960
Balance at end of period	$2,502	$5,704	$10,777
The loss claims filed are subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. The commercial loss share agreement claim period ended on June 4, 2015. The non-commercial loss share agreement ends June 4, 2020.
9. Premises and Equipment
The following table presents the major classes of premises and equipment and the total amount of accumulated depreciation as of September 30, 2018 and 2017.

	September 30,
	2018	2017
	(dollars in thousands)
Land	$25,598	$25,973
Buildings and building improvements	85,960	89,927
Furniture and equipment	27,490	26,160
Construction in progress	7,732	273
Total	146,780	142,333
Accumulated depreciation	(32,941)	(30,124)
Premise and equipment, net	$113,839	$112,209
Depreciation expense was $7.5 million, $7.6 million and $7.5 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.
Included in the premises and equipment is $1.1 million and $5.1 million of property held for sale as of September 30, 2018 and 2017, respectively. The Company measures assets held for sale at the lower of carrying amount or estimated fair value. There were no impairment charges recognized as of September 30, 2018 and 2017.
10. Derivative Financial Instruments
The Company uses interest rate swaps to manage its interest rate risk and market risk in accommodating the needs of its customers. The Company recognizes all derivatives on the consolidated balance sheet at fair value in either other assets or accrued expenses and other liabilities as appropriate.
The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by the Company as of September 30, 2018 and 2017.

	September 30, 2018			September 30, 2017
	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps
Financial institution counterparties	$1,082,630	$22,696	$(2,231)	$1,025,474	$4,967	$(22,737)
Customer counterparties	217,066	1,533	(2,160)	36,072	615	—
Mortgage loan commitments	22,195	—	(28)	37,765	—	(48)
Mortgage loan forward sale contracts	27,408	28	—	43,628	48	—
Total	$1,349,299	$24,257	$(4,419)	$1,142,939	$5,630	$(22,785)

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
The following tables provide information on the Company's netting adjustments as of September 30, 2018 and 2017.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
As of September 30, 2018
Total Derivative Assets	$24,257	$(2,231)	$(20,115)	$1,911
Total Derivative Liabilities ¹	$(4,419)	$2,231	$—	$(2,188)
[1] There was an additional $6.2 million of collateral held for initial margin with our Futures Clearing Merchant for clearing derivatives at September 30, 2018 and is included in other assets in the consolidated balance sheets.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
As of September 30, 2017
Total Derivative Assets	$1,850	$(1,850)	$—	$—
Total Derivative Liabilities ¹ ²	$(19,005)	$1,850	$—	$(17,155)
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
Credit-risk-related contingent features
The Company has agreements with its derivative counterparties that contain a provision where if the Company or the derivative counterparty fails to maintain its status as a well/adequately capitalized institution, then the counterparty has the right to terminate the derivative positions and the Company or the derivative counterparty would be required to settle its obligations under the agreements. The Company has minimum collateral posting thresholds with its Swap Dealers and Futures Clearing Merchant.
Beginning in the second quarter of fiscal year 2018, the Company entered into RPAs with some of its derivative counterparties to assume the credit exposure related to interest rate derivative contracts. The Company's loan customer enters into an interest rate swap directly with a derivative counterparty and the Company agrees through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $37.4 million as of September 30, 2018. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be $0.4 million at September 30, 2018 based on the fair value of the underlying swaps.
The effect of derivatives on the consolidated statements of income for the fiscal years ended September 30, 2018, 2017 and 2016 was as follows.

		Amount of Gain (Loss) Recognized in Income
		Fiscal Years Ended September 30,
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Statements of Income	2018	2017	2016
		(dollars in thousands)
Interest rate swaps	Net realized and unrealized gain on derivatives	$44,596	$49,900	$(48,658)
Mortgage loan commitments	Net realized and unrealized gain on derivatives	(28)	(48)	66
Mortgage loan forward sale contracts	Net realized and unrealized gain on derivatives	28	48	(66)

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

11. The Fair Value Option For Certain Loans
The Company has elected to measure certain long-term loans at fair value to assist in managing the interest rate risk for longer-term loans. This fair value option was elected upon the origination of these loans. Interest income is recognized in the same manner as interest on non-fair value loans.
See Note 24 for additional disclosures regarding the fair value of the fair value option loans.
Long-term loans for which the fair value option has been elected had a net unfavorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $34.8 million at September 30, 2018 and a net favorable difference of approximately $8.8 million at September 30, 2017. The total unpaid principal balance of these long-term loans was approximately $900.2 million and $1.01 billion at September 30, 2018 and 2017, respectively. The fair value of these loans is included in total loans in the consolidated balance sheets and are grouped with commercial real estate, agricultural and commercial non-real estate loans in Note 5. As of September 30, 2018 and 2017, there were loans with a fair value of $30.9 million and $14.7 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $34.7 million and $17.0 million, respectively.
Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported within the consolidated statements of income are as follows for the fiscal years ended September 30, 2018, 2017 and 2016.

	Fiscal Years Ended September 30,
	2018		2017		2016
	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value	Noninterest Income	Total Changes in Fair Value
	(dollars in thousands)
Long-term loans	$(45,407)	$(45,407)	$(65,231)	$(65,231)	$26,314	$26,314
For long-term loans at September 30, 2018, 2017 and 2016, approximately $0.2 million, $0.9 million and $1.6 million, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
12. Goodwill
The Company's carrying amount of goodwill was $739.0 million for the fiscal years ended September 30, 2018 and 2017, respectively. The Company conducts a goodwill impairment test at least annually, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value below its carrying amount. See "Note 1. Nature of Operations and Summary of Significant Accounting Policies," for additional information regarding the Company's goodwill accounting policy. For the fiscal years ended September 30, 2018, 2017 and 2016, the Company did not recognize any impairment related to goodwill.
13. Core Deposits and Other Intangibles
The following table presents a summary of intangible assets subject to amortization as of September 30, 2018 and 2017.

	Core Deposit Intangible	Brand Intangible	Other Intangible	Total
	(dollars in thousands)
As of September 30, 2018
Gross carrying amount	$7,339	$8,464	$538	$16,341
Accumulated amortization	(2,610)	(5,828)	(191)	(8,629)
Net intangible assets	$4,729	$2,636	$347	$7,712

As of September 30, 2017
Gross carrying amount	$7,339	$8,464	$538	$16,341
Accumulated amortization	(1,579)	(5,264)	(124)	(6,967)
Net intangible assets	$5,760	$3,200	$414	$9,374
Amortization expense of intangible assets was $1.7 million, $2.4 million and $3.3 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Fiscal year	Amount
(dollars in thousands)
2019	$1,538
2020	1,430
2021	1,334
2022	1,249
2023	967
2023 and thereafter	1,194
Total	$7,712
14. Deposits
The following table presents the composition of deposits as of September 30, 2018 and 2017.

	September 30,
	2018	2017
	(dollars in thousands)
Noninterest-bearing demand	$1,842,704	$1,856,126
Interest-bearing demand	6,043,717	5,847,432
Time deposits, $250,000 or more	383,868	273,365
Time deposits, less than $250,000	1,463,210	1,000,690
Total	$9,733,499	$8,977,613
At September 30, 2018 and 2017, the Company had $600.2 million and $294.4 million, respectively, in brokered deposits. As a result of the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, most reciprocal deposits are no longer treated as brokered deposits and are now included with core commercial deposits. The brokered deposits previously noted reflect the reclassification of approximately $431.0 million of reciprocal deposits to commercial deposits at September 30, 2017.
At September 30, 2018, the following table presents the scheduled maturities of time deposits in subsequent fiscal years. Accounts with no stated maturity date are included in 2019.

Fiscal year	Amount
(dollars in thousands)
2019	$1,245,059
2020	433,142
2021	95,231
2022	47,045
2023	25,369
2024 and thereafter	1,232
Total	$1,847,078
15. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $109.9 million and $139.3 million and fair value of approximately $104.6 million and $137.4 million at September 30, 2018 and 2017, respectively. In most cases, in alignment with the repurchase agreements in place with our customers, the Company over-collateralizes the repurchase agreements at 102% of total funds borrowed to protect the purchaser from changes in market value.  Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at September 30, 2018 and 2017.

	September 30, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements	(dollars in thousands)
Municipal securities	$—	$—	$—	$—	$—
Mortgage-backed securities	90,907	—	—	—	90,907
Total repurchase agreements	$90,907	$—	$—	$—	$90,907

	September 30, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements	(dollars in thousands)
Municipal securities	$3,626	$—	$—	$—	$3,626
Mortgage-backed securities	129,010	—	—	—	129,010
Total repurchase agreements	$132,636	$—	$—	$—	$132,636
16. FHLB Advances and Other Borrowings
The following table presents the FHLB advances and other borrowings consist of the following at September 30, 2018 and 2017.

	September 30,
	2018	2017
	(dollars in thousands)
Short-term borrowings:
Notes payable to FHLB, interest rates from 1.25% to 1.27%	$—	$512,200
FHLB fed funds advance, interest rate of 2.37% and matured in October 2018	100,000	75,000
Long-term borrowings:
Notes payable to FHLB, interest rates from 2.38% to 3.66% and maturity dates from March 2020 to July 2023, collateralized by real estate loans, with various call dates at the option of the FHLB	175,000	56,000
Total	275,000	643,200
Fair value adjustment ¹	—	14
Total FHLB advances and other borrowings	$275,000	$643,214
[1] Adjustment reflects the fair value adjustments related to the FHLB advances and notes payable assumed as part of the HF Financial acquisition.
As of September 30, 2018 and 2017, the Company had a borrowing capacity of $1.59 billion and $1.89 billion, respectively, with the FRB Discount Window. Principal balances of loans pledged to FRB Discount Window to collateralize the borrowing totaled $1.89 billion at September 30, 2018 and $2.55 billion at September 30, 2017. The Company has secured this line for contingency funding.
As of September 30, 2018 and 2017, based its collateral pledged, the additional borrowing capacity of the Company with the FHLB was $1.82 billion and $1.55 billion, respectively.
Principal balances of loans pledged to the FHLB to collateralize notes payable totaled $3.95 billion and $3.71 billion at September 30, 2018 and 2017, respectively. In fiscal year 2018, the Company purchased a letter of credit from the FHLB for $150.0 million which is pledged as collateral on public deposits. This letter of credit is committed until January 29, 2019.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

As of September 30, 2018, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows.

Fiscal year	Amount
(dollars in thousands)
2019	$100,000
2020	150,000
2021	—
2022	—
2023	25,000
2023 and thereafter	—
Total	$275,000
17. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has seven which were created or assumed as part of prior acquisitions that as of September 30, 2018 have issued Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities"). These trusts are described herein.
The sole assets of the trusts are junior subordinated deferrable interest debentures ("Debentures") issued by the Company (or assumed as part of the HF Financial and Sunstate Bank acquisitions) with interest, maturity, and distribution provisions similar in term to the respective Preferred Securities. Additionally, to the extent interest payments are deferred on the Debentures, payment on the Preferred Securities will be deferred for the same period.
The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes the Debentures qualify as elements of capital. As of September 30, 2018 and 2017, $73.6 million and $73.5 million, respectively, of Debentures, net of fair value adjustment, were eligible for treatment as Tier 1 capital.
The Company caused to be issued 22,400 shares, $1,000 par value, of Preferred Securities of Great Western Statutory Trust IV on December 17, 2003, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 285 basis points. Interest Payment Dates are March 17, June 17, September 17 and December 17 of each year, beginning March 17, 2004 and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid distributions must be paid. The Debentures will be redeemed 30 years from the issuance date; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures in whole, but not in part, at the Special Redemption Date, at a premium as defined by the Indenture if a "Special Event" occurs prior to December 17, 2008. A "Special Event" means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after December 17, 2008, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid distributions to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock. Proceeds from the issue were used for general corporate purposes.
The Company caused to be issued 30,000 shares, $1,000 par value, of Preferred Securities of GWB Capital Trust VI on March 10, 2006, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 148 basis points. Interest Payment dates are December 15, March 15, June 15, and September 15 of each year, beginning June 15, 2006, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed March 15, 2036; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures in whole, but not in part, at any Interest Payment Date, at a premium as defined by the Indenture if a "Special Event" occurs prior to March 15, 2007. A "Special Event" means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after March 15, 2011, subject to the Company receiving approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock. Proceeds from the issue were used for general corporate purposes including redemption of the 9.75% Preferred Securities of GWB Capital Trust II.
The Company acquired the Sunstate Bancshares Trust II in the acquisition of Sunstate Bank. Sunstate Bancshares caused to be issued 2,000 shares, $1,000 par value, of Preferred Securities of Sunstate Bancshares Trust II on June 1, 2005, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 185 basis points. Interest Payment dates are March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2005, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed June 15, 2035; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures, in whole or in part, at any time, within 90 days following the occurrence of a Special Event, at a premium as defined by the Indenture if a "Special Event" occurs prior to June 15, 2010. A "Special Event" means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after June 15, 2010, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.
The Company acquired the HFB Trust III in the acquisition of HF Financial. HF Financial Corp. caused to be issued 5,000 shares, $1,000 par value, of Preferred Securities of HFB Trust III on December 19, 2002, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 335 basis points. Interest Payment dates are January 7, April 7, July 7, and October 7 of each year, beginning April 7, 2003, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed January 7, 2033; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures, in whole or in part, at any time, within 90 days following the occurrence of a Special Event, at a premium as defined by the Indenture if a "Special Event" occurs prior to January 7, 2008. A "Special Event" means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after January 7, 2008, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.
The Company acquired the HFB Trust IV in the acquisition of HF Financial. HF Financial Corp. caused to be issued 7,000 shares, $1,000 par value, of Preferred Securities of HFB Trust IV on September 25, 2003, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 310 basis points. Interest Payment dates are January 8, April 8, July 8, and October 8 of each year, beginning January 8, 2004, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed October 8, 2033; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures in whole or in part, at any time, within 90 days following the occurrence of a Special Event, at a premium as defined by the Indenture if a "Special Event" occurs prior to October 8, 2008. A "Special Event" means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after October 8, 2008, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.
The Company acquired the HFB Trust V in the acquisition of HF Financial. HF Financial Corp. caused to be issued 10,000 shares, $1,000 par value, of Preferred Securities of HFB Trust V on December 7, 2006, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 183 basis points. Interest Payment dates are March 1, June 1, September 1, and December 1 of each year, beginning March 1, 2007, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed March 1, 2037; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures, in whole or in part, at any time, within 90 days following the occurrence of a Special Event, at a premium as defined by

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

the Indenture if a "Special Event" occurs prior to March 1, 2012. A "Special Event" means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after March 1, 2012, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.
The Company acquired the HFB Trust VI in the acquisition of HF Financial. HF Financial Corp. caused to be issued 2,000 shares, $1,000 par value, of Preferred Securities of HFB Trust VI on July 5, 2007, through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 165 basis points. Interest Payment dates are January 1, April 1, July 1, and October 1 of each year, beginning October 1, 2007, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed October 1, 2037; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures, in whole or in part, at any time, within 90 days following the occurrence of a "Special Event", at a premium as defined by the Indenture if a "Special Event" occurs prior to October 1, 2012. A "Special Event" means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after October 1, 2012, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.
Relating to the trusts, the Company held as assets $2.5 million in common shares at September 30, 2018 and 2017, which are included in other assets on the consolidated balance sheets.
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under Capital Rules in effect at September 30, 2018, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, which commenced February 15, 2016 until August 15, 2020, or the date of earlier redemption, and then from August 15, 2020 to the stated maturity date or earlier redemption, the notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. Unamortized debt issuance costs related to these notes, which are included in Subordinated Debentures and Subordinated Notes Payable, totaled $0.1 million and $0.2 million at September 30, 2018 and 2017, respectively. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents the subordinated debentures and subordinated notes payable at September 30, 2018 and 2017.

	September 30, 2018		September 30, 2017
	Amount Outstanding	Common Shares Held in Other Assets	Amount Outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to non-consolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	5,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	75,920	$2,520
Less: fair value adjustment ¹	(2,317)		(2,409)
Total junior subordinated debentures payable, net of fair value adjustment	73,603		73,511
Subordinated notes payable
Fixed to floating rate, 4.875% per annum	35,000		35,000
Less: unamortized debt issuance costs	(135)		(209)
Total subordinated notes payable	34,865		34,791
Total subordinated debentures and subordinated notes payable	$108,468		$108,302
[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.
18. Income Taxes
The provision for income taxes charged to operations consists of the following for the fiscal years ended September 30, 2018, 2017 and 2016.

	Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Currently paid or payable
Federal	$42,261	$56,171	$51,749
State	10,556	10,639	8,677
Total	52,817	66,810	60,426
Deferred tax expense
Federal	20,205	2,477	(1,513)
State	1,097	$154	$(50)
Total	21,302	2,631	(1,563)
Total provision for income taxes	$74,119	$69,441	$58,863
The income tax provision differs from the amount of income tax determined by applying a blended U.S. federal income tax rate of 24.5% for fiscal year 2018 and 35% for fiscal years 2017 and 2016 to pretax income due to the following.

	Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Income tax expense computed at the statutory rate	$56,915	$74,979	$63,041
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	8,795	7,015	5,608
Tax exempt interest income	(5,778)	(7,973)	(7,534)
Tax benefit of stock-based compensation plans	(424)	(2,153)	—
Impact of enacted federal income tax rate reduction	13,709	—	—
Other	902	(2,427)	(2,252)
Income tax expense, as reported	$74,119	$69,441	$58,863

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Net deferred tax assets (liabilities) consist of the following components at September 30, 2018 and 2017.

	September 30,
	2018	2017
	(dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$15,709	$23,730
Compensation	2,577	6,227
Securities available for sale	10,305	3,413
Other real estate owned	325	763
Core deposit intangible and other fair value adjustments	3,677	6,058
Excess tax basis of FDIC indemnification asset and clawback liability	3,633	4,563
Excess tax basis of loans acquired over carrying value	3,669	9,417
Other reserves	2,787	4,406
Other	5,711	6,922
Total deferred tax assets	48,393	65,499
Deferred tax liabilities:
Goodwill and other intangibles	(11,567)	(13,784)
Premises and equipment	(6,248)	(8,828)
Other	(446)	(487)
Total deferred tax liabilities	(18,261)	(23,099)
Net deferred tax assets	$30,132	$42,400
At September 30, 2018 the Company had an income tax receivable from the IRS of $3.5 million, which is included in other assets on the consolidated balance sheets. At September 30, 2017, the Company had an income tax receivable from the IRS of $4.6 million, which is included in other assets on the consolidated balance sheets. The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2014.
On December 22, 2017, the Tax Reform Act was enacted into law. Beginning in 2018, the Tax Reform Act reduced the federal tax rate for corporations from 35% to 21% and changed or limited certain tax deductions. Because of the Company's September 30 fiscal year end, a blended statutory rate of 24.5% was applied to all net income before taxes generated during the current fiscal year. The new blended statutory rate reduced the provision for income taxes by approximately $19.7 million for the fiscal year ended September 30, 2018. Another result of the lower corporate tax rate was the Company's recording of a $13.6 million revaluation adjustment in the first quarter, reducing net deferred tax assets and increasing the provision for income taxes. Differences between the actual impact of revaluing deferred taxes for the full fiscal year and our preliminary estimate were immaterial.
The Company adopted new accounting guidance in the second quarter of fiscal year 2018 that allowed reclassification of $2.4 million in stranded tax effects that related to a change in the federal tax rate from accumulated other comprehensive income to retained earnings.
The Bank's effective tax rate for the fiscal years ended September 30, 2018 and 2017 was 31.9% and 32.4%, respectively. Excluding the nonrecurring deferred taxes adjustment related to federal tax reform, the effective tax rate for September 30, 2018 and 2017 were 26.1% and 32.4%, respectively.
Management has determined a valuation reserve is not required for the deferred tax assets as of September 30, 2018 and 2017 because it is more-likely-than-not these assets could be realized through future reversals of existing taxable temporary differences, and future taxable income. Uncertain tax positions were not significant at September 30, 2018 or 2017.
19. Employee Benefit Plans
Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan ("401(k) Plan"). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $5.7 million, $5.3 million and $4.7 million to the 401(k) Plan for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Defined Benefit Plan
The Company acquired a non-contributory (cash balance) defined benefit pension plan ("Pension Plan") from HF Financial which covers former employees of HF Financial and its wholly-owned subsidiaries. The Pension Plan was frozen on July 1, 2015 which eliminated future contributions for qualified individuals. On November 27, 2017, the Company's Board of Directors voted to terminate the Pension Plan, effective February 1, 2018. In order to settle its liabilities under the Pension Plan, the Company offered participants the option to receive either an annuity purchased from an insurance carrier or a lump-sum cash payment. Total benefit payments paid by the Company were $5.5 million as part of the Pension Plan termination. As of September 30, 2018, the transfer of all Pension Plan assets, liabilities and administrative responsibilities was completed.
The following table sets forth the pension plan funded status, using the valuation date of September 30, 2018.

	September 30,
	2018	2017
	(dollars in thousands)
Changes in benefit obligations:
Benefit obligations, beginning of period	$5,372	6,355
Service cost	53	50
Interest cost	111	223
Benefits paid	(5,507)	(803)
Assumption changes	—	(286)
Actuarial loss	(29)	(167)
Benefit obligations, end of period	$—	$5,372

Changes in plan assets:
Fair value of plan assets, beginning of period	$3,093	$3,359
Actual return on plan assets	2	277
Company contributions	2,412	260
Benefits paid	(5,507)	(803)
Fair value of plan assets, end of period	$—	$3,093
Funded status ¹	$—	$(2,279)
Amounts recognized in accumulated other comprehensive income consists of net gain (loss)	$(329)	$329
Accumulated benefit obligation	$—	$5,372
¹ Amounts included in accrued expenses and other liabilities in the consolidated balance sheets.
Information relative to the components of net periodic benefit cost measured at/or for the fiscal years ended September 30, 2018, 2017 and 2016 for the defined benefit plan is presented below.

	Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Net periodic benefit cost
Service cost	$53	$50	$21
Interest cost	111	223	176
Expected return on plan assets	—	(258)	(190)
Amortization of prior losses	—	—	50
Net periodic benefit cost	$164	$15	$57
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net gain (loss)	(329)	329	—
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(493)	$314	$(57)

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The weighted-average assumptions used to determine benefit obligations are as follows as of September 30, 2018 and 2017.

	September 30,
	2018	2017
Discount rate - pre-retirement ¹	N/A	3.83%
Discount rate - post-retirement ¹	N/A	3.83%
Rate of compensation increase [1,2]	N/A	N/A
¹ Effective February 1, 2018, the plan was terminated.
² Effective July 1, 2015, the plan was frozen whereby the rate of compensation increases, which relate to future additional contributions to the plan, are not applicable in the future.
The weighted-average assumptions used to determine net periodic benefit costs are as follows as of September 30, 2018, 2017 and 2016.

	Fiscal Years Ended September 30,
	2018	2017	2016
Discount rate - pre-retirement ¹	N/A	3.83%	3.57%
Discount rate - post-retirement ¹	N/A	3.83%	3.57%
Rate of compensation increase ¹	N/A	4.00%	4.00%
Expected long-term return on plan assets ¹	N/A	8.00%	8.00%
¹ Effective February 1, 2018, the plan was terminated.
Prior to termination of the Plan on February 1, 2018 as described above, all plan assets were transferred to cash and cash equivalents to minimize market risk prior to final benefit payments to plan participants.

	Fair Value	Actual Asset Mix as a % of Market Value
As of September 30, 2018	(dollars in thousands)
Cash and cash equivalents	—	—%
Total pension plan assets	$—	—%
As of September 30, 2017
Cash and cash equivalents	3,093	100.00%
Total pension plan assets	$3,093	100.00%
The following table shows the fair values of the Company's pension plan assets by asset category at September 30, 2018 and 2017. Information about the valuation techniques and inputs used to measure fair value is provided in "Note 24. Fair Value Measurements".

	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2018	(dollars in thousands)
Cash and cash equivalents	$—	$—	$—	$—
Total pension plan assets	$—	$—	$—	$—
As of September 30, 2017
Cash and cash equivalents	$3,093	$3,093	$—	$—
Total pension plan assets	$3,093	$3,093	$—	$—
20. Stock-Based Compensation
On September 26, 2014, the Board of Directors adopted, and on October 10, 2014 NAB, at that time our controlling shareholder, approved the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan ("2014 Plan"), the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan ("2014 Director Plan"), and the Great Western Bancorp, Inc. Executive Incentive Compensation Plan ("Bonus Plan"), collectively ("the Plans"), which provide for the issuance of restricted share units and performance based share units to certain officers, employees and directors of the Company. On February 22, 2018, our stockholders approved amendments to the 2014 Plan and the 2014 Director Plan to increase the number of shares available for future grants under the Plans. The Plans were primarily established to enhance the Company’s ability to attract, retain and motivate employees. The Company’s Board of Directors, the Compensation Committee of the Board of Directors ("Compensation Committee"), or executive management upon delegation of the Compensation Committee has exclusive authority to select the employees and others, including directors, to receive the awards and to establish the terms and conditions of each award made pursuant to the Company’s stock-based compensation plans.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
Stock compensation is recognized based on the number of awards to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of income. For the fiscal years ended September 30, 2018, 2017 and 2016 stock compensation expense was $5.5 million, $6.5 million and $3.5 million respectively. Related income tax benefits recognized for the fiscal years ended September 30, 2018, 2017 and 2016 were $1.7 million, $2.5 million and $1.3 million, respectively.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of September 30, 2018 and 2017. The number of performance shares granted in the following table are reflected at the amount of achievement of the pre-established targets.

	September 30, 2018		September 30, 2017		September 30, 2016
	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted Shares
Restricted shares, beginning of fiscal year	180,337	$33.06	160,335	$26.89	80,446	$18.18
Granted	89,376	41.07	90,363	39.35	113,543	30.95
Vested	(97,682)	32.11	(68,293)	26.97	(25,729)	18.11
Forfeited	(8,744)	35.99	(2,068)	30.91	(7,925)	25.09
Canceled	—	—	—	—	—	—
Restricted shares, end of period	163,287	$37.86	180,337	$33.06	160,335	$26.89

Vested, but not issuable at end of period	39,514	$32.90	29,287	$30.05	24,480	$26.14

Performance Shares
Performance shares, beginning of fiscal year	133,604	$33.39	236,185	$20.28	211,026	$18.00
Granted	53,682	29.52	137,612	39.43	43,371	30.78
Vested	(7,017)	18.00	(235,055)	18.00	(55)	18.00
Forfeited	(5,073)	37.75	(5,138)	19.80	(18,157)	18.83
Canceled	—	—	—	—	—	—
Performance shares, end of period	175,196	$36.29	133,604	$33.39	236,185	$20.28

Vested, but not issuable at end of period	5,612	$18.00	5,612	$18.00	—	$—
As of September 30, 2018, there was $5.0 million of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a period of 2.2 years. The fair value of the vested awards was $1.9 million, $1.4 million and $0.8 million at September 30, 2018, 2017 and 2016, respectively.
21. Regulatory Matters
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
The Company met all capital adequacy and net worth requirements to which they are subject as of September 30, 2018 and 2017.
As of September 30, 2018, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes have changed the Bank's categories.
As an approved mortgage seller, the Bank is required to maintain a minimum level of capital specified by the United States Department of Housing and Urban Development. At September 30, 2018 and 2017, the Bank met these requirements.
Capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2018
Tier 1 risk based capital (to risk-weighted assets):
Consolidated	$1,208,852	12.0%	$604,637	6.0%	N/A	N/A
Bank	1,168,110	11.6%	604,467	6.0%	$805,957	8.0%
Total risk based capital (to risk-weighted assets):
Consolidated	1,308,875	13.0%	806,182	8.0%	N/A	N/A
Bank	1,233,133	12.2%	805,957	8.0%	1,007,446	10.0%
Tier 1 leverage capital (to average assets):
Consolidated	1,208,852	10.7%	451,939	4.0%	N/A	N/A
Bank	1,168,110	10.3%	452,404	4.0%	565,505	5.0%
Common Equity Tier 1 risk based capital (to risk-weighted assets):
Consolidated	1,135,249	11.3%	453,478	4.5%	N/A	N/A
Bank	$1,168,110	11.6%	$453,351	4.5%	$654,840	6.5%

As of September 30, 2017
Tier 1 risk based capital (to risk-weighted assets):
Consolidated	$1,101,899	11.4%	$579,947	6.0%	N/A	N/A
Bank	1,112,466	11.6%	575,413	6.0%	$767,218	8.0%
Total risk based capital (to risk-weighted assets):
Consolidated	1,200,885	12.5%	768,566	8.0%	N/A	N/A
Bank	1,176,451	12.2%	771,443	8.0%	964,304	10.0%
Tier 1 leverage capital (to average assets):
Consolidated	1,101,899	10.3%	427,922	4.0%	N/A	N/A
Bank	1,112,466	10.4%	427,872	4.0%	534,839	5.0%
Common Equity Tier 1 risk based capital (to risk-weighted assets):
Consolidated	1,028,389	10.7%	432,500	4.5%	N/A	N/A
Bank	$1,112,466	11.6%	$431,560	4.5%	$623,365	6.5%

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

22. Commitments and Contingencies
Financial Instruments with Off-Balance-Sheet Risk
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. A summary of the Company’s commitments as of September 30, 2018 and 2017 is as follows.

	September 30,
	2018	2017
	(dollars in thousands)
Commitments to extend credit	$2,344,550	$2,515,653
Letters of credit	69,613	70,186
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
Asset Sales
The Bank regularly transfers financial assets as part of its mortgage banking activities. Transfers are recorded as sales when the criteria for surrender of control are met. The Bank has provided guarantees in connection with the sale of loans and has assumed a similar obligation in its acquisitions. The guarantees are generally in the form of asset buy back or make whole provisions that are triggered upon a credit event and remain in effect until the loans are collected. The maximum potential future payment related to these guarantees is not readily determinable because the Company’s obligation under these agreements depends on the occurrence of future events. There were $3.3 million and $2.3 million loans repurchased for the fiscal year ended September 30, 2018 and 2017, respectively. Incurred losses related to these repurchased loans and guaranteed loans as of September 30, 2018 and 2017, are not significant.
Financial Instruments with Concentration of Credit Risk by Geographic Location
A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in Nebraska, northern Missouri, northeastern Kansas, Iowa, southeastern Arizona, central Colorado, southeastern North Dakota, central Minnesota and South Dakota. Although the Company’s loan portfolio is diversified, there is a relationship in these regions between the agricultural economy and the economic performance of loans made to non-agricultural customers. The concentration of credit in the regional agricultural economy is taken into consideration by management in determining the allowance for loan and lease losses.
Lease Commitments
The Company leases several branch locations under terms of operating lease agreements expiring through March 31, 2034. The Company has the option to renew these leases for periods that range from 1 to 14 years. Total rent expense for these leases for the fiscal years ended September 30, 2018, 2017 and 2016, was $5.4 million, $5.4 million and $5.1 million, respectively.
Approximate future minimum rental payments for operating leases in excess of one year in subsequent fiscal years are as follows.

Fiscal year	Amount
(dollars in thousands)
2019	$5,156
2020	4,640
2021	3,299
2022	2,753
2023	2,192
2024 and thereafter	5,403
Total	$23,443

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

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
23. Transactions With Related Parties
The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they have 10% or more beneficial ownership (commonly referred to as related parties). Total loans committed to related parties were not significant at September 30, 2018 and 2017.
There was no interest paid to related parties for each of the fiscal years ended September 30, 2018, 2017 and 2016.
NAB provided the Company’s employees with restricted shares of NAB stock subsequent to meeting short- and long-term incentive goals. A payable was recorded between the Company and NAB based on the value and vesting schedule of issued shares. Final vesting of the shares occurred December 2017. The liability included in accrued expenses and other liabilities on the consolidated balance sheets was $0.1 million at both September 30, 2018 and 2017. The expense related to the restricted shares was negligible for the fiscal year ended September 30, 2018, and $0.1 million for each of the fiscal years ended September 30, 2017 and 2016, and was included within salaries and employee benefits on the consolidated statements of income.
24. Fair Value Measurements
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
Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and classified as Level 2

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

securities. Level 2 securities include mortgage-backed, states and political subdivisions, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 securities were immaterial at September 30, 2018 and 2017.
Interest Rate Swaps and Loans
Interest rate swaps are valued by the Company's Swap Dealers using cash flow valuation techniques with observable market data inputs. The fair value of loans accounted for under the fair value option represents the net carrying value of the loan, plus the equal and opposite amount of the value of the swap needed to offset the interest rate risk and an adjustment for credit risk based on our assessment of existing market conditions for the specific portfolio of loans. This is used due to the strict prepayment penalties put in the loan terms to cover the cost of exiting the interest rate swap of the loans in the case of early prepayment or termination. The adjustment for credit risk on loans accounted for under the fair value option is not significant to the overall fair value of the loans. The fair values estimated by the Company's Swap Dealers use interest rates that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The Company has entered into Collateral Agreements with its Swap Dealers and Futures Clearing Merchant which entitle it to receive collateral to cover market values on derivatives which are in asset position, thus a credit risk adjustment on interest rate swaps is not warranted. The Company regularly enters into interest rate lock commitments on mortgage loans to be held for sale with corresponding forward sales contracts related to these interest rate lock commitments, the fair values of which are calculated by applying observable market values from Fannie Mae TBA pricing to each interest rate lock commitment and forward sales contract, therefore, are classified within Level 2 of the valuation hierarchy. The Company also has back-to-back swaps with loan customers, with corresponding swaps with an outside third party in exact offsetting terms.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and 2017.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of September 30, 2018
U.S. Treasury securities	$167,172	$167,172	$—	$—
Mortgage-backed securities	1,149,707	—	1,149,707	—
States and political subdivision securities	67,775	—	66,805	970
Other	996	—	996	—
Total securities available for sale	$1,385,650	$167,172	$1,217,508	$970
Derivatives-assets	$1,911	$—	$1,911	$—
Derivatives-liabilities	2,188	—	2,188	—
Fair value loans	865,386	—	865,386	—
Loan servicing rights	3,087	—	—	3,087
As of September 30, 2017
U.S. Treasury securities	$228,603	$228,603	$—	$—
Mortgage-backed securities	1,065,737	—	1,065,737	—
States and political subdivision securities	72,586	—	71,517	1,069
Other	1,034	—	1,034	—
Total securities available for sale	$1,367,960	$228,603	$1,138,288	$1,069
Derivatives-assets	$—	$—	$—	$—
Derivatives-liabilities	17,155	—	17,155	—
Fair value loans	1,016,576	—	1,016,576	—
Loan servicing rights	4,074	—	—	4,074

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the fiscal years ended September 30, 2018, 2017 and 2016.

	Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Other securities available for sale
Balance, beginning of period	$1,069	$1,315	$1,835
Additions	149	—	15
Principal paydown	(248)	(246)	(235)
Realized and unrealized (loss) ¹	—	—	(300)
Balance, end of period	$970	$1,069	$1,315

Loan servicing rights
Balance, beginning of period	$4,074	$5,781	$—
Additions	—	—	6,573
Realized and unrealized (loss) ²	(987)	(1,707)	(792)
Balance, end of period	$3,087	$4,074	$5,781
[1] Realized and unrealized (loss) related to other securities available for sale are reported as a a component of net gain (loss) on sale of securities on the consolidated statements of income.
[2] Realized and unrealized (loss) related to loan servicing rights are reported as a component of mortgage banking income, net on the consolidated statements of income.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and 2017.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of September 30, 2018
Other repossessed property	$22,225	$—	$—	$22,225
Impaired loans	188,017	—	—	188,017
Loans held for sale, at lower of cost or fair value	5,456	—	5,456	—
Property held for sale	1,104	—	—	1,104
As of September 30, 2017
Other repossessed property	$7,728	$—	$—	$7,728
Impaired loans	185,388	—	—	185,388
Loans held for sale, at lower of cost or fair value	7,456	—	7,456	—
Property held for sale	5,147	—	—	5,147
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at September 30, 2018 were as follows.

	Fair Value of Assets / (Liabilities) at September 30, 2018	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other repossessed property	$22,225	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	188,017	Appraisal value	Property specific adjustment	N/A	N/A
Property held for sale	1,104	Appraisal value	Property specific adjustment	N/A	N/A
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for balance sheet instruments as of September 30, 2018 and 2017, are as follows.

		September 30, 2018		September 30, 2017
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$298,696	$298,696	$360,396	$360,396
Loans, net excluding fair valued loans, loans held for sale and impaired loans	Level 3	8,357,065	8,231,829	7,881,018	7,798,134
Accrued interest receivable	Level 2	58,948	58,948	53,176	53,176
Cash surrender value of life insurance policies	Level 2	30,461	30,461	29,619	29,619
FHLB stock	Level 2	22,533	22,533	37,551	37,551
Liabilities
Deposits	Level 2	$9,733,499	$9,734,971	$8,977,613	$8,978,926
FHLB advances and other borrowings	Level 2	275,000	275,797	643,214	645,421
Securities sold under repurchase agreements	Level 2	90,907	90,907	132,636	132,636
Accrued interest payable	Level 2	8,773	8,773	4,405	4,405
Subordinated debentures and subordinated notes payable	Level 2	108,468	107,841	108,302	108,293
The following methods and assumptions were used in estimating the fair value of financial instruments that were not previously disclosed:
Cash and cash equivalents: Due to the short-term nature of cash and cash equivalents, the estimated fair value is equal to the carrying value and they are categorized as a Level 1 fair value measurement.
Loans, net excluding fair valued loans and loans held for sale: The fair value of the loan portfolio is estimated using observable inputs including estimated cash flows, and discount rates based on interest rates currently being offered for loans with similar terms, to borrowers of similar credit quality. Loans held for investment are categorized as a Level 3 fair value measurement.
Accrued interest receivable: Due to the short-term nature of accrued interest receivable, the estimated fair value is equal to the carrying value and they are categorized as a Level 2 fair value measurement.
Cash Surrender Value of Life Insurance Policies: Fair value is equal to the cash surrender value of the life insurance policies and are categorized as Level 2 fair value measurement.
FHLB stock: The carrying amount of FHLB stock approximates its fair value as it can only be redeemed with the FHLB at par value. FHLB stock has been categorized as a Level 2 fair value measurement.
Deposits: The estimated fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand deposits, is equal to the amount payable on demand. The fair value of interest-bearing time deposits is based on the discounted value of contractual cash flows of such deposits, taking into account the option for early withdrawal. The discount rate is estimated using the rates offered by the Company, at the respective measurement dates, for deposits of similar maturities. Deposits have been categorized as a Level 2 fair value measurement.
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
Accrued interest payable: Due to the short-term nature of accrued interest payable, the estimated fair value is equal to the carrying value and they are categorized as a Level 2 fair value measurement.
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

25. Earnings per Share
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
The following information was used in the computation of basic and diluted earnings per share ("EPS") for the fiscal years ended September 30, 2018, 2017 and 2016.

	Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands, except per share data)
Net income	$157,916	$144,786	$121,253

Weighted average common shares outstanding	58,938,169	58,770,708	56,563,438
Dilutive effect of stock based compensation	193,481	258,674	165,912
Weighted average common shares outstanding for diluted earnings per share calculation	59,131,650	59,029,382	56,729,350

Basic earnings per share	$2.68	$2.46	$2.14
Diluted earnings per share	$2.67	$2.45	$2.14
The Company had no shares of unvested performance stock as of September 30, 2018 and 2017 which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had no shares of anti-dilutive stock awards outstanding as of September 30, 2018 and 2017.
26. Parent Company Only Financial Statements
Parent company only financial information for Great Western Bancorp, Inc. is summarized as follows:
Condensed Balance Sheets
(Dollars in Thousands)

	September 30,
	2018	2017
	(dollars in thousands)
Assets
Cash and cash equivalents	$72,924	$15,004
Investment in subsidiaries	1,873,422	1,839,293
Net deferred tax assets	1,489	1,502
Other assets	2,056	8,515
Total assets	$1,949,891	$1,864,314
Liabilities and stockholders’ equity
Subordinated debentures and subordinated notes payable	$108,468	$108,302
Accrued expenses and other liabilities	872	1,012
Total liabilities	109,340	109,314
Stockholders’ equity
Common stock	589	588
Additional paid-in capital	1,318,457	1,314,039
Retained earnings	553,014	445,747
Accumulated other comprehensive income	(31,509)	(5,374)
Total stockholders’ equity	1,840,551	1,755,000
Total liabilities and stockholders’ equity	$1,949,891	$1,864,314

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

Condensed Statements of Comprehensive Income
(Dollars in Thousands)

	Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Income
Dividends from subsidiary bank	$111,159	$62,470	$70,582
Dividends on securities	51	123	223
Other	103	62	48
Total income	111,313	62,655	70,853
Expenses
Interest on subordinated debentures and subordinated notes payable	5,040	4,464	3,737
Salaries and employee benefits	5,849	6,847	3,723
Professional fees	1,038	631	378
Acquisition expenses	—	—	1,010
Other	2,456	2,204	2,512
Total expense	14,383	14,146	11,360
Income before income tax and equity in undistributed net income of subsidiaries	96,930	48,509	59,493
Income tax benefit	(3,075)	(8,147)	(3,414)
Income before equity in undistributed net income of subsidiaries	100,005	56,656	62,907
Equity in undistributed net income of subsidiaries	57,911	88,130	58,346
Net income	$157,916	$144,786	$121,253
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Fiscal Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Operating Activities
Net income	$157,916	$144,786	$121,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166	165	36
Gain on redemption of subordinated debentures	—	(111)	—
Stock-based compensation	4,419	6,810	3,517
Deferred income taxes	13	(1,796)	3
Changes in:
Other assets	6,459	(823)	(190)
Accrued interest and other liabilities	(140)	286	225
Equity in undistributed net income of subsidiaries	(57,911)	(88,130)	(58,346)
Net cash provided by operating activities	110,922	61,187	66,498
Investing activities
Business acquisitions, net of cash acquired	—	—	(30,832)
Net cash used in investing activities	—	—	(30,832)
Financing Activities
Redemption of subordinated debentures	—	(3,625)	—
Common stock repurchased	—	(5,605)	—
Dividends paid	(53,002)	(43,474)	(31,419)
Net cash used in financing activities	(53,002)	(52,704)	(31,419)
Net increase in cash and cash equivalents	57,920	8,483	4,247
Cash and cash equivalents, beginning of period	15,004	6,521	2,274
Cash and cash equivalents, end of period	$72,924	$15,004	$6,521

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on and as of the time of that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SECs rules and forms.
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S ASSESSMENT OF GREAT WESTERN BANCORP, INC.'S INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified.
Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial reporting and financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed our system of internal control over financial reporting as of September 30, 2018. Management's assessment is based on the criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that our system of internal control over financial reporting was effective and meets the criteria of the "Internal Control - Integrated Framework (2013)" as of the end of the period covered by this report.
Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included within this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of the end of the period covered by this report, which is set forth below.

By:	/s/ Ken Karels	By:	/s/ Peter Chapman
Name:	Ken Karels	Name:	Peter Chapman
Title:	Chief Executive Officer and Chairperson of the Board	Title:	Chief Financial Officer
Date:	November 27, 2018	Date:	November 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Great Western Bancorp, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Great Western Bancorp, Inc.’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Great Western Bancorp, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2018 and our report dated November 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Great Western Bancorp, Inc.’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
November 27, 2018

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2018, the end of our fiscal year. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption "Item 1. Business—Executive Officers of the Registrant."

ITEM 11.	EXECUTIVE COMPENSATION
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2018, the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2018, the end of our fiscal year. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5 under the caption "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans" in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2018, the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is incorporated by reference to our definitive proxy statement that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2018, the end of our fiscal year.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)    The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K under the caption "Item 8. Financial Statements and Supplementary Data" and are incorporated herein by reference.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - September 30, 2018 and 2017
Consolidated Statements of Income - Fiscal Years Ended September 30, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income - Fiscal Years Ended September 30, 2018, 2017 and 2016
Consolidated Statements of Stockholders' Equity - Fiscal Years Ended September 30, 2018, 2017 and 2016
Consolidated Statements of Cash Flows - Fiscal Years Ended September 30, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
(2)    Financial statement schedules are omitted either because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto.
(3)    The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K. Where such exhibit is incorporated by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. Management contracts and compensatory plans or arrangements are specifically identified below.

Number	Description
2.1
Purchase and Assumption Agreement (Whole Bank, All Deposits), dated as of June 4, 2010, among Federal Deposit Insurance Corporation, Receiver of TierOne Bank, Lincoln, Nebraska, Federal Deposit Insurance Corporation and Great Western Bank (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.2
Indenture, dated as of December 17, 2003, between Great Western Bancorporation, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.3
Guarantee Agreement, dated as of December 17, 2003, between Great Western Bancorporation, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.4
First Supplemental Indenture dated October 17, 2014, between Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

4.5
Amended and Restated Declaration of Trust of Great Western Statutory Trust IV, dated December 17, 2003 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.6
Indenture, dated as of March 10, 2006, between Great Western Bancorporation, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.7
Guarantee Agreement, dated as of March 10, 2006, between Great Western Bancorporation, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.8
First Supplemental Indenture, dated as of October 17, 2014, among Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association, successor to LaSalle Bank National Association (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

4.9
First Supplemental Indenture, among Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.10
Amended and Restated Declaration of Trust of GWB Capital Trust VI, dated as of March 10, 2006 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.11
Indenture, dated as of June 1, 2005, between Sunstate Bancshares, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.12
Guarantee Agreement, dated as of June 1, 2005, between Sunstate Bancshares, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registration Statement on form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.13
First Supplemental Indenture, dated as of May 10, 2007, between Great Western Bancorporation, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.14
Second Supplemental Indenture, dated October 17, 2014, between Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

4.15
Amended and Restated Declaration of Trust of Sunstate Bancshares Trust II, dated as of June 1, 2005 (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

Number	Description
4.16
Subordinated Note Purchase Agreement, dated July 31, 2015, between Great Western Bancorp, Inc. and the Note Purchasers identified on Schedule I thereto, and any assignees thereof, including the form of Subordinated Note issued to each of such Purchasers (incorporated by reference to Exhibit 4.19 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed by Great Western Bancorp, Inc. on December 11, 2015 (File No. 001-36688))

4.17
First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust III trust preferred securities) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016 (File No. 001-36688))

4.18
First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust IV trust preferred securities) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016 (File No. 001-36688))

4.19
First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust VI trust preferred securities) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016 (File No. 001-36688))

4.20
First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust V trust preferred securities) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016 (File No. 001-36688))

10.1 *
Employment Agreement, dated December 15, 2017, between Great Western Bancorp, Inc. and Kenneth Karels (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on December 18, 2017 (File No. 001-36688))

10.2 *
Employment Agreement, dated December 15, 2017, between Great Western Bancorp, Inc. and Peter Chapman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on December 18, 2017 (File No. 001-36688))

10.3 *
Employment Agreement, dated December 15, 2017, between Great Western Bancorp, Inc. and Stephen Ulenberg (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on December 18, 2017 (File No. 001-36688))

10.4 *
Employment Agreement, dated December 15, 2017, between Great Western Bancorp, Inc. and Michael Gough (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on December 18, 2017 (File No. 001-36688))

10.5 *
Employment Agreement, dated October 25, 2018, between Great Western Bancorp, Inc. and Doug Bass (incorporated by reference to Exhibit 10.1 to the Current Report on the Form 8-K filed by Great Western Bancorp, Inc. on October 29, 2018 (File No. 001-36688))

10.6 *
Change in Control Agreement, dated February 22, 2018, between Great Western Bancorp, Inc. and Tim Kintner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on February 26, 2018 (File No. 001-36688)

10.7 *
Employment Agreement, dated as of June 15, 2018, between Great Western Bancorp, Inc. and Karlyn M. Knieriem (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on July 25, 2018 (File No. 001-36688))

10.8 *
Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed by Great Western Bancorp, Inc. on January 10, 2018 (File No. 001-36688))

10.9 *
Great Western Bancorp, Inc. 2014 Non-Employee Director Plan (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed by Great Western Bancorp, Inc. on January 10, 2018 (File No. 001-36688))

10.10 *
Great Western Bancorp, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

10.11 *
Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.11 *
Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.12 *
Form of Great Western Bancorp, Inc. 2014 Non-Employee Director Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 9, 2014 (File No. 333-198458))

10.13 *
Form of Great Western Bancorp, Inc. 2014 Non-Employee Director Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

Number	Description
10.14
Credit Agreement, dated July 31, 2015, between Great Western Bancorp, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed by Great Western Bancorp, Inc. on December 11, 2015 (File No. 001-36688))

10.15 *	Great Western Bancorp, Inc. Clawback Policy (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Great Western Bancorp, Inc. on August 1, 2016 (File No. 001-36688))

11.1	Statement regarding Computation of Per Share Earnings (included as Note 25 to the registrant's audited consolidated financial statements)

21.1 **	Subsidiaries of Great Western Bancorp, Inc.

23.1 **	Consent of Ernst & Young LLP

24.1 **	Powers of Attorney (included on signature pages)

31.1 **	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan

** Filed herewith

*** Furnished, not filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: November 27, 2018	By:	/s/ Ken Karels
	Name:	Ken Karels
	Title:	Chief Executive Officer and Chairperson of the Board

The undersigned directors and officers do hereby constitute and appoint Ken Karels and Peter Chapman and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended September 30, 2018, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of November, 2018.

Signatures	Title

/s/ Ken Karels
Ken Karels	Chief Executive Officer, Chairperson of the Board and Director (Principal Executive Officer)

/s/ James Brannen
James Brannen	Director

/s/ Frances Grieb
Frances Grieb	Director

/s/ Thomas Henning
Thomas Henning	Lead Independent Director

/s/ James Israel
James Israel	Director

/s/ Stephen Lacy
Stephen Lacy	Director

/s/ Daniel Rykhus
Daniel Rykhus	Director

/s/ James Spies
James Spies	Director

/s/ Peter Chapman
Peter Chapman	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)