Form 10-Q
period 2018-12-31
Great Western Bancorp, Inc.
filed 2019-02-05
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of February 1, 2019, the number of shares of the registrant’s Common Stock outstanding was 56,938,435.

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

•	our "states" refers to the nine states (Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota) in which we currently conduct our business;

•	our "footprint" refers to the geographic markets within our states in which we currently conduct our business;

•	"ALLL" refers to allowance for loan and lease losses;

•	"ASC" refers to Accounting Standards Codification;

•	"ASC 310-30 loans" or "purchased credit impaired loans" refers to certain loans that had deteriorated credit quality at acquisition;

•	"ASU" refers to Accounting Standards Update;

•	"Capital Rules" or "Basel III" refers to the Basel Committee’s December 2010 final capital framework for strengthening international capital standards;

•	"CRE" refers to commercial real estate;

•	"Exchange Act" refers to the Securities Exchange Act of 1934;

•	"FASB" refers to the Financial Accounting Standards Board;

•	"FDIC" refers to the Federal Deposit Insurance Corporation;

•	"FHLB" refers to the Federal Home Loan Bank;

•	"FRB" or "Federal Reserve" refers to the Board of Governors of the Federal Reserve System;

•	"FTE" refers to fully-tax equivalent;

•	"GAAP" or "U.S. GAAP" refers to U.S. generally accepted accounting principles;

•	"HELOC" refers to home equity lines of credit;

•	"HF Financial" refers to HF Financial Corporation;

•	"IRS" refers to the Internal Revenue Service;

•	"NYSE" refers to the New York Stock Exchange;

•	"RPA" refers to a risk participation agreement;

•	"Sarbanes-Oxley Act" refers to the Sarbanes-Oxley Act of 2002;

•	"SEC" refers to the Securities and Exchange Commission;

•	"Securities Act" refers to the Securities Act of 1933;

•	"Tax Reform Act" refers to the Tax Cuts and Jobs Act of 2017; and

•	"TDR" refer to a troubled debt restructuring.

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
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" or "Part II, Item 1A. Risk Factors" of this Report or the following:

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

4-

•
expected cost savings in connection with the consolidation of recent acquisitions may not be fully realized or realized within the expected time frames, and deposit attrition, customer loss and revenue loss following completed acquisitions may be greater than expected;

•
our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act to maintain an effective system of internal control over financial reporting; and

•
other risks and uncertainties inherent to our business, including those discussed under the heading "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement to reflect events or circumstances occurring after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	(Unaudited)
	December 31, 2018	September 30, 2018
Assets
Cash and due from banks	$205,635	$168,119
Interest-bearing bank deposits	71,125	130,577
Cash and cash equivalents	276,760	298,696
Securities available for sale	1,531,916	1,385,650
Loans, net of unearned discounts and deferred fees, including $39,626 and $42,627 of loans covered by a FDIC loss share agreement at December 31, 2018 and September 30, 2018, respectively, and $845,345 and $865,386 of loans at fair value under the fair value option at December 31, 2018 and September 30, 2018, respectively, and $4,567 and $5,456 of loans held for sale at December 31, 2018 and September 30, 2018, respectively	9,767,476	9,415,924
Allowance for loan and lease losses	(66,193)	(64,540)
Net loans	9,701,283	9,351,384
Premises and equipment, including $1,102 and $1,104 of property held for sale at December 31, 2018 and September 30, 2018, respectively	113,697	113,839
Accrued interest receivable	60,129	58,948
Other repossessed property, including $46 and $131 of property covered by a FDIC loss share agreement at December 31, 2018 and September 30, 2018, respectively	22,224	23,074
Goodwill	739,023	739,023
Cash surrender value of life insurance policies	30,677	30,461
Net deferred tax assets	25,951	30,132
Other assets	71,981	85,601
Total assets	$12,573,641	$12,116,808
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$1,879,883	$1,842,704
Interest-bearing	8,233,364	7,890,795
Total deposits	10,113,247	9,733,499
Securities sold under agreements to repurchase	56,649	90,907
FHLB advances and other borrowings	410,000	275,000
Subordinated debentures and subordinated notes payable	108,510	108,468
Accrued expenses and other liabilities	73,227	68,383
Total liabilities	10,761,633	10,276,257
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 56,938,435 shares issued and outstanding at December 31, 2018 and 58,917,147 shares issued and outstanding at September 30, 2018	568	589
Additional paid-in capital	1,244,232	1,318,457
Retained earnings	584,264	553,014
Accumulated other comprehensive (loss)	(17,056)	(31,509)
Total stockholders' equity	1,812,008	1,840,551
Total liabilities and stockholders' equity	$12,573,641	$12,116,808
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended December 31,
	2018	2017
Interest income
Loans	$122,331	$107,680
Investment securities	9,189	7,043
Federal funds sold and other	541	231
Total interest income	132,061	114,954
Interest expense
Deposits	23,794	10,998
FHLB advances and other borrowings	2,003	2,164
Subordinated debentures and subordinated notes payable	1,370	1,170
Total interest expense	27,167	14,332
Net interest income	104,894	100,622
Provision for loan and lease losses	5,215	4,557
Net interest income after provision for loan and lease losses	99,679	96,065
Noninterest income
Service charges and other fees	11,689	13,178
Wealth management fees	2,241	2,185
Mortgage banking income, net	1,320	1,660
Net loss on sale of securities	(513)	(1)
Net increase (decrease) in fair value of loans at fair value	19,216	(8,665)
Net realized and unrealized (loss) gain on derivatives	(18,317)	7,227
Other	1,084	1,090
Total noninterest income	16,720	16,674
Noninterest expense
Salaries and employee benefits	34,770	32,868
Data processing and communication	5,278	6,884
Occupancy and equipment	5,126	4,848
Professional fees	3,288	4,240
Advertising	938	1,059
Net loss recognized on repossessed property and other related expenses	3,063	214
Other	4,643	4,755
Total noninterest expense	57,106	54,868
Income before income taxes	59,293	57,871
Provision for income taxes	13,507	28,641
Net income	$45,786	$29,230
Basic earnings per common share
Weighted average common shares outstanding	57,974,858	58,902,629
Basic earnings per share	$0.79	$0.50
Diluted earnings per common share
Weighted average diluted common shares outstanding	58,039,292	59,087,729
Diluted earnings per share	$0.79	$0.49
Dividends per share
Dividends paid	$14,536	$11,770
Dividends per share	$0.25	$0.20
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2018	2017
Net income	$45,786	$29,230
Other comprehensive income (loss), net of tax
Securities available for sale:
Net unrealized holding gain (loss) arising during the period	18,669	(8,645)
Reclassification adjustment for net loss realized in net income	513	1
Income tax (expense) benefit	(4,729)	3,283
Net change in unrealized gain (loss) on securities available for sale	14,453	(5,361)

Defined benefit pension plan obligation [1]:
Net unrealized holding gain arising during the period	—	145
Income tax expense	—	(55)
Net change in defined benefit pension plan obligation	—	90
Other comprehensive income (loss), net of tax	14,453	(5,271)
Comprehensive income	$60,239	$23,959
[1] The Company's Board of Directors voted to terminate the defined benefit pension plan ("Pension Plan") effective February 1, 2018. Transfer of all Pension Plan assets, liabilities and administrative responsibilities were completed as of September 30, 2018.

See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, September 30, 2017		$588	$1,314,039	$445,747	$(5,374)	$1,755,000
Net income	$29,230	—	—	29,230	—	29,230
Other comprehensive (loss), net of tax	(5,271)	—	—	—	(5,271)	(5,271)
Total comprehensive income	$23,959
Stock-based compensation, net of tax		—	684	—	—	684
Cash dividends:
Common stock, $0.20 per share		—	—	(11,770)	—	(11,770)
Balance, December 31, 2017		$588	$1,314,723	$463,207	$(10,645)	$1,767,873

Balance, September 30, 2018		$589	$1,318,457	$553,014	$(31,509)	$1,840,551
Net income	$45,786	—	—	45,786	—	45,786
Other comprehensive income, net of tax	14,453	—	—	—	14,453	14,453
Total comprehensive income	$60,239
Stock-based compensation, net of tax		—	413	—	—	413
Repurchase of common stock		(21)	(74,638)	—	—	(74,659)
Cash dividends:
Common stock, $0.25 per share		—	—	(14,536)	—	(14,536)
Balance, December 31, 2018		$568	$1,244,232	$584,264	$(17,056)	$1,812,008
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2018	2017
Operating activities
Net income	$45,786	$29,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,301	3,514
Amortization of FDIC indemnification asset	493	1,018
Net loss on sale of securities and other assets	2,806	518
Net gain on sale of loans	(1,545)	(1,935)
Provision for loan and lease losses	5,215	4,557
Provision for (reversal of) loan servicing rights loss	1	(38)
Stock-based compensation	413	684
Originations of residential real estate loans held for sale	(53,012)	(48,476)
Proceeds from sales of residential real estate loans held for sale	55,446	52,110
Net deferred income taxes	(35)	17,226
Changes in:
Accrued interest receivable	(1,181)	(1,641)
Other assets	29,331	2,574
Accrued interest payable and other liabilities	(5,675)	(2,006)
Net cash provided by operating activities	80,344	57,335
Investing activities
Purchase of securities available for sale	(266,964)	(55,865)
Proceeds from sales of securities available for sale	97,212	164
Proceeds from maturities of securities available for sale	40,821	47,125
Net increase in loans	(356,927)	(205,929)
Recovery (payment) of covered losses from FDIC indemnification claims	34	(230)
Purchase of premises and equipment	(2,321)	(1,469)
Proceeds from sale of premises and equipment	300	3,993
Proceeds from sale of repossessed property	809	1,956
Purchase of FHLB stock	(20,564)	(17,020)
Proceeds from redemption of FHLB stock	15,211	13,969
Net cash used in investing activities	(492,389)	(213,306)
Financing activities
Net increase in deposits	379,789	46,659
Net decrease in securities sold under agreements to repurchase and other short-term borrowings	(34,258)	(15,752)
Proceeds from FHLB advances and other long-term borrowings	215,000	665,000
Repayments on FHLB advances and other long-term borrowings	(80,000)	(587,200)
Common stock repurchased	(74,659)	—
Taxes paid related to net share settlement of equity awards	(1,227)	(3,766)
Dividends paid	(14,536)	(11,770)
Net cash provided by financing activities	390,109	93,171
Net decrease in cash and cash equivalents	(21,936)	(62,800)
Cash and cash equivalents, beginning of period	298,696	360,396
Cash and cash equivalents, end of period	$276,760	$297,596
Supplemental disclosure of cash flow information
Cash payments for interest	$23,614	$12,599
Cash payments for income taxes	$1,133	$1,117
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(1,981)	$(3,671)
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
Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature.
Certain previously reported amounts have been reclassified to conform to the current presentation.
The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2018, which includes a description of significant accounting policies. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year or any other period.
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
Changes in Significant Accounting Policies
Pursuant to the Company's adoption of certain ASUs as of October 1, 2018, the following significant accounting policies have been updated from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
Revenue Recognition
We adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and subsequent related ASUs effective October 1, 2018 using the modified retrospective approach, which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the Company's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.
The majority of our revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures and in "Note 1. Nature of Operations and Summary of Significant Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Descriptions of our revenue-generating activities that are within the scope of ASC Topic 606, which are presented in our consolidated income statements as components of noninterest income, are as follows:
Service charges and fees on deposit accounts. Service charges on deposit accounts are earned for account maintenance and overdraft, wire and treasury management services. Revenue is recognized at the time the services are performed and is included in service charges and other fees within noninterest income on the consolidated statements of income.
Interchange and merchant services income. Interchange and merchant services income are earned from credit and debit card payment processing through card association networks, merchant services and other card related services. Fees for these services are primarily based on interchange rates set by the networks and transaction volumes and are recognized as transactions are processed and settled with networks on behalf of card holders. These fees are presented net of direct expenses, including reward costs, associated with credit and debit card interchange income in service charges and other fees which are included in noninterest income on the consolidated statements of income.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Wealth management and trust fee income. Wealth management and trust fees are earned for asset management, custody and recordkeeping, investment advisory and administrative services. Revenue is recognized as the services are performed. Brokerage charges are recorded as a net reduction in wealth management fees which are included in noninterest income on the consolidated statements of income.
Other noninterest income. Other noninterest income primarily includes such items as letter of credit fees, gains on sale of loans held for sale and servicing fees, none of which are subject to the requirements of ASC Topic 606.
The following table presents total noninterest income segregated between contracts with customers within the scope of ASC Topic 606 and those within the scope of other GAAP Topics. The following additionally presents revenues from customers that are included within noninterest income.

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands)
Noninterest income
Service charges and other fees	$11,689	$13,178
Wealth management fees	2,241	2,185
Other	582	649
Noninterest income from contracts with customers within the scope of ASC Topic 606 ¹	14,512	16,012
Noninterest income within the scope of other GAAP Topics ²	2,208	662
Total noninterest income	$16,720	$16,674
[1] Amounts for periods after October 1, 2018 are presented in accordance with ASC Topic 606, Revenue from Contracts with Customers, except for out of scope amounts. Amounts for periods prior to October 1, 2018 are presented in accordance with ASC Topic 605, Revenue Recognition, and have not been restated to conform with ASC Topic 606, Revenue from Contracts with Customers.

[2] The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's consolidated statements of income.

At December 31, 2018, the Company does not have any material contract assets, liabilities, or other receivables recorded on its consolidated balance sheets relating to its revenue streams within the scope of ASC Topic 606. Additionally, the Company's contracts generally do not contain terms that require significant judgment to determine the amount of revenue to recognize.
Practical expedients
The Company has elected the practical expedient to exclude the disclosure of unsatisfied performance obligations for contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed. The Company recognizes incremental costs of obtaining those contracts as an expense when incurred.
Subsequent Events
The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements. Other than those described below, there were no other material events or transactions that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.
On January 24, 2019, the Board of Directors of the Company declared a dividend of $0.25 per common share payable on February 22, 2019 to stockholders of record as of close of business on February 8, 2019.
2. New Accounting Standards
Accounting Standards Adopted in Fiscal Year 2019
In May 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. The Company adopted the standard effective October 1, 2018 on a prospective basis. The adoption did not have a material impact on our consolidated financial statements.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which contains amendments that clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. ASU 2017-01 amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. ASU 2017-01 provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The Company adopted the standard effective October 1, 2018 on a prospective basis. The adoption did not have an impact on our consolidated financial statements.
In October 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control, which alters how a decision maker needs to consider indirect interests in a variable interest entity held through an entity under common control and simplifies that analysis to require consideration of only an entity’s proportionate indirect interest in a VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, Consolidations (Topic 810): Amendments to the Consolidation Analysis, which was not effective for the Company in the current fiscal year. The Company adopted the standard effective October 1, 2018. The adoption did not have an impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Equity Transfers of Assets Other Than Inventory, which addresses improvement in accounting for income tax consequences of intra-equity transfers of assets other than inventory. This update requires that an entity recognize the income tax consequences of the intra-equity transfer of an asset other than inventory when the transfer occurs. The update eliminates the exception for an intra-equity transfer for assets other than inventory. The Company adopted the standard effective October 1, 2018 using the modified retrospective transaction approach. There were no cumulative effect adjustments as a result of implementation. The adoption did not have an impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in presentations and classification in the statement of cash flows. The eight specific cash flow issues addressed include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The Company adopted the standard effective October 1, 2018 using the retrospective transaction approach. The adoption did not have an impact on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments, in general, to be measured at fair value with changes in fair value recognized in earnings. It also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires entities to use the "exit price" notion when measuring fair value, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the measurement category and form on the balance sheet or accompanying notes, clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets, and simplifies the impairment assessment of equity investments without readily determinable fair values. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10), which clarified certain aspects of the guidance issued in ASU 2016-01. The Company adopted the standard and subsequent related ASU effective October 1, 2018. Disclosure requirements were adopted on a prospective basis and there were no cumulative effect adjustments as a result of implementation. The adoption did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which implements a more robust framework that clarifies the principles for recognizing revenue and gives greater consistency and comparability in revenue recognition practices. In the new framework, an entity recognizes revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. The new model requires the identification of performance obligations included in the contract with customers, a determination of the transaction price and an allocation of the price to those

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

performance obligations. The entity recognizes revenue when performance obligations are satisfied. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies guidance pertaining to the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU 2016-11 and 2016-12, which further clarify guidance and provide practical expedients related to the adoption of ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, which made technical corrections and improvements to the previous ASUs issued. The standard permits the use of either the retrospective or cumulative effect transition method. The standard, along with subsequent guidance from FASB, lists several items that are specifically out of scope for ASU 2014-09, including but not limited to core interest income, derivative instruments, investments, and loan origination fees. The Company adopted this standard and subsequent related ASUs October 1, 2018 using the modified retrospective method. Furthermore, the Company prospectively changed the presentation of direct expenses, including reward costs, associated with credit and debit card interchange income previously included in data processing and communication expense which are now netted against interchange income in service charges and other fees, which is included in noninterest income on the consolidated statements of income. Brokerage charges previously included in professional fees are now netted against wealth management fees, which is included in noninterest income on the consolidated statements of income. The net quantitative impact of these presentation changes decreased both revenue and expenses by $1.7 million for the three months ended December 31, 2018; however, these presentation changes did not have an impact on net income. Prior period balances have not been restated to reflect these presentation changes. There were no significant cumulative effect adjustments as a result of implementation as our current revenue recognition policies generally conform with the principals in ASC Topic 606. For additional information, see "Note 1. Nature of Operations and Summary of Significant Policies."
Accounting Standards Not Yet Adopted in Fiscal Year 2019
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes in the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Entities are also allowed to elect to early adopt the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until after their effective date. As ASU 2018-13 only revises disclosure requirements, the Company does not believe this ASU will not have a material impact on our consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which addresses timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires institutions to measure all expected credit losses related to financial assets measured at amortized costs with an expected loss model based on historical experience, current conditions and reasonable and supportable forecasts relevant to affect the collectability of the financial assets, which is referred to as the current expected credit loss (CECL) model. ASU 2016-13 requires enhanced disclosures, including qualitative and quantitative requirements, to help understand significant estimates and judgments used in estimating credit losses, as well as provide additional information about the amounts recorded in the financial statements. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments, Credit Losses, which which made technical corrections and improvements to the previous ASU issued. These ASUs will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The amendment requires the use of the modified retrospective approach for adoption. The Company continues to make progress on the implementation plan with focus on the identification and integrity of required data elements to make the necessary changes to our existing credit loss estimation process. The Company is currently evaluating the potential impact on our consolidated financial statements; however, since the magnitude of the anticipated change in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize the assets and liabilities arising from leases on the balance sheet and disclosing key information about leasing arrangements. Lessees will be required to recognize an obligation for future lease payments measured on a discounted basis and a related right-of-use asset. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, Revenue from Contracts with Customers. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which made technical corrections and improvements to the previous ASU issued. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which allows lessors to exclude sales tax from consideration of the contract through a policy election and clarifies treatment of certain lessor costs and variable payments for contracts with lease and nonlease components. These ASUs will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has a project team working on the implementation plan and is currently reviewing all existing lease agreements for which the amended guidance is to be applied, and is in the process of determining which practical expedients will be elected for transition. The Company expects to adopt the amended guidance in October 2019 and is currently evaluating the potential impact on our consolidated financial statements.
3. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of December 31, 2018
U.S. Treasury securities	$95,459	$311	$(470)	$95,300
Mortgage-backed securities:
Government National Mortgage Association	484,242	1,086	(13,150)	472,178
Federal Home Loan Mortgage Corporation	354,333	1,443	(4,010)	351,766
Federal National Mortgage Association	187,903	149	(3,688)	184,364
Small Business Assistance Program	366,143	661	(3,547)	363,257
States and political subdivision securities	65,452	32	(1,414)	64,070
Other	1,006	—	(25)	981
Total	$1,554,538	$3,682	$(26,304)	$1,531,916

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2018
U.S. Treasury securities	$168,394	$—	$(1,222)	$167,172
Mortgage-backed securities:
Government National Mortgage Association	442,458	35	(16,335)	426,158
Federal Home Loan Mortgage Corporation	297,380	—	(7,055)	290,325
Federal National Mortgage Association	188,192	—	(6,081)	182,111
Small Business Assistance Program	260,458	—	(9,345)	251,113
States and political subdivision securities	69,566	4	(1,795)	67,775
Other	1,006	—	(10)	996
Total	$1,427,454	$39	$(41,843)	$1,385,650

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and approximate fair value of debt securities available for sale as of December 31, 2018 and September 30, 2018, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalty.

	December 31, 2018		September 30, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$39,574	$39,291	$111,842	$111,221
Due after one year through five years	112,480	111,590	114,920	113,069
Due after five years through ten years	8,735	8,367	11,076	10,535
Due after ten years	122	122	122	122
	160,911	159,370	237,960	234,947
Mortgage-backed securities	1,392,621	1,371,565	1,188,488	1,149,707
Securities without contractual maturities	1,006	981	1,006	996
Total	$1,554,538	$1,531,916	$1,427,454	$1,385,650
Proceeds from sales of securities available for sale were $97.2 million and $0.2 million for the three months ended December 31, 2018 and 2017, respectively. No gross gains (pre-tax) were realized on the sales for the three months ended December 31, 2018 and 2017 using the specific identification method. Gross losses (pre-tax) of $0.5 million and $0.0 million were realized on the sales for the three months ended December 31, 2018 and 2017, respectively, using the specific identification method. The Company recognized no other-than-temporary impairment for the three months ended December 31, 2018 and 2017.
Securities with an estimated fair value of approximately $765.4 million and $787.4 million at December 31, 2018 and September 30, 2018, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required by contractual obligation or law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 72% and 98% of the Company’s investment portfolio at estimated fair value at December 31, 2018 and September 30, 2018, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more-likely-than-not the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired at December 31, 2018 or September 30, 2018.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of December 31, 2018
U.S. Treasury securities	$—	$—	$45,942	$(470)	$45,942	$(470)
Mortgage-backed securities	212,770	(1,244)	793,251	(23,151)	1,006,021	(24,395)
States and political subdivision securities	5,753	(35)	51,634	(1,379)	57,387	(1,414)
Other	981	(25)	—	—	981	(25)
Total	$219,504	$(1,304)	$890,827	$(25,000)	$1,110,331	$(26,304)

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2018
U.S. Treasury securities	$167,172	$(1,222)	$—	$—	$167,172	$(1,222)
Mortgage-backed securities	416,677	(8,427)	709,387	(30,389)	1,126,064	(38,816)
States and political subdivision securities	23,534	(250)	42,282	(1,545)	65,816	(1,795)
Other	996	(10)	—	—	996	(10)
Total	$608,379	$(9,909)	$751,669	$(31,934)	$1,360,048	$(41,843)
As of December 31, 2018 and September 30, 2018, the Company had 327 and 390 securities, respectively, in an unrealized loss position.
4. Loans
The following table presents the composition of loans as of December 31, 2018 and September 30, 2018.

	December 31,	September 30,
	2018	2018
	(dollars in thousands)
Commercial real estate	$4,910,301	$4,629,330
Agriculture	2,234,735	2,182,688
Commercial non-real estate	1,713,760	1,699,987
Residential real estate	845,262	837,569
Consumer	47,704	49,689
Other	44,130	46,487
Ending balance	9,795,892	9,445,750
Less: Unamortized discount on acquired loans	(16,673)	(18,283)
Unearned net deferred fees and costs and loans in process	(11,743)	(11,543)
Total	$9,767,476	$9,415,924
The loan segments above include loans covered by a FDIC loss sharing agreement totaling $39.6 million and $42.6 million as of December 31, 2018 and September 30, 2018, respectively, residential real estate loans held for sale totaling $4.6 million and $5.5 million at December 31, 2018 and September 30, 2018, respectively, and $845.3 million and $865.4 million of loans accounted for at fair value at December 31, 2018 and September 30, 2018, respectively.
Unearned net deferred fees and costs totaled $14.1 million and $13.0 million as of December 31, 2018 and September 30, 2018, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $(2.4) million and $(1.5) million at December 31, 2018 and September 30, 2018, respectively.
Loans guaranteed by agencies of the U.S. government totaled $165.3 million and $168.6 million at December 31, 2018 and September 30, 2018, respectively.
Principal balances of residential real estate loans sold totaled $53.9 million and $50.2 million for the three months ended December 31, 2018 and 2017, respectively.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s nonaccrual loans at December 31, 2018 and September 30, 2018, excluding ASC 310-30 loans. Loans greater than 90 days past due and still accruing interest as of December 31, 2018 and September 30, 2018, were $0.0 million and $0.2 million, respectively.

	December 31,	September 30,
	2018	2018
	(dollars in thousands)
Nonaccrual loans
Commercial real estate	$20,138	$22,871
Agriculture	107,456	107,198
Commercial non-real estate	5,487	6,887
Residential real estate	3,230	3,549
Consumer	149	61
Total	$136,460	$140,566
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
The following table presents the composition of the loan portfolio by internally assigned grade as of December 31, 2018 and September 30, 2018. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $845.3 million at December 31, 2018 and $865.4 million at September 30, 2018.

As of December 31, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate ¹	Consumer ¹	Other	Total
	(dollars in thousands)
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$4,402,459	$1,680,216	$1,425,431	$791,093	$47,019	$44,130	$8,390,348
Watchlist	49,439	221,762	20,961	3,878	216	—	296,256
Substandard	36,578	142,592	20,367	6,454	269	—	206,260
Doubtful	63	1	1,199	121	—	—	1,384
Loss	—	—	—	—	—	—	—
Ending balance	4,488,539	2,044,571	1,467,958	801,546	47,504	44,130	8,894,248
Loans covered by a FDIC loss sharing agreement	—	—	—	39,626	—	—	39,626
Total	$4,488,539	$2,044,571	$1,467,958	$841,172	$47,504	$44,130	$8,933,874
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

Past Due Loans
The following table presents the Company’s past due loans at December 31, 2018 and September 30, 2018. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $845.3 million at December 31, 2018 and $865.4 million at September 30, 2018.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
	(dollars in thousands)
As of December 31, 2018
Commercial real estate	$495	$554	$6,734	$7,783	$4,480,756	$4,488,539
Agriculture	1,186	1,498	59,003	61,687	1,982,884	2,044,571
Commercial non-real estate	1,777	168	3,160	5,105	1,462,853	1,467,958
Residential real estate	2,387	831	1,522	4,740	796,806	801,546
Consumer	67	43	111	221	47,283	47,504
Other	—	—	—	—	44,130	44,130
Ending balance	5,912	3,094	70,530	79,536	8,814,712	8,894,248
Loans covered by a FDIC loss sharing agreement	1,641	284	313	2,238	37,388	39,626
Total	$7,553	$3,378	$70,843	$81,774	$8,852,100	$8,933,874

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
	(dollars in thousands)
As of September 30, 2018
Commercial real estate	$920	$551	$9,135	$10,606	$4,192,135	$4,202,741
Agriculture	1,243	2,042	51,579	54,864	1,932,026	1,986,890
Commercial non-real estate	551	16	4,068	4,635	1,438,680	1,443,315
Residential real estate	913	200	1,747	2,860	787,701	790,561
Consumer	83	47	1	131	49,329	49,460
Other	—	—	—	—	46,487	46,487
Ending balance	3,710	2,856	66,530	73,096	8,446,358	8,519,454
Loans covered by a FDIC loss sharing agreement	30	233	471	734	41,893	42,627
Total	$3,740	$3,089	$67,001	$73,830	$8,488,251	$8,562,081

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans
The following table presents the Company’s impaired loans. This table excludes purchased credit impaired loans and loans measured at fair value with changes in fair value reported in earnings of $845.3 million at December 31, 2018 and $865.4 million at September 30, 2018.

	December 31, 2018			September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)
Impaired loans:
With an allowance recorded:
Commercial real estate	$20,599	$20,643	$2,436	$25,136	$25,223	$3,668
Agriculture	67,549	85,860	12,872	60,053	76,874	9,590
Commercial non-real estate	13,383	16,164	2,498	14,177	17,241	4,508
Residential real estate	3,603	4,213	2,042	4,509	5,153	2,210
Consumer	265	270	154	160	165	61
Total impaired loans with an allowance recorded	105,399	127,150	20,002	104,035	124,656	20,037
With no allowance recorded:
Commercial real estate	15,698	55,645	—	15,764	58,141	—
Agriculture	74,997	78,213	—	77,172	80,355	—
Commercial non-real estate	8,845	17,991	—	8,905	18,047	—
Residential real estate	3,213	5,642	—	2,177	4,574	—
Consumer	—	116	—	1	118	—
Total impaired loans with no allowance recorded	102,753	157,607	—	104,019	161,235	—
Total impaired loans	$208,152	$284,757	$20,002	$208,054	$285,891	$20,037
The following table presents the average recorded investment on impaired loans and interest income recognized on impaired loans for the three months ended December 31, 2018 and 2017.

	Three Months Ended
	December 31, 2018		December 31, 2017
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(dollars in thousands)
Commercial real estate	$38,599	$352	$54,379	$1,576
Agriculture	139,885	999	123,832	982
Commercial non-real estate	22,655	366	31,888	451
Residential real estate	6,751	89	7,767	165
Consumer	213	5	269	4
Total	$208,103	$1,811	$218,135	$3,178
Valuation adjustments made to repossessed properties totaled $1.8 million and $0.0 million for the three months ended December 31, 2018 and 2017, respectively. The adjustments are included in net loss recognized on repossessed property and other related expenses in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are TDRs that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan and lease losses for TDRs were $9.9 million and $9.2 million at December 31, 2018 and September 30, 2018, respectively. There were $0.6 million of commitments to lend additional funds to borrowers whose loans were modified in a TDR as of December 31, 2018 and $0.3 million commitments to lend additional funds to borrowers whose loans were modified in a TDR as of September 30, 2018.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the recorded value of the Company’s TDR balances as of December 31, 2018 and September 30, 2018.

	December 31, 2018		September 30, 2018
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Commercial real estate	$2,033	$3,080	$2,649	$2,616
Agriculture	11,097	73,358	13,248	73,741
Commercial non-real estate	2,581	641	3,420	656
Residential real estate	356	133	389	143
Consumer	98	67	77	—
Total	$16,165	$77,279	$19,783	$77,156
TDRs are generally restructured through either a rate modification, term extension, payment modification or due to a bankruptcy. During the three months ended December 31, 2018, there was one accruing consumer loan that was restructured with a pre-modification recorded investment of $0.1 million and a post-modification recorded investment of $0.1 million. There were no accruing loans that were restructured during the three months ended December 31, 2017. There were no nonaccruing loans that were restructured during the three months ended December 31, 2018 and 2017.
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default for the three months ended December 31, 2018 and 2017, respectively.

	Three Months Ended December 31,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate	—	$—	1	$3,230
Agriculture	1	633	—	—
Commercial non-real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	1	67	—	—
Total	2	$700	1	$3,230
For purposes of the table above, a loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. There were $0.0 million and $0.5 million for the three months ended December 31, 2018 and 2017, respectively, of loans removed from TDR status as they were restructured at market terms and are performing.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
The following tables present the Company’s allowance for loan and lease losses roll forward for the three months ended December 31, 2018 and 2017.

Three Months Ended December 31, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2018	$16,777	$28,121	$13,610	$4,749	$257	$1,026	$64,540
Charge-offs	(871)	(1,261)	(1,361)	(332)	(249)	(145)	(4,219)
Recoveries	97	158	123	162	85	32	657
Provision	787	4,767	(279)	(25)	337	13	5,600
(Improvement) impairment of ASC 310-30 loans	(442)	—	—	57	—	—	(385)
Ending balance December 31, 2018	$16,348	$31,785	$12,093	$4,611	$430	$926	$66,193

Three Months Ended December 31, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2017	$16,941	$25,757	$14,114	$5,347	$329	$1,015	$63,503
Charge-offs	(329)	(2,198)	(1,239)	(255)	(54)	(534)	(4,609)
Recoveries	148	47	121	90	22	144	572
Provision	(755)	1,144	3,438	330	10	437	4,604
(Improvement) of ASC 310-30 loans	(10)	—	—	(37)	—	—	(47)
Ending balance December 31, 2017	$15,995	$24,750	$16,434	$5,475	$307	$1,062	$64,023
The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance as of December 31, 2018 and September 30, 2018. These tables are presented net of unamortized discount on acquired loans and excludes loans of $845.3 million measured at fair value, loans held for sale of $4.6 million, and guaranteed loans of $154.2 million for December 31, 2018 and loans measured at fair value of $865.4 million, loans held for sale of $5.5 million, and guaranteed loans of $160.3 million for September 30, 2018.

As of December 31, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$2,436	$12,872	$2,498	$2,042	$154	$—	$20,002
Collectively evaluated for impairment	13,675	18,648	9,595	2,251	276	926	45,371
ASC 310-30 loans	237	265	—	318	—	—	820
Total allowance	$16,348	$31,785	$12,093	$4,611	$430	$926	$66,193
Financing Receivables
Individually evaluated for impairment	$36,297	$142,546	$22,228	$6,816	$265	$—	$208,152
Collectively evaluated for impairment	4,346,231	1,877,211	1,392,746	791,490	46,697	44,130	8,498,505
ASC 310-30 loans	27,195	2,876	381	37,502	542	—	68,496
Loans Outstanding	$4,409,723	$2,022,633	$1,415,355	$835,808	$47,504	$44,130	$8,775,153

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,668	$9,590	$4,508	$2,210	$61	$—	$20,037
Collectively evaluated for impairment	12,430	18,266	9,102	2,277	196	1,026	43,297
ASC 310-30 loans	679	265	—	262	—	—	1,206
Total allowance	$16,777	$28,121	$13,610	$4,749	$257	$1,026	$64,540
Financing Receivables
Individually evaluated for impairment	$40,900	$137,225	$23,082	$6,686	$161	$—	$208,054
Collectively evaluated for impairment	4,053,712	1,823,947	1,364,511	780,047	48,711	46,487	8,117,415
ASC 310-30 loans	27,001	2,815	416	40,025	588	—	70,845
Loans Outstanding	$4,121,613	$1,963,987	$1,388,009	$826,758	$49,460	$46,487	$8,396,314
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
The ALLL for ASC 310-30 loans totaled $0.8 million at December 31, 2018, compared to $1.2 million at September 30, 2018. For the three months ended December 31, 2018 and 2017, loan pools accounted for under ASC 310-30 had a net reversal of provision of $0.4 million and $0.1 million, respectively. The net reversal of provision for the three months ended December 31, 2018 was a result of accretion resuming on individually accounted for loan previously on cost recovery while the net reversal of provision for the three months ended December 31, 2017 was driven by an overall increase in expected cash flows.
The reserve for unfunded loan commitments was $0.5 million at both December 31, 2018 and September 30, 2018 and is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
6. Accounting for Certain Loans Acquired with Deteriorated Credit Quality
In June 2010 and May 2016, the Company acquired certain loans in the TierOne Bank and HF Financial transactions, respectively, that had deteriorated credit quality known as ASC 310-30 loans or purchased credit impaired loans. Several factors were considered when evaluating whether a loan was considered a purchased credit impaired loan, including the delinquency status of the loan, updated borrower credit status, geographic information and updated loan-to-values ("LTV"). Further, these purchased credit impaired loans had differences between contractual amounts owed and cash flows expected to be collected, that were at least in part, due to credit quality. U.S. GAAP allows purchasers to aggregate purchased credit impaired loans acquired in the same fiscal quarter in one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands)
Balance at beginning of period	$34,973	$44,131
Accretion	(2,155)	(3,381)
Reclassification from nonaccretable difference	2,675	1,168
Balance at end of period	$35,493	$41,918
The reclassifications from nonaccretable difference noted in the table above represent instances where specific pools of loans are expected to perform better over the remaining lives of the loans than expected at the prior re-assessment date.
The following table provides purchased credit impaired loans at December 31, 2018 and September 30, 2018.

	December 31, 2018			September 30, 2018
	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³
	(dollars in thousands)
Commercial real estate	$100,093	$27,195	$26,958	$100,761	$27,001	$26,322
Agriculture	4,764	2,876	2,611	4,841	2,815	2,551
Commercial non-real estate	7,423	381	381	7,475	416	416
Residential real estate	43,790	37,502	37,184	46,646	40,025	39,763
Consumer	602	542	542	656	588	588
Total lending	$156,672	$68,496	$67,676	$160,379	$70,845	$69,640
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
The following table represents a summary of the activity related to the FDIC indemnification asset for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands)
Balance at beginning of period	$2,502	$5,704
Amortization	(493)	(1,018)
Changes in expected reimbursements from FDIC for changes in expected credit losses	—	(18)
Changes in reimbursable expenses	(25)	(206)
(Reimbursements) payments of covered losses (from) to the FDIC	(34)	230
Balance at end of period	$1,950	$4,692
The loss claims filed are subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreement. The non-commercial loss share agreement ends June 4, 2020.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

8. Derivative Financial Instruments
The Company uses interest rate swaps to manage its interest rate risk and market risk in accommodating the needs of its customers. The Company recognizes all derivatives on the consolidated balance sheet at fair value in either other assets or accrued expenses and other liabilities as appropriate. The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by the Company as of December 31, 2018 and September 30, 2018.

	December 31, 2018			September 30, 2018
	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps
Financial institution counterparties	$1,160,155	$10,425	$(7,262)	$1,082,630	$22,696	$(2,231)
Customer counterparties	337,489	10,720	(565)	217,066	1,533	(2,160)
Mortgage loan commitments	19,953	12	—	22,195	—	(28)
Mortgage loan forward sale contracts	23,632	—	(12)	27,408	28	—
Total	$1,541,229	$21,157	$(7,839)	$1,349,299	$24,257	$(4,419)
Netting of Derivatives
The Company records the derivatives on a net basis when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement. When bilateral netting agreements or similar agreements exist between the Company and its counterparties that create a single legal claim or obligation to pay or receive the net amount in settlement of the individual derivative contracts, the Company reports derivative assets and liabilities on a net by derivative contract by counterparty basis. The following tables provide information on the Company's netting adjustments as of December 31, 2018 and September 30, 2018.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
As of December 31, 2018
Total Derivative Assets	$21,157	$(7,262)	$(238)	$13,657
Total Derivative Liabilities ¹	$(7,839)	$7,262	$—	$(577)
[1] There was an additional $8.8 million of collateral held for initial margin with our Futures Clearing Merchant for clearing derivatives at December 31, 2018 and is included in other assets in the consolidated balance sheets.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
As of September 30, 2018
Total Derivative Assets	$24,257	$(2,231)	$(20,115)	$1,911
Total Derivative Liabilities ¹	(4,419)	2,231	—	(2,188)
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Beginning in the second quarter of fiscal year 2018, the Company entered into RPAs with some of its derivative counterparties to assume the credit exposure related to interest rate derivative contracts. The Company's loan customer enters into an interest rate swap directly with a derivative counterparty and the Company agrees through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $46.6 million and $37.4 million as of December 31, 2018 and September 30, 2018, respectively. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be $3.5 million and $0.4 million at December 31, 2018 and September 30, 2018, respectively, based on the fair value of the underlying swaps.
The effect of derivatives on the consolidated statements of income for the three months ended December 31, 2018 and 2017 was as follows.

		Amount of Gain (Loss) Recognized in Statements of Income
		Three Months Ended December 31,
	Location of (Loss) Gain Recognized in Consolidated Statements of Income	2018	2017
		(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Net realized and unrealized (loss) gain on derivatives	$(18,317)	$7,227
Mortgage loan commitments	Net realized and unrealized (loss) gain on derivatives	12	1
Mortgage loan forward sale contracts	Net realized and unrealized (loss) gain on derivatives	(12)	(1)
9. The Fair Value Option for Certain Loans
The Company has elected to measure certain long-term loans at fair value to assist in managing the interest rate risk for longer-term loans. This fair value option was elected upon the origination of these loans. Interest income is recognized in the same manner as interest on non-fair value loans.
See Note 16 for additional disclosures regarding the fair value of the fair value option loans.
Long-term loans for which the fair value option has been elected had a net unfavorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $14.5 million at December 31, 2018 and a net unfavorable difference of approximately $34.8 million at September 30, 2018. The total unpaid principal balance of these long-term loans was approximately $859.8 million and $900.2 million at December 31, 2018 and September 30, 2018, respectively. The fair value of these loans is included in total loans in the consolidated balance sheets and are grouped with commercial real estate, agricultural and commercial non-real estate loans in Note 4. As of December 31, 2018 and September 30, 2018, there were loans with a fair value of $28.4 million and $30.9 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $33.5 million and $34.7 million, respectively.
Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported within the consolidated statements of income are as follows for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2018		2017
	Noninterest Income (Loss)	Total Changes in Fair Value	Noninterest Income (Loss)	Total Changes in Fair Value
	(dollars in thousands)
Long-term loans	$19,216	$19,216	$(8,665)	$(8,665)
For long-term loans, $1.2 million and $1.0 million for the three months ended December 31, 2018 and 2017, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

10. Core Deposits and Other Intangibles
The following table presents a summary of intangible assets subject to amortization as of December 31, 2018 and September 30, 2018.

	Core Deposit Intangible	Brand Intangible	Other Intangible	Total
	(dollars in thousands)
As of December 31, 2018
Gross carrying amount	$7,339	$8,464	$538	$16,341
Accumulated amortization	(2,847)	(5,969)	(207)	(9,023)
Net intangible assets	$4,492	$2,495	$331	$7,318
As of September 30, 2018
Gross carrying amount	$7,339	$8,464	$538	$16,341
Accumulated amortization	(2,610)	(5,828)	(191)	(8,629)
Net intangible assets	$4,729	$2,636	$347	$7,712
Amortization expense of intangible assets was $0.4 million for both of the three months ended December 31, 2018 and 2017.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2019	$1,144
2020	1,430
2021	1,334
2022	1,249
2023	967
2024 and thereafter	1,194
Total	$7,318
11. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $105.7 million and $109.9 million and fair value of approximately $102.1 million and $104.6 million at December 31, 2018 and September 30, 2018, respectively. In most cases, in alignment with the repurchase agreements in place with our customers, the Company over-collateralizes the agreements at 102% of total funds borrowed to protect the purchaser from changes in market value. Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered.
The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at December 31, 2018 and September 30, 2018.

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	56,649	—	—	—	56,649
Total repurchase agreements	$56,649	$—	$—	$—	$56,649

	September 30, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	90,907	—	—	—	90,907
Total repurchase agreements	$90,907	$—	$—	$—	$90,907

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

12. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at December 31, 2018 and September 30, 2018.

	December 31,	September 30,
	2018	2018
	(dollars in thousands)
Short-term borrowings:
FHLB fed funds advance, interest rate of 2.63% and matured in January 2019	315,000	100,000
Long-term borrowings:
Notes payable to FHLB, interest rates from 2.80% to 3.66% and maturity dates from March 2020 to July 2023, collateralized by real estate loans, with various call dates at the option of the FHLB	95,000	175,000
Total	$410,000	$275,000
As of December 31, 2018 and September 30, 2018, the Company had a borrowing capacity of $1.64 billion and $1.59 billion, respectively, with the FRB Discount Window. Principal balances of loans pledged to FRB Discount Window to collateralize the borrowing totaled $1.97 billion at December 31, 2018 and $1.89 billion at September 30, 2018. The Company has secured this line for contingency funding.
As of December 31, 2018 and September 30, 2018, based on its collateral pledged, the additional borrowing capacity of the Company with the FHLB was $2.31 billion and $1.82 billion, respectively.
Principal balances of loans pledged to the FHLB to collateralize notes payable totaled $4.03 billion and $3.95 billion at December 31, 2018 and September 30, 2018, respectively. The Company purchased letters of credit from the FHLB to pledge as collateral on public deposits. The amount outstanding was $250.0 million and $150.0 million at December 31, 2018 and September 30, 2018, respectively.
As of December 31, 2018, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2019	$315,000
2020	70,000
2021	—
2022	—
2023	25,000
2024 and thereafter	—
Total	$410,000
13. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has seven trusts which were created or assumed as part of prior acquisitions that as of December 31, 2018 have issued and outstanding in the aggregate 73,400 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities"). These seven trusts were established and exist for the sole purpose of issuing Preferred Securities and investing the proceeds in junior subordinated deferrable interest debentures ("Debentures") issued by the Company. The Debentures constitute the sole assets of the seven trusts. The Preferred Securities provide for cumulative cash distributions calculated at a rate based on three month LIBOR plus a range from 1.48% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock, but not beyond the respective maturity date. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for all seven Preferred Securities as the call option date has passed. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's common and preferred stock. The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

For regulatory purposes, the Debentures qualify as elements of capital. As of December 31, 2018 and September 30, 2018, $73.6 million of Debentures, net of fair value adjustment, were eligible for treatment as Tier 1 capital.
Relating to the trusts, the Company held as assets $2.5 million in common shares at December 31, 2018 and September 30, 2018, which are included in other assets on the consolidated balance sheets.
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under Capital Rules in effect at December 31, 2018, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, which commenced on February 15, 2016 until August 15, 2020, or the date of earlier redemption, and then from August 15, 2020 to the stated maturity date or earlier redemption, the notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. Unamortized debt issuance costs related to these notes, which are included in Subordinated Debentures and Subordinated Notes Payable, totaled $0.1 million at December 31, 2018 and September 30, 2018. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.
Subordinated debentures and subordinated notes payable are summarized as follows.

	December 31, 2018		September 30, 2018
	Amount Outstanding	Common Shares Held in Other Assets	Amount Outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to non-consolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	5,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	75,920	$2,520
Less: fair value adjustment ¹	(2,293)		(2,317)
Total junior subordinated debentures payable, net of fair value adjustment	73,627		73,603
Subordinated notes payable
Fixed to floating rate, 4.875% per annum	35,000		35,000
Less: unamortized debt issuance costs	(117)		(135)
Total subordinated notes payable	34,883		34,865
Total subordinated debentures and subordinated notes payable	$108,510		$108,468
[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.
14. Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan ("401(k) Plan"). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $1.8 million for each of the three months ended December 31, 2018 and 2017.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

15. Stock-Based Compensation
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
Stock compensation is recognized based on the number of awards to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of income. Stock compensation expense was $1.7 million and $1.5 million for the three months ended December 31, 2018 and 2017, respectively. Related income tax benefits recognized were $0.4 million and $0.5 million for the three months ended December 31, 2018 and 2017, respectively.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of December 31, 2018 and September 30, 2018. The number of performance shares granted in the following table are reflected at the amount of achievement of the pre-established targets.

	December 31, 2018		September 30, 2018
	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted Shares
Restricted shares, beginning of fiscal year	163,287	$37.86	180,337	$33.06
Granted	105,498	37.32	89,376	41.07
Vested	(74,242)	38.65	(97,682)	32.11
Forfeited	(474)	40.31	(8,744)	35.99
Canceled	—	—	—	—
Restricted shares, end of period	194,069	$37.26	163,287	$37.86

Vested, but not issuable at end of period	50,770	$33.88	39,514	$32.90

Performance Shares
Performance shares, beginning of fiscal year	175,196	$36.29	133,604	$33.39
Granted	69,171	28.87	53,682	29.52
Vested	(59,803)	30.78	(7,017)	18.00
Forfeited	(93)	37.72	(5,073)	37.75
Canceled	—	—	—	—
Performance shares, end of period	184,471	$38.47	175,196	$36.29

Vested, but not issuable at end of period	5,612	$18.00	5,612	$18.00
As of December 31, 2018, there was $10.2 million of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a period of 2.9 years. The fair value of the vested, but not issued stock awards was $1.8 million and $1.9 million at December 31, 2018 and September 30, 2018, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

16. Fair Value Measurements
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
Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and classified as Level 2 securities. Level 2 securities include mortgage-backed, states and political subdivisions, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 securities were immaterial at December 31, 2018 and September 30, 2018.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and September 30, 2018.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of December 31, 2018
U.S. Treasury securities	$95,300	$95,300	$—	$—
Mortgage-backed securities	1,371,565	—	1,371,565	—
States and political subdivision securities	64,070	—	63,109	961
Other	981	—	981	—
Total securities available for sale	$1,531,916	$95,300	$1,435,655	$961
Derivatives-assets	$13,657	$—	$13,657	$—
Derivatives-liabilities	577	—	577	—
Fair value loans	845,345	—	845,345	—
Loan servicing rights	2,862	—	—	2,862
As of September 30, 2018
U.S. Treasury securities	$167,172	$167,172	$—	$—
Mortgage-backed securities	1,149,707	—	1,149,707	—
States and political subdivision securities	67,775	—	66,805	970
Other	996	—	996	—
Total securities available for sale	$1,385,650	$167,172	$1,217,508	$970
Derivatives-assets	$1,911	$—	$1,911	$—
Derivatives-liabilities	2,188	—	2,188	—
Fair value loans	865,386	—	865,386	—
Loan servicing rights	3,087	—	—	3,087
The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands)
Other securities available for sale
Balance, beginning of period	$970	$1,069
Principal paydown	(9)	(104)
Balance, end of period	$961	$965
Loan servicing rights
Balance, beginning of period	$3,087	$4,074
Realized and unrealized loss ¹	(225)	(275)
Balance, end of period	$2,862	$3,799
[1] Realized and unrealized loss related to loan servicing rights are reported as a component of mortgage banking income, net on the consolidated statements of income.
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
The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and September 30, 2018.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of December 31, 2018
Other repossessed property	$16,363	$—	$—	$16,363
Impaired loans	188,150	—	—	188,150
Loans held for sale, at lower of cost or fair value	4,567	—	4,567	—
Property held for sale	1,102	—	—	1,102
As of September 30, 2018
Other repossessed property	$22,225	$—	$—	$22,225
Impaired loans	188,017	—	—	188,017
Loans held for sale, at lower of cost or fair value	5,456	—	5,456	—
Property held for sale	1,104	—	—	1,104
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at December 31, 2018 were as follows.

	Fair Value of Assets / (Liabilities) at December 31, 2018	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other repossessed property	$16,363	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	188,150	Appraisal value	Property specific adjustment	N/A	N/A
Property held for sale	1,102	Appraisal value	Property specific adjustment	N/A	N/A

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Disclosures about Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of as of December 31, 2018 and September 30, 2018. Significant assets and liabilities that are not considered financial instruments include premises and equipment, deferred income taxes, goodwill, and core deposit and other intangibles. Additionally, in accordance with the disclosure guideline, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for on-balance sheet instruments as of December 31, 2018 and September 30, 2018 are as follows.

		December 31, 2018		September 30, 2018
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$276,760	$276,760	$298,696	$298,696
Loans, net, excluding fair valued loans, loans held for sale and impaired loans ¹	Level 3	8,729,414	8,773,300	8,357,065	8,231,829
Liabilities
Time deposits	Level 2	2,015,534	2,012,942	1,847,078	1,848,550
FHLB advances and other borrowings	Level 2	410,000	411,223	275,000	275,797
Securities sold under repurchase agreements	Level 2	56,649	56,649	90,907	90,907
Subordinated debentures and subordinated notes payable	Level 2	108,510	100,665	108,468	107,841
[1] Includes $14.1 million and $13.0 million of net deferred loan fees at December 31, 2018 and September 30, 2018, respectively, of which carrying value approximates fair value.
17. Earnings per Share
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
The following information was used in the computation of basic and diluted earnings per share (EPS) for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands, except per share data)
Net income	$45,786	$29,230

Weighted average common shares outstanding	57,974,858	58,902,629
Dilutive effect of stock based compensation	64,434	185,100
Weighted average common shares outstanding for diluted earnings per share calculation	58,039,292	59,087,729

Basic earnings per share	$0.79	$0.50
Diluted earnings per share	$0.79	$0.49
The Company had no shares of unvested performance stock as of December 31, 2018 and 2017, which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 106,465 and 0 shares of anti-dilutive stock awards outstanding as of December 31, 2018 and 2017, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The historical consolidated financial data discussed below reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, previously filed with the SEC. In addition to historical financial data, this discussion includes certain forward-looking statements regarding events and trends that may affect our future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. See "Cautionary Note Regarding Forward-Looking Statements." For a more complete discussion of the factors that could affect our future results, see "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
Any discrepancies included in this filing between totals and the sums of percentages and dollar amounts presented, or between rounded dollar amounts, are due to rounding.
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal three months ended December 31, 2018 and references to "the comparable period" or "the comparable quarter" refer to the fiscal three months ended December 31, 2017.
Tax Equivalent Presentation
All references to net interest income, net interest margin, interest income on non-ASC 310-30 loans, yield on non-ASC 310-30 loans and the related non-GAAP adjusted measure of each item are presented on a FTE basis unless otherwise noted. In fiscal year 2018, the Tax Reform Act reduced the federal tax rate for corporations from 35% to 21%. Because of the Company's September 30 fiscal year end, a blended statutory rate of 24.5% was applied to all FTE non-GAAP adjusted measures for fiscal year 2018 and a fully phased in statutory federal tax rate of 21% was applied to all FTE non-GAAP adjusted measures beginning in fiscal year 2019.
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
Highlights for the Three Months Ended December 31, 2018
Net income was $45.8 million, or $0.79 per diluted share, for the first three months of fiscal year 2019, compared to $29.2 million, or $0.49 per diluted share, for the first three months of fiscal year 2018, an increase of $16.6 million, or 56.6%. Adjusted net income, which excludes the effect of the deferred taxes revaluation triggered by the Tax Cuts and Jobs Act of 2017, was $45.8 million, or $0.79 per diluted share, compared to $42.8 million, or $0.72 per diluted share, respectively, for the same periods, an increase of $3.0 million, or 6.9%. Compared to the first three months of fiscal year 2018, total revenue (non-FTE) for the current period grew by 3.7%, provision for loan and lease losses were higher by 14.4% and noninterest expenses grew by 4.1%. Total revenue (non-FTE) is the sum of net interest income (non-FTE) and noninterest income. Our efficiency ratio was 46.1% for the three months ended December 31, 2018, an increase from 45.8% for the three months ended December 31, 2017. For more information on our adjusted net income and efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest bearing liabilities, was 3.81%, 3.79% and 3.89%, respectively, for the three months ended December 31, 2018, September 30, 2018 and December 31, 2017. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.81%, 3.77% and 3.80%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin decreased by 8 basis points compared to the same period in fiscal year 2018, while adjusted net interest margin increased by 1 basis point for the same comparable period. Net interest margin decreased between the two periods primarily due to a 47 basis point increase in the cost of interest-bearing deposits, partially offset by the yield on loans, which increased by 32 basis points, and higher average loan balances. A $2.5 million reduction in the current three month period of the cost of interest rate swaps compared to the same period in fiscal year 2018 is the primary driver of the increase in adjusted net interest margin compared to the decrease net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Total loans were $9.77 billion at December 31, 2018 compared to $9.42 billion at September 30, 2018, an increase of $351.6 million, or 3.7%. The net growth occurred predominately in the CRE category of the loan portfolio, which grew $281.0 million, mainly across the non-owner occupied and multifamily residential segments, and the agriculture category of the loan portfolio, which grew $52.0 million, of which approximately $30.0 million reflects the seasonal draws that are expected to be repaid in the second quarter of fiscal year 2019.
Deposits were $10.11 billion at December 31, 2018, an increase of $379.7 million, or 3.9%, compared to $9.73 billion at September 30, 2018. The growth was primarily driven by growth in interest-bearing demand deposits, which increased $174.1 million, or 2.9%, and time deposits, which increased $168.5 million, or 9.1%.
At December 31, 2018, loans graded "Watch" were $321.6 million, a decrease of $21.7 million, or 6.3%, compared to September 30, 2018 while loans graded "Substandard" were $252.5 million, a decrease of $0.1 million, or 0.1%, over the same period. Nonaccrual loans, including ASC 310-30 loans, were $138.9 million as of December 31, 2018. Total nonaccrual loans decreased by $4.3 million compared to September 30, 2018. Total other repossessed property balances were $22.2 million as of December 31, 2018, a decrease of $0.9 million, or 3.7%, compared to September 30, 2018.
Provision for loan and lease losses was $5.2 million for the first three months of fiscal year 2019, compared to $4.6 million for the same period of fiscal year 2018. Net charge-offs for the first three months of fiscal year 2019 were $3.6 million, or 0.15% of average total loans on an annualized basis, with the majority of net charge-offs concentrated in the agricultural and commercial non-real estate categories of the loan portfolio. For the comparable period in fiscal year 2018, net charge-offs were $4.0 million, or 0.18% of average total loans on an annualized basis. The ratio of ALLL to total loans was 0.68% at December 31, 2018 compared to 0.69% at September 30, 2018. The balance of the ALLL increased to $66.2 million at December 31, 2018 from $64.5 million at September 30, 2018.
Tier 1 capital, total capital and Tier 1 leverage ratios were 11.1%, 12.1% and 10.1%, respectively, at December 31, 2018, compared to 12.0%, 13.0% and 10.7%, respectively, at September 30, 2018. In addition, our Common Equity Tier 1 ratio was 10.4% and 11.3% at December 31, 2018 and September 30, 2018, respectively. Our tangible common equity to tangible assets ratio was 9.0% at December 31, 2018 and 9.6% at September 30, 2018. All regulatory capital ratios remain above regulatory minimums to be considered "well capitalized". During the first quarter, $74.6 million was deployed to repurchase and retire approximately 2.1 million shares of the Company's common stock under the repurchase program authorized by the Board of Directors at an average price of $35.94. For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Key Factors Affecting Our Business and Financial Performance
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, our financial performance is impacted by a number of external factors outside our control, as well as our ability to execute on the key components of our strategy for continued success and future growth. There have been no material changes to these factors or key components of our strategy except as otherwise supplemented within this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018.

Results of Operations—Three Months Ended December 31, 2018 and 2017
Overview
The following table highlights certain key financial and performance information for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest income (FTE)	$133,551	$116,519
Interest expense	27,167	14,332
Noninterest income	16,720	16,674
Noninterest expense	57,106	54,868
Provision for loan and lease losses	5,215	4,557
Net income	45,786	29,230
Adjusted net income ¹	45,786	42,816
Common shares outstanding	56,938,435	58,896,189
Weighted average diluted common shares outstanding	58,039,292	59,087,729
Earnings per common share - diluted	$0.79	$0.49
Adjusted earnings per common share - diluted ¹	0.79	0.72
Performance Ratios:
Net interest margin (FTE) ¹ ²	3.81%	3.89%
Adjusted net interest margin (FTE) ¹ ²	3.81%	3.80%
Return on average total assets ²	1.48%	1.00%
Return on average common equity ²	10.0%	6.6%
Return on average tangible common equity ¹ ²	17.1%	11.6%
Efficiency ratio ¹	46.1%	45.8%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

[2] Annualized for all partial-year periods.
Net Interest Income
The following table presents net interest income, net interest margin and adjusted net interest margin for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands)
Net interest income:
Total interest income (FTE)	$133,551	$116,519
Less: Total interest expense	27,167	14,332
Net interest income (FTE)	$106,384	$102,187
Net interest margin (FTE) and adjusted net interest margin (FTE) ¹
Average interest-earning assets	11,086,800	10,412,882
Average interest-bearing liabilities	10,382,172	9,751,936
Net interest margin (FTE)	3.81%	3.89%
Adjusted net interest margin (FTE) ¹	3.81%	3.80%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net interest income was $106.4 million for the first three months of fiscal year 2019, compared to $102.2 million for the same period in fiscal year 2018, an increase of $4.2 million, or 4.1%. The increase in net interest income was primarily attributable to higher loan interest income driven by 6.4% of growth in average loans outstanding between the periods combined with higher yields on loans and investments, partially offset by higher interest expense associated with interest-bearing deposits and borrowings.

Net interest margin was 3.81% and 3.89% for the first three months of fiscal years 2019 and 2018, respectively, a decrease of 8 basis points, while adjusted net interest margin was 3.81% and 3.80%, respectively, an increase of 1 basis point. The decrease in net interest margin for the three month period was primarily due to a 47 basis point increase in the cost of interest-bearing deposits, partially offset by the yield on loans, which increased by 32 basis points, and higher average loan balances. A $2.5 million reduction in the cost of interest rate swaps between the three month comparable periods is the primary driver of the increase in adjusted net interest margin compared to the decrease net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The following tables present the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three month periods, respectively. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $749.8 million at December 31, 2018 and $735.7 million at December 31, 2017, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected in the following table has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. ASC 310-30 loans represent loans accounted for in accordance with ASC 310-30, Accounting for Purchased Loans, that were credit impaired at the time we acquired them. Non-ASC 310-30 loans represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	Three Months Ended
	December 31, 2018			December 31, 2017
	Average Balance	Interest (FTE)	Yield / Cost ¹	Average Balance	Interest (FTE)	Yield / Cost ¹
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$91,780	$541	2.34%	$65,935	$231	1.39%
Investment securities	1,491,285	9,189	2.44%	1,416,179	7,043	1.97%
Non-ASC 310-30 loans, net ²	9,435,901	121,851	5.12%	8,840,929	106,500	4.78%
ASC 310-30 loans, net	67,834	1,970	11.52%	89,839	2,745	12.12%
Loans, net	9,503,735	123,821	5.17%	8,930,768	109,245	4.85%
Total interest-earning assets	11,086,800	133,551	4.78%	10,412,882	116,519	4.44%
Noninterest-earning assets	1,186,821			1,176,658
Total assets	$12,273,621	$133,551	4.32%	$11,589,540	$116,519	3.99%
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,865,295			$1,844,490
Interest-bearing deposits	6,148,755	$15,736	1.02%	5,887,195	$8,291	0.56%
Time deposits	1,937,295	8,058	1.65%	1,267,300	2,707	0.85%
Total deposits	9,951,345	23,794	0.95%	8,998,985	10,998	0.48%
Securities sold under agreements to repurchase	79,849	57	0.28%	125,060	95	0.30%
FHLB advances and other borrowings	242,495	1,946	3.18%	519,575	2,069	1.58%
Subordinated debentures and subordinated notes payable	108,483	1,370	5.01%	108,316	1,170	4.28%
Total borrowings	430,827	3,373	3.11%	752,951	3,334	1.76%
Total interest-bearing liabilities	10,382,172	$27,167	1.04%	9,751,936	$14,332	0.58%
Noninterest-bearing liabilities	74,397			76,477
Stockholders' equity	1,817,052			1,761,127
Total liabilities and stockholders' equity	$12,273,621			$11,589,540
Net interest spread			3.28%			3.41%
Net interest income and net interest margin (FTE) ¹		$106,384	3.81%		$102,187	3.89%

Less: Tax equivalent adjustment		$1,490			$1,565
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$104,894	3.75%		$100,622	3.83%
¹ Annualized for all partial-year periods.
² Interest income includes $0.4 million and $0.6 million for the first three months of fiscal years 2019 and 2018, respectively, resulting from accretion of ASC 310-20 loan marks associated with acquired loans.

Interest Income
The following table presents interest income for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands)
Interest income:
Loans (FTE)	$123,821	$109,245
Investment securities	9,189	7,043
Federal funds sold and other	541	231
Total interest income (FTE)	133,551	116,519
Less: Tax equivalent adjustment	1,490	1,565
Total interest income (GAAP)	$132,061	$114,954
Total interest income consists primarily of interest income on loans and interest income on our investment portfolio. Total interest income was $133.6 million for the first three months of fiscal year 2019, compared to $116.5 million for the same period of fiscal year 2018, an increase of $17.1 million, or 14.6%. Significant components of interest income are described in further detail below.
Loans. Interest income on all loans increased to $123.8 million in first three months of fiscal year 2019 from $109.2 million in the same period in fiscal year 2018, an increase of $14.6 million, or 13.3%. The increase was primarily attributable to higher loan interest income driven by 6.4% growth in average loans outstanding between the periods and increasing benchmark interest rates, which favorably impact the contractual interest rates on variable and adjustable rate loans. For the first three months of fiscal year 2019, interest income on ASC 310-30 loans, which are purchased credit impaired loans with a different income recognition model, decreased $0.8 million, or 28.2%, primarily driven by runoff of the acquired loan portfolios.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on non-ASC 310-30 loans was 5.12% for the first three months of fiscal year 2019, an increase of 34 basis points compared to the same period in fiscal year 2018. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on non-ASC 310-30 loans was 5.12% for the first three months of fiscal year 2019, a 45 basis point increase compared to the same period in fiscal year 2018. Starting in fiscal year 2016 and continuing through the first three months of fiscal year 2019, we have begun to benefit from a period-over-period increases in LIBOR rates which has reduced the net cost of pay fixed, receive floating interest rate swaps the Company utilizes related to certain fixed rate loans and benchmark rate hikes which have raised interest rates on many of our floating and variable rate loans.
The average duration, net of interest rate swaps, of the loan portfolio was 1.3 years as of December 31, 2018. Approximately 47%, or $4.59 billion, of the portfolio is comprised of fixed rate loans, of which $845.3 million of loans are fixed rate loans with an original term of 5 years or greater for which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. For floating and variable rate loans in the portfolio, approximately 43% are indexed to Wall Street Journal Prime, 28% to 5-year Treasuries and the balance to various other indices. Approximately 1% of our total loans' rates are floored, with an average interest rate floor 64 bps above market rates.
Loan-related fee income of $1.4 million is included in interest income for the first three months of fiscal year 2019 compared to $2.0 million for the same period in fiscal year 2018. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $0.5 million and $1.0 million for the first three months of fiscal years 2019 and 2018, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.56 billion as of December 31, 2018. Interest income on investments includes income earned on investment securities and FHLB stock. Interest income on investments was $9.2 million for the first three months of fiscal year 2019, an increase of $2.2 million, or 30.5%, from $7.0 million in the first three months of fiscal year 2018, driven by a yield increase to 2.44% from 1.97%.
The weighted average life of the investment portfolio was 4.0 years and 3.9 years at December 31, 2018 and September 30, 2018, respectively. Average investments represented 13.5% and 13.6% of total average interest-earning assets for the first three months of fiscal years 2019 and 2018, respectively.

Interest Expense
The following table presents interest expense for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands)
Interest expense
Deposits	$23,794	$10,998
FHLB advances and other borrowings	2,003	2,164
Subordinated debentures and subordinated notes payable	1,370	1,170
Total interest expense	$27,167	$14,332
Total interest expense consists primarily of interest expense on three components: deposits, FHLB advances and other borrowings and our outstanding subordinated debentures and subordinated notes payable. Total interest expense increased $12.9 million, or 89.6%, to $27.2 million in the first three months of fiscal year 2019 from $14.3 million in the same period in fiscal year 2018. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of interest-bearing accounts and time deposits, was $23.8 million and $11.0 million for the first three months of fiscal years 2019 and 2018, respectively, an increase of $12.8 million, or 116.3%. The increase was a result of growth in average interest-bearing deposits outstanding and increasing benchmark interest rates in the cost of deposits. Average deposit balances increased to $9.95 billion for the first three months of fiscal year 2019, from $9.00 billion for the comparable period in fiscal year 2018, an increase of $952.4 million, or 10.6%. The cost of deposits increased to 0.95% for the first three months of fiscal year 2019 from 0.48% for the same period of fiscal year 2018.
Average noninterest-bearing demand account balances decreased to 18.7% of average total deposits for the first three months of fiscal year 2019 from 20.5% for the comparable period in fiscal year 2018. Total average other liquid accounts, consisting of interest-bearing demand deposits, decreased to 61.8% of total average deposits for the first three months of fiscal year 2019, compared to 65.4% of total average deposits for the comparable period in fiscal year 2018, while time deposit accounts increased to 19.5% of average total deposits for the first three months of fiscal year 2019, compared to 14.1% in the comparable period in fiscal year 2018. We continue our strategy of focusing on cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $2.0 million for the first three months of fiscal year 2019, a decrease of $0.2 million, or 7.4%, compared to $2.2 million for the comparable period in 2018, reflecting a weighted average cost of 3.18% and 1.58%, respectively, for the same periods. Our average balance for FHLB advances and other borrowings was $242.5 million in the current period of fiscal year 2019 compared to $519.6 million in the same period in fiscal year 2018, a reduction of $277.1 million, or 53.3%. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 2.3% for the first three months of fiscal year 2019, compared to 5.3% for the comparable period in fiscal year 2018. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 2.72% and 1.57% at December 31, 2018 and 2017, respectively, and the average tenor was 6 and 3 months for the same periods.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At December 31, 2018, we had pledged $4.03 billion of loans to the FHLB, against which we had borrowed $410.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding junior subordinated debentures and subordinated notes payable was $1.4 million in first three months of fiscal year 2019 and $1.2 million in the comparable period in fiscal year 2018. The weighted average contractual rate on outstanding junior subordinated debentures was 4.93% and 4.55% at December 31, 2018 and September 30, 2018, respectively. The weighted average contractual rate on outstanding subordinated notes was 4.88% at both December 31, 2018 and September 30, 2018.
Rate and Volume Variances
Net interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets and average interest-bearing liabilities. Rate changes result from increases or decreases in the yields earned on assets or the rates paid on liabilities.

The following table presents the current and comparable period and a summary of the changes in interest income and interest expense on a tax equivalent basis resulting from changes in the volume of average asset and liability balances and changes in the average yields or rates compared with the preceding fiscal year. If significant, the change in interest income or interest expense due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance.

	Current Quarter vs Comparable Quarter
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$113	$197	$310
Investment securities	390	1,756	2,146
Non-ASC 310-30 loans	7,416	7,935	15,351
ASC 310-30 loans	(644)	(131)	(775)
Loans	6,772	7,804	14,576
Total increase	7,275	9,757	17,032
Increase (decrease) in interest expense:
Interest-bearing deposits	384	7,061	7,445
Time deposits	1,917	3,434	5,351
Securities sold under agreements to repurchase	(32)	(6)	(38)
FHLB advances and other borrowings	(1,485)	1,362	(123)
Subordinated debentures and subordinated notes payable	2	198	200
Total increase	786	12,049	12,835
Increase (decrease) in net interest income (FTE)	$6,489	$(2,292)	$4,197
Provision for Loan and Lease Losses
We recognized provision for loan and lease losses of $5.2 million for the first three months of fiscal year 2019 compared to a provision for loan and lease losses of $4.6 million for the comparable period in fiscal year 2018, an increase of $0.6 million, or 14.4% between the periods. We recorded a $0.4 million net reversal in provision for ASC 310-30 loans for the first three months of fiscal year 2019, compared to a negligible net reversal in provision for the comparable period in fiscal year 2018.

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands)
Provision for loan and lease losses, non-ASC 310-30 loans *	$5,600	$4,604
Reduction in loan and lease losses, ASC 310-30 loans	(385)	(47)
Provision for loan and lease losses, total	$5,215	$4,557
* As presented above, the non-ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.

Total Credit-Related Charges
We recognized other credit-related charges during the first three months of fiscal year 2019 that were higher than the comparable period in fiscal year 2018. We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and comparable period, is helpful to understanding the overall impact on our quarterly results of operations. Net other repossessed property charges includes other repossessed property operating costs, valuation adjustments and (loss) gain on sale of other repossessed properties, each of which entered other repossessed property as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect expected credit losses in the portfolio.

		Three Months Ended December 31,
Item	Included within F/S Line Item(s):	2018	2017
		(Dollars in thousands)
Provision for loan and lease losses	Provision for loan and lease losses	$5,215	$4,557
Net other repossessed property charges	Net loss on repossessed property and other related expenses	3,063	214
(Recovery) reversal of interest income on nonaccrual loans	Interest income on loans	(41)	1,068
Loan fair value adjustment related to credit	Net increase (decrease) in fair value of loans at fair value	1,184	(1,038)
Total		$9,421	$4,801
Noninterest Income
The following table presents noninterest income for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands)
Noninterest income
Service charges and other fees	$11,689	$13,178
Wealth management fees	2,241	2,185
Mortgage banking income, net	1,320	1,660
Net loss on sale of securities	(513)	(1)
Other	1,084	1,090
Subtotal, product and service fees	15,821	18,112
Net increase (decrease) in fair value of loans at fair value	19,216	(8,665)
Net realized and unrealized (loss) gain on derivatives	(18,317)	7,227
Subtotal, loans at fair value and related derivatives	899	(1,438)
Total noninterest income	$16,720	$16,674
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
Noninterest income was $16.7 million for the first three months of fiscal years 2019 and 2018, resulting in a negligible increase from the prior period. Significant components of noninterest income are described in further detail below.
Product and Service Fees. We recognized $15.8 million of noninterest income related to product and service fees in the first three months of fiscal year 2019, a decrease of $2.3 million, or 12.6%, compared to the same period in fiscal year 2018. The decrease was due to a $1.5 million decrease in service charges and other fees combined with a $0.5 million net loss on sale of securities. The decrease in service charges and other fees was predominately due to the impact of adopting the revenue recognition accounting standard during the current quarter, which resulted in netting $1.4 million of credit and debit card network expenses against related interchange income. The adoption of the revenue recognition accounting standard in the current quarter also resulted in $0.3 million of brokerage charges being netted against wealth management fees.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the first three months of fiscal year 2019, these items accounted for $0.9 million of noninterest income compared to $(1.4) million for the same period in fiscal year 2018. The change was driven by a $2.5 million reduction in the current cost of interest rate swaps due to changes in the interest rate environment and a $3.1 million increase in swap fees, partially offset by a net unfavorable change in the credit risk adjustment of $3.3 million. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans. We present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.

Noninterest Expense
The following table presents noninterest expense for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$34,770	$32,868
Data processing and communication	5,278	6,884
Occupancy and equipment	5,126	4,848
Professional fees	3,288	4,240
Advertising	938	1,059
Net loss on repossessed property and other related expenses	3,063	214
Other	4,643	4,755
Total noninterest expense	$57,106	$54,868
Our noninterest expense consists primarily of salaries and employee benefits, data processing and communication, occupancy and equipment, professional fees and advertising expenses. Noninterest expense was $57.1 million in the first three months of fiscal year 2019 compared to $54.9 million for the same period in fiscal year 2018, an increase of $2.2 million, or 4.1%. This increase was driven by a $1.9 million increase in salaries and employee benefits, due mainly to annual merit increases in the current period, combined with a $2.8 million increase in net loss on repossessed property and other related expenses, due to a write down of one large property in other repossessed property, partially offset by a $1.0 million decrease in professional fees, due to reduced consulting costs and FDIC assessment fees. In addition, data processing and communication expense decreased by $1.4 million due to the impact of adopting the revenue recognition accounting standard as discussed in noninterest income above.
Our efficiency ratio was 46.1% and 45.8% for the three month periods ended December 31, 2018 and 2017, respectively. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $13.5 million for the first three months of fiscal year 2019 represents an effective tax rate of 22.8% compared to a provision of $28.6 million, or an effective tax rate of 49.5%, for the comparable period of fiscal year 2018. Excluding the deferred taxes revaluation as a result of the Tax Reform Act of 2017, the effective tax rate was 26.0% for the first three months of fiscal year 2018. In fiscal year 2019, the Company moved to a fully phased in statutory federal tax rate of 21% versus a blended statutory federal tax rate of 24.5% used in fiscal year 2018.
Return on Assets and Equity
The following table presents our return on average total assets, return on average common equity and return on average tangible common equity for the dates presented.

	Three Months Ended December 31,
	2018	2017
Return on average total assets	1.48%	1.00%
Return on average common equity	10.0%	6.6%
Return on average tangible common equity ¹	17.1%	11.6%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated.

	As of December 31,	As of September 30,
	2018	2018
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$12,573,641	$12,116,808
Loans ³	9,767,476	9,415,924
Allowance for loan and lease losses	66,193	64,540
Deposits	10,113,247	9,733,499
Stockholders' equity	1,812,008	1,840,551
Tangible common equity ¹	1,065,667	1,093,816
Tier 1 capital ratio	11.1%	12.0%
Total capital ratio	12.1%	13.0%
Tier 1 leverage ratio	10.1%	10.7%
Common equity tier 1 ratio	10.4%	11.3%
Tangible common equity / tangible assets ¹	9.0%	9.6%
Book value per share - GAAP	$31.82	$31.24
Tangible book value per share ¹	$18.72	$18.57
Nonaccrual loans / total loans	1.42%	1.52%
Net charge-offs (recoveries) / average total loans ²	0.15%	0.18%
Allowance for loan and lease losses / total loans	0.68%	0.69%
¹ This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

² Annualized for partial-year periods, except for September 30, 2018, which was for the twelve month period.
³ Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
Our total assets were $12.57 billion at December 31, 2018, compared with $12.12 billion at September 30, 2018, an increase of $456.8 million, or 3.8%. The increase in total assets during the first three months of fiscal year 2019 was principally attributable to an increase in net loans of $349.9 million, or 3.7%, combined with an increase in investment securities of $146.3 million, or 10.6%, for the same period. At December 31, 2018, loans were $9.77 billion, compared to $9.42 billion at September 30, 2018. Net loan growth was primarily driven by growth in the CRE category of the portfolio, mainly across the non-owner occupied and multifamily residential segments, and the agriculture segment of the loan portfolio. During the first three months of fiscal year 2019, total deposits increased by $379.7 million, or 3.9%. The growth was primarily driven by growth in interest-bearing demand deposits, which increased $174.1 million, or 2.9%, and time deposits, which increased $168.5 million, or 9.1%.

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated.

	December 31,	September 30,
	2018	2018
	(dollars in thousands)
Unpaid principal balance:
Commercial real estate ¹
Originated	$4,548,623	$4,255,272
Acquired	361,678	374,058
Total	4,910,301	4,629,330
Agriculture ¹
Originated	2,153,340	2,082,778
Acquired	81,395	99,910
Total	2,234,735	2,182,688
Commercial non-real estate ¹
Originated	1,677,714	1,656,563
Acquired	36,046	43,424
Total	1,713,760	1,699,987
Residential real estate
Originated	700,601	682,615
Acquired	144,661	154,954
Total	845,262	837,569
Consumer
Originated	42,164	43,325
Acquired	5,540	6,364
Total	47,704	49,689
Other lending
Originated	44,130	46,487
Acquired	—	—
Total	44,130	46,487
Total originated	9,166,572	8,767,040
Total acquired	629,320	678,710
Total unpaid principal balance	9,795,892	9,445,750
Less: Unamortized discount on acquired loans	(16,673)	(18,283)
Less: Unearned net deferred fees and costs and loans in process	(11,743)	(11,543)
Total loans	9,767,476	9,415,924
Allowance for loan and lease losses	(66,193)	(64,540)
Loans, net	$9,701,283	$9,351,384
[1] Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to manage our interest rate risk.

During the first three months of fiscal year 2019, total loans increased by 3.7%, or $351.6 million. The growth was primarily focused in CRE category of the loan portfolio, which grew $281.0 million, and the agriculture category of the loan portfolio, which grew $52.0 million, of which approximately $30.0 million reflects the seasonal draws that are expected to be repaid in the second quarter of fiscal year 2019. Over the same time period, commercial non-real estate, residential real estate, consumer and other loan balances remained generally stable.

The following table presents an analysis of the unpaid principal balance of our loan portfolio at December 31, 2018, by borrower and collateral type and by each of the six major geographic areas we use to manage our markets.

	December 31, 2018
	South Dakota	Iowa / Kansas / Missouri	Nebraska	Arizona	Colorado	North Dakota / Minnesota	Other ²	Total	%
	(dollars in thousands)
Commercial real estate ¹	$1,129,614	$1,241,516	$918,370	$608,899	$789,871	$225,229	$(3,198)	$4,910,301	50.1%
Agriculture ¹	655,004	420,419	165,478	809,683	186,923	2,989	(5,761)	2,234,735	22.8%
Commercial non-real estate ¹	282,840	820,121	386,893	70,960	121,421	6,969	24,556	1,713,760	17.5%
Residential real estate	199,389	244,878	176,202	34,206	150,949	18,075	21,563	845,262	8.6%
Consumer	18,853	13,526	11,840	608	1,305	897	675	47,704	0.5%
Other lending	—	—	—	—	—	—	44,130	44,130	0.5%
Total	$2,285,700	$2,740,460	$1,658,783	$1,524,356	$1,250,469	$254,159	$81,965	$9,795,892	100.0%
% by location	23.3%	28.0%	16.9%	15.6%	12.8%	2.6%	0.8%	100.0%
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

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at December 31, 2018.

December 31, 2018
(dollars in thousands)
Construction and development	$579,941
Owner-occupied CRE	1,359,979
Non-owner-occupied CRE	2,577,158
Multifamily residential real estate	393,223
Commercial real estate	4,910,301
Agriculture real estate	1,016,224
Agriculture operating loans	1,218,511
Agriculture	2,234,735
Commercial non-real estate	1,713,760
Home equity lines of credit	216,505
Closed-end first lien	460,529
Closed-end junior lien	37,845
Residential construction	130,383
Residential real estate	845,262
Consumer	47,704
Other	44,130
Total unpaid principal balance	$9,795,892
Commercial Real Estate. CRE includes owner-occupied CRE, non-owner-occupied CRE, construction and development lending, and multi-family residential real estate. While CRE lending will remain a significant component of our overall loan portfolio, we are committed to managing our exposure to riskier construction and development lending specifically, and to CRE lending in general, by targeting relationships with sound management and financials, which are priced to reflect the amount of risk we accept as the lender.
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at September 30, 2018, we were ranked the sixth-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core competencies. We target a 20% to 30% portfolio composition for agriculture loans according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. While our borrowers have experienced volatile commodity prices over recent years, we believe there continues to typically be strong secondary sources of repayment and low borrower leverage for the agriculture loan portfolio. However, continued pressure on commodity prices, including through recently imposed and proposed tariffs on the export of agricultural products, or a further downturn in the agriculture economy could directly and adversely affect our agricultural loan portfolio and indirectly and adversely impact other lending categories including commercial non-real estate, CRE, residential real estate and consumer.

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
The following table presents the maturity distribution of our loan portfolio as of December 31, 2018. The maturity dates were determined based on the contractual maturity date of the loan.

	December 31, 2018
	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$513,679	$2,215,047	$2,181,575	$4,910,301
Agriculture	1,131,943	697,115	405,677	2,234,735
Commercial non-real estate	707,316	555,824	450,620	1,713,760
Residential real estate	183,649	289,433	372,180	845,262
Consumer	7,742	32,344	7,618	47,704
Other lending	44,130	—	—	44,130
Total	$2,588,459	$3,789,763	$3,417,670	$9,795,892
The following table presents the distribution, as of December 31, 2018, of our loans that were due after one year between fixed and variable interest rates.

	December 31, 2018
	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$2,117,115	$2,279,507	$4,396,622
Agriculture	874,908	227,884	1,102,792
Commercial non-real estate	659,834	346,610	1,006,444
Residential real estate	248,563	413,050	661,613
Consumer	34,018	5,944	39,962
Total	$3,934,438	$3,272,995	$7,207,433
Other Repossessed Property
In the normal course of business, we obtain title to parcels of real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. Other repossessed property assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the asset at an acceptable price in a timely manner. Our total other repossessed property carrying value was $22.2 million as of December 31, 2018, a decrease of $0.9 million, or 3.7%, compared to September 30, 2018.

The following table presents our other repossessed property balances for the period indicated.

Three Months Ended December 31, 2018
(dollars in thousands)
Balance, beginning of period	$23,074
Additions to other repossessed property	1,981
Valuation adjustments and other	(1,797)
Sales	(1,034)
Balance, end of period	$22,224
Asset Quality
We place an asset on nonaccrual status when management believes, after considering collection efforts and other factors, the borrowers' condition is such that collection of interest is doubtful, which is generally 90 days past due. If a borrower has failed to comply with the original contractual terms, further action may be required, including a downgrade in the risk rating, movement to nonaccrual status, a charge off or the establishment of a specific reserve. If there is a collateral shortfall, we generally work with the borrower for a principal reduction, pledge of additional collateral or guarantee. If these alternatives are not available, we engage in formal collection activities. Restructured loans for which we grant payment or significant interest rate concessions are placed on nonaccrual status until collectability improves and a satisfactory payment history is established, generally by the receipt of at least six consecutive payments.
The following table presents the dollar amount of nonaccrual loans, other repossessed property, restructured performing loans and accruing loans over 90 days past due, at the end of the dates indicated. We entered into loss-sharing agreement with the FDIC related to certain assets (loans and other repossessed property) acquired from TierOne Bank on June 4, 2010. Loans covered by a FDIC loss-sharing agreement are generally pooled with other similar loans and are accreting purchase discount into income each period. Subject to compliance with the applicable loss-sharing agreement, we are indemnified by the FDIC at a rate of 80% for any future credit losses for single-family real estate loans and other repossessed property covered by the FDIC loss-sharing agreement through June 4, 2020.

	December 31,	September 30,
	2018	2018
	(dollars in thousands)
Nonaccrual loans ¹
Commercial real estate ³	$20,172	$22,908
Agriculture ³	107,486	107,226
Commercial non-real estate ³	5,486	6,887
Residential real estate
Loans covered by a FDIC loss-sharing agreement	2,521	2,699
Loans not covered by a FDIC loss-sharing agreement	3,125	3,425
Total	5,646	6,124
Consumer ³	154	61
Total nonaccrual loans covered by a FDIC loss-sharing agreement	2,521	2,699
Total nonaccrual loans not covered by a FDIC loss-sharing agreement	136,423	140,507
Total nonaccrual loans	138,944	143,206
Other repossessed property	22,224	23,074
Total nonperforming assets	161,168	166,280
Restructured performing loans	16,165	19,783
Total nonperforming and restructured assets	$177,333	$186,063
Accruing loans 90 days or more past due	$—	$156
Nonperforming restructured loans included in total nonaccrual loans	$77,279	$77,156

Percent of total assets
Nonaccrual loans ¹
Loans not covered by a FDIC loss-sharing agreement	1.08%	1.16%
Total	1.11%	1.18%
Other repossessed property	0.18%	0.19%
Nonperforming assets ²	1.28%	1.37%
Nonperforming and restructured assets ²	1.41%	1.54%
[1] Includes nonperforming restructured loans.
[2] Includes nonaccrual loans, which includes nonperforming restructured loans.
[3] Loans not covered by a FDIC loss-sharing agreement.

At December 31, 2018 and September 30, 2018, our nonperforming assets were 1.28% and 1.37%, respectively, of total assets. Nonaccrual loans were $138.9 million as of December 31, 2018, with $2.5 million of the balance covered by a FDIC loss-sharing agreement, which represented a total decrease in nonaccrual loans of $4.3 million, or 3.0%, compared to September 30, 2018.
We recognized approximately $0.1 million of interest income on loans that were on nonaccrual for the first three months of fiscal year 2019. Excluding loans covered by a FDIC loss-sharing agreement, we had average nonaccrual loans (calculated as a two-point average) of $138.5 million outstanding during the first three months of fiscal year 2019. Based on the average loan portfolio yield for these loans for the first three months of fiscal year 2019, we estimate that interest income would have been $1.8 million higher during this period had these loans been accruing.
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
The following table outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated.

	December 31,	September 30,
	2018	2018
	(dollars in thousands)
Commercial real estate
Performing TDRs	$2,033	$2,649
Nonperforming TDRs	3,080	2,616
Total	5,113	5,265
Agriculture
Performing TDRs	11,097	13,248
Nonperforming TDRs	73,358	73,741
Total	84,455	86,989
Commercial non-real estate
Performing TDRs	2,581	3,420
Nonperforming TDRs	641	656
Total	3,222	4,076
Residential real estate
Performing TDRs	356	389
Nonperforming TDRs	133	143
Total	489	532
Consumer
Performing TDRs	98	77
Nonperforming TDRs	67	—
Total	165	77
Total performing TDRs	16,165	19,783
Total nonperforming TDRs	77,279	77,156
Total TDRs	$93,444	$96,939
As of December 31, 2018, total performing TDRs decreased $3.6 million, or 18.3%, compared to September 30, 2018. Total nonperforming TDRs increased $0.1 million, or 0.2%, compared to September 30, 2018.

The following table presents nonaccrual loans, TDRs, and other repossessed property covered by the loss-sharing agreement; a rollforward of the allowance for loan and lease losses for loans covered by the loss-sharing agreement; a rollforward of allowance for loan and lease losses for ASC 310-30 loans covered by the loss-sharing agreement; and a rollforward of other repossessed property covered by the loss-sharing agreement at and for the periods presented.

	At and for the Three Months Ended December 31, 2018	At and for the Fiscal Year Ended September 30, 2018
	(dollars in thousands)
Assets covered by a FDIC loss-sharing agreement
Nonaccrual loans ¹	$2,521	$2,699
TDRs	127	154
Other repossessed property	46	131
Allowance for loan and lease losses, loans covered by a FDIC loss-sharing agreement
Balance at beginning of period	$262	$196
Additional impairment recorded	57	386
Recoupment of previously-recorded impairment	—	(302)
Charge-offs	—	(18)
Balance at end of period	$319	$262

Other repossessed property covered by a loss-sharing agreement
Balance at beginning of period	$131	$—
Additions to other repossessed property	—	131
Sales	(85)	—
Balance at end of period	$46	$131
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

	At and for the Three Months Ended December 31, 2018	At and for the Fiscal Year Ended September 30, 2018
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$64,540	$63,503
Provision charged to expense	5,600	17,754
(Improvement) impairment of ASC 310-30 loans	(385)	232
Charge-offs:
Commercial real estate	(871)	(3,925)
Agriculture	(1,261)	(9,473)
Commercial non-real estate	(1,361)	(3,813)
Residential real estate	(332)	(569)
Consumer	(249)	(192)
Other lending	(145)	(1,932)
Total charge-offs	(4,219)	(19,904)
Recoveries:
Commercial real estate	97	533
Agriculture	158	332
Commercial non-real estate	123	994
Residential real estate	162	337
Consumer	85	141
Other lending	32	618
Total recoveries	657	2,955
Net loan charge-offs	(3,562)	(16,949)
Balance at end of period	$66,193	$64,540

Average total loans for the period ¹	$9,503,735	$9,187,624
Total loans at period end ¹	$9,767,476	$9,415,924
Ratios
Net charge-offs to average total loans ³	0.15%	0.18%
Allowance for loan and lease losses to:
Total loans	0.68%	0.69%
Nonaccruing loans ²	48.52%	45.93%
[1] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
[2] Nonaccruing loans excludes loans covered by a FDIC loss-sharing agreement.
[3] Annualized for partial-year periods.
In the first three months of fiscal year 2019, net charge-offs were $3.6 million, or 0.15% of average total loans on an annualized basis, comprised of $4.2 million of charge-offs and $0.6 million of recoveries. For fiscal year 2018, net charge-offs were $16.9 million, or 0.18%, of average total loans.
At December 31, 2018, the allowance for loan and lease losses was 0.68% of our total loan portfolio, a 1 basis point decrease compared to 0.69% at September 30, 2018. The balance of the ALLL increased to $66.2 million from $64.5 million over the same period.
Additionally, a portion of our loans which are carried at fair value, totaling $845.3 million at December 31, 2018 and $865.4 million at September 30, 2018, respectively, have no associated allowance for loan and lease losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for loan and lease losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $6.8 million and $7.4 million at December 31, 2018 and September 30, 2018, respectively, or 0.07% and 0.08% of total loans, respectively. Finally, total purchase discount remaining on all acquired loans equates to 0.17% and 0.19% of total loans at December 31, 2018 and September 30, 2018, respectively.

The following table presents management’s allocation of the allowance for loan and lease losses by loan category, in both dollars and percentage of our total allowance for loan and lease losses, to specific loans in those categories at the dates indicated.

	December 31, 2018		September 30, 2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial real estate	$16,348	24.7%	$16,777	26.0%
Agriculture	31,785	48.0%	28,121	43.6%
Commercial non-real estate	12,093	18.3%	13,610	21.1%
Residential real estate	4,611	7.0%	4,749	7.3%
Consumer	430	0.6%	257	0.4%
Other lending	926	1.4%	1,026	1.6%
Total	$66,193	100.0%	$64,540	100.0%
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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.5 million at December 31, 2018 and September 30, 2018.
Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated.

	December 31,	September 30,
	2018	2018
	(dollars in thousands)
U.S. Treasury securities	$95,459	$168,394
Mortgage-backed securities:
Government National Mortgage Association	484,242	442,458
Federal Home Loan Mortgage Corporation	354,333	297,380
Federal National Mortgage Association	187,903	188,192
Small Business Assistance Program	366,143	260,458
States and political subdivision securities	65,452	69,566
Other	1,006	1,006
Total	$1,554,538	$1,427,454
We generally invest excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. Since September 30, 2018, the fair value of the portfolio has increased by $146.3 million, or 10.6%.

The following table presents the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period held at December 31, 2018. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield ("WA Yield") on these assets is presented in the following table based on the contractual rate, as opposed to a tax equivalent yield concept.

	December 31, 2018
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
U.S. Treasury securities	$26,853	1.72%	$68,606	2.50%	$—	—%	$—	—%	$—	—%	$—	—%	$95,459	2.28%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,392,621	2.50%	—	—%	1,392,621	2.50%
States and political subdivision securities ¹ ²	12,721	1.39%	43,874	1.64%	8,735	1.89%	122	5.00%	—	—%	—	—%	65,452	1.63%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$39,574	1.61%	$112,480	2.16%	$8,735	1.89%	$122	5.00%	$1,392,621	2.50%	$1,006	—%	$1,554,538	2.45%
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

Deposits
We obtain funds from depositors by offering consumer and business interest-bearing accounts and term time deposits. At December 31, 2018 and September 30, 2018, our total deposits were $10.11 billion and $9.73 billion, respectively, representing an increase of $379.7 million, or 3.9%, which was primarily concentrated in public deposit and consumer accounts. Our accounts are federally insured by the FDIC up to the legal maximum.
The following table presents the balances and weighted average cost of our deposit portfolio at the following dates.

	December 31, 2018		September 30, 2018
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Noninterest-bearing demand	$1,879,883	—%	$1,842,704	—%
Interest-bearing demand	6,217,830	1.10%	6,043,717	0.95%
Time deposits, greater than $250,000	488,795	2.12%	383,868	1.89%
Time deposits, less than or equal to $250,000	1,526,739	1.44%	1,463,210	1.29%
Total	$10,113,247	1.00%	$9,733,499	0.86%
At December 31, 2018 and September 30, 2018, we had $623.9 million and $600.2 million, respectively, in brokered deposits, an increase of $23.7 million, or 4.0%.
Municipal public deposits constituted $1.13 billion and $959.4 million of our deposit portfolio at December 31, 2018, and September 30, 2018, respectively, of which $807.1 million and $622.1 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 6.8% and 6.6% of our total deposits at December 31, 2018 and September 30, 2018, respectively.
The following table presents deposits by region.

	December 31,	September 30,
	2018	2018
	(dollars in thousands)
South Dakota	$2,604,252	$2,422,208
Iowa / Kansas / Missouri	2,859,678	2,757,408
Nebraska	2,459,026	2,472,297
Arizona	440,020	399,212
Colorado	1,250,699	1,228,762
North Dakota / Minnesota	44,566	50,359
Corporate and other	455,006	403,253
Total deposits	$10,113,247	$9,733,499

We fund a portion of our assets with time deposits that have balances greater than $250,000 and that have maturities generally in excess of six months. At December 31, 2018 and September 30, 2018, our time deposits greater than $250,000 totaled $488.8 million and $383.9 million, respectively. The following table presents the maturities of our time deposits greater than $250,000 and less than or equal to $250,000 in size at December 31, 2018.

	December 31, 2018
	Greater than $250,000	Less than or equal to $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$165,928	$597,382
Over three through six months	84,509	158,195
Over six through twelve months	102,369	340,019
Over twelve months	135,989	431,143
Total	$488,795	$1,526,739
Percent of total deposits	4.8%	15.1%
At December 31, 2018 and September 30, 2018, the average remaining maturity of all time deposits was approximately 9 and 11 months, respectively. The average time deposits amount per account was approximately $43,403 and $39,896 at December 31, 2018 and September 30, 2018, respectively.
Derivatives
Beginning in the second quarter of fiscal year 2018, we entered into RPAs with some of our derivative counterparties to assume the credit exposure related to interest rate derivative contracts. Our loan customer enters into an interest rate swap directly with a derivative counterparty and we agree through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $46.6 million and $37.4 million as of December 31, 2018 and September 30, 2018, respectively. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be $3.5 million and $0.4 million at December 31, 2018 and September 30, 2018, respectively, based on the fair value of the underlying swaps.
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
Prior to 2017 we entered into fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) with certain of our commercial and agri-business banking customers to assist them in facilitating their risk management strategies. We mitigated our interest rate risk associated with certain of these loans by entering into equal and offsetting fixed-to-floating interest rate swap agreements for these loans with swap counterparties. We elected to account for the loans at fair value under ASC 825, Fair Value Option. Changes in the fair value of these loans are recorded in earnings as a component of noninterest income in the relevant period. The related interest rate swaps are recognized as either assets or liabilities in our financial statements and any gains or losses on these swaps, both realized and unrealized, are recorded in earnings as a component of noninterest income. The interest rate swaps are fully effective from an interest rate risk perspective, as gains and losses on our swaps are directly offset by changes in fair value of the fair value option loans (i.e., swap interest rate risk adjustments are directly offset by associated loan interest rate risk adjustments). Consequently, any changes in noninterest income associated with changes in fair value resulting from interest rate movement, as opposed to changes in credit quality, on the loans are directly offset by equal and opposite unrealized charges to or reductions in noninterest income for the related interest rate swap. Any changes in the fair value of the loans related to credit quality and the current realized gain (loss) on derivatives are not offsetting amounts within noninterest income. To ensure the correlation of movements in fair value between the interest rate swap and the related loan, we pass on all economic costs associated with our interest rate swap activity resulting from loan customer prepayments (partial or full) to the customer.

Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted.

	At and for the Three Months Ended December 31, 2018	At and for the Fiscal Year Ended September 30, 2018
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$56,649	$90,907
FHLB advances	315,000	100,000
Total short-term borrowings	$371,649	$190,907

Maximum amount outstanding at any month-end during the period	$371,649	$808.325
Average amount outstanding during the period	$172,290	$442.398
Weighted average rate for the period	1.45%	1.32%
Weighted average rate as of date indicated	2.02%	0.80%
Other Borrowings
In addition to FHLB short-term advances, we also have FHLB long-term borrowings of $95.0 million and $175.0 million outstanding as of December 31, 2018 and September 30, 2018, respectively.
We have outstanding $73.6 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of December 31, 2018 and September 30, 2018. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
We issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under Capital Rules in effect at December 31, 2018, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, commencing on February 15, 2016 until August 15, 2020. During the first three months of fiscal year 2019, we incurred $1.4 million in interest expense on all outstanding subordinated debentures and notes compared to $1.2 million in the same period in fiscal year 2018.
Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at December 31, 2018. Customer deposit obligations categorized as "not determined" include noninterest-bearing demand accounts and interest-bearing demand accounts with no stated maturity date.

	December 31, 2018
	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$1,424,061	$416,637	$149,291	$1,204	$8,122,054	$10,113,247
Securities sold under agreement to repurchase	56,649	—	—	—	—	56,649
FHLB advances and other borrowings	315,000	70,000	25,000	—	—	410,000
Subordinated debentures	—	—	—	75,920	—	75,920
Subordinated notes payable	—	—	—	35,000	—	35,000
Operating leases, net of sublease income	3,867	5,465	7,850	4,972	—	22,154
Accrued interest payable	12,326	—	—	—	—	12,326
Interest on FHLB advances	2,907	1,387	2,364	—	—	6,658
Interest on subordinated notes payable	3,742	3,742	11,226	41,142	—	59,852
Interest on subordinated debentures	1,706	1,706	5,119	2,773	—	11,304
Other Commitments:
Commitments to extend credit—non-credit card	$1,257,065	$178,521	$537,350	$260,139	$—	$2,233,075
Commitments to extend credit—credit card	238,740	—	—	—	—	238,740
Letters of credit	68,243	—	—	—	—	68,243

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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated.

	December 31,	September 30,
	2018	2018
	(dollars in thousands)
Commitments to extend credit	$2,471,815	$2,344,550
Letters of credit	68,243	69,613
Total	$2,540,058	$2,414,163
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
Great Western Bancorp, Inc. Our primary source of liquidity is cash obtained from dividends paid by our Bank. We primarily use our cash for the payment of dividends, when and if declared by our Board of Directors, and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our Bank through equity contributions and for acquisitions. At December 31, 2018, our holding company had $55.3 million of cash. During the first three months of fiscal year 2019, we declared and paid a dividend of $0.25 per common share. The outstanding amount under our private placement subordinated capital notes was $35.0 million at December 31, 2018. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities. To this end, in August 2018 we filed a shelf registration statement with the SEC registering an indeterminate amount of our common stock, debt securities and other securities which we may decide to issue in the future. The specific terms of any shares or other securities we choose to issue will be based on current market conditions and will be described in a supplement to the prospectus contained in the shelf registration statement.

Great Western Bank. Our Bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At December 31, 2018, our Bank had cash of $276.8 million and $1.53 billion of highly-liquid securities held in our investment portfolio, of which $765.4 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our Bank has letters of credit from the FHLB, which are pledged as collateral on public deposits, for $250.0 million. Our Bank had $410.0 million in FHLB borrowings at December 31, 2018, with additional available lines of $2.31 billion. Our Bank also had an additional borrowing capacity of $1.64 billion with the FRB Discount Window. Our Bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At December 31, 2018, we had a total of $2.54 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our Bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators.
The following table presents our regulatory capital ratios at December 31, 2018 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	December 31, 2018
	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio(1)	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,166,315	11.1%	6.0%	8.0%
Total capital	1,267,991	12.1%	8.0%	10.0%
Tier 1 leverage	1,166,315	10.1%	4.0%	5.0%
Common equity Tier 1	1,092,689	10.4%	4.5%	6.5%
Risk-weighted assets	10,511,196
Great Western Bank
Tier 1 capital	$1,142,852	10.9%	6.0%	8.0%
Total capital	1,209,528	11.5%	8.0%	10.0%
Tier 1 leverage	1,142,852	9.9%	4.0%	5.0%
Common equity Tier 1	1,142,852	10.9%	4.5%	6.5%
Risk-weighted assets	10,507,914
[1] Does not include capital conservation buffer, which was 1.875% at December 31, 2018.
At December 31, 2018 and September 30, 2018, our Tier 1 capital included an aggregate of $73.6 million of trust preferred securities issued by our subsidiaries, net of fair value adjustment. At December 31, 2018, our Tier 2 capital included $66.2 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. At September 30, 2018, our Tier 2 capital included $64.5 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. Our total risk-weighted assets were $10.51 billion at December 31, 2018. During the first quarter, $74.6 million was deployed to repurchase and retire approximately 2.1 million shares of the Company's common stock under the repurchase program authorized by the Board of Directors at an average price of $35.94.
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

	At or for the three months ended:
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income - GAAP	$45,786	$42,281	$45,874	$40,532	$29,230
Add: Deferred taxes revaluation due to Tax Act	—	—	—	—	13,586
Adjusted net income	$45,786	$42,281	$45,874	$40,532	$42,816

Weighted average diluted common shares outstanding	58,039,292	59,122,699	59,170,058	59,146,117	59,087,729
Earnings per common share - diluted	$0.79	$0.72	$0.78	$0.69	$0.49
Adjusted earnings per common share - diluted	$0.79	$0.72	$0.78	$0.69	$0.72

Tangible net income and return on average tangible common equity:
Net income - GAAP	$45,786	$42,281	$45,874	$40,532	$29,230
Add: Amortization of intangible assets, net of tax	344	343	366	376	376
Tangible net income	$46,130	$42,624	$46,240	$40,908	$29,606

Average common equity	$1,817,052	$1,825,312	$1,796,066	$1,770,117	$1,761,127
Less: Average goodwill and other intangible assets	746,503	746,900	747,294	747,716	748,144
Average tangible common equity	$1,070,549	$1,078,412	$1,048,772	$1,022,401	$1,012,983

Return on average common equity *	10.0%	9.2%	10.2%	9.3%	6.6%
Return on average tangible common equity **	17.1%	15.7%	17.7%	16.2%	11.6%
* Calculated as net income - GAAP divided by average common equity. Annualized for partial-year periods.
** Calculated as tangible net income divided by average tangible common equity. Annualized for partial-year periods.

	At or for the three months ended:
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
	(Dollars in thousands except share and per share amounts)
Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$104,894	$101,990	$104,672	$100,553	$100,622
Add: Tax equivalent adjustment	1,490	1,687	1,729	1,616	1,565
Net interest income (FTE)	106,384	103,677	106,401	102,169	102,187
Add: Current realized derivative gain (loss)	21	(419)	(830)	(1,640)	(2,476)
Adjusted net interest income (FTE)	$106,405	$103,258	$105,571	$100,529	$99,711

Average interest-earning assets	$11,086,800	$10,857,168	$10,748,078	$10,571,300	$10,412,882
Net interest margin (FTE) *	3.81%	3.79%	3.97%	3.92%	3.89%
Adjusted net interest margin (FTE) **	3.81%	3.77%	3.94%	3.86%	3.80%
* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non-ASC 310-30 loans:
Interest income - GAAP	$120,361	$115,284	$112,760	$106,811	$104,935
Add: Tax equivalent adjustment	1,490	1,687	1,729	1,616	1,565
Interest income (FTE)	121,851	116,971	114,489	108,427	106,500
Add: Current realized derivative gain (loss)	21	(419)	(830)	(1,640)	(2,476)
Adjusted interest income (FTE)	$121,872	$116,552	$113,659	$106,787	$104,024

Average non-ASC 310-30 loans	$9,435,901	$9,299,318	$9,220,931	$9,064,899	$8,840,929
Yield (FTE) *	5.12%	4.99%	4.98%	4.85%	4.78%
Adjusted yield (FTE) **	5.12%	4.97%	4.94%	4.78%	4.67%
* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue - GAAP	$121,614	$121,245	$123,611	$119,295	$117,296
Add: Tax equivalent adjustment	1,490	1,687	1,729	1,616	1,565
Total revenue (FTE)	$123,104	$122,932	$125,340	$120,911	$118,861

Noninterest expense	$57,106	$59,550	$57,863	$59,144	$54,868
Less: Amortization of intangible assets	394	394	416	426	426
Tangible noninterest expense	$56,712	$59,156	$57,447	$58,718	$54,442

Efficiency ratio *	46.1%	48.1%	45.8%	48.6%	45.8%
* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,812,008	$1,840,551	$1,816,741	$1,788,698	$1,767,873
Less: Goodwill and other intangible assets	746,341	746,735	747,129	747,545	747,971
Tangible common equity	$1,065,667	$1,093,816	$1,069,612	$1,041,153	$1,019,902

Total assets	$12,573,641	$12,116,808	$12,009,048	$11,992,317	$11,806,581
Less: Goodwill and other intangible assets	746,341	746,735	747,129	747,545	747,971
Tangible assets	$11,827,300	$11,370,073	$11,261,919	$11,244,772	$11,058,610

Tangible common equity to tangible assets	9.0%	9.6%	9.5%	9.3%	9.2%

Tangible book value per share:
Total stockholders' equity	$1,812,008	$1,840,551	$1,816,741	$1,788,698	$1,767,873
Less: Goodwill and other intangible assets	746,341	746,735	747,129	747,545	747,971
Tangible common equity	$1,065,667	$1,093,816	$1,069,612	$1,041,153	$1,019,902

Common shares outstanding	56,938,435	58,917,147	58,911,563	58,896,189	58,896,189
Book value per share - GAAP	$31.82	$31.24	$30.84	$30.37	$30.02
Tangible book value per share	$18.72	$18.57	$18.16	$17.68	$17.32

Impact of Inflation and Changing Prices
Our financial statements included in this report have been prepared in accordance with U.S. GAAP, which requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession generally are not considered. The primary effect of inflation on our operations is reflected in increased operating costs. In our management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.
Recent Accounting Pronouncements
See "Note 2. New Accounting Standards" in the accompanying "Notes to Consolidated Financial Statements (Unaudited)" included in this report for a discussion of new accounting pronouncements and their expected impact on our financial statements.
Critical Accounting Policies and the Impact of Accounting Estimates
See "Note 1. Nature of Operations and Summary of Significant Policies" in the accompanying "Notes to Consolidated Financial Statements (Unaudited)" included in this report for a discussion of changes to our revenue recognition accounting policies as a result of adopting ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" in the current reporting period. The remainder of our critical accounting policies and accounting estimates have had no material changes from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2018, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of December 31, 2018 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 and 200 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with realistic results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended December 31, 2018
Change in Market Interest Rates as of December 31, 2018	Twelve Months Ending December 31, 2018	Twelve Months Ending December 31, 2019
Immediate Shifts
+400 basis points	8.14%	13.10%
+300 basis points	6.14%	9.92%
+200 basis points	4.14%	6.70%
+100 basis points	2.13%	3.42%
-100 basis points	(3.91)%	(5.51)%
-200 basis points	(8.74)%	(12.46)%
Gradual Shifts
+400 basis points	2.67%
+300 basis points	2.01%
+200 basis points	1.37%
+100 basis points	0.71%
-100 basis points	(1.61)%
-200 basis points	(3.66)%
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
(a) Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the period covered by this report. Based on and as of the time of that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SECs rules and forms.
(b) Changes in Internal Control over Financial Reporting. During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have been no material changes in the risk factors as described in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K of Great Western Bancorp, Inc., for the fiscal year ended September 30, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities
On October 26, 2016, our Board of Directors approved a stock repurchase program wherein we may repurchase up to $100.0 million of our common stock. The plan does not have an expiration date. Information on the shares purchased during the first quarter of fiscal year 2019 is as follows:

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (d)
10/1/2018 - 10/31/18	$335,309	$36.05	335,309	$82,310,699
11/1/2018 - 11/30/18	1,305,572	36.68	1,305,572	34,417,803
12/1/18 - 12/31/18	435,758	33.63	435,758	19,763,994
Total	2,076,639	$35.94	2,076,639	$19,763,994
Since inception, we have repurchased a total of 2,239,225 shares, or $80.2 million, under the stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

11.1	Statement regarding Computation of Per Share Earnings (included as Note 17 to the registrant's unaudited consolidated financial statements)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished, not filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: February 5, 2019	By:	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

