Form 10-Q
period 2019-03-31
Great Western Bancorp, Inc.
filed 2019-05-07
CIK 1613665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of May 3, 2019, the number of shares of the registrant’s Common Stock outstanding was 56,938,553.

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

•	possible impairment of our goodwill and other intangible assets, or any adjustment of the valuation of our deferred tax assets;

•	the effects of geopolitical instability, including war, terrorist attacks, and man-made and natural disasters;

•	the effects of adverse weather conditions, particularly on our agricultural borrowers;

•	the impact of, and changes in applicable laws, regulations and accounting standards, policies and interpretations, including the impact of the Tax Reform Act;

•	legal, compliance and reputational risks, including litigation and regulatory risks;

•	our inability to receive dividends from our Bank and to service debt, pay dividends to our common stockholders and satisfy obligations as they become due;

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
GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	(Unaudited)
	March 31, 2019	September 30, 2018
Assets
Cash and due from banks	$160,852	$168,119
Interest-bearing bank deposits	121,786	130,577
Cash and cash equivalents	282,638	298,696
Securities available for sale	1,763,305	1,385,650
Loans, net of unearned discounts and deferred fees, including $36,975 and $42,627 of loans covered by a FDIC loss share agreement at March 31, 2019 and September 30, 2018, respectively, and $835,822 and $865,386 of loans at fair value under the fair value option at March 31, 2019 and September 30, 2018, respectively, and $3,648 and $5,456 of loans held for sale at March 31, 2019 and September 30, 2018, respectively	9,770,911	9,415,924
Allowance for loan and lease losses	(68,003)	(64,540)
Net loans	9,702,908	9,351,384
Premises and equipment, including $3,216 and $1,104 of property held for sale at March 31, 2019 and September 30, 2018, respectively	115,189	113,839
Accrued interest receivable	56,221	58,948
Other repossessed property, including $0 and $131 of property covered by a FDIC loss share agreement at March 31, 2019 and September 30, 2018, respectively	32,450	23,074
Goodwill	739,023	739,023
Cash surrender value of life insurance policies	30,366	30,461
Net deferred tax assets	22,389	30,132
Other assets	85,673	85,601
Total assets	$12,830,162	$12,116,808
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$1,824,507	$1,842,704
Interest-bearing	8,643,876	7,890,795
Total deposits	10,468,383	9,733,499
Securities sold under agreements to repurchase	62,537	90,907
FHLB advances and other borrowings	275,000	275,000
Subordinated debentures and subordinated notes payable	108,528	108,468
Accrued expenses and other liabilities	63,320	68,383
Total liabilities	10,977,768	10,276,257
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 56,938,435 shares issued and outstanding at March 31, 2019 and 58,917,147 shares issued and outstanding at September 30, 2018	569	589
Additional paid-in capital	1,245,657	1,318,457
Retained earnings	614,540	553,014
Accumulated other comprehensive (loss)	(8,372)	(31,509)
Total stockholders' equity	1,852,394	1,840,551
Total liabilities and stockholders' equity	$12,830,162	$12,116,808
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Interest income
Loans	$123,432	$109,993	$245,763	$217,674
Investment securities	9,957	7,013	19,145	14,055
Federal funds sold and other	497	227	1,039	458
Total interest income	133,886	117,233	265,947	232,187
Interest expense
Deposits	27,098	12,658	50,892	23,656
FHLB advances and other borrowings	1,923	2,815	3,926	4,978
Subordinated debentures and subordinated notes payable	1,390	1,207	2,760	2,377
Total interest expense	30,411	16,680	57,578	31,011
Net interest income	103,475	100,553	208,369	201,176
Provision for loan and lease losses	7,673	4,900	12,888	9,457
Net interest income after provision for loan and lease losses	95,802	95,653	195,481	191,719
Noninterest income
Service charges and other fees	10,209	12,047	21,897	25,224
Wealth management fees	2,117	2,335	4,358	4,519
Mortgage banking income, net	991	1,166	2,311	2,826
Net loss on sale of securities	—	(8)	(513)	(9)
Net increase (decrease) in fair value of loans at fair value	14,018	(14,838)	33,234	(23,502)
Net realized and unrealized (loss) gain on derivatives	(11,032)	14,282	(29,348)	21,509
Other	1,920	3,758	3,004	4,849
Total noninterest income	18,223	18,742	34,943	35,416
Noninterest expense
Salaries and employee benefits	34,537	33,672	69,307	66,539
Data processing and communication	5,964	9,190	11,242	16,074
Occupancy and equipment	5,539	5,290	10,665	10,138
Professional fees	3,970	4,027	7,258	8,267
Advertising	1,216	1,121	2,154	2,181
Net loss on repossessed property and other related expenses	404	1,000	3,467	1,214
Other	4,950	4,844	9,593	9,599
Total noninterest expense	56,580	59,144	113,686	114,012
Income before income taxes	57,445	55,251	116,738	113,123
Provision for income taxes	12,934	14,719	26,441	43,361
Net income	$44,511	$40,532	$90,297	$69,762
Basic earnings per common share
Weighted average common shares outstanding	56,994,817	58,941,315	57,484,838	58,921,972
Basic earnings per share	$0.78	$0.69	$1.57	$1.18
Diluted earnings per common share
Weighted average diluted common shares outstanding	57,074,674	59,146,117	57,556,984	59,116,923
Diluted earnings per share	$0.78	$0.69	$1.57	$1.18
Dividends per share
Dividends paid	$14,235	$11,780	$28,771	$23,550
Dividends per share	$0.25	$0.20	$0.50	$0.40
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income	$44,511	$40,532	$90,297	$69,762
Other comprehensive income (loss), net of tax
Securities available for sale:
Net unrealized holding gain (loss) arising during the period	11,523	(12,425)	30,192	(21,070)
Reclassification adjustment for net loss realized in net income	—	8	513	9
Income tax (expense) benefit	(2,839)	3,062	(7,568)	6,345
Net change in unrealized gain (loss) on securities available for sale	8,684	(9,355)	23,137	(14,716)

Defined benefit pension plan obligation [1]:
Net unrealized holding gain arising during the period	—	—	—	145
Income tax expense	—	—	—	(55)
Net change in defined benefit pension plan obligation	—	—	—	90
Other comprehensive income (loss), net of tax	8,684	(9,355)	23,137	(14,626)
Comprehensive income	$53,195	$31,177	$113,434	$55,136
[1] The Company's Board of Directors voted to terminate the defined benefit pension plan ("Pension Plan") effective February 1, 2018. Transfer of all Pension Plan assets, liabilities and administrative responsibilities were completed as of September 30, 2018.

See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, January 1, 2018		$588	$1,314,723	$463,207	$(10,645)	$1,767,873
Net income	$40,532	—	—	40,532	—	40,532
Other comprehensive (loss), net of tax	(9,355)	—	—	—	(9,355)	(9,355)
Total comprehensive income	$31,177
Stock-based compensation, net of tax		1	1,427	—	—	1,428
Reclassification due to adoption of ASU 2018-02 ¹		—	—	2,353	(2,353)	—
Cash dividends:
Common stock, $0.20 per share		—	—	(11,780)	—	(11,780)
Balance, March 31, 2018		$589	$1,316,150	$494,312	$(22,353)	$1,788,698

Balance, January 1, 2019		$568	$1,244,232	$584,264	$(17,056)	$1,812,008
Net income	$44,511	—	—	44,511	—	44,511
Other comprehensive income, net of tax	8,684	—	—	—	8,684	8,684
Total comprehensive income	$53,195
Stock-based compensation, net of tax		1	1,425	—	—	1,426
Cash dividends:
Common stock, $0.25 per share		—	—	(14,235)	—	(14,235)
Balance, March 31, 2019		$569	$1,245,657	$614,540	$(8,372)	$1,852,394
¹ Reclassification due to adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, October 1, 2017		$588	$1,314,039	$445,747	$(5,374)	$1,755,000
Net income	$69,762	—	—	69,762	—	69,762
Other comprehensive (loss), net of tax	(14,626)	—	—	—	(14,626)	(14,626)
Total comprehensive income	$55,136
Stock-based compensation, net of tax		1	2,111	—	—	2,112
Reclassification due to adoption of ASU 2018-02 ¹		—	—	2,353	(2,353)	—
Cash dividends:
Common stock, $0.40 per share		—	—	(23,550)	—	(23,550)
Balance, March 31, 2018		$589	$1,316,150	$494,312	$(22,353)	$1,788,698

Balance, October 1, 2018		$589	$1,318,457	$553,014	$(31,509)	$1,840,551
Net income	$90,297	—	—	90,297	—	90,297
Other comprehensive income, net of tax	23,137	—	—	—	23,137	23,137
Total comprehensive income	$113,434
Stock-based compensation, net of tax		1	1,838	—	—	1,839
Repurchase of common stock		(21)	(74,638)	—	—	(74,659)
Cash dividends:
Common stock, $0.50 per share		—	—	(28,771)	—	(28,771)
Balance, March 31, 2019		$569	$1,245,657	$614,540	$(8,372)	$1,852,394
¹ Reclassification due to adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
See accompanying notes.

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended March 31,
	2019	2018
Operating activities
Net income	$90,297	$69,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,916	5,943
Amortization of FDIC indemnification asset	853	1,689
Net loss on sale of securities and other assets	2,974	2,143
Net gain on sale of loans	(2,724)	(3,314)
Provision for loan and lease losses	12,888	9,457
Reversal of loan servicing rights loss	—	(71)
Stock-based compensation	1,839	2,112
Originations of residential real estate loans held for sale	(98,875)	(112,731)
Proceeds from sales of residential real estate loans held for sale	103,407	121,072
Net deferred income taxes	688	17,215
Changes in:
Accrued interest receivable	2,727	3,823
Other assets	22,116	423
Accrued interest payable and other liabilities	(27,768)	(18,336)
Net cash provided by operating activities	114,338	99,187
Investing activities
Purchase of securities available for sale	(541,872)	(110,741)
Proceeds from sales of securities available for sale	97,212	25,206
Proceeds from maturities of securities available for sale	94,926	122,436
Net increase in loans	(383,665)	(392,109)
Recovery (payment) of covered losses from FDIC indemnification claims	43	(419)
Purchase of premises and equipment	(5,953)	(3,297)
Proceeds from sale of premises and equipment	299	4,565
Proceeds from sale of repossessed property	6,593	2,050
Purchase of FHLB stock	(46,948)	(30,420)
Proceeds from redemption of FHLB stock	47,030	34,251
Net cash used in investing activities	(732,335)	(348,478)
Financing activities
Net increase in deposits	734,966	409,509
Net decrease in securities sold under agreements to repurchase and other short-term borrowings	(28,370)	(29,345)
Proceeds from FHLB advances and other long-term borrowings	465,000	419,999
Repayments on FHLB advances and other long-term borrowings	(465,000)	(512,200)
Common stock repurchased	(74,659)	—
Taxes paid related to net share settlement of equity awards	(1,227)	(3,769)
Dividends paid	(28,771)	(23,550)
Net cash provided by financing activities	601,939	260,644
Net (decrease) increase in cash and cash equivalents	(16,058)	11,353
Cash and cash equivalents, beginning of period	298,696	360,396
Cash and cash equivalents, end of period	$282,638	$371,749
Supplemental disclosure of cash flow information
Cash payments for interest	$52,551	$29,251
Cash payments for income taxes	$19,113	$23,980
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(17,919)	$(11,005)
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(dollars in thousands)
Noninterest income
Service charges and other fees	$10,209	$12,047	$21,897	$25,224
Wealth management fees	2,117	2,335	4,358	4,519
Other	1,118	3,351	1,700	4,002
Noninterest income from contracts with customers within the scope of ASC Topic 606 ¹	13,444	17,733	27,955	33,745
Noninterest income within the scope of other GAAP Topics ²	4,779	1,009	6,988	1,671
Total noninterest income	$18,223	$18,742	$34,943	$35,416
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

At March 31, 2019, the Company does not have any material contract assets, liabilities, or other receivables recorded on its consolidated balance sheets relating to its revenue streams within the scope of ASC Topic 606. Additionally, the Company's contracts generally do not contain terms that require significant judgment to determine the amount of revenue to recognize.
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
On April 25, 2019, the Board of Directors of the Company declared a dividend of $0.30 per common share payable on May 24, 2019 to stockholders of record as of close of business on May 10, 2019.
2. New Accounting Standards
Accounting Standards Adopted in Fiscal Year 2019
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which implements a more robust framework that clarifies the principles for recognizing revenue and gives greater consistency and comparability in revenue recognition practices. In the new framework, an entity recognizes revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. The new model requires the identification of performance obligations included in the contract with customers, a determination of the transaction price and an allocation of the price to those performance obligations. The entity recognizes revenue when performance obligations are satisfied. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies guidance pertaining to the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU 2016-11 and 2016-12, which further clarify guidance and provide

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

practical expedients related to the adoption of ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, which made technical corrections and improvements to the previous ASUs issued. The standard permits the use of either the retrospective or cumulative effect transition method. The standard, along with subsequent guidance from FASB, lists several items that are specifically out of scope for ASU 2014-09, including but not limited to core interest income, derivative instruments, investments, and loan origination fees. The Company adopted this standard and subsequent related ASUs October 1, 2018 using the modified retrospective method. Furthermore, the Company prospectively changed the presentation of direct expenses, including reward costs, associated with credit and debit card interchange income previously included in data processing and communication expense which are now netted against interchange income in service charges and other fees, which is included in noninterest income on the consolidated statements of income. Brokerage charges previously included in professional fees are now netted against wealth management fees, which is included in noninterest income on the consolidated statements of income. The net quantitative impact of these presentation changes decreased both revenue and expenses by $2.0 million and $3.7 million for the three and six months ended March 31, 2019; however, these presentation changes did not have an impact on net income. Prior period balances have not been restated to reflect these presentation changes. There were no significant cumulative effect adjustments as a result of implementation as our current revenue recognition policies generally conform with the principals in ASC Topic 606. For additional information, see "Note 1. Nature of Operations and Summary of Significant Policies."
Accounting Standards Not Yet Adopted in Fiscal Year 2019
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes in the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Entities are also allowed to elect to early adopt the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until after their effective date. As ASU 2018-13 only revises disclosure requirements, the Company does not believe this ASU will have a material impact on our consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 is to be applied to all existing hedging relationships on the date of adoption and will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim period, with the effect of adoption reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the potential impact of ASU 2017-12 on our consolidated financial statements and does not expect to early adopt this standard.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which addresses timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires institutions to measure all expected credit losses related to financial assets measured at amortized costs with an expected loss model based on historical experience, current conditions and reasonable and supportable forecasts relevant to affect the collectability of the financial assets, which is referred to as the current expected credit loss (CECL) model. ASU 2016-13 requires enhanced disclosures, including qualitative and quantitative requirements, to help understand significant estimates and judgments used in estimating credit losses, as well as provide additional information about the amounts recorded in the financial statements. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments, Credit Losses, which made technical corrections and improvements to the previous ASU issued. These ASUs will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The amendment requires the use of the modified retrospective approach for adoption. The Company continues to make progress on the implementation plan and has submitted historical data to third party vendor to start making necessary changes to our existing credit loss estimation process. The Company does not expect to early adopt this standard and is currently evaluating the potential impact on our consolidated financial statements; however, since the magnitude of the anticipated change in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize the assets and liabilities arising from leases on the balance sheet and disclosing key information about leasing arrangements. Lessees will be required to recognize an obligation for future lease payments measured on a discounted basis and a related right-of-use asset. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

necessary, lessor accounting with the lessee accounting model and ASC Topic 606, Revenue from Contracts with Customers. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which made technical corrections and improvements to the previous ASU issued. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which allows lessors to exclude sales tax from consideration of the contract through a policy election and clarifies treatment of certain lessor costs and variable payments for contracts with lease and nonlease components. These ASUs will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance will be effective with respect to the Company beginning fiscal year 2020. The Company has a project team working on the implementation plan, is currently reviewing all existing lease agreements for which the amended guidance is to be applied, is in the process of determining which practical expedients will be elected for transition and is currently evaluating the potential impact on our consolidated financial statements.
3. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of March 31, 2019
U.S. Treasury securities	$93,696	$419	$(296)	$93,819
Mortgage-backed securities:
Government National Mortgage Association	491,888	1,811	(9,909)	483,790
Federal Home Loan Mortgage Corporation	438,605	3,697	(2,839)	439,463
Federal National Mortgage Association	303,643	1,268	(2,386)	302,525
Small Business Assistance Program	382,165	514	(2,841)	379,838
States and political subdivision securities	63,400	151	(681)	62,870
Other	1,006	—	(6)	1,000
Total	$1,774,403	$7,860	$(18,958)	$1,763,305

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2018
U.S. Treasury securities	$168,394	$—	$(1,222)	$167,172
Mortgage-backed securities:
Government National Mortgage Association	442,458	35	(16,335)	426,158
Federal Home Loan Mortgage Corporation	297,380	—	(7,055)	290,325
Federal National Mortgage Association	188,192	—	(6,081)	182,111
Small Business Assistance Program	260,458	—	(9,345)	251,113
States and political subdivision securities	69,566	4	(1,795)	67,775
Other	1,006	—	(10)	996
Total	$1,427,454	$39	$(41,843)	$1,385,650

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and approximate fair value of debt securities available for sale as of March 31, 2019 and September 30, 2018, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalty.

	March 31, 2019		September 30, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$36,309	$36,153	$111,842	$111,221
Due after one year through five years	111,862	111,756	114,920	113,069
Due after five years through ten years	8,803	8,658	11,076	10,535
Due after ten years	122	122	122	122
	157,096	156,689	237,960	234,947
Mortgage-backed securities	1,616,301	1,605,616	1,188,488	1,149,707
Securities without contractual maturities	1,006	1,000	1,006	996
Total	$1,774,403	$1,763,305	$1,427,454	$1,385,650
Proceeds from sales of securities available for sale were $0.0 million and $97.2 million for the three and six months ended March 31, 2019 and $25.0 million and $25.2 million for the three and six months ended March 31, 2018, respectively. No gross gains (pre-tax) were realized on the sales for the three and six months ended March 31, 2019 and 2018 using the specific identification method. Negligible gross losses (pre-tax) were realized on the sales for the three months ended March 31, 2019 and 2018, and $0.5 million and negligible gross losses (pre-tax) were realized on the sales for each of the six months ended March 31, 2019 and 2018, respectively, using the specific identification method. The Company recognized no other-than-temporary impairment for the three and six months ended March 31, 2019 and 2018.
Securities with an estimated fair value of approximately $945.9 million and $787.4 million at March 31, 2019 and September 30, 2018, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required by contractual obligation or law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 62% and 98% of the Company’s investment portfolio at estimated fair value at March 31, 2019 and September 30, 2018, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more-likely-than-not the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired at March 31, 2019 or September 30, 2018.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of March 31, 2019
U.S. Treasury securities	$—	$—	$44,232	$(296)	$44,232	$(296)
Mortgage-backed securities	126,015	(468)	865,274	(17,507)	991,289	(17,975)
States and political subdivision securities	—	—	49,649	(681)	49,649	(681)
Other	—	—	1,000	(6)	1,000	(6)
Total	$126,015	$(468)	$960,155	$(18,490)	$1,086,170	$(18,958)

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2018
U.S. Treasury securities	$167,172	$(1,222)	$—	$—	$167,172	$(1,222)
Mortgage-backed securities	416,677	(8,427)	709,387	(30,389)	1,126,064	(38,816)
States and political subdivision securities	23,534	(250)	42,282	(1,545)	65,816	(1,795)
Other	996	(10)	—	—	996	(10)
Total	$608,379	$(9,909)	$751,669	$(31,934)	$1,360,048	$(41,843)
As of March 31, 2019 and September 30, 2018, the Company had 293 and 390 securities, respectively, in an unrealized loss position.
4. Loans
The following table presents the composition of loans as of March 31, 2019 and September 30, 2018.

	March 31,	September 30,
	2019	2018
	(dollars in thousands)
Commercial real estate	$5,049,792	$4,629,330
Agriculture	2,121,872	2,182,688
Commercial non-real estate	1,721,095	1,699,987
Residential real estate	815,212	837,569
Consumer	44,504	49,689
Other	46,163	46,487
Ending balance	9,798,638	9,445,750
Less: Unamortized discount on acquired loans	(15,255)	(18,283)
Unearned net deferred fees and costs and loans in process	(12,472)	(11,543)
Total	$9,770,911	$9,415,924
The loan segments above include loans covered by a FDIC loss sharing agreement totaling $37.0 million and $42.6 million as of March 31, 2019 and September 30, 2018, respectively, residential real estate loans held for sale totaling $3.6 million and $5.5 million at March 31, 2019 and September 30, 2018, respectively, and $835.8 million and $865.4 million of loans accounted for at fair value at March 31, 2019 and September 30, 2018, respectively.
Unearned net deferred fees and costs totaled $13.5 million and $13.0 million as of March 31, 2019 and September 30, 2018, respectively.
Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $(1.0) million and $(1.5) million at March 31, 2019 and September 30, 2018, respectively.
Loans guaranteed by agencies of the U.S. government totaled $164.5 million and $168.6 million at March 31, 2019 and September 30, 2018, respectively.
Principal balances of residential real estate loans sold totaled $46.8 million and $67.6 million for the three months March 31, 2019 and 2018, respectively, and $100.7 million and $117.8 million for the six months ended March 31, 2019 and 2018, respectively.
Nonaccrual
Interest income on loans is accrued daily on the outstanding balances. A loan is placed on nonaccrual status and accrual of interest is discontinued when principal or interest becomes 90 days past due unless it is well secured and is in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectability of principal and interest.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s nonaccrual loans at March 31, 2019 and September 30, 2018, excluding ASC 310-30 loans. Loans greater than 90 days past due and still accruing interest as of March 31, 2019 and September 30, 2018, were $0.0 million and $0.2 million, respectively.

	March 31,	September 30,
	2019	2018
	(dollars in thousands)
Nonaccrual loans
Commercial real estate	$17,929	$22,871
Agriculture	91,771	107,198
Commercial non-real estate	6,868	6,887
Residential real estate	2,499	3,549
Consumer	87	61
Total	$119,154	$140,566
Credit Quality Information
The Company assigns all non-consumer loans a credit quality risk rating. These ratings are Pass, Watch, Substandard, Doubtful, and Loss. Loans with a Pass and Watch rating represent those loans not classified on the Company’s rating scale as problem credits, with loans with a Watch rating being monitored and updated at least quarterly by management. Substandard loans are those where a well-defined weakness has been identified that may put full collection of contractual debt at risk. Doubtful loans are those where a well-defined weakness has been identified and a loss of contractual debt is probable. Substandard and doubtful loans are monitored and updated monthly. All loan risk ratings are updated and monitored on a continuous basis. The Company generally does not risk rate residential real estate or consumer loans unless a default event such as bankruptcy or extended nonperformance takes place. Alternatively, standard credit scoring systems are used to assess credit risks of consumer loans.
The following table presents the composition of the loan portfolio by internally assigned grade as of March 31, 2019 and September 30, 2018. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $835.8 million at March 31, 2019 and $865.4 million at September 30, 2018.

As of March 31, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate ¹	Consumer ¹	Other	Total
	(dollars in thousands)
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$4,455,347	$1,584,602	$1,512,883	$762,495	$44,013	$46,163	$8,405,503
Watchlist	47,424	199,585	32,402	5,450	102	—	284,963
Substandard	32,938	158,061	20,926	6,435	210	—	218,570
Doubtful	61	137	1,325	29	—	—	1,552
Loss	—	—	—	—	—	—	—
Ending balance	4,535,770	1,942,385	1,567,536	774,409	44,325	46,163	8,910,588
Loans covered by a FDIC loss sharing agreement	—	—	—	36,975	—	—	36,975
Total	$4,535,770	$1,942,385	$1,567,536	$811,384	$44,325	$46,163	$8,947,563
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

Past Due Loans
The following table presents the Company’s past due loans at March 31, 2019 and September 30, 2018. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $835.8 million at March 31, 2019 and $865.4 million at September 30, 2018.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
	(dollars in thousands)
As of March 31, 2019
Commercial real estate	$3,051	$95	$5,519	$8,665	$4,527,105	$4,535,770
Agriculture	11,558	8,985	37,075	57,618	1,884,767	1,942,385
Commercial non-real estate	2,161	4,134	3,452	9,747	1,557,789	1,567,536
Residential real estate	2,341	700	803	3,844	770,565	774,409
Consumer	208	15	—	223	44,102	44,325
Other	—	—	—	—	46,163	46,163
Ending balance	19,319	13,929	46,849	80,097	8,830,491	8,910,588
Loans covered by a FDIC loss sharing agreement	1,955	78	214	2,247	34,728	36,975
Total	$21,274	$14,007	$47,063	$82,344	$8,865,219	$8,947,563

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
	(dollars in thousands)
As of September 30, 2018
Commercial real estate	$920	$551	$9,135	$10,606	$4,192,135	$4,202,741
Agriculture	1,243	2,042	51,579	54,864	1,932,026	1,986,890
Commercial non-real estate	551	16	4,068	4,635	1,438,680	1,443,315
Residential real estate	913	200	1,747	2,860	787,701	790,561
Consumer	83	47	1	131	49,329	49,460
Other	—	—	—	—	46,487	46,487
Ending balance	3,710	2,856	66,530	73,096	8,446,358	8,519,454
Loans covered by a FDIC loss sharing agreement	30	233	471	734	41,893	42,627
Total	$3,740	$3,089	$67,001	$73,830	$8,488,251	$8,562,081

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans
The following table presents the Company’s impaired loans. This table excludes purchased credit impaired loans and loans measured at fair value with changes in fair value reported in earnings of $835.8 million at March 31, 2019 and $865.4 million at September 30, 2018.

	March 31, 2019			September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)
Impaired loans:
With an allowance recorded:
Commercial real estate	$22,058	$22,102	$2,258	$25,136	$25,223	$3,668
Agriculture	67,476	81,601	14,281	60,053	76,874	9,590
Commercial non-real estate	14,214	16,933	3,338	14,177	17,241	4,508
Residential real estate	3,093	3,678	1,562	4,509	5,153	2,210
Consumer	209	213	123	160	165	61
Total impaired loans with an allowance recorded	107,050	124,527	21,562	104,035	124,656	20,037
With no allowance recorded:
Commercial real estate	10,595	50,487	—	15,764	58,141	—
Agriculture	92,021	102,968	—	77,172	80,355	—
Commercial non-real estate	8,669	17,809	—	8,905	18,047	—
Residential real estate	3,539	5,969	—	2,177	4,574	—
Consumer	—	117	—	1	118	—
Total impaired loans with no allowance recorded	114,824	177,350	—	104,019	161,235	—
Total impaired loans	$221,874	$301,877	$21,562	$208,054	$285,891	$20,037
The following table presents the average recorded investment on impaired loans and interest income recognized on impaired loans for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended				Six Months Ended
	March 31, 2019		March 31, 2018		March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(dollars in thousands)
Commercial real estate	$34,475	$345	$66,577	$477	$36,616	$697	$56,875	$2,053
Agriculture	151,021	2,203	121,062	1,189	146,423	3,202	124,200	2,171
Commercial non-real estate	22,556	312	30,350	325	22,731	678	30,878	776
Residential real estate	6,724	93	7,578	116	6,711	182	7,636	281
Consumer	237	6	238	4	212	11	256	8
Total	$215,013	$2,959	$225,805	$2,111	$212,693	$4,770	$219,845	$5,289
Valuation adjustments made to repossessed properties totaled $0.1 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively, and $2.0 million and $0.7 million for the six months ended March 31, 2019 and 2018, respectively. The adjustments are included in net loss on repossessed property and other related expenses in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are TDRs that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan and lease losses for TDRs were $7.4 million and $9.2 million at March 31, 2019 and September 30, 2018, respectively. There were $0.6 million of commitments to lend additional funds to borrowers whose loans were modified in a TDR as of March 31, 2019 and $0.3 million commitments to lend additional funds to borrowers whose loans were modified in a TDR as of September 30, 2018.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the recorded value of the Company’s TDR balances as of March 31, 2019 and September 30, 2018.

	March 31, 2019		September 30, 2018
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Commercial real estate	$1,930	$1,068	$2,649	$2,616
Agriculture	12,377	46,592	13,248	73,741
Commercial non-real estate	2,498	705	3,420	656
Residential real estate	347	115	389	143
Consumer	91	61	77	—
Total	$17,243	$48,541	$19,783	$77,156
TDRs are generally restructured through either a rate modification, term extension, payment modification or due to a bankruptcy. The following table presents a summary of all accruing loans restructured in TDRs for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31,						Six Months Ended March 31,
	2019			2018			2019			2018
		Recorded Investment			Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Commercial real estate	—	$—	$—	—	$—	$—	—	$—	$—	—	$—	$—
Agriculture	—	—	—	2	6,073	6,073	—	$—	—	2	6,073	6,073
Commercial non-real estate	—	—	—	—	—	—	—	$—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	1	73	73	1	$89	89	1	73	73
Total accruing	—	$—	$—	3	$6,146	$6,146	1	$89	$89	3	$6,146	$6,146
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—	—	—	—
The following table presents a summary of all nonaccruing loans restructured in TDRs for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31,						Six Months Ended March 31,
	2019			2018			2019			2018
		Recorded Investment			Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
(dollars in thousands)
Commercial real estate	—	$—	$—	—	$—	$—	—	$—	$—	—	$—	$—
Agriculture	—	—	—	6	8,374	8,374	—	$—	—	6	8,374	8,374
Commercial non-real estate	—	—	—	—	—	—	—	$—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	$—	—	—	—	—
Total nonaccruing	—	$—	$—	6	$8,374	$8,374	—	$—	$—	6	$8,374	$8,374
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—	—	—	—

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default for the three and six months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,				Six Months Ended March 31,
	2019		2018		2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate	—	$—	—	$—	—	$—	1	$1,012
Agriculture	—	—	3	4,264	—	—	4	5,011
Commercial non-real estate	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	—	$—	3	$4,264	—	$—	5	$6,023
For purposes of the table above, a loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. There were $0.0 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, and $0.0 million and $0.6 million for the six months ended March 31, 2019 and 2018, respectively, of loans removed from TDR status as they were restructured at market terms and are performing.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the Company’s allowance for loan and lease losses roll forward for the three and six months ended March 31, 2019 and 2018.

Three Months Ended March 31, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance January 1, 2019	$16,348	$31,785	$12,093	$4,611	$430	$926	$66,193
Charge-offs	(75)	(5,767)	(110)	(310)	(85)	(249)	(6,596)
Recoveries	162	199	104	125	44	99	733
Provision	(855)	7,508	962	(344)	(15)	150	7,406
Impairment of ASC 310-30 loans	23	—	—	244	—	—	267
Ending balance March 31, 2019	$15,603	$33,725	$13,049	$4,326	$374	$926	$68,003

Three Months Ended March 31, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance January 1, 2018	$15,995	$24,750	$16,434	$5,475	$307	$1,062	$64,023
Charge-offs	(1,268)	(783)	(1,605)	(20)	(62)	(557)	(4,295)
Recoveries	61	125	88	27	20	190	511
Provision	4,077	152	813	(341)	14	281	4,996
Impairment (improvement) of ASC 310-30 loans	49	(115)	—	(30)	—	—	(96)
Ending balance March 31, 2018	$18,914	$24,129	$15,730	$5,111	$279	$976	$65,139

Six Months Ended March 31, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance October 1, 2018	$16,777	$28,121	$13,610	$4,749	$257	$1,026	$64,540
Charge-offs	(946)	(7,028)	(1,471)	(642)	(334)	(394)	(10,815)
Recoveries	259	357	228	287	128	131	1,390
Provision	(68)	12,275	682	(369)	323	163	13,006
(Improvement) impairment of ASC 310-30 loans	(419)	—	—	301	—	—	(118)
Ending balance March 31, 2019	$15,603	$33,725	$13,049	$4,326	$374	$926	$68,003

Six Months Ended March 31, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance January 1, 2018	$16,941	$25,757	$14,114	$5,347	$329	$1,015	$63,503
Charge-offs	(1,597)	(2,981)	(2,844)	(275)	(116)	(1,091)	(8,904)
Recoveries	209	172	209	117	42	334	1,083
Provision	3,322	1,296	4,251	(11)	24	718	9,600
Impairment (improvement) of ASC 310-30 loans	39	(115)	—	(67)	—	—	(143)
Ending balance March 31, 2018	$18,914	$24,129	$15,730	$5,111	$279	$976	$65,139

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance as of March 31, 2019 and September 30, 2018. These tables are presented net of unamortized discount on acquired loans and excludes loans of $835.8 million measured at fair value, loans held for sale of $3.6 million, and guaranteed loans of $153.5 million for March 31, 2019 and loans measured at fair value of $865.4 million, loans held for sale of $5.5 million, and guaranteed loans of $160.3 million for September 30, 2018.

As of March 31, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$2,258	$14,281	$3,338	$1,562	$123	$—	$21,562
Collectively evaluated for impairment	13,085	19,179	9,711	2,201	251	926	45,353
ASC 310-30 loans	260	265	—	563	—	—	1,088
Total allowance	$15,603	$33,725	$13,049	$4,326	$374	$926	$68,003
Financing Receivables
Individually evaluated for impairment	$32,653	$159,497	$22,883	$6,632	$209	$—	$221,874
Collectively evaluated for impairment	4,395,621	1,758,897	1,492,803	765,417	43,616	46,163	8,502,517
ASC 310-30 loans	27,296	2,827	403	35,038	500	—	66,064
Loans Outstanding	$4,455,570	$1,921,221	$1,516,089	$807,087	$44,325	$46,163	$8,790,455

As of September 30, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,668	$9,590	$4,508	$2,210	$61	$—	$20,037
Collectively evaluated for impairment	12,430	18,266	9,102	2,277	196	1,026	43,297
ASC 310-30 loans	679	265	—	262	—	—	1,206
Total allowance	$16,777	$28,121	$13,610	$4,749	$257	$1,026	$64,540
Financing Receivables
Individually evaluated for impairment	$40,900	$137,225	$23,082	$6,686	$161	$—	$208,054
Collectively evaluated for impairment	4,053,712	1,823,947	1,364,511	780,047	48,711	46,487	8,117,415
ASC 310-30 loans	27,001	2,815	416	40,025	588	—	70,845
Loans Outstanding	$4,121,613	$1,963,987	$1,388,009	$826,758	$49,460	$46,487	$8,396,314
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
The ALLL for ASC 310-30 loans totaled $1.1 million at March 31, 2019, compared to $1.2 million at September 30, 2018. For the three and six months ended March 31, 2019, loan pools accounted for under ASC 310-30 had a net impairment of $0.3 million and a net reversal of provision of $0.1 million, respectively. For the three and six months ended March 31, 2018, loan pools accounted for under ASC 310-30 had a net reversal of provision of $0.1 million and $0.1 million, respectively. The net impairment of provision for the three months ended March 31, 2019 due to actual cash flows being lower than expected while the net reversal of provision for the six months ended March 31, 2019 was a result of accretion resuming on an individually accounted for loan previously on cost recovery. The net reversals of provision for the three and six months ended March 31, 2018 were driven by increases in expected cash flows.
The reserve for unfunded loan commitments was $0.5 million at both March 31, 2019 and September 30, 2018 and is recorded in accrued expenses and other liabilities on the consolidated balance sheets.

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
The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(dollars in thousands)
Balance at beginning of period	$35,493	$41,918	$34,973	$44,131
Accretion	(2,188)	(3,664)	(4,343)	(7,045)
Reclassification from (to) nonaccretable difference	375	(413)	3,050	755
Balance at end of period	$33,680	$37,841	$33,680	$37,841
The reclassifications from nonaccretable difference noted in the table above represent instances where specific pools of loans are expected to perform better over the remaining lives of the loans than expected at the prior re-assessment date.
The following table provides purchased credit impaired loans at March 31, 2019 and September 30, 2018.

	March 31, 2019			September 30, 2018
	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³
	(dollars in thousands)
Commercial real estate	$99,468	$27,296	$27,036	$100,761	$27,001	$26,322
Agriculture	4,622	2,827	2,562	4,841	2,815	2,551
Commercial non-real estate	7,419	403	403	7,475	416	416
Residential real estate	40,969	35,038	34,475	46,646	40,025	39,763
Consumer	555	500	500	656	588	588
Total lending	$153,033	$66,064	$64,976	$160,379	$70,845	$69,640
[1] Represents the legal balance of ASC 310-30 loans.
[2] Represents the book balance of ASC 310-30 loans.
[3] Represents the book balance of ASC 310-30 loans net of the related allowance for loan and lease losses.
7. FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the TierOne Bank acquisition, the Company is reimbursed for a portion of the losses incurred on covered assets under the non-commercial loss share agreement. As covered assets are resolved, whether through repayment, short sale of the underlying collateral, the foreclosure on or sale of collateral, or the sale or charge-off of loans or other repossessed property, any differences between the carrying value of the covered assets versus the payments received during the resolution process that are reimbursable by the FDIC are recognized as reductions in the FDIC indemnification asset. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table represents a summary of the activity related to the FDIC indemnification asset for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(dollars in thousands)
Balance at beginning of period	$1,950	$4,692	$2,502	$5,704
Amortization	(360)	(732)	(853)	(1,750)
Changes in expected reimbursements from FDIC for changes in expected credit losses	(13)	(15)	(13)	(33)
Changes in reimbursable expenses	(16)	(456)	(41)	(662)
(Reimbursements) payments of covered losses (from) to the FDIC	(9)	189	(43)	419
Balance at end of period	$1,552	$3,678	$1,552	$3,678
The loss claims filed are subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreement which ends June 4, 2020.
8. Derivative Financial Instruments
The Company uses interest rate swaps to manage its interest rate risk and market risk in accommodating the needs of its customers. The Company recognizes all derivatives on the consolidated balance sheet at fair value in either other assets or accrued expenses and other liabilities as appropriate. The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by the Company as of March 31, 2019 and September 30, 2018.

	March 31, 2019			September 30, 2018
	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps
Financial institution counterparties	$1,237,398	$4,394	$(12,824)	$1,082,630	$22,696	$(2,231)
Customer counterparties	430,434	20,676	(40)	217,066	1,533	(2,160)
Mortgage loan commitments	22,463	21	—	22,195	—	(28)
Mortgage loan forward sale contracts	25,103	—	(21)	27,408	28	—
Total	$1,715,398	$25,091	$(12,885)	$1,349,299	$24,257	$(4,419)
Netting of Derivatives
The Company records the derivatives on a net basis when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement. When bilateral netting agreements or similar agreements exist between the Company and its counterparties that create a single legal claim or obligation to pay or receive the net amount in settlement of the individual derivative contracts, the Company reports derivative assets and liabilities on a net by derivative contract by counterparty basis. The following tables provide information on the Company's netting adjustments as of March 31, 2019 and September 30, 2018.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
As of March 31, 2019
Total Derivative Assets	$25,091	$(3,198)	$3,950	$25,843
Total Derivative Liabilities ¹	$(12,885)	$3,198	$9,629	$(58)
[1] There was an additional $11.4 million of collateral held for initial margin with our Futures Clearing Merchant for clearing derivatives at March 31, 2019 and is included in other assets in the consolidated balance sheets.

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
Credit-risk-related contingent features
The Company has agreements with its derivative counterparties that contain a provision where if the Company or the derivative counterparty fails to maintain its status as a well/adequately capitalized institution, then the other party has the right to terminate the derivative positions and the Company or the derivative counterparty would be required to settle its obligations under the agreements. The Company has minimum collateral pledging thresholds with its Swap Dealers and Futures Clearing Merchant.
Beginning in the second quarter of fiscal year 2018, the Company entered into RPAs with some of its derivative counterparties to assume the credit exposure related to interest rate derivative contracts. The Company's loan customer enters into an interest rate swap directly with a derivative counterparty and the Company agrees through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $49.7 million and $37.4 million as of March 31, 2019 and September 30, 2018, respectively. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be $4.9 million and $0.4 million at March 31, 2019 and September 30, 2018, respectively, based on the fair value of the underlying swaps.
The effect of derivatives on the consolidated statements of income for the three and six months ended March 31, 2019 and 2018 was as follows.

		Amount of (Loss) Gain Recognized in Consolidated Statements of Income
		Three Months Ended March 31,		Six Months Ended March 31,
	Location of (Loss) Gain Recognized in Consolidated Statements of Income	2019	2018	2019	2018
		(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Net realized and unrealized (loss) gain on derivatives	$(11,032)	$14,282	$(29,348)	$21,509
Mortgage loan commitments	Net realized and unrealized (loss) gain on derivatives	9	2	21	3
Mortgage loan forward sale contracts	Net realized and unrealized (loss) gain on derivatives	(9)	(2)	(21)	(3)
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
Long-term loans for which the fair value option has been elected had a net unfavorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $0.5 million at March 31, 2019 and a net unfavorable difference of approximately $34.8 million at September 30, 2018. The total unpaid principal balance of these long-term loans was approximately $836.3 million and $900.2 million at March 31, 2019 and September 30, 2018, respectively. The fair value of these loans is included in total loans in the consolidated balance sheets and are grouped with commercial real estate, agricultural and commercial non-real estate loans in Note 4. As of March 31, 2019 and September 30, 2018, there were loans with a fair value of $20.7 million and $30.9 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $24.5 million and $34.7 million, respectively.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Changes in fair value for items for which the fair value option has been elected and the line items in which these changes are reported within the consolidated statements of income are as follows for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31,				Six Months Ended March 31,
	2019		2018		2019		2018
	Noninterest Income (Loss)	Total Changes in Fair Value	Noninterest Income (Loss)	Total Changes in Fair Value	Noninterest Income (Loss)	Total Changes in Fair Value	Noninterest Income (Loss)	Total Changes in Fair Value
	(dollars in thousands)
Long-term loans	$14,018	$14,018	$(14,838)	$(14,838)	$33,234	$33,234	$(23,502)	$(23,502)
For long-term loans, $0.4 million and $1.4 million for the three months ended March 31, 2019 and 2018 and $0.8 million and $0.3 million for the six months ended March 31, 2019 and 2018, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
10. Core Deposits and Other Intangibles
The following table presents a summary of intangible assets subject to amortization as of March 31, 2019 and September 30, 2018.

	Core Deposit Intangible	Brand Intangible	Other Intangible	Total
	(dollars in thousands)
As of March 31, 2019
Gross carrying amount	$7,339	$8,464	$538	$16,341
Accumulated amortization	(3,083)	(6,110)	(224)	(9,417)
Net intangible assets	$4,256	$2,354	$314	$6,924
As of September 30, 2018
Gross carrying amount	$7,339	$8,464	$538	$16,341
Accumulated amortization	(2,610)	(5,828)	(191)	(8,629)
Net intangible assets	$4,729	$2,636	$347	$7,712
Amortization expense of intangible assets was $0.4 million for both the three months ended March 31, 2019 and 2018 and $0.8 million and $0.9 million for the six months ended March 31, 2019 and 2018, respectively.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2019	$750
2020	1,430
2021	1,334
2022	1,249
2023	967
2024 and thereafter	1,194
Total	$6,924
11. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $101.2 million and $109.9 million and fair value of approximately $98.8 million and $104.6 million at March 31, 2019 and September 30, 2018, respectively. In most cases, in alignment with the repurchase agreements in place with our customers, the Company over-collateralizes the agreements at 102% of total funds borrowed to protect the purchaser from changes in market value. Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at March 31, 2019 and September 30, 2018.

	March 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	62,537	—	—	—	62,537
Total repurchase agreements	$62,537	$—	$—	$—	$62,537

	September 30, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	90,907	—	—	—	90,907
Total repurchase agreements	$90,907	$—	$—	$—	$90,907
12. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at March 31, 2019 and September 30, 2018.

	March 31,	September 30,
	2019	2018
	(dollars in thousands)
Short-term borrowings:
FHLB fed funds advance, matured	$—	$100,000
Long-term borrowings:
Notes payable to FHLB, interest rates from 2.68% to 3.66% and maturity dates from March 2021 to September 2024, collateralized by real estate loans, with various call dates at the option of the FHLB	275,000	175,000
Total	$275,000	$275,000
As of March 31, 2019 and September 30, 2018, the Company had a borrowing capacity of $1.64 billion and $1.59 billion, respectively, with the FRB Discount Window. Principal balances of loans pledged to FRB Discount Window to collateralize the borrowing totaled $1.94 billion at March 31, 2019 and $1.89 billion at September 30, 2018. The Company has secured this line for contingency funding.
As of March 31, 2019 and September 30, 2018, based on its collateral pledged, the additional borrowing capacity of the Company with the FHLB was $2.04 billion and $1.82 billion, respectively.
Principal balances of loans pledged to the FHLB to collateralize notes payable totaled $4.48 billion and $3.95 billion at March 31, 2019 and September 30, 2018, respectively. The Company purchased letters of credit from the FHLB to pledge as collateral on public deposits. The amount outstanding was $217.0 million and $150.0 million at March 31, 2019 and September 30, 2018, respectively.
As of March 31, 2019, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2019	$—
2020	—
2021	70,000
2022	60,000
2023	85,000
2024 and thereafter	60,000
Total	$275,000

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

13. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has seven trusts which were created or assumed as part of prior acquisitions that as of March 31, 2019 have issued and outstanding in the aggregate 73,400 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities"). These seven trusts were established and exist for the sole purpose of issuing Preferred Securities and investing the proceeds in junior subordinated deferrable interest debentures ("Debentures") issued by the Company. The Debentures constitute the sole assets of the seven trusts. The Preferred Securities provide for cumulative cash distributions calculated at a rate based on three month LIBOR plus a range from 1.48% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock, but not beyond the respective maturity date. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for all seven Preferred Securities as the call option date has passed. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's common and preferred stock. The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes, the Debentures qualify as elements of capital. As of March 31, 2019 and September 30, 2018, $73.6 million of Debentures, net of fair value adjustment, were eligible for treatment as Tier 1 capital.
Relating to the trusts, the Company held as assets $2.5 million in common shares at March 31, 2019 and September 30, 2018, which are included in other assets on the consolidated balance sheets.
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under Capital Rules in effect at March 31, 2019, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, which commenced on February 15, 2016 until August 15, 2020, or the date of earlier redemption, and then from August 15, 2020 to the stated maturity date or earlier redemption, the notes will bear interest at a rate per annum equal to three month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. Unamortized debt issuance costs related to these notes, which are included in Subordinated Debentures and Subordinated Notes Payable, totaled $0.1 million at March 31, 2019 and September 30, 2018. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Subordinated debentures and subordinated notes payable are summarized as follows.

	March 31, 2019		September 30, 2018
	Amount Outstanding	Common Shares Held in Other Assets	Amount Outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to non-consolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	5,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	75,920	$2,520
Less: fair value adjustment ¹	(2,294)		(2,317)
Total junior subordinated debentures payable, net of fair value adjustment	73,626		73,603
Subordinated notes payable
Fixed to floating rate, 4.875% per annum	35,000		35,000
Less: unamortized debt issuance costs	(98)		(135)
Total subordinated notes payable	34,902		34,865
Total subordinated debentures and subordinated notes payable	$108,528		$108,468
[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.
14. Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan ("401(k) Plan"). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $1.1 million and $1.2 million to the 401(k) Plan for the three months ended March 31, 2019 and 2018 and $2.9 million and $3.0 million for the six months ended March 31, 2019 and 2018, respectively.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Stock compensation is recognized based on the number of awards to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of income. Stock compensation expense was $1.4 million for both of the three months ended March 31, 2019 and 2018 and $3.1 million and $2.9 million for the six months ended March 31, 2019 and 2018, respectively. Related income tax benefits recognized were $0.4 million for both of the three months ended March 31, 2019 and 2018 and $0.8 million and $1.0 million for the six months ended March 31, 2019 and 2018, respectively.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of March 31, 2019 and September 30, 2018. The number of performance shares granted in the following table are reflected at the amount of achievement of the pre-established targets.

	March 31, 2019		September 30, 2018
	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted Shares
Restricted shares, beginning of fiscal year	163,287	$37.86	180,337	$33.06
Granted	106,364	37.29	89,376	41.07
Vested	(74,242)	38.65	(97,682)	32.11
Forfeited	(641)	39.53	(8,744)	35.99
Canceled	—	—	—	—
Restricted shares, end of period	194,768	$37.24	163,287	$37.86

Vested, but not issuable at end of period	50,770	$33.88	39,514	$32.90

Performance Shares
Performance shares, beginning of fiscal year	175,196	$36.29	133,604	$33.39
Granted	70,107	28.55	53,682	29.52
Vested	(59,803)	30.78	(7,017)	18.00
Forfeited	(93)	37.72	(5,073)	37.75
Canceled	—	—	—	—
Performance shares, end of period	185,407	$38.50	175,196	$36.29

Vested, but not issuable at end of period	5,612	$18.00	5,612	$18.00
As of March 31, 2019, there was $8.3 million of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a period of 2.7 years. The fair value of the vested, but not issued stock awards was $1.8 million and $1.9 million at March 31, 2019 and September 30, 2018, respectively.
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
Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and classified as Level 2 securities. Level 2 securities include mortgage-backed, states and political subdivisions, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 securities were immaterial at March 31, 2019 and September 30, 2018.
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

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and September 30, 2018.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of March 31, 2019
U.S. Treasury securities	$93,819	$93,819	$—	$—
Mortgage-backed securities	1,605,616	—	1,605,616	—
States and political subdivision securities	62,870	—	61,559	1,311
Other	1,000	—	1,000	—
Total securities available for sale	$1,763,305	$93,819	$1,668,175	$1,311
Derivatives-assets	$25,843	$—	$25,843	$—
Derivatives-liabilities	58	—	58	—
Fair value loans	835,822	—	835,822	—
Loan servicing rights	2,674	—	—	2,674
As of September 30, 2018
U.S. Treasury securities	$167,172	$167,172	$—	$—
Mortgage-backed securities	1,149,707	—	1,149,707	—
States and political subdivision securities	67,775	—	66,805	970
Other	996	—	996	—
Total securities available for sale	$1,385,650	$167,172	$1,217,508	$970
Derivatives-assets	$1,911	$—	$1,911	$—
Derivatives-liabilities	2,188	—	2,188	—
Fair value loans	865,386	—	865,386	—
Loan servicing rights	3,087	—	—	3,087
The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(dollars in thousands)
Other securities available for sale
Balance, beginning of period	$961	$965	$970	$1,069
Additions	350	—	350	—
Principal paydown	—	—	(9)	(104)
Balance, end of period	$1,311	$965	$1,311	$965

Loan servicing rights
Balance, beginning of period	$2,862	$3,799	$3,087	$4,074
Realized and unrealized loss ¹	(188)	(213)	(413)	(488)
Balance, end of period	$2,674	$3,586	$2,674	$3,586
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
The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and September 30, 2018.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of March 31, 2019
Other repossessed property	$31,834	$—	$—	$31,834
Impaired loans	200,312	—	—	200,312
Loans held for sale, at lower of cost or fair value	3,648	—	3,648	—
Property held for sale	3,216	—	—	3,216
As of September 30, 2018
Other repossessed property	$22,225	$—	$—	$22,225
Impaired loans	188,017	—	—	188,017
Loans held for sale, at lower of cost or fair value	5,456	—	5,456	—
Property held for sale	1,104	—	—	1,104
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at March 31, 2019 were as follows.

	Fair Value of Assets / (Liabilities) at March 31, 2019	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other repossessed property	$31,834	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	200,312	Appraisal value	Property specific adjustment	N/A	N/A
Property held for sale	3,216	Appraisal value	Property specific adjustment	N/A	N/A
Disclosures about Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of as of March 31, 2019 and September 30, 2018. Significant assets and liabilities that are not considered financial instruments include premises and equipment, deferred income taxes, goodwill, and core deposit and other intangibles. Additionally, in accordance with the disclosure guideline, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for on-balance sheet instruments as of March 31, 2019 and September 30, 2018 are as follows.

		March 31, 2019		September 30, 2018
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$282,638	$282,638	$298,696	$298,696
Loans, net, excluding fair valued loans, loans held for sale and impaired loans ¹	Level 3	8,731,128	8,721,910	8,357,065	8,231,829
Liabilities
Time deposits	Level 2	2,087,558	2,086,538	1,847,078	1,848,550
FHLB advances and other borrowings	Level 2	275,000	280,374	275,000	275,797
Securities sold under repurchase agreements	Level 2	62,537	62,537	90,907	90,907
Subordinated debentures and subordinated notes payable	Level 2	108,528	102,285	108,468	107,841
[1] Includes $13.5 million and $13.0 million of net deferred loan fees at March 31, 2019 and September 30, 2018, respectively, of which carrying value approximates fair value.
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
The following information was used in the computation of basic and diluted earnings per share (EPS) for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)
Net income	$44,511	$40,532	$90,297	$69,762

Weighted average common shares outstanding	56,994,817	58,941,315	57,484,838	58,921,972
Dilutive effect of stock based compensation	79,857	204,802	72,146	194,951
Weighted average common shares outstanding for diluted earnings per share calculation	57,074,674	59,146,117	57,556,984	59,116,923

Basic earnings per share	$0.78	$0.69	$1.57	$1.18
Diluted earnings per share	$0.78	$0.69	$1.57	$1.18
The Company had no shares of unvested performance stock as of March 31, 2019 and 2018, which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 67,971 and no shares of anti-dilutive stock awards outstanding as of March 31, 2019 and 2018, respectively.

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
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended March 31, 2019 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended March 31, 2018.

Tax Equivalent Presentation
All references to net interest income, net interest margin, interest income on non-ASC 310-30 loans, yield on non-ASC 310-30 loans and the related non-GAAP adjusted financial measure of each item are presented on a FTE basis unless otherwise noted. In fiscal year 2018, the Tax Reform Act reduced the federal tax rate for corporations from 35% to 21%. Because of the Company's September 30 fiscal year end, a blended statutory rate of 24.5% was applied to all FTE non-GAAP adjusted financial measures for fiscal year 2018 and a fully phased in statutory federal tax rate of 21% was applied to all FTE non-GAAP adjusted financial measures beginning in fiscal year 2019.
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
Highlights for the Three and Six Months Ended March 31, 2019
Net income was $44.5 million, or $0.78 per diluted share, for the second quarter of fiscal year 2019, compared to $40.5 million, or $0.69 per diluted share, for the second quarter of fiscal year 2018, an increase of $4.0 million, or 9.8%. Compared to the second quarter of fiscal year 2018, total revenue (non-FTE) for the current period grew by 2.0%, provision for loan and lease losses was higher by 56.6% and noninterest expenses were reduced by 4.3%. Total revenue (non-FTE) is the sum of net interest income (non-FTE) and noninterest income. Net income was $90.3 million, or $1.57 per diluted share, for the first six months of fiscal year 2019, compared to $69.8 million, or $1.18 per diluted share, for the same period in fiscal year 2018. Excluding a deferred tax revaluation due to the Tax Reform Act, adjusted net income was $83.3 million, or $1.41 per diluted share, for the first six months of fiscal year 2018. Our efficiency ratio was 45.6% and 48.6% for the second quarter of fiscal year 2019 and 2018, respectively. Our efficiency ratio was 45.8% and 47.2% for the first six months of fiscal year 2019 and 2018, respectively. For more information on our adjusted net income and efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest bearing liabilities, was 3.75%, 3.81% and 3.92%, respectively, for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.76%, 3.81% and 3.86%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin decreased by 17 and 10 basis points, respectively, compared to the same quarter in fiscal year 2018. Net interest margin decreased between the two periods primarily due to a 51 basis point increase in the cost of interest-bearing deposits, partially offset by a decrease in the yield on interest-earnings assets which increased 28 basis points, respectively, driven by higher average loan and investment balances as a proportion of earnings assets and improving yields. A $2.0 million reduction in the current quarter of the cost of interest rate swaps compared to the same period in fiscal year 2018 is the primary driver of the less pronounced decrease in adjusted net interest margin compared to the decrease in net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Total loans were $9.77 billion at March 31, 2019 compared to $9.42 billion at September 30, 2018, an increase of $355.0 million, or 3.8%. The net growth occurred predominately in the CRE category of the loan portfolio, which grew $420.5 million, mainly across the non-owner occupied and multifamily residential segments, partially offset by a decrease in the agriculture category of the loan portfolio of $60.8 million.
Deposits were $10.47 billion at March 31, 2019, an increase of $734.9 million, or 7.6%, compared to $9.73 billion at September 30, 2018. The growth was primarily driven by growth in interest-bearing demand deposits, which increased $512.6 million, or 8.5%, and time deposits, which increased $240.5 million, or 13.0%.
At March 31, 2019, loans graded "Watch" were $301.1 million, a decrease of $42.2 million, or 12.3%, compared to September 30, 2018 while loans graded "Substandard" were $258.9 million, an increase of $6.2 million, or 2.5%, over the same period. Nonaccrual loans, including ASC 310-30 loans, were $121.6 million as of March 31, 2019, a decrease of $21.6 million compared to September 30, 2018. Total other repossessed property balances were $32.5 million as of March 31, 2019, an increase of $9.4 million, or 40.6%, compared to September 30, 2018.
Provision for loan and lease losses was $7.7 million for the second quarter of fiscal year 2019, compared to $4.9 million for the same period of fiscal year 2018. Net charge-offs for the second quarter of fiscal year 2019 were $5.9 million, or 0.25% of average total loans on an annualized basis, with the majority of net charge-offs concentrated in the agricultural category of the loan portfolio. For the comparable period in fiscal year 2018, net charge-offs were $3.8 million, or 0.17% of average total loans on an annualized basis. The ratio of ALLL to total loans was 0.70% at March 31, 2019 compared to 0.69% at September 30, 2018. The balance of the ALLL increased to $68.0 million at March 31, 2019 from $64.5 million at September 30, 2018.
Tier 1 capital, total capital and Tier 1 leverage ratios were 11.4%, 12.4% and 10.2%, respectively, at March 31, 2019, compared to 12.0%, 13.0% and 10.7%, respectively, at September 30, 2018. In addition, our Common Equity Tier 1 ratio was 10.7% and 11.3% at March 31, 2019 and September 30, 2018, respectively. Our tangible common equity to tangible assets ratio was 9.2% at March 31, 2019 and 9.6% at September 30, 2018. All regulatory capital ratios remain above regulatory minimums to be considered "well capitalized". For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Key Factors Affecting Our Business and Financial Performance
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, our financial performance is impacted by a number of external factors outside our control, as well as our ability to execute on the key components of our strategy for continued success and future growth. There have been no material changes to these factors or key components of our strategy except as otherwise supplemented within this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 and within our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018.

Results of Operations—Three and Six Months Ended March 31, 2019 and 2018
Overview
The following table highlights certain key financial and performance information for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest income (FTE)	$135,328	$118,849	$268,879	$235,368
Interest expense	30,411	16,680	57,578	31,011
Noninterest income	18,223	18,742	34,943	35,416
Noninterest expense	56,580	59,144	113,686	114,012
Provision for loan and lease losses	7,673	4,900	12,888	9,457
Net income	44,511	40,532	90,297	69,762
Adjusted net income ¹	44,511	40,532	90,297	83,348
Common shares outstanding	56,938,435	58,896,189	56,938,435	58,896,189
Weighted average diluted common shares outstanding	57,074,674	59,146,117	57,556,984	59,116,923
Earnings per common share - diluted	$0.78	$0.69	$1.57	$1.18
Adjusted earnings per common share - diluted ¹	0.78	0.69	1.57	1.41
Performance Ratios:
Net interest margin (FTE) ¹ ²	3.75%	3.92%	3.78%	3.91%
Adjusted net interest margin (FTE) ¹ ²	3.76%	3.86%	3.79%	3.83%
Return on average total assets ²	1.44%	1.40%	1.46%	1.20%
Return on average common equity ²	9.9%	9.3%	10.0%	7.9%
Return on average tangible common equity ¹ ²	16.9%	16.2%	17.0%	13.9%
Efficiency ratio ¹	45.6%	48.6%	45.8%	47.2%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

[2] Annualized for all partial-year periods.
Net Interest Income
The following table presents net interest income, net interest margin and adjusted net interest margin for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(dollars in thousands)
Net interest income:
Total interest income (FTE)	$135,328	$118,849	$268,879	$235,368
Less: Total interest expense	30,411	16,680	57,578	31,011
Net interest income (FTE)	$104,917	$102,169	$211,301	$204,357
Net interest margin (FTE) and adjusted net interest margin (FTE) ¹
Average interest-earning assets	11,345,559	10,571,300	11,216,179	10,492,091
Average interest-bearing liabilities	10,639,351	9,900,091	10,510,762	9,826,013
Net interest margin (FTE)	3.75%	3.92%	3.78%	3.91%
Adjusted net interest margin (FTE) ¹	3.76%	3.86%	3.79%	3.83%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net interest income was $104.9 million for the second quarter of fiscal year 2019, compared to $102.2 million for the same period in fiscal year 2018, an increase of $2.7 million, or 2.7%. Net interest income was $211.3 million for the first six months of fiscal year 2019, compared to $204.4 million for the same period in fiscal year 2018, an increase of $6.9 million, or 3.4%. The increase in net interest income for both periods was primarily attributable to higher loan interest income driven by 5.8% and 6.1%, respectively, of growth in average loans outstanding between the periods combined with higher yields on loans, partially offset by higher interest expense associated with interest-bearing deposits and borrowings.

Net interest margin was 3.75% and 3.92% for the second quarter of fiscal year 2019 and 2018, respectively, a decrease of 17 basis points, while the adjusted net interest margin was 3.76% and 3.86% for the second quarter of fiscal year 2019 and 2018, respectively, a decrease of 10 basis points. Net interest margin was 3.78% and 3.91% for the first six months of fiscal year 2019 and 2018, respectively, a decrease of 13 basis points, while the adjusted net interest margin was 3.79% and 3.83% for the first six months of fiscal year 2019 and 2018, respectively, a decrease of 4 basis points. The decreases in net interest margin for both three and six month periods were primarily due to a 51 and 48 basis point increase, respectively, in the cost of interest-bearing deposits, partially offset by the yield on interest-earnings assets which increased 28 and 31 basis points, respectively, driven by higher average loan and investment balances as a proportion of earnings assets and improving yields. A $2.0 million and $4.5 million, respectively, reduction in the cost of interest rate swaps between the three and six month periods in fiscal year 2019 and the comparable periods in fiscal year 2018 is the primary driver for the less pronounced decrease in adjusted net interest margin compared to the decrease in net interest margin for both periods. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The following tables present the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three and six month periods, respectively. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual is immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $753.2 million at March 31, 2019 and $789.5 million at March 31, 2018, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected in the following table has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. ASC 310-30 loans represent loans accounted for in accordance with ASC 310-30, Accounting for Purchased Loans, that were credit impaired at the time we acquired them. Non-ASC 310-30 loans represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest (FTE)	Yield / Cost ¹	Average Balance	Interest (FTE)	Yield / Cost ¹
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$63,546	$497	3.17%	$58,943	$227	1.56%
Investment securities	1,603,038	9,957	2.52%	1,365,152	7,013	2.08%
Non-ASC 310-30 loans, net ²	9,615,096	122,970	5.19%	9,064,899	108,427	4.85%
ASC 310-30 loans, net	63,879	1,904	12.09%	82,306	3,182	15.68%
Loans, net	9,678,975	124,874	5.23%	9,147,205	111,609	4.95%
Total interest-earning assets	11,345,559	135,328	4.84%	10,571,300	118,849	4.56%
Noninterest-earning assets	1,186,286			1,155,481
Total assets	$12,531,845	$135,328	4.38%	$11,726,781	$118,849	4.11%
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,800,307			$1,786,059
Interest-bearing deposits	6,363,730	$17,865	1.14%	5,929,757	$9,490	0.65%
Time deposits	2,039,208	9,233	1.84%	1,315,209	3,168	0.98%
Total deposits	10,203,245	27,098	1.08%	9,031,025	12,658	0.57%
Securities sold under agreements to repurchase	63,237	43	0.28%	107,921	83	0.31%
FHLB advances and other borrowings	264,347	1,880	2.88%	652,787	2,732	1.70%
Subordinated debentures and subordinated notes payable	108,522	1,390	5.19%	108,358	1,207	4.52%
Total borrowings	436,106	3,313	3.08%	869,066	4,022	1.88%
Total interest-bearing liabilities	10,639,351	$30,411	1.16%	9,900,091	$16,680	0.68%
Noninterest-bearing liabilities	69,554			56,573
Stockholders' equity	1,822,940			1,770,117
Total liabilities and stockholders' equity	$12,531,845			$11,726,781
Net interest spread			3.22%			3.43%
Net interest income and net interest margin (FTE)		$104,917	3.75%		$102,169	3.92%
Less: Tax equivalent adjustment		$1,442			$1,616
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$103,475	3.70%		$100,553	3.86%
¹ Annualized for all partial-year periods.
² Interest income includes $0.4 million and $0.6 million for the second quarter of fiscal years 2019 and 2018, respectively, resulting from accretion of ASC 310-20 loan marks associated with acquired loans.

	Six Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest (FTE)	Yield / Cost ¹	Average Balance	Interest (FTE)	Yield / Cost ¹
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$77,663	$1,039	2.68%	$62,439	$458	1.47%
Investment securities	1,547,161	19,145	2.48%	1,390,665	14,055	2.03%
Non-ASC 310-30 loans, net ²	9,525,498	244,821	5.15%	8,952,914	214,927	4.81%
ASC 310-30 loans, net	65,857	3,874	11.80%	86,073	5,928	13.81%
Loans, net	9,591,355	248,695	5.20%	9,038,987	220,855	4.90%
Total interest-earning assets	11,216,179	268,879	4.81%	10,492,091	235,368	4.50%
Noninterest-earning assets	1,186,554			1,166,069
Total assets	$12,402,733	$268,879	4.35%	$11,658,160	$235,368	4.05%
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,831,877			$1,815,274
Interest-bearing deposits	6,257,167	$33,601	1.08%	5,908,476	$17,781	0.60%
Time deposits	1,988,251	17,291	1.74%	1,291,255	5,875	0.91%
Total deposits	10,077,295	50,892	1.01%	9,015,005	23,656	0.53%
Securities sold under agreements to repurchase	71,543	99	0.28%	116,490	178	0.31%
FHLB advances and other borrowings	253,421	3,827	3.03%	586,181	4,800	1.64%
Subordinated debentures and subordinated notes payable	108,503	2,760	5.10%	108,337	2,377	4.40%
Total borrowings	433,467	6,686	3.09%	811,008	7,355	1.82%
Total interest-bearing liabilities	10,510,762	$57,578	1.10%	9,826,013	$31,011	0.63%
Noninterest-bearing liabilities	71,975			66,525
Stockholders' equity	1,819,996			1,765,622
Total liabilities and stockholders' equity	$12,402,733			$11,658,160
Net interest spread			3.25%			3.42%
Net interest income and net interest margin (FTE) ¹		$211,301	3.78%		$204,357	3.91%
Less: Tax equivalent adjustment		$2,932			$3,181
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$208,369	3.73%		$201,176	3.85%
¹ Annualized for all partial-year periods.
² Interest income includes $0.7 million and $1.2 million for the first six months of fiscal years 2019 and 2018, respectively, resulting from accretion of ASC 310-20 loan marks associated with acquired loans.

Interest Income
The following table presents interest income for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(dollars in thousands)
Interest income:
Loans (FTE)	$124,874	$111,609	$248,695	$220,855
Investment securities	9,957	7,013	19,145	14,055
Federal funds sold and other	497	227	1,039	458
Total interest income (FTE)	135,328	118,849	268,879	235,368
Less: Tax equivalent adjustment	1,442	1,616	2,932	3,181
Total interest income (GAAP)	$133,886	$117,233	$265,947	$232,187
Total interest income consists primarily of interest income on loans and interest income on our investment portfolio. Total interest income was $135.3 million for the second quarter of fiscal year 2019, compared to $118.8 million for the same period of fiscal year 2018, an increase of $16.5 million, or 13.9%. Total interest income was $268.9 million for the first six months of fiscal year 2019, compared to $235.4 million for the same period in fiscal year 2018, an increase of $33.5 million, or 14.2%. Significant components of interest income are described in further detail below.

Loans. Interest income on all loans increased to $124.9 million in second quarter of fiscal year 2019 from $111.6 million in the same period in fiscal year 2018, an increase of $13.3 million, or 11.9%. Interest income on all loans increased to $248.7 million for the first six months of fiscal year 2019 from $220.9 million in the same period in fiscal year 2018, an increase of $27.8 million, or 12.6%. The increases were primarily attributable to higher loan interest income driven by 5.8% and 6.1% growth in average loans outstanding between the periods and increasing benchmark interest rates, which favorably impact the contractual interest rates on variable and adjustable rate loans. For the three and six months ended March 31, 2019, interest income on ASC 310-30 loans, which are purchased credit impaired loans with a different income recognition model, decreased $1.3 million, or 40.2%, and $2.1 million, or 34.6%, respectively, primarily driven by runoff of the acquired loan portfolios.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on non-ASC 310-30 loans was 5.19% for the second quarter of fiscal year 2019, an increase of 34 basis points compared to the same period in fiscal year 2018. The average tax equivalent yield on non-ASC 310-30 loans was 5.15% for the first six months of fiscal year 2019, an increase of 34 basis points compared to the same period in fiscal year 2018. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on non-ASC 310-30 loans was 5.20% for the second quarter of fiscal year 2019, a 42 basis point increase compared to the same period in fiscal year 2018. The adjusted yield on non-ASC 310-30 loans was 5.16% for the first six months of fiscal year 2019, a 44 basis point increase compared to the same period in fiscal year 2018. Starting in fiscal year 2016 and continuing through the first six months of fiscal year 2019, we have begun to benefit from a period-over-period increases in LIBOR rates which has reduced the net cost of pay fixed, receive floating interest rate swaps the Company utilizes related to certain fixed rate loans and benchmark rate hikes which have raised interest rates on many of our floating and variable rate loans.
The average duration, net of interest rate swaps, of the loan portfolio was 1.3 years as of March 31, 2019. Approximately 47%, or $4.59 billion, of the portfolio is comprised of fixed rate loans, of which $835.8 million of loans are fixed rate loans with an original term of 5 years or greater for which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. For floating and variable rate loans in the portfolio, approximately 42% are indexed to Wall Street Journal Prime, 28% to 5-year Treasuries and the balance to various other indices. Approximately 2% of our total loans' rates are floored, with an average interest rate floor 57 basis points above market rates.
Loan-related fee income of $1.6 million is included in interest income for the second quarter of fiscal year 2019 compared to $0.9 million for the same period in fiscal year 2018. Loan-related fee income of $3.1 million is included in interest income for the first six months of fiscal year 2019 compared to $2.9 million for the same period in fiscal year 2018. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $0.4 million and $0.7 million for the second quarter of fiscal years 2019 and 2018, respectively, and $0.9 million and $1.7 million for the first six months of fiscal years 2019 and 2018, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.79 billion as of March 31, 2019. Interest income on investments includes income earned on investment securities and FHLB stock. Interest income on investments was $10.0 million for the second quarter of fiscal year 2019, an increase of $3.0 million, or 42.0%, from $7.0 million for the same period in fiscal year 2018, driven by a yield increase to 2.52% from 2.08%. Interest income on investments was $19.1 million for the first six months of fiscal year 2019, an increase of $5.0 million, or 36.2%, from $14.1 million for the same period in fiscal year 2018, primarily due to an increase in yield to 2.48% from 2.03%.
The weighted average life of the investment portfolio was 3.9 years at both March 31, 2019 and September 30, 2018. Average investments represented 14.1% and 12.9% of total average interest-earning assets for the second quarter of fiscal years 2019 and 2018, respectively.
Interest Expense
The following table presents interest expense for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(dollars in thousands)
Interest expense
Deposits	$27,098	$12,658	$50,892	$23,656
FHLB advances and other borrowings	1,923	2,815	3,926	4,978
Subordinated debentures and subordinated notes payable	1,390	1,207	2,760	2,377
Total interest expense	$30,411	$16,680	$57,578	$31,011

Total interest expense consists primarily of interest expense on three components: deposits, FHLB advances and other borrowings and our outstanding subordinated debentures and subordinated notes payable. Total interest expense increased $13.7 million, or 82.3%, to $30.4 million in the second quarter of fiscal year 2019, from $16.7 million in the same period in fiscal year 2018. Total interest expense increased $26.6 million, or 85.7%, to $57.6 million for the first six months of fiscal year 2019 from $31.0 million in the same period in fiscal year 2018. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of interest-bearing accounts and time deposits, was $27.1 million and $12.7 million for the second quarter of fiscal years 2019 and 2018, respectively, an increase of $14.4 million, or 114.1%. Interest expense on deposits was $50.9 million and $23.7 million for the first six months of fiscal years 2019 and 2018, respectively, an increase of $27.2 million, or 115.1%. The increases for both periods were a result of growth in average interest-bearing deposits outstanding and increasing benchmark interest rates in the cost of deposits. Average deposit balances increased to $10.20 billion for the second quarter of fiscal year 2019, from $9.03 billion for the comparable period in fiscal year 2018, an increase of $1.17 billion, or 13.0%. The cost of deposits increased to 1.01% for the first six months of fiscal year 2019 from 0.53% for the same period of fiscal year 2018.
Average noninterest-bearing demand account balances decreased to 17.6% of average total deposits for the second quarter of fiscal year 2019 from 19.8% for the comparable period in fiscal year 2018. Total average other liquid accounts, consisting of interest-bearing demand deposits, decreased to 62.4% of total average deposits for the second quarter of fiscal year 2019, compared to 65.7% of total average deposits for the comparable period in fiscal year 2018, while time deposit accounts increased to 20.0% of average total deposits for the second quarter of fiscal year 2019, compared to 14.6% in the comparable period in fiscal year 2018.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $1.9 million for the second quarter of fiscal year 2019, a decrease of $0.9 million, or 31.7%, compared to $2.8 million for the comparable period in 2018, reflecting a weighted average cost of 2.88% and 1.70%, respectively, for the same periods. Our average balance for FHLB advances and other borrowings was $264.3 million in the current quarter of fiscal year 2019 compared to $652.8 million in the same period in fiscal year 2018, a reduction of $388.5 million, or 59.5%. Interest expense on FHLB advances and other borrowings was $3.9 million for the first six months of fiscal year 2019 and $5.0 million for the same period in fiscal year 2018, a decrease of $1.1 million, or 21.1%, representing a weighted average cost of 3.03% and 1.64%, respectively, for the same periods. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 2.4% for the first six months of fiscal year 2019, compared to 6.0% for the comparable period in fiscal year 2018. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 2.85% and 1.90% at March 31, 2019 and 2018, respectively, and the average tenor was 45 and 12 months for the same periods.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At March 31, 2019, we had pledged $4.48 billion of loans to the FHLB, against which we had borrowed $275.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding junior subordinated debentures and subordinated notes payable was $1.4 million in second quarter of fiscal year 2019 and $1.2 million in the comparable period in fiscal year 2018, an increase of $0.2 million, or 15.2%. Interest expense on our outstanding subordinated debentures and subordinated notes payable was $2.8 million and $2.4 million for the first six months of fiscal years 2019 and 2018, respectively, or an increase of $0.4 million, or 16.1%. The weighted average contractual rate on outstanding junior subordinated debentures was 4.87% and 4.55% at March 31, 2019 and September 30, 2018, respectively. The weighted average contractual rate on outstanding subordinated notes was 4.88% at both March 31, 2019 and September 30, 2018.
Rate and Volume Variances
Net interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets and average interest-bearing liabilities. Rate changes result from increases or decreases in the yields earned on assets or the rates paid on liabilities.

The following table presents for the current and comparable quarter and six months periods a summary of the changes in interest income and interest expense on a tax equivalent basis resulting from changes in the volume of average asset and liability balances and changes in the average yields or rates compared with the preceding fiscal year. If significant, the change in interest income or interest expense due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance.

	Current Quarter vs Comparable Quarter			Current 6 month period vs Comparable 6 month period
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$19	$251	$270	$133	$448	$581
Investment securities	1,338	1,606	2,944	1,700	3,390	5,090
Non-ASC 310-30 loans	6,794	7,749	14,543	14,207	15,687	29,894
ASC 310-30 loans	(632)	(646)	(1,278)	(1,267)	(787)	(2,054)
Loans	6,162	7,103	13,265	12,940	14,900	27,840
Total increase	7,519	8,960	16,479	14,773	18,738	33,511
Increase (decrease) in interest expense:
Interest-bearing deposits	736	7,639	8,375	1,094	14,726	15,820
Time deposits	2,334	3,731	6,065	4,246	7,170	11,416
Securities sold under agreements to repurchase	(31)	(9)	(40)	(63)	(16)	(79)
FHLB advances and other borrowings	(2,147)	1,295	(852)	(3,644)	2,671	(973)
Subordinated debentures and subordinated notes payable	2	181	183	4	379	383
Total increase	894	12,837	13,731	1,637	24,930	26,567
Increase (decrease) in net interest income (FTE)	$6,625	$(3,877)	$2,748	$13,136	$(6,192)	$6,944
Provision for Loan and Lease Losses
We recognized provision for loan and lease losses of $7.7 million for the second quarter of fiscal year 2019 compared to a provision for loan and lease losses of $4.9 million for the comparable period in fiscal year 2018, an increase of $2.8 million, or 56.6% between the periods. Provision for loan and lease losses was $12.9 million for the first six months of fiscal year 2019 compared to $9.5 million for the comparable period in fiscal year 2018, an increase of $3.4 million, or 36.3%, between the periods. The increases for both periods were mainly driven by a higher level of net charge offs between the periods, particularly in the agriculture portfolio. We recorded a $0.3 million net impairment in provision for ASC 310-30 loans for the second quarter of fiscal year 2019, compared to a $0.1 million net reversal in provision for the comparable period in fiscal year 2018. We recorded a $0.1 million net reversal in provision for ASC 310-30 loans for the first six months of fiscal year 2019 and the same period in fiscal year 2018.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(dollars in thousands)
Provision for loan and lease losses, non-ASC 310-30 loans *	$7,406	$4,996	$13,006	$9,600
Provision for (reduction in) loan and lease losses, ASC 310-30 loans	267	(96)	(118)	(143)
Provision for loan and lease losses, total	$7,673	$4,900	$12,888	$9,457
* As presented above, the non-ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.

Total Credit-Related Charges
We recognized other credit-related charges during the three and six months ended March 31, 2019 that were higher than the comparable periods in fiscal year 2018. We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and comparable period, is helpful to understanding the overall impact on our quarterly results of operations. Net other repossessed property charges includes other repossessed property operating costs, valuation adjustments and (loss) gain on sale of other repossessed properties, each of which entered other repossessed property as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect expected credit losses in the portfolio.

		Three Months Ended March 31,		Six Months Ended March 31,
Item	Included within F/S Line Item(s):	2019	2018	2019	2018
		(Dollars in thousands)
Provision for loan and lease losses	Provision for loan and lease losses	$7,673	$4,900	$12,888	$9,457
Net other repossessed property charges	Net loss on repossessed property and other related expenses	404	1,000	3,467	1,214
Reversal (recovery) of interest income on nonaccrual loans	Interest income on loans	337	(157)	296	911
Loan fair value adjustment related to credit	Net (decrease) increase in fair value of loans at fair value	(422)	1,358	762	320
Total		$7,992	$7,101	$17,413	$11,902
Noninterest Income
The following table presents noninterest income for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(dollars in thousands)
Noninterest income
Service charges and other fees	$10,209	$12,047	$21,897	$25,224
Wealth management fees	2,117	2,335	4,358	4,519
Mortgage banking income, net	991	1,166	2,311	2,826
Net loss on sale of securities	—	(8)	(513)	(9)
Other	1,920	3,758	3,004	4,849
Subtotal, product and service fees	15,237	19,298	31,057	37,409
Net increase (decrease) in fair value of loans at fair value	14,018	(14,838)	33,234	(23,502)
Net realized and unrealized (loss) gain on derivatives	(11,032)	14,282	(29,348)	21,509
Subtotal, loans at fair value and related derivatives	2,986	(556)	3,886	(1,993)
Total noninterest income	$18,223	$18,742	$34,943	$35,416
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
Noninterest income was $18.2 million for the second quarter of fiscal year 2019 compared to $18.7 million for the same period in fiscal year 2018, a decrease of $0.5 million, or 2.8%. Noninterest income was $34.9 million for the first six months of fiscal year 2019 compared to $35.4 million for the same period in fiscal year 2018, a decrease of $0.5 million, or 1.3%. Significant components of noninterest income are described in further detail below.
Product and Service Fees. We recognized $15.2 million of noninterest income related to product and service fees in the second quarter of fiscal year 2019, a decrease of $4.1 million, or 21.0%, compared to the same period in fiscal year 2018. The decrease was due to a $1.8 million decrease in service charges and other fees combined with a $1.8 million decrease in other income. The decrease in service charges and other fees was predominately due to the impact of adopting the revenue recognition accounting standard during the current quarter, which resulted in netting $1.8 million of credit and debit card network expenses against related interchange income. The decrease in other income was due to a sign on bonus for a new contract in the prior period.
Noninterest income related to product and service fees was $31.1 million for the first six months of fiscal year 2019 compared to $37.4 million for the same period in fiscal year 2018, a decrease of $6.3 million, or 17.0%. The decrease was due to a $3.3 million decrease in service charges and other fees combined with a $1.8 million decrease other income. The decrease in service charges and other fees was predominately due to the impact of adopting the revenue recognition accounting standard during the current period, which resulted in netting $3.2 million of credit and debit card network expenses against related interchange income. The decrease in other income was due to a sign on bonus for a new contract in the prior period as noted previously.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the second quarter of fiscal year 2019, these items accounted for $3.0 million of noninterest income compared to $(0.6) million for the same period in fiscal year 2018. The change was driven by a $2.1 million reduction in the current cost of interest rate swaps due to changes in the interest rate environment and a $0.9 million decrease in swap fees, partially offset by a net favorable change in the credit risk adjustment of $(2.4) million. For the first six months of fiscal year 2019, these items accounted for $3.9 million of noninterest income compared to $(2.0) million for the same period in fiscal year

2018. The change was driven by a $4.5 million reduction in the current cost of interest rate swaps and a $2.2 million increase in swap fees, partially offset by a net unfavorable change in the credit risk adjustment of $0.8 million. We believe that the current realized gain on the derivatives economically offsets the interest income earned on the related loans. We present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.
Noninterest Expense
The following table presents noninterest expense for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$34,537	$33,672	$69,307	$66,539
Data processing and communication	5,964	9,190	11,242	16,074
Occupancy and equipment	5,539	5,290	10,665	10,138
Professional fees	3,970	4,027	7,258	8,267
Advertising	1,216	1,121	2,154	2,181
Net loss on repossessed property and other related expenses	404	1,000	3,467	1,214
Other	4,950	4,844	9,593	9,599
Total noninterest expense	$56,580	$59,144	$113,686	$114,012
Our noninterest expense consists primarily of salaries and employee benefits, data processing and communication, occupancy and equipment and professional fees. Noninterest expense was $56.6 million in the second quarter of fiscal year 2019 compared to $59.1 million for the same period in fiscal year 2018, a decrease of $2.5 million, or 4.3%. This decrease was driven by a $3.2 million decrease in data processing and communication expense due to the impact of adopting the revenue recognition accounting standard as discussed in noninterest income above, partially offset by a $0.9 million increase in salaries and employee benefits, due mainly to annual merit increases in the current period.
Noninterest expense was $113.7 million for the first six months of fiscal year 2019 compared to $114.0 million for the same period in fiscal year 2018, a decrease of $0.3 million, or 0.3%. This decrease was driven by a $4.8 million decrease in data processing and communication expense due to the impact of adopting the revenue recognition accounting standard as discussed in noninterest income above, partially offset by a $2.8 million increase in salaries and employee benefits, due mainly to annual merit increases in the current period and a $2.3 million increase in net loss on repossessed property and other related expenses due to an increase in other repossessed property in the current period.
Our efficiency ratio was 45.6% and 48.6% for the second quarter of fiscal years 2019 and 2018, respectively, and 45.8% and 47.2% for the first six months of fiscal years 2019 and 2018, respectively. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. In fiscal year 2019, the Company moved to a fully phased in statutory federal tax rate of 21% versus a blended statutory federal tax rate of 24.5% used in fiscal year 2018. The provision for income taxes of $12.9 million for the second quarter of fiscal year 2019 represents an effective tax rate of 22.5% compared to a provision of $14.7 million, or an effective tax rate of 26.6%, for the comparable period of fiscal year 2018. The provision for income taxes of $26.4 million for the first six months of fiscal year 2019 represents an effective tax rate of 22.6%, compared to a provision of $43.4 million or an effective tax rate of 38.3% for the same period in fiscal year 2018. Excluding the deferred taxes revaluation as a result of the Tax Reform Act of 2017, the effective tax rate was 26.3% for the first six months of fiscal year 2018.
Return on Assets and Equity
The following table presents our return on average total assets, return on average common equity and return on average tangible common equity for the dates presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Return on average total assets	1.44%	1.40%	1.46%	1.20%
Return on average common equity	9.9%	9.3%	10.0%	7.9%
Return on average tangible common equity ¹	16.9%	16.2%	17.0%	13.9%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated.

	As of March 31,	As of September 30,
	2019	2018
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$12,830,162	$12,116,808
Loans ³	9,770,911	9,415,924
Allowance for loan and lease losses	68,003	64,540
Deposits	10,468,383	9,733,499
Stockholders' equity	1,852,394	1,840,551
Tangible common equity ¹	1,106,447	1,093,816
Tier 1 capital ratio	11.4%	12.0%
Total capital ratio	12.4%	13.0%
Tier 1 leverage ratio	10.2%	10.7%
Common equity tier 1 ratio	10.7%	11.3%
Tangible common equity / tangible assets ¹	9.2%	9.6%
Book value per share - GAAP	$32.53	$31.24
Tangible book value per share ¹	$19.43	$18.57
Nonaccrual loans / total loans	1.24%	1.52%
Net charge-offs (recoveries) / average total loans ²	0.20%	0.18%
Allowance for loan and lease losses / total loans	0.70%	0.69%
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
Our total assets were $12.83 billion at March 31, 2019, compared with $12.12 billion at September 30, 2018, an increase of $713.4 million, or 5.9%. The increase in total assets during the first six months of fiscal year 2019 was principally attributable to an increase in net loans of $351.5 million, or 3.8%, combined with an increase in investment securities of $377.7 million, or 27.3%, for the same period. At March 31, 2019, loans were $9.77 billion, compared to $9.42 billion at September 30, 2018. Net loan growth was primarily driven by growth in the CRE category of the portfolio, mainly across the non-owner occupied and multifamily residential segments, partially offset by a decrease in the agriculture segment of the loan portfolio. During the first six months of fiscal year 2019, total deposits increased by $734.9 million, or 7.6%. The growth was primarily driven by growth in interest-bearing demand deposits, which increased $512.6 million, or 8.5%, and time deposits, which increased $240.5 million, or 13.0%.

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated.

	March 31,	September 30,
	2019	2018
	(dollars in thousands)
Unpaid principal balance:
Commercial real estate ¹
Originated	$4,713,138	$4,255,272
Acquired	336,654	374,058
Total	5,049,792	4,629,330
Agriculture ¹
Originated	2,043,614	2,082,778
Acquired	78,258	99,910
Total	2,121,872	2,182,688
Commercial non-real estate ¹
Originated	1,686,209	1,656,563
Acquired	34,886	43,424
Total	1,721,095	1,699,987
Residential real estate
Originated	680,256	682,615
Acquired	134,956	154,954
Total	815,212	837,569
Consumer
Originated	39,758	43,325
Acquired	4,746	6,364
Total	44,504	49,689
Other lending
Originated	46,163	46,487
Acquired	—	—
Total	46,163	46,487
Total originated	9,209,138	8,767,040
Total acquired	589,500	678,710
Total unpaid principal balance	9,798,638	9,445,750
Less: Unamortized discount on acquired loans	(15,255)	(18,283)
Less: Unearned net deferred fees and costs and loans in process	(12,472)	(11,543)
Total loans	9,770,911	9,415,924
Allowance for loan and lease losses	(68,003)	(64,540)
Loans, net	$9,702,908	$9,351,384
[1] Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to manage our interest rate risk.

During the first six months of fiscal year 2019, total loans increased by 3.8%, or $355.0 million. The growth was primarily focused in CRE category of the loan portfolio, which grew $420.5 million, or 9.1%, partially offset by a decrease in the agriculture category of the loan portfolio of $60.8 million, or 2.8%. Over the same time period, commercial non-real estate, residential real estate, consumer and other loan balances remained stable.

The following table presents an analysis of the unpaid principal balance of our loan portfolio at March 31, 2019, by borrower and collateral type and by each of the six major geographic areas we use to manage our markets.

	March 31, 2019
	South Dakota	Iowa / Kansas / Missouri	Nebraska	Arizona	Colorado	North Dakota / Minnesota	Other ²	Total	%
	(dollars in thousands)
Commercial real estate ¹	$1,137,143	$1,382,163	$902,477	$589,546	$816,033	$215,835	$6,595	$5,049,792	51.5%
Agriculture ¹	628,990	405,062	150,735	752,693	185,233	2,201	(3,042)	2,121,872	21.7%
Commercial non-real estate ¹	317,415	743,995	430,914	72,250	124,790	5,975	25,756	1,721,095	17.6%
Residential real estate	197,136	235,886	168,923	37,185	137,727	18,060	20,295	815,212	8.3%
Consumer	17,624	12,714	11,294	552	1,175	539	606	44,504	0.4%
Other lending	—	—	—	—	—	—	46,163	46,163	0.5%
Total	$2,298,308	$2,779,820	$1,664,343	$1,452,226	$1,264,958	$242,610	$96,373	$9,798,638	100.0%
% by location	23.4%	28.4%	17.0%	14.8%	12.9%	2.5%	1.0%	100.0%
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

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at March 31, 2019.

March 31, 2019
(dollars in thousands)
Construction and development	$607,757
Owner-occupied CRE	1,366,844
Non-owner-occupied CRE	2,681,686
Multifamily residential real estate	393,505
Commercial real estate	5,049,792
Agriculture real estate	975,283
Agriculture operating loans	1,146,589
Agriculture	2,121,872
Commercial non-real estate	1,721,095
Home equity lines of credit	201,170
Closed-end first lien	470,815
Closed-end junior lien	40,251
Residential construction	102,976
Residential real estate	815,212
Consumer	44,504
Other	46,163
Total unpaid principal balance	$9,798,638
Commercial Real Estate. CRE includes owner-occupied CRE, non-owner-occupied CRE, construction and development lending, and multi-family residential real estate. While CRE lending is a significant component of our overall loan portfolio, we are committed to managing our exposure to riskier construction and development lending specifically, and to CRE lending in general, by targeting relationships with sound management and financials, which are priced to reflect the amount of risk we accept as the lender.
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at December 31, 2018, we were ranked the sixth-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core competencies. We target a 20% to 30% portfolio composition for agriculture loans according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. Over recent years, our borrowers have experienced volatile commodity prices, including recently imposed and proposed tariffs on the export of agricultural products, and isolated areas of flooding within parts of the Midwest in which certain of our agricultural borrowers conduct their operations. While these events, or a further downturn in the agriculture economy, could directly and adversely affect our agricultural loan portfolio and indirectly and adversely impact other lending categories including commercial non-real estate, CRE, residential real estate and consumer, we believe there continues to typically be strong secondary sources of repayment and low borrower leverage for the agriculture loan portfolio.

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
The following table presents the maturity distribution of our loan portfolio as of March 31, 2019. The maturity dates were determined based on the contractual maturity date of the loan.

	March 31, 2019
	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$544,633	$2,128,173	$2,376,986	$5,049,792
Agriculture	1,039,321	688,304	394,247	2,121,872
Commercial non-real estate	818,097	551,971	351,027	1,721,095
Residential real estate	167,046	270,856	377,310	815,212
Consumer	6,314	31,173	7,017	44,504
Other lending	46,163	—	—	46,163
Total	$2,621,574	$3,670,477	$3,506,587	$9,798,638
The following table presents the distribution, as of March 31, 2019, of our loans that were due after one year between fixed and variable interest rates.

	March 31, 2019
	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$2,189,976	$2,315,183	$4,505,159
Agriculture	842,993	239,558	1,082,551
Commercial non-real estate	589,091	313,907	902,998
Residential real estate	254,983	393,183	648,166
Consumer	32,796	5,394	38,190
Total	$3,909,839	$3,267,225	$7,177,064
Other Repossessed Property
In the normal course of business, we obtain title to real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. Other repossessed property assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the asset at an acceptable price in a timely manner. Our total other repossessed property carrying value was $32.5 million as of March 31, 2019, an increase of $9.4 million, or 40.6%, compared to September 30, 2018, due to one large relationship moving into other repossessed property.

The following table presents our other repossessed property balances for the period indicated.

	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
	(dollars in thousands)
Balance, beginning of period	$22,224	$23,074
Additions to other repossessed property	15,938	17,919
Valuation adjustments and other	(142)	(1,939)
Sales	(5,570)	(6,604)
Balance, end of period	$32,450	$32,450
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

	March 31,	September 30,
	2019	2018
	(dollars in thousands)
Nonaccrual loans ¹
Commercial real estate ³	$17,963	$22,908
Agriculture ³	91,801	107,226
Commercial non-real estate ³	6,868	6,887
Residential real estate
Loans covered by a FDIC loss-sharing agreement	2,440	2,699
Loans not covered by a FDIC loss-sharing agreement	2,456	3,425
Total	4,896	6,124
Consumer ³	88	61
Total nonaccrual loans covered by a FDIC loss-sharing agreement	2,440	2,699
Total nonaccrual loans not covered by a FDIC loss-sharing agreement	119,176	140,507
Total nonaccrual loans	121,616	143,206
Other repossessed property	32,450	23,074
Total nonperforming assets	154,066	166,280
Restructured performing loans	17,243	19,783
Total nonperforming and restructured assets	$171,309	$186,063
Accruing loans 90 days or more past due	$—	$156
Nonperforming restructured loans included in total nonaccrual loans	$48,541	$77,156

Percent of total assets
Nonaccrual loans ¹
Loans not covered by a FDIC loss-sharing agreement	0.93%	1.16%
Total	0.95%	1.18%
Other repossessed property	0.25%	0.19%
Nonperforming assets ²	1.20%	1.37%
Nonperforming and restructured assets ²	1.34%	1.54%
[1] Includes nonperforming restructured loans.
[2] Includes nonaccrual loans, which includes nonperforming restructured loans.
[3] Loans not covered by a FDIC loss-sharing agreement.

At March 31, 2019 and September 30, 2018, our nonperforming assets were 1.20% and 1.37%, respectively, of total assets. Nonaccrual loans were $121.6 million as of March 31, 2019, with $2.4 million of the balance covered by a FDIC loss-sharing agreement, which represented a total decrease in nonaccrual loans of $21.6 million, or 15.1%, compared to September 30, 2018.
We recognized approximately $0.3 million of interest income on loans that were on nonaccrual for the first six months of fiscal year 2019. Excluding loans covered by a FDIC loss-sharing agreement, we had average nonaccrual loans (calculated as a two-point average) of $129.8 million outstanding during the first six months of fiscal year 2019. Based on the average loan portfolio yield for these loans for the first six months of fiscal year 2019, we estimate that interest income would have been $3.3 million higher during this period had these loans been accruing.
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
The following table outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated.

	March 31,	September 30,
	2019	2018
	(dollars in thousands)
Commercial real estate
Performing TDRs	$1,930	$2,649
Nonperforming TDRs	1,068	2,616
Total	2,998	5,265
Agriculture
Performing TDRs	12,377	13,248
Nonperforming TDRs	46,592	73,741
Total	58,969	86,989
Commercial non-real estate
Performing TDRs	2,498	3,420
Nonperforming TDRs	705	656
Total	3,203	4,076
Residential real estate
Performing TDRs	347	389
Nonperforming TDRs	115	143
Total	462	532
Consumer
Performing TDRs	91	77
Nonperforming TDRs	61	—
Total	152	77
Total performing TDRs	17,243	19,783
Total nonperforming TDRs	48,541	77,156
Total TDRs	$65,784	$96,939
As of March 31, 2019, total performing TDRs decreased $2.5 million, or 12.8%, compared to September 30, 2018. Total nonperforming TDRs decreased $28.6 million, or 37.1%, compared to September 30, 2018 primarily due to one large relationship in the agriculture portfolio that moved into other repossessed property.

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

	At and for the Six Months Ended March 31, 2019	At and for the Fiscal Year Ended September 30, 2018
	(dollars in thousands)
Assets covered by a FDIC loss-sharing agreement
Nonaccrual loans ¹	$2,440	$2,699
TDRs	171	154
Other repossessed property	—	131
Allowance for loan and lease losses, loans covered by a FDIC loss-sharing agreement
Balance at beginning of period	$262	$196
Additional impairment recorded	301	386
Recoupment of previously-recorded impairment	—	(302)
Charge-offs	—	(18)
Balance at end of period	$563	$262

Other repossessed property covered by a loss-sharing agreement
Balance at beginning of period	$131	$—
Additions to other repossessed property	—	131
Sales	(131)	—
Balance at end of period	$—	$131
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

	At and for the Six Months Ended March 31, 2019	At and for the Fiscal Year Ended September 30, 2018
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$64,540	$63,503
Provision charged to expense	13,006	17,754
(Improvement) impairment of ASC 310-30 loans	(118)	232
Charge-offs:
Commercial real estate	(946)	(3,925)
Agriculture	(7,028)	(9,473)
Commercial non-real estate	(1,471)	(3,813)
Residential real estate	(642)	(569)
Consumer	(334)	(192)
Other lending	(394)	(1,932)
Total charge-offs	(10,815)	(19,904)
Recoveries:
Commercial real estate	259	533
Agriculture	357	332
Commercial non-real estate	228	994
Residential real estate	287	337
Consumer	128	141
Other lending	131	618
Total recoveries	1,390	2,955
Net loan charge-offs	(9,425)	(16,949)
Balance at end of period	$68,003	$64,540

Average total loans for the period ¹	$9,591,355	$9,187,624
Total loans at period end ¹	$9,770,911	$9,415,924
Ratios
Net charge-offs to average total loans ³	0.20%	0.18%
Allowance for loan and lease losses to:
Total loans	0.70%	0.69%
Nonaccruing loans ²	57.06%	45.93%
[1] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
[2] Nonaccruing loans excludes loans covered by a FDIC loss-sharing agreement.
[3] Annualized for partial-year periods.
In the first six months of fiscal year 2019, net charge-offs were $9.4 million, or 0.20% of average total loans on an annualized basis, comprised of $10.8 million of charge-offs and $1.4 million of recoveries. For fiscal year 2018, net charge-offs were $16.9 million, or 0.18%, of average total loans.
At March 31, 2019, the allowance for loan and lease losses was 0.70% of our total loan portfolio, a 1 basis point increase compared to 0.69% at September 30, 2018. The balance of the ALLL increased to $68.0 million from $64.5 million over the same period.
Additionally, a portion of our loans which are carried at fair value, totaling $835.8 million at March 31, 2019 and $865.4 million at September 30, 2018, respectively, have no associated allowance for loan and lease losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for loan and lease losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $6.4 million and $7.4 million at March 31, 2019 and September 30, 2018, respectively, or 0.07% and 0.08% of total loans, respectively. Finally, total purchase discount remaining on all acquired loans equates to 0.16% and 0.19% of total loans at March 31, 2019 and September 30, 2018, respectively.

The following table presents management’s allocation of the allowance for loan and lease losses by loan category, in both dollars and percentage of our total allowance for loan and lease losses, to specific loans in those categories at the dates indicated.

	March 31, 2019		September 30, 2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial real estate	$15,603	22.9%	$16,777	26.0%
Agriculture	33,725	49.6%	28,121	43.6%
Commercial non-real estate	13,049	19.2%	13,610	21.1%
Residential real estate	4,326	6.4%	4,749	7.3%
Consumer	374	0.5%	257	0.4%
Other lending	926	1.4%	1,026	1.6%
Total	$68,003	100.0%	$64,540	100.0%
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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.5 million at March 31, 2019 and September 30, 2018.
Investments
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated.

	March 31,	September 30,
	2019	2018
	(dollars in thousands)
U.S. Treasury securities	$93,696	$168,394
Mortgage-backed securities:
Government National Mortgage Association	491,888	442,458
Federal Home Loan Mortgage Corporation	438,605	297,380
Federal National Mortgage Association	303,643	188,192
Small Business Assistance Program	382,165	260,458
States and political subdivision securities	63,400	69,566
Other	1,006	1,006
Total	$1,774,403	$1,427,454
We generally invest excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. Since September 30, 2018, the fair value of the portfolio has increased by $377.7 million, or 27.3%.

The following table presents the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period held at March 31, 2019. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield ("WA Yield") on these assets is presented in the following table based on the contractual rate, as opposed to a tax equivalent yield concept.

	March 31, 2019
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
U.S. Treasury securities	$24,889	1.72%	$68,807	2.50%	$—	—%	$—	—%	$—	—%	$—	—%	$93,696	2.29%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,616,301	2.59%	—	—%	1,616,301	2.59%
States and political subdivision securities ¹ ²	11,420	1.47%	43,055	1.65%	8,803	1.90%	122	5.00%	—	—%	—	—%	63,400	1.66%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$36,309	1.64%	$111,862	2.17%	$8,803	1.90%	$122	5.00%	$1,616,301	2.59%	$1,006	—%	$1,774,403	2.54%
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

Deposits
We obtain funds from depositors by offering consumer and business interest-bearing accounts and term time deposits. At March 31, 2019 and September 30, 2018, our total deposits were $10.47 billion and $9.73 billion, respectively, representing an increase of $734.9 million, or 7.6%, which was primarily concentrated in public deposit and consumer accounts. Our accounts are federally insured by the FDIC up to the legal maximum.
The following table presents the balances and weighted average cost of our deposit portfolio at the following dates.

	March 31, 2019		September 30, 2018
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Noninterest-bearing demand	$1,824,507	—%	$1,842,704	—%
Interest-bearing demand	6,556,318	1.20%	6,043,717	0.95%
Time deposits, greater than $250,000	494,117	2.26%	383,868	1.89%
Time deposits, less than or equal to $250,000	1,593,441	1.61%	1,463,210	1.29%
Total	$10,468,383	1.10%	$9,733,499	0.86%
At March 31, 2019 and September 30, 2018, we had $669.7 million and $600.2 million, respectively, in brokered deposits, an increase of $69.5 million, or 11.6%.
Municipal public deposits constituted $1.16 billion and $959.4 million of our deposit portfolio at March 31, 2019, and September 30, 2018, respectively, of which $825.0 million and $622.1 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 8.0% and 6.6% of our total deposits at March 31, 2019 and September 30, 2018, respectively.
The following table presents deposits by region.

	March 31,	September 30,
	2019	2018
	(dollars in thousands)
South Dakota	$2,606,594	$2,422,208
Iowa / Kansas / Missouri	2,943,546	2,757,408
Nebraska	2,563,011	2,472,297
Arizona	459,245	399,212
Colorado	1,356,662	1,228,762
North Dakota / Minnesota	51,086	50,359
Corporate and other	488,239	403,253
Total deposits	$10,468,383	$9,733,499

We fund a portion of our assets with time deposits that have balances greater than $250,000 and that have maturities generally in excess of six months. At March 31, 2019 and September 30, 2018, our time deposits greater than $250,000 totaled $494.1 million and $383.9 million, respectively. The following table presents the maturities of our time deposits greater than $250,000 and less than or equal to $250,000 in size at March 31, 2019.

	March 31, 2019
	Greater than $250,000	Less than or equal to $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$113,493	$451,717
Over three through six months	66,898	262,782
Over six through twelve months	130,662	588,500
Over twelve months	183,064	290,442
Total	$494,117	$1,593,441
Percent of total deposits	4.7%	15.2%
At March 31, 2019 and September 30, 2018, the average remaining maturity of all time deposits was approximately 10 and 11 months, respectively. The average time deposits amount per account was approximately $44,298 and $39,896 at March 31, 2019 and September 30, 2018, respectively.
Derivatives
Beginning in the second quarter of fiscal year 2018, we entered into RPAs with some of our derivative counterparties to assume the credit exposure related to interest rate derivative contracts. Our loan customer enters into an interest rate swap directly with a derivative counterparty and we agree through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $49.7 million and $37.4 million as of March 31, 2019 and September 30, 2018, respectively. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be $4.9 million and $0.4 million at March 31, 2019 and September 30, 2018, respectively, based on the fair value of the underlying swaps.
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

	At and for the Six Months Ended March 31, 2019	At and for the Fiscal Year Ended September 30, 2018
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$62,537	$90,907
FHLB advances	—	100,000
Total short-term borrowings	$62,537	$190,907

Maximum amount outstanding at any month-end during the period	$324,717	$808.325
Average amount outstanding during the period	$199,896	$442.398
Weighted average rate for the period	1.62%	1.32%
Weighted average rate as of date indicated	0.59%	0.80%
Other Borrowings
In addition to FHLB short-term advances, we also have FHLB long-term borrowings of $275.0 million and $175.0 million outstanding as of March 31, 2019 and September 30, 2018, respectively.
We have outstanding $73.6 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of March 31, 2019 and September 30, 2018. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
We issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under Capital Rules in effect at March 31, 2019, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, commencing on February 15, 2016 until August 15, 2020. During the second quarter of fiscal year 2019, we incurred $1.4 million in interest expense on all outstanding subordinated debentures and notes compared to $1.2 million in the same period in fiscal year 2018. During the first six months of fiscal year 2019 and 2018, interest expense on all outstanding subordinated debentures and notes was $2.8 million and $2.4 million, respectively.
Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at March 31, 2019. Customer deposit obligations categorized as "not determined" include noninterest-bearing demand accounts and interest-bearing demand accounts with no stated maturity date.

	March 31, 2019
	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$1,590,650	$345,115	$128,056	$335	$8,404,227	$10,468,383
Securities sold under agreement to repurchase	62,537	—	—	—	—	62,537
FHLB advances and other borrowings	—	40,000	205,000	30,000	—	275,000
Subordinated debentures	—	—	—	75,920	—	75,920
Subordinated notes payable	—	—	—	35,000	—	35,000
Operating leases, net of sublease income	2,618	5,615	8,027	5,146	—	21,406
Accrued interest payable	13,799	—	—	—	—	13,799
Interest on FHLB advances	7,831	7,774	13,364	398	—	29,367
Interest on subordinated notes payable	3,694	3,694	11,083	39,606	—	58,077
Interest on subordinated debentures	1,706	1,706	5,119	2,346	—	10,877
Other Commitments:
Commitments to extend credit—non-credit card	$961,712	$425,749	$504,193	$260,538	$—	$2,152,192
Commitments to extend credit—credit card	124,995	—	—	—	—	124,995
Letters of credit	68,527	—	—	—	—	68,527

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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated.

	March 31,	September 30,
	2019	2018
	(dollars in thousands)
Commitments to extend credit	$2,277,187	$2,344,550
Letters of credit	68,527	69,613
Total	$2,345,714	$2,414,163
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
Great Western Bancorp, Inc. Our primary source of liquidity is cash obtained from dividends paid by our Bank. We primarily use our cash for the payment of dividends, when and if declared by our Board of Directors, and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our Bank through equity contributions and for acquisitions. At March 31, 2019, our holding company had $68.7 million of cash. During the second quarter of fiscal year 2019, we declared and paid a dividend of $0.25 per common share. The outstanding amount under our private placement subordinated capital notes was $35.0 million at March 31, 2019. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities. To this end, in August 2018 we filed a shelf registration statement with the SEC registering an indeterminate amount of our common stock, debt securities and other securities which we may decide to issue in the future. The specific terms of any shares or other securities we choose to issue will be based on current market conditions and will be described in a supplement to the prospectus contained in the shelf registration statement.
Great Western Bank. Our Bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At March 31, 2019, our Bank had cash of $282.6 million and $1.76 billion of highly-liquid securities held in our investment portfolio, of which $945.9 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our Bank has letters of credit from the FHLB, which are pledged as collateral on public deposits, for $217.0 million. Our Bank had $275.0 million in FHLB borrowings at March 31, 2019, with additional available lines of $2.04 billion. Our Bank also had an additional borrowing capacity of $1.64 billion with the FRB Discount Window. Our Bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At March 31, 2019, we had a total of $2.35 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our Bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators.
The following table presents our regulatory capital ratios at March 31, 2019 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	March 31, 2019
	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio(1)	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,198,454	11.4%	6.0%	8.0%
Total capital	1,301,940	12.4%	8.0%	10.0%
Tier 1 leverage	1,198,454	10.2%	4.0%	5.0%
Common equity Tier 1	1,124,828	10.7%	4.5%	6.5%
Risk-weighted assets	10,537,358
Great Western Bank
Tier 1 capital	$1,162,719	11.0%	6.0%	8.0%
Total capital	1,231,205	11.7%	8.0%	10.0%
Tier 1 leverage	1,162,719	9.8%	4.0%	5.0%
Common equity Tier 1	1,162,719	11.0%	4.5%	6.5%
Risk-weighted assets	10,534,895
[1] Does not include capital conservation buffer, which was 2.5% at March 31, 2019.
At March 31, 2019 and September 30, 2018, our Tier 1 capital included an aggregate of $73.6 million of trust preferred securities issued by our subsidiaries, net of fair value adjustment. At March 31, 2019, our Tier 2 capital included $68.0 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. At September 30, 2018, our Tier 2 capital included $64.5 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. Our total risk-weighted assets were $10.54 billion at March 31, 2019.
Non-GAAP Financial Measures
We rely on certain non-GAAP financial measures in making financial and operational decisions about our business. We believe that each of the non-GAAP financial measures presented is helpful in highlighting trends in our business, financial condition and results of operations which might not otherwise be apparent when relying solely on our financial results calculated in accordance with U.S. GAAP. We disclose net interest income and related ratios and analysis on a taxable-equivalent basis, which may also be considered non-GAAP financial measures. We believe this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison of net interest income arising from taxable and tax-exempt sources. In addition, certain performance measures, including the efficiency ratio and net interest margin utilize net interest income on a taxable-equivalent basis.
In particular, we evaluate our profitability and performance based on our adjusted net income, adjusted earnings per common share, tangible net income and return on average tangible common equity. Our adjusted net income and adjusted earnings per common share exclude the after-tax effect of items with a significant impact to net income that we do not believe to be recurring in nature, (e.g., one-time acquisition expenses as well as the effect of revaluation of deferred taxes). Our tangible net income and return on average tangible common equity exclude the effects of amortization expense relating to intangible assets and related tax effects from the acquisition of us by NAB and our acquisitions of other institutions. We believe these measures help highlight trends associated with our financial condition and results of operations by providing net income and return information excluding significant nonrecurring items (for adjusted net income and adjusted earnings per common share) and based on our cash payments and receipts during the applicable period (for tangible net income and return on average tangible common equity).

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
Reconciliations for each of these non-GAAP financial measures to the closest GAAP financial measures are included in the following tables. Each of the non-GAAP financial measures presented should be considered in context with our GAAP financial results included in this filing.

	At or for the six months ended:		At or for the three months ended:
	March 31, 2019	March 31, 2018	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income - GAAP	$90,297	$69,762	$44,511	$45,786	$42,281	$45,874	$40,532
Add: Deferred taxes revaluation due to Tax Reform Act	—	13,586	—	—	—	—	—
Adjusted net income	$90,297	$83,348	$44,511	$45,786	$42,281	$45,874	$40,532

Weighted average diluted common shares outstanding	57,556,984	59,116,923	57,074,674	58,039,292	59,122,699	59,170,058	59,146,117
Earnings per common share - diluted	$1.57	$1.18	$0.78	$0.79	$0.72	$0.78	$0.69
Adjusted earnings per common share - diluted	$1.57	$1.41	$0.78	$0.79	$0.72	$0.78	$0.69

Tangible net income and return on average tangible common equity:
Net income - GAAP	$90,297	$69,762	$44,511	$45,786	$42,281	$45,874	$40,532
Add: Amortization of intangible assets, net of tax	687	751	343	344	343	366	376
Tangible net income	$90,984	$70,513	$44,854	$46,130	$42,624	$46,240	$40,908

Average common equity	$1,819,996	$1,765,622	$1,822,940	$1,817,052	$1,825,312	$1,796,066	$1,770,117
Less: Average goodwill and other intangible assets	746,305	747,930	746,107	746,503	746,900	747,294	747,716
Average tangible common equity	$1,073,691	$1,017,692	$1,076,833	$1,070,549	$1,078,412	$1,048,772	$1,022,401

Return on average common equity *	10.0%	7.9%	9.9%	10.0%	9.2%	10.2%	9.3%
Return on average tangible common equity **	17.0%	13.9%	16.9%	17.1%	15.7%	17.7%	16.2%
* Calculated as net income - GAAP divided by average common equity. Annualized for partial-year periods.
** Calculated as tangible net income divided by average tangible common equity. Annualized for partial-year periods.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$208,369	$201,176	$103,475	$104,894	$101,990	$104,672	$100,553
Add: Tax equivalent adjustment	2,932	3,181	1,442	1,490	1,687	1,729	1,616
Net interest income (FTE)	211,301	204,357	104,917	106,384	103,677	106,401	102,169
Add: Current realized derivative gain (loss)	426	(4,116)	405	21	(419)	(830)	(1,640)
Adjusted net interest income (FTE)	$211,727	$200,241	$105,322	$106,405	$103,258	$105,571	$100,529

Average interest-earning assets	$11,216,179	$10,492,091	$11,345,559	$11,086,800	$10,857,168	$10,748,078	$10,571,300
Net interest margin (FTE) *	3.78%	3.91%	3.75%	3.81%	3.79%	3.97%	3.92%
Adjusted net interest margin (FTE) **	3.79%	3.83%	3.76%	3.81%	3.77%	3.94%	3.86%
* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

	At or for the six months ended:		At or for the three months ended:
	March 31, 2019	March 31, 2018	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in thousands except share and per share amounts)
Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non-ASC 310-30 loans:
Interest income - GAAP	$241,889	$211,746	$121,528	$120,361	$115,284	$112,760	$106,811
Add: Tax equivalent adjustment	2,932	3,181	1,442	1,490	1,687	1,729	1,616
Interest income (FTE)	244,821	214,927	122,970	121,851	116,971	114,489	108,427
Add: Current realized derivative gain (loss)	426	(4,116)	405	21	(419)	(830)	(1,640)
Adjusted interest income (FTE)	$245,247	$210,811	$123,375	$121,872	$116,552	$113,659	$106,787

Average non-ASC 310-30 loans	$9,525,498	$8,952,914	$9,615,096	$9,435,901	$9,299,318	$9,220,931	$9,064,899
Yield (FTE) *	5.15%	4.81%	5.19%	5.12%	4.99%	4.98%	4.85%
Adjusted yield (FTE) **	5.16%	4.72%	5.20%	5.12%	4.97%	4.94%	4.78%
* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue - GAAP	$243,312	$236,592	$121,698	$121,614	$121,245	$123,611	$119,295
Add: Tax equivalent adjustment	2,932	3,181	1,442	1,490	1,687	1,729	1,616
Total revenue (FTE)	$246,244	$239,773	$123,140	$123,104	$122,932	$125,340	$120,911

Noninterest expense	$113,686	$114,012	$56,580	$57,106	$59,550	$57,863	$59,144
Less: Amortization of intangible assets	788	852	394	394	394	416	426
Tangible noninterest expense	$112,898	$113,160	$56,186	$56,712	$59,156	$57,447	$58,718

Efficiency ratio *	45.8%	47.2%	45.6%	46.1%	48.1%	45.8%	48.6%
* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,852,394	$1,788,698	$1,852,394	$1,812,008	$1,840,551	$1,816,741	$1,788,698
Less: Goodwill and other intangible assets	745,947	747,545	745,947	746,341	746,735	747,129	747,545
Tangible common equity	$1,106,447	$1,041,153	$1,106,447	$1,065,667	$1,093,816	$1,069,612	$1,041,153

Total assets	$12,830,162	$11,992,317	$12,830,162	$12,573,641	$12,116,808	$12,009,048	$11,992,317
Less: Goodwill and other intangible assets	745,947	747,545	745,947	746,341	746,735	747,129	747,545
Tangible assets	$12,084,215	$11,244,772	$12,084,215	$11,827,300	$11,370,073	$11,261,919	$11,244,772

Tangible common equity to tangible assets	9.2%	9.3%	9.2%	9.0%	9.6%	9.5%	9.3%

Tangible book value per share:
Total stockholders' equity	$1,852,394	$1,788,698	$1,852,394	$1,812,008	$1,840,551	$1,816,741	$1,788,698
Less: Goodwill and other intangible assets	745,947	747,545	745,947	746,341	746,735	747,129	747,545
Tangible common equity	$1,106,447	$1,041,153	$1,106,447	$1,065,667	$1,093,816	$1,069,612	$1,041,153

Common shares outstanding	56,938,435	58,896,189	56,938,435	56,938,435	58,917,147	58,911,563	58,896,189
Book value per share - GAAP	$32.53	$30.37	$32.53	$31.82	$31.24	$30.84	$30.37
Tangible book value per share	$19.43	$17.68	$19.43	$18.72	$18.57	$18.16	$17.68
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
Critical Accounting Policies and the Impact of Accounting Estimates
See "Note 1. Nature of Operations and Summary of Significant Policies" in the accompanying "Notes to Consolidated Financial Statements (Unaudited)" included in this report for a discussion of changes to our revenue recognition accounting policies as a result of adopting ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" in the current fiscal year. The remainder of our critical accounting policies and accounting estimates have had no material changes from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2019, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of March 31, 2019 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 and 200 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with realistic results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended March 31, 2019
Change in Market Interest Rates as of March 31, 2019	Twelve Months Ending March 31, 2019	Twelve Months Ending March 31, 2020
Immediate Shifts
+400 basis points	13.27%	18.07%
+300 basis points	10.04%	13.70%
+200 basis points	6.78%	9.27%
+100 basis points	3.50%	4.77%
-100 basis points	(5.38)%	(7.02)%
-200 basis points	(11.62)%	(15.50)%
Gradual Shifts
+400 basis points	3.07%
+300 basis points	2.35%
+200 basis points	1.64%
+100 basis points	0.90%
-100 basis points	(1.78)%
-200 basis points	(3.94)%
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
We did not repurchase any of our common stock during the second quarter of fiscal year 2019.

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

Great Western Bancorp, Inc.
Date: May 7, 2019	By:	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

