Form 10-K
period 2019-09-30
Great Western Bancorp, Inc.
filed 2019-11-27
CIK 1613665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2019 was $1,798,685,162.
As of November 22, 2019, the number of shares of the registrant’s Common Stock outstanding was 56,284,089.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on February 4, 2020, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended September 30, 2019, are incorporated by reference under Part III.

GREAT WESTERN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K

2-

EXPLANATORY NOTE
Except as otherwise stated or the context otherwise requires, references in this Annual Report on Form 10-K to:
•"we," "our," "us" and our "Company" refers to Great Western Bancorp, Inc., a Delaware corporation, and its consolidated subsidiaries;
•our "Bank" refers to Great Western Bank, a South Dakota banking corporation;
•our "states" refers to the nine states (Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota) in which we currently conduct our business;
•our "footprint" refers to the geographic markets within our states in which we currently conduct our business;
•"ALLL" refers to allowance for loan and lease losses;
•"AML" refers to anti-money laundering;
•"AOCI" refers to accumulated other comprehensive income;
•"ASC" refers to Accounting Standards Codification;
•"ASC 310-30 loans" or "purchased credit impaired loans" refers to certain loans that had deteriorated credit quality at acquisition;
•"ASU" refers to Accounting Standards Update;
•"BHC Act" refers to the Bank Holding Company Act;
•"BOLI" refers to Bank Owned Life Insurance;
•"BSA" refers to the Bank Secrecy Act;
•"CAN-SPAM Act" refers to the Controlling the Assault of Non-Solicited Pornography and Marketing Act;
•"Capital Rules" or "Basel III" refers to the Basel Committee’s December 2010 final capital framework for strengthening international capital standards;
•"CDD Rule" refers to the Customer Due Diligence Requirements for Financial Institutions rule;
•"CECL" refers to the current expected credit loss model in ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments;
•"CFPB" refers to the Consumer Financial Protection Bureau;
•"COSO" refers to the Committee of Sponsoring Organizations of the Treadway Commission;
•"CRA" refers to the Community Reinvestment Act of 1977;
•"CRE" refers to commercial real estate;
•"DGCL" refers to the Delaware General Corporation Law;
•"Exchange Act" refers to the Securities Exchange Act of 1934;
•"FASB" refers to the Financial Accounting Standards Board;
•"FDIA" refers to the Federal Deposit Insurance Act;
•"FDIC" refers to the Federal Deposit Insurance Corporation;
•"FFIEC" refers to the Federal Financial Institutions Examination Council;
•"FHLB" refers to the Federal Home Loan Bank;
•"FHLMC" refers to the Federal Home Loan Mortgage Corporation;
•"FICO" refers to the Fair Isaac Corporation and its credit scoring services;
•"FinCEN" refers to the Financial Crimes Enforcement Network;
•"FINRA" refers to the Financial Industry Regulatory Authority;
•"FNMA" refers to the Federal National Mortgage Association;
•"FOMC" refers to the Federal Open Market Committee of the Federal Reserve System;
•"FRB" or "Federal Reserve" refers to the Board of Governors of the Federal Reserve System;
•"FTE" refers to fully-tax equivalent;
•"GAAP" or "U.S. GAAP" refers to U.S. generally accepted accounting principles;
•"GSE" refers to a Government Sponsored Enterprise;
•"GWBCI" refers to Great Western Bancorporation, Inc., our predecessor, which was an Iowa corporation formed in 1968 which was previously the holding company for our Bank;
•"HELOC" refers to home equity lines of credit;
3-

•"HF Financial" refers to HF Financial Corporation;
•"HUD" refers to the U.S. Department of Housing and Urban Development;
•"IRA" refers to an individual retirement account;
•"IRS" refers to the Internal Revenue Service;
•"LIBOR" refers to London Interbank Offered Rate, and is a benchmark interest rate index for various adjustable-rate products;
•"MERS" refers to the Mortgage Electronic Registration Systems, Inc.;
•"NAB" refers to National Australia Bank Limited, an Australian public company that was our ultimate parent company prior to our initial public offering in October 2014 and, until July 31, 2015, our principal ultimate stockholder;
•"NAH" refers to National Americas Holdings LLC, a Delaware limited liability company formed in 2008 by NAB to facilitate NAB’s purchase of our Bank;
•"NYSE" refers to the New York Stock Exchange;
•"OFAC" refers to the Office of Foreign Assets Control;
•"REIT" refers to Real Estate Investment Trust;
•"RPA" refers to a risk participation agreement;
•"Sarbanes-Oxley Act" refers to the Sarbanes-Oxley Act of 2002;
•"SBS" refers to strategic business services of our Bank;
•"SD Division of Banking" refers to the Division of Banking of the South Dakota Department of Labor and Regulation;
•"SEC" refers to the Securities and Exchange Commission;
•"Securities Act" refers to the Securities Act of 1933;
•"Tax Reform Act" refers to the Tax Cuts and Jobs Act of 2017;
•"TDR" refer to a troubled debt restructuring;
•"USA PATRIOT Act" refers to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001; and
•"VIE" refers to a variable interest entity.
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
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in "Item 1A. Risk Factors" or "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" or the following:
•current and future economic and market conditions in the United States generally or in our states in particular, including the rate of growth and employment levels;
•our ability to anticipate interest rate changes and manage interest rate risk;
•our ability to achieve loan and deposit growth;
•the relative strength or weakness of the commercial, agricultural and real estate markets where our borrowers are located, including without limitation related asset and market prices;
•declines in asset prices and the market prices for agricultural products or changes in governmental support programs for the agricultural sector;
4-

•our ability to effectively execute our strategic plan and manage our growth;
•our ability to successfully manage our credit risk and the sufficiency of our allowance for loan and lease loss;
•our ability to develop and effectively use the quantitative models we rely upon in our business;
•possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations, including the potential negative effects of imposed and proposed tariffs and retaliatory tariffs on products that our customers may import or export, including among others, agricultural products;
•our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;
•operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cyber-security, technological changes, vendor problems, business interruption and fraud risks;
•fluctuations in the values of our assets and liabilities and off-balance sheet exposures;
•unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs;
•possible impairment of our goodwill and other intangible assets, or any adjustment of the valuation of our deferred tax assets;
•the effects of geopolitical instability, including war, terrorist attacks and man-made and natural disasters, social instability and changes in governmental policies;
•the effects of adverse weather conditions, particularly on our agricultural borrowers;
•the impact of, and changes in applicable laws, regulations and accounting standards, policies and interpretations, including the impact of the Tax Reform Act;
•legal, compliance and reputational risks, including litigation and regulatory risks;
•our inability to receive dividends from our Bank and to service debt, pay dividends to our common stockholders and satisfy obligations as they become due;
•expected cost savings in connection with the consolidation of recent acquisitions may not be fully realized or realized within the expected time frames, and deposit attrition, customer loss and revenue loss following completed acquisitions may be greater than expected; and
•our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act to maintain an effective system of internal control over financial reporting.
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

5-

PART I
ITEM 1. BUSINESS
Our Business
We are a full-service regional bank holding company focused on relationship-based business and agri-business banking. We serve our customers through 175 branches in attractive markets in nine states: Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. We were established more than 80 years ago and have achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. By leveraging our business and agri-business focus, highly efficient operating model, robust approach to risk management and presence in attractive markets, we have achieved steady and profitable growth—both organically and through disciplined acquisitions. We have successfully completed nine acquisitions since 2006, including our 2010 FDIC assisted acquisition of TierOne Bank, which represented approximately $2.54 billion in acquired assets, and our 2016 acquisition of HF Financial, which represented approximately $1.12 billion of acquired assets. Our net income was $167.4 million for fiscal year 2019 and our loans and total assets were $9.73 billion and $12.79 billion, respectively, at September 30, 2019.

Washington
Montana
Oregon
Idaho
Wyoming
California
Nevada
Utah
Arizona
Colorado
New Mexico
North Dakota
South Dakota
Nebraska
Kansas
Minnesota
Iowa
Missouri
Wisconsin
Illinois
Michigan
Indiana
Ohio
Kentucky
Tennessee
Oklahoma
Texas
Arkansas
Louisiana
Mississippi
Alabama
Georgia
Florida
South Carolina
North Carolina
Virginia
West Virginia
Pennsylvania
New York
Vermont
New Hampshire
Maine
Massachusetts
Rhode Island
Connecticut
New Jersey
Delaware
Maryland

We focus on business banking, complemented by our agri-business banking, retail banking and wealth management services. Our loan portfolio consists mainly of business loans, comprised of CRE loans and commercial non-real estate loans, which collectively accounted for 70.0% of our loan portfolio and agri-business loans, which accounted for 20.6% of our total loan portfolio at September 30, 2019. In addition, 70.5% of our aggregate loan portfolio was primarily secured by interests in real estate predominantly located in the states in which we operate, including 52.3% of CRE loans, 9.8% of agriculture real estate loans and 8.4% of residential real estate loans. In addition, some of our other lending occasionally involves taking real estate as primary or secondary collateral. We offer small and mid-sized businesses a focused suite of financial products and have established strong relationships across a diversified range of sectors, including key areas supporting regional growth such as hospitality/tourism, agri-business services, freight and transport and healthcare. We have developed extensive expertise in CRE and agri-business lending, which serves two of the most prominent industries across our markets, and we offer a variety of financial services designed to meet the specific needs of such customers. We also provide a range of deposit and loan products to our retail customers through several channels, including our branch network, online banking system, mobile banking applications and customer care centers. In our wealth management business, we seek to expand our private banking, financial planning, investment management and insurance operations to better position us to capture an increased share of the business of managing the private wealth of many of our business and agri-business customers.
6-

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
Attract and Retain High-Quality Relationship Bankers
A key component of our growth in our existing markets and entry into new markets has been our ability to attract and retain high-quality relationship bankers. Since October 1, 2016, we have expanded our existing markets by opening loan production offices or branches in 7 new markets. We have approximately 199 business and agri-business relationship bankers at September 30, 2019 with average industry experience of over 14 years when hired. We believe we have been successful in recruiting qualified relationship bankers due primarily to our decentralized management approach, focused product suite and flexible and customer-focused culture while continuing to provide sophisticated banking capabilities to serve our customers’ needs. We intend to continue to hire experienced relationship bankers to execute our relationship-driven banking model. We utilize a variable compensation structure designed to incentivize our business and agri-business relationship bankers by tying their compensation to both the performance of the Company and their individual overall performance. We measure individual business banker performance based on revenue, loans originated, deposits raised and asset quality/risk, among other performance measurements. We believe this structure establishes the appropriate incentives to serve our customers' needs, maintain strong performance and satisfy our risk management objectives. By leveraging the strong networks and reputation of our experienced relationship bankers, we believe we can continue to grow our loan portfolio and deposit base as well as offer customers a range of products and services to fulfill their financial needs.
Optimize Footprint in Existing and Complementary Markets
We pursue attractive growth opportunities to expand within our existing footprint and enter new markets aligned with our business model and strategic plans. We believe we can increase our presence in under-represented areas in our existing markets and broaden our footprint in attractive markets adjacent and complementary to our current markets by continuing our emphasis on business and agri-business banking. Our branch strategy is guided by our ability to recruit experienced relationship bankers in under-represented and new markets. We typically open a loan production office for these bankers to expand our banking relationships into these markets prior to opening a branch, which increases our likelihood of expanding profitably by developing business, including an asset base, in the market before we establish a branch in that market. We will continue to opportunistically consider opening new branches. We intend to capitalize on growth opportunities we believe exist in growing economies in and adjacent to our existing markets.
Deepen Customer Relationships
We believe that our reputation, expertise and relationship-based banking model enable us to deepen our relationships with our customers. We look to leverage our relationships with existing customers by offering a range of products and services suitable to their needs such as online and mobile banking for consumer customers. We have sought to grow our customer deposit base by attracting more deposits from our business and agri-business customers. We offer alternative cash management solutions intended to help retain business customers. We seek to expand and enhance our wealth management platform through focused product offerings that we believe will appeal to our more affluent customers. We intend to continue to capitalize on opportunities to capture more business from existing customers throughout our banking network. During fiscal year 2019, we opened two new branches to expand our business banking and retail deposit raising initiatives and relocated two branches in addition to continually improving our product offerings and presence in existing locations.
7-

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
$4.0
$2.0
$0.0
$3.1
$0.1
$3.0
$3.4
$0.2
$3.2
$4.3
$5.2
$0.6
$4.6
$8.3
$3.0
$5.3
$8.2
$9.0
$0.4
$8.6
$9.1
$9.4
$9.8
$11.5
$1.1
$10.4
$11.7
$12.1
$12.8
'06
'07
'08
'09
'10
'11
'12
'13
'14
'15
'16
'17
'18
'19
Period Ending
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
8-

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
Our Business Lines
Business Banking
Business banking is a key focus of our business model and is one of our core competencies. We provide business banking services to small and mid-sized businesses across a diverse range of industries, including key sectors supporting regional growth such as hospitality/tourism, ancillary agri-business services (e.g., farm equipment suppliers and grain and seed merchants), freight and transport and healthcare (e.g., hospitals, physicians, care facilities and dentists). We offer our business banking customers a focused range of financial products designed to meet the specific needs of their businesses, including loans, lines of credit, cash management services, online business deposit and wire transfer services, in addition to noninterest-bearing demand accounts, interest-bearing non-transaction accounts and corporate credit cards. At September 30, 2019, business banking represented $3.50 billion in deposits, an increase of $63.2 million from September 30, 2018, and $6.81 billion in loans, an increase of $483.0 million over the same period, which represents 34.0% and 70.0%, respectively, of our total deposits and loans.
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
Our business banking lending portfolio is primarily comprised of CRE and commercial non-real estate loans. CRE loans include both owner-occupied CRE and non-owner-occupied CRE loans, multifamily residential real estate loans and construction and development loans. CRE lending is a significant component of our overall loan portfolio, although we are focused on managing our exposure to land development loans within construction and development lending, in particular, which we believe is relatively riskier than other types of CRE lending, such as owner-occupied CRE lending. Commercial non-real estate loans represent another of our core competencies in business banking. We offer a focused range of lending products to our commercial non-real estate customers, including working capital and other shorter-term lines of credit, fixed-rate and variable-rate loans over a wide range of terms.
The following table presents the composition of our business lending as of September 30, 2019.

	September 30, 2019
	South Dakota	Iowa / Kansas / Missouri	Nebraska	Arizona	Colorado	North Dakota / Minnesota	Other ²	Total	% of Total Loan Unpaid Principal Balance
	(dollars in thousands)
Non-owner-occupied CRE loans ¹	$638,671	$804,586	$530,170	$308,821	$434,940	$109,624	$26,319	$2,853,131	29.3%
Owner-occupied CRE loans ¹	309,878	439,953	204,339	171,447	255,847	29,735	—	1,411,199	14.5%
Construction and development loans ¹	49,837	109,240	134,495	28,888	101,855	39,442	—	463,757	4.8%
Multifamily residential real estate loans ¹	114,477	76,468	51,058	7,289	61,333	52,699	999	364,323	3.7%
Commercial non-real estate loans ¹	307,080	736,273	389,917	83,256	108,400	6,614	88,416	1,719,956	17.7%
Total business loans	$1,419,943	$2,166,520	$1,309,979	$599,701	$962,375	$238,114	$115,734	$6,812,366	70.0%

 [1] Unpaid principal balance for commercial real estate and commercial non-real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to manage our interest rate risk.

 [2] Balances in this column represent acquired workout loans and certain other loans managed by our workout staff, commercial and consumer credit card loans, fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

The following charts present the compositions of our CRE and commercial non-real estate loan portfolios, aggregated by customer exposure as of September 30, 2019, which are diversified across loan sizes.
9-

Agri-business Banking
In addition to business banking, we consider agri-business lending one of our core competencies. We have been providing banking services to the agricultural community since our Bank was founded. We have developed extensive expertise and brand recognition in agri-business lending, which is one of the larger sectors that we serve. We provide loans and banking services to agri-business customers across our geographic footprint. We predominantly lend to grain and protein producers who produce a range of agricultural commodities. Our agri-business customers range in size from small family farms to large commercial farming operations. At September 30, 2019, our agri-business loan portfolio was $2.01 billion, representing 20.6% of our Bank’s $9.71 billion in total lending. Our agri-business loan portfolio was balanced at September 30, 2019, among the major types of agricultural production undertaken in our footprint, with grains (primarily corn, soybeans and wheat) representing 28.6% of our agri-business loan portfolio; proteins (primarily beef cattle, dairy products and hogs) representing 52.9% of our agri-business loan portfolio; and other products (including cotton, trees, fruits and nuts and vegetables, among others) representing 18.5% of our agri-business loan portfolio, as set forth in the chart below.
The composition of our agri-business lending portfolio is also geographically diversified across our footprint in our six business regions, as set forth in the table below.

	September 30, 2019
	Agri-business Loans	% of Agri-business Loan Portfolio
	(dollars in thousands)
South Dakota	$599,664	29.9%
Iowa, Kansas and Missouri	358,610	17.9%
Nebraska	140,570	7.0%
Arizona	738,580	36.7%
Colorado	166,635	8.3%
North Dakota and Minnesota	2,183	0.1%
Other ¹	2,402	0.1%
Total	$2,008,644	100.0%

[1] Balances in this row represent acquired workout loans and certain other loans managed by our staff, fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

10-

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
Retail Banking
Retail banking provides a source of low-cost funding and deposit-related fee income. At September 30, 2019, our branch network consisted of 175 branch offices located in 130 communities. Our branch network enhances our ability to gather deposits, expand our brand presence, service our customers’ needs, originate loans and maintain our customer relationships.
We offer traditional banking products to our retail customers, including noninterest-bearing demand accounts, interest-bearing demand accounts and time deposits. As the banking industry continues to experience broader customer acceptance of online and mobile banking tools for conducting basic banking functions and retail customers use branch locations with less frequency than they have historically, we serve our customers through a wide range of non-branch channels; including online, telephone and mobile banking platforms. In addition, we continue to optimize our branch network through either closure or relocation of some of our less profitable branches. We continue to strive to optimize the effectiveness of our distribution channels and increase our operational efficiency to adapt to increasing customer preferences for self-service banking capabilities. At September 30, 2019, we had ATMs at 165, or 94.3%, of our branches and had another 11 company-owned ATMs at off-site locations. We are part of the MoneyPass and SHAZAM networks, enabling our customers to withdraw cash surcharge-free and service charge-free at over 35,000 ATM locations across the country.
The following table presents our retail branch network spread among our six regions.

	September 30, 2019
	Number of branches	% of branches
South Dakota	37	21.1%
Iowa, Kansas and Missouri	56	32.0%
Nebraska	50	28.6%
Arizona	9	5.2%
Colorado	20	11.4%
North Dakota and Minnesota	3	1.7%
Total	175	100.0%
We also provide a variety of loan products to individuals. At September 30, 2019, our residential real estate and consumer portfolio was $864.1 million, representing 8.9% of our total lending, and comprised residential mortgage loans, home equity loans, personal loans, lines of credit and auto loans. We also have a small amount of consumer credit card balances outstanding. In addition to retail loans held in our portfolio, we also originate residential mortgage loans for resale (including their servicing) on the secondary market and, in the fiscal year ended September 30, 2019, we sold $288.1 million of these loans and serviced $525.0 million of mortgage loans. At September 30, 2019, we had a retail and mortgage loan officer base of 451 individuals. Home equity originations (including residential mortgages) are sourced almost exclusively through our branch network.
Wealth Management
We also provide our customers with a selection of wealth management solutions, including financial planning, private banking, investment management and trust services through associations with third party vendors, including registered broker-dealers and our investment adviser. Our investment representatives offer our customers investment management services through our branch network which entails overseeing and recommending investment allocations between asset classes based on a review of a client’s risk tolerance. These representatives also offer and sell insurance solutions, including life insurance, and offer trust services, including personal trusts and estate planning. At September 30, 2019 our investment representatives had $599.7 million in assets under management, and, through our trust services group, we had $1.36 billion in assets under management, for a combined total of $1.96 billion in assets under management. Enhancing and expanding our wealth management business is an important component of our strategic plan, as we believe it can deepen our customer relationships, create opportunities to provide a wider range of financial services products to our customers and drive stable and recurring revenue.
11-

Loans
Overview
Our loan portfolio consists primarily of CRE, commercial non-real estate and agri-business loans. We also originate residential real estate loans, personal loans, home equity loans, lines of credit, credit cards and auto loans. As described below, our loan portfolio is diversified across our customer base.
The following chart sets forth the composition of our loan portfolio by loan category as of September 30, 2019.

Loan Portfolio by Category

Agriculture real estate, 9.8%
Commercial non-real estate, 17.7%
Agriculture operating, 10.8%
Construction and development, 4.8%
Consumer & Other, 1.0%
Residential real estate, 8.4%
Owner-occupied CRE, 14.5%
Multifamily residential real estate, 3.7%
Non-owner-occupied CRE, 29.3%

Our underwriting principles, discussed below, require portfolio diversification across geographies, industries and customers. Our lending is diversified both geographically, predominantly across our nine footprint states, and across our loan categories referenced above and within each of these categories. For example, within agri-business lending, our portfolio is diversified across grain, protein and other types of agri-business. Our commercial non-real estate and owner-occupied CRE lending categories are well diversified, with no individual industry comprising more than 10.6% of lending in these combined categories. See "—Our Business Lines—Agri-business Banking" for information about the composition of our agri-business loan portfolio and "—Our Business Lines—Business Banking" for information about the composition of our business banking loan portfolio. At a customer level, our largest exposure represents 0.7% of our total loans, and our top ten loan exposures represent approximately 4.6% of our total loans at September 30, 2019.
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
We also assess the presence and viability of one or more acceptable secondary sources of repayment to mitigate potential future borrower cash flow deterioration. To improve the reliability of secondary sources of repayment, we prefer originating loans on a secured basis, and at September 30, 2019, less than 1.0% of our total lending was on an unsecured basis. We typically engage in unsecured lending only in situations involving long-standing customers of sound net worth and above-average liquidity with strong repayment ability (other than in connection with credit cards we issue).
12-

We have a delegated credit authorities framework that provides what we believe to be commensurate with our bankers role and lending experience. Commitments above the lending thresholds established for a banker require the approval, depending on the size of the commitment, of our regional credit managers, central senior credit managers, Chief Credit Officer or, for our largest commitments, our transactional credit committee (a subcommittee of our Management Risk Committee). See "—Risk Oversight and Management" for discussion on our risk management. Loan analysis and decisions are documented and form part of the loan’s continual monitoring and relationship management record. We believe this framework provides the necessary separation of authority and independence in the credit underwriting process while providing flexibility to expedite appropriate credit decisions and provide competitive customer service.
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
As is the case with all types of lending, external risks beyond a customer’s business and operations can affect repayment. Our agri-business lending, in particular, is subject to several external risks that we manage in various ways, including:
•Price cycles and volatility—Agricultural commodity prices are both cyclical and volatile, and we seek to manage these factors by diversifying our portfolio across a range of agri-business customers including grain producers and protein producers (e.g., generally, low grain prices assist protein producers since their businesses use grains as inputs) and by determining and applying appropriate advance rate guidelines to agricultural commodities used as collateral, as discussed above.
•Weather, disease and other perils—Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business and the business of our borrowers. We seek to mitigate our exposure to this risk through our geographic diversification which is predominantly across nine states and a number of agricultural products. Federally subsidized crop insurance coverage is also available for over 120 kinds of crops, typically of 50% to 85% of a grower’s average yield, against various agriculture-related perils, including flood, drought, hail, fire, disease, insect damage, wildlife and earthquake.
•Land prices—As discussed above, we focus on cash flow lending, which helps farms to ensure that they have sufficient cash flow to service debt and support their businesses, and generally take land as collateral, which provides a secondary repayment source, after assessing collateral quality and adequacy.
Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to consumers, businesses and other customers with a variety of rates and terms. Deposits at our Bank are insured by the FDIC up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At September 30, 2019, we held $10.30 billion of total deposits. At September 30, 2019, our deposit base consisted of $3.94 billion, or 38.2%, in interest-bearing and noninterest-bearing transaction accounts, $4.27 billion, or 41.4%, in interest-bearing non-transaction accounts, and $2.10 billion, or 20.4%, in time deposits.
13-

Our deposit base is diversified across our geographic footprint, as illustrated by the following table showing the composition of our deposit base by the geographic region of our branches at September 30, 2019.

	September 30, 2019
	Number of Branches	Deposits	% of Deposits
	(dollars in thousands)
South Dakota	37	$2,575,833	25.0%
Iowa, Kansas and Missouri	56	2,936,256	28.5%
Nebraska	50	2,474,673	24.0%
Arizona	9	508,308	4.9%
Colorado	20	1,237,052	12.0%
North Dakota and Minnesota	3	55,258	0.6%
Corporate and other	—	512,959	5.0%
Total	175	$10,300,339	100.0%
Our deposit base is also diversified by client type. As of September 30, 2019, no individual depositor represented more than 1.8% of our total deposits, and our top ten depositors represented 7.0% of our total deposits. We continue our strategy of focusing on cost-effective transaction accounts as well as our focus on gathering business deposits, which are typically transaction accounts by nature. At September 30, 2019, our deposit base included $1.04 billion of municipal deposits, against which we were required to hold $691.9 million of collateral. Municipal deposits represent approximately 620 customers with an average balance per customer of $1.7 million.
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
14-

The following table sets forth the composition of our investment portfolio at amortized cost by category as of September 30, 2019.

	September 30, 2019
	Investments	% of Investments
	(dollars in thousands)
U.S. Treasury securities	$94,178	5.3%
Mortgage-backed securities:
Government National Mortgage Association	501,139	28.4%
Federal Home Loan Mortgage Corporation	463,974	26.3%
Federal National Mortgage Association	322,340	18.3%
Small Business Assistance Program	316,502	17.9%
States and political subdivision securities	66,145	3.7%
Other	1,006	0.1%
Total	$1,765,284	100.0%
Marketing and Sales
Our goal of increasing our share of financial services in our market areas is driven by a technology, marketing, communication and sales strategy which aims to strengthen the bank brand and generate public awareness through innovative marketing and public relations initiatives leveraging both traditional and emerging social media channels in new ways to advance the brand and create meaningful connections with existing and potential customers. We believe strongly that by leading with a culture of service, we will have more opportunity to provide our products and services and to create deeper customer relationships. A successful marketing program will attract customers to visit our Bank. Our highly tuned service environment and strong service culture are a key element in our ability to attract both talented associates and loyal customers.
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
Our Bank's Management Risk Committee is responsible for oversight and governance of all risks across the enterprise. These responsibilities include monitoring our Bank’s overall risk profile to ensure it remains within the Board-approved risk appetite and adjusting activities as appropriate, assessing new and emerging risks, monitoring our risk management culture, assessing acceptability of the risk impacts of any material changes (or additions) to our products, vendor relationships, partnerships or other processes and overseeing compliance with regulatory expectations and requirements. The Management Risk Committee is chaired by our Chief Executive Officer and includes our Chief Risk Officer, Chief Financial Officer, Chief Operating Officer, Chief Credit Officer and executives and management representing our business and support areas. The Management Risk Committee is supported by the following subcommittees, each with specific responsibility to monitor, oversee and approve changes in their respective areas of focus relating to risks: Asset & Liability Committee, Compliance Committee, Transactional Credit Committee, Risk Standards Review Panel, Stress Test Working Group and IT Steering Committee, Change Review Board and Executive Management Risk Committee Subcommittee.
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
15-

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
Credit Risk Management
Credit risk is the potential for loss arising from a customer, counterparty or issuer failing to meet its contractual obligations to us. Our strategy for managing credit risk includes well-defined, centralized credit policies, uniform underwriting criteria, clearly delegated authority levels and accountability, ongoing risk monitoring and review processes for credit exposures and portfolio diversification by geography, industry and customer. We segment our loan portfolio into a number of asset classes for purposes of developing and documenting our credit risk management procedures and determining associated allowance for loan and lease losses, including CRE, agriculture, commercial non-real estate, residential real estate, consumer and other lending. For a discussion of our underwriting standards, see "—Loans—Underwriting Principles."
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
We have well-established procedures for managing loans that either show early signs of weakness or appear to have actually weakened. These procedures include moving a loan to our "watch" list when we have early concerns. Loans on our watch list receive more intense focus, along with more senior-level monitoring and reporting, a requirement of higher credit authority approval for any further lending increase and action plans for improving the prospects for such loans. Loans that we rate "substandard" (or lower) that are over $5.0 million will generally fall under the management or consultation of our SBS team, our specialist loan rehabilitations, workout and other real estate owned asset team. These loans are actively managed, with the primary goal of SBS rehabilitating the loans to "performing" status. If rehabilitation is not feasible, a loan workout strategy is developed and put into execution to maximize our Bank’s recovery of loan proceeds and other costs to which our Bank is legally entitled. SBS, in consultation with internal counsel, also oversees the litigation of troubled assets, when appropriate. In addition, appropriate reserves and charge-offs are made based on assessment of potential realization levels and related costs.
Our non-lending activities also give rise to credit risk, including exposures resulting from our investment in securities and our entry into interest rate swap contracts. For more information on these activities, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition—Investment Securities" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition—Derivatives."
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
16-

Competition
The financial services industry and each of the markets in which we operate in particular are highly competitive. We face strong competition in gathering deposits, making loans and obtaining client assets for management by our investment or trust operations. We compete for deposits and loans by seeking to provide a higher level of personal service than is generally offered by our larger competitors, many of whom have more assets, capital and resources and higher lending limits than we do and may be able to conduct more intensive and broader based promotional efforts to reach both commercial and retail customers. We also compete based on advertising impact and interest rates. Our principal competitors for deposits, loans and client assets for management by our investment or trust operations include large nationwide banks such as U.S. Bank, Wells Fargo and Bank of America and various other nationwide, regional and community banks, savings banks and associations, credit unions, mutual fund companies, insurance companies, factoring companies and other non-bank financial companies. Some of these competitors are local, while others are statewide or national.
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
We compete for wealth management clients based on the level of investment performance, fees and personalized client service. Our competition in wealth management services comes primarily from other institutions, particularly larger regional and national banks, providing similar services, wealth management companies, mutual fund companies and brokerage firms, many of which are larger than we are and provide a wider array of products and services.
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
Information Technology Systems
We devote significant resources to maintain stable, reliable, efficient and scalable information technology systems. We utilize a single, highly integrated core processing system from a third party vendor across our business that improves cost efficiency and acquisition integration. As advantageous, we work with our third party vendors to maximize the efficiency of our use of their applications. We use integrated systems to originate and process loans and deposit accounts, which reduces processing time, improves customer experience and reduces costs. Most customer records are maintained digitally. During fiscal year 2019, we have continued our commitment to investment in information security and improved our digital banking functionality to enhance the overall client experience.
Protecting our systems to ensure the safety of our customers’ information is critical to our business. We use multiple layers of protection to control access and reduce risk, including the use of Artificial Intelligence and conducting a variety of vulnerability and penetration tests on our platforms, systems and applications to reduce the risk that any attacks are successful. To protect against disasters, we have a backup offsite core processing system and recovery plans.
We have an enterprise data warehouse system to capture, analyze and report key metrics associated with customer and product profitability. Data is collected across multiple systems is available through standard and ad hoc reports to assist with managing our business and competing effectively in the marketplace.
17-

Employees
As of September 30, 2019, we had 1,666 total employees, which included 1,545 full-time employees and 121 part-time employees. Of our 1,666 employees, 1,187 are in core banking (i.e., non-line of business branch network employees, including relationship bankers), 81 employees are in lines of business (e.g., mortgage, credit cards, investments), 34 employees are in finance, 195 employees are in support services (i.e., employees in operations, IT and projects), 120 employees are in risk and credit management, 13 employees are in internal audit and 36 employees are in other functions. We believe our relationship with our employees to be generally good. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements.
Information about our Executive Officers
The following table and the descriptions below set forth biographical information regarding our executive officers.

Name	Age	Position
Ken Karels	62	Chairperson of the Board, President and Chief Executive Officer
Doug Bass	58	Chief Operating Officer and Executive Vice President
Peter Chapman	46	Chief Financial Officer and Executive Vice President
Karlyn Knieriem	52	Chief Risk Officer and Executive Vice President
Tim Kintner	61	Regional President and Executive Vice President
Michael Gough	58	Senior Vice President - Credit and former Chief Credit Officer
Kenneth Karels has served as our Chief Executive Officer and on our Board since 2010 and was elected Chairperson in 2017. Mr. Karels has also served as our President since August 2019 and previously thereto from 2010 to 2018. Mr. Karels is also the Chairperson and Chief Executive Officer of our Bank and serves on the Boards of Directors of our Bank and our Bank's other subsidiaries. He has also served as our Bank President since August 2019 and previously thereto from 2010 until 2018. Mr. Karels’ duties include overall leadership and executive oversight of our Bank. Mr. Karels has over 42 years of banking experience and expertise in all areas of bank management and strategic bank acquisitions. Mr. Karels has served in several other capacities at our Bank since February 2002, including Regional President and Chief Operating Officer for the Bank’s branch distribution channel including agriculture, business and retail lending and deposits functions. During his executive tenure, Mr. Karels has helped grow our Bank from $5.2 billion in assets at September 30, 2009 to over $12.79 billion in assets today. Before joining our Bank, Mr. Karels served as President and Chief Executive Officer at Marquette Bank, Milbank, SD, where he was employed for 25 years. In addition, Mr. Karels also serves on the boards of Valley Queen Cheese and the South Dakota Education Enhancement and Funding Corporation, and previously served as a member of the Federal Advisory Council to the Board of Governors of the Federal Reserve Bank and the board of Avera Health Systems.
Doug Bass has served as Executive Vice President and Chief Operating Officer of our Company and our Bank since August 2019. Mr. Bass is responsible for overall loan and deposit growth, all Bank sales functions, De novo office expansion, operating efficiency, our wealth management and mortgage banking lines, and strategic initiatives for our Company. In total, Mr. Bass has over 37 years of banking experience. Mr. Bass has worked in various other capacities with our Company and Bank since 2009, including serving as President of our Company from 2018 to 2019 and Regional President of our Bank from 2010 to 2018. Mr. Bass has expertise in all areas of bank management within our Bank. Before joining our Bank, Mr. Bass served as President of First American Bank Group. Previously Mr. Bass served in various capacities over 15 years with Firstar Corporation, which is now known as US Bank, including as President and Chief Executive Officer of Firstar’s Sioux City and Council Bluffs operations in western Iowa and as Manager of Correspondent Banking for its eastern Iowa operations, which also included responsibility for commercial banking and agri-business lending.
Peter Chapman has served as our Chief Financial Officer and Executive Vice President since 2013 and on GWBCI's Board of Directors from January 2013 until October 2014. Mr. Chapman is also the Chief Financial Officer and Executive Vice President of our Bank. In August 2019, Mr. Chapman also assumed responsibility for our Information Technology and Operations functions. From 2017 through August 2019, Mr. Chapman oversaw all of our banking operations within the states of Minnesota and North Dakota. Mr. Chapman has over 20 years of industry experience and is responsible for all aspects of our financial and regulatory reporting together with planning and strategy and treasury management of our balance sheet. From 2010 until he was appointed as our Chief Financial Officer in November 2012, Mr. Chapman served as the General Manager, Finance Performance Management & Non Traded Businesses for NAB’s Wholesale Banking business. From 2007 through 2010, Mr. Chapman served as Head of Financial Control at NAB and was responsible for oversight and delivery of NAB’s external financial reporting and internal management reporting. From 2004 through 2007, Mr. Chapman was Manager, and then Senior Manager, in NAB’s Group Accounting Policy team. From 1995 through 2004, Mr. Chapman held various roles with Ernst & Young’s Financial Services Audit Division, including Group Manager of its Melbourne, Australia office’s Financial Services Audit practice, and he was seconded to Ernst & Young’s New York office from 1998 through 2000. Mr. Chapman has been a Chartered Accountant with the Institute of Chartered Accountants Australia since 1998 and is currently a Fellow of the Institute.
18-

Karlyn Knieriem has served as our Chief Risk Officer since 2018 and is also an Executive Vice President of our Company. Ms. Knieriem is responsible for the overall direction and operations of the risk department, including Enterprise Risk Management, Bank Secrecy Act, Compliance and Risk Asset Review. Ms. Knieriem joined our Bank in 2016 as Head of Enterprise Risk Management. Ms. Knieriem has over 20 years of experience in the financial services industry, including a 17-year career with First National Bank of Omaha, where she worked in a number of senior leadership positions including 11 years as Vice President/Managing Director – Treasury.
Timothy Kintner has served as our Executive Vice President and as Regional President of our Bank since 2018. Mr. Kintner oversees all of our banking operations in South Dakota and our retail banking operations. Mr. Kintner has over 30 years of banking experience and has expertise in all areas of bank management and strategic bank planning. Before joining our Bank, Mr. Kintner held the position of Executive Vice President – Regional Banking Markets and Community Relations for Bankers Trust Company in Des Moines, IA since 2013. Prior to that, he served as President and Chief Executive Officer of Bankers Trust in Cedar Rapids, IA and President of Marquette Bank in Cedar Rapids, IA. Mr. Kintner also spent several years in senior management positions with Wells Fargo.
Michael Gough served as Chief Credit Officer of our Bank since 2014 until August 2019 and as Executive Vice President of our Company since July 2017 until August 2019 when he transitioned to Interim Chief Credit Officer and Executive Vice President. In September 2019, Mr. Gough transitioned to a non-executive role as Senior Vice President - Credit. In his previous roles, Mr. Gough was responsible for the overall direction and operations of the credit department, including loan and portfolio quality, and oversaw our commercial credit and collection policies, procedures and processes. Mr. Gough has been employed with our Bank for over 23 years, including organizing and managing the Bank's SBS team which manages troubled assets including real estate and equipment that were acquired through foreclosure. Preceding his role as SBS Manager for the Bank, Mr. Gough served as the Executive Vice President of Credit for the Bank's South Dakota Charter, which in 2007 was merged with and became the successor to the Bank's Nebraska and Iowa charters.
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
Our Bank is an FDIC-insured commercial bank chartered under the laws of South Dakota. It is not a member of the Federal Reserve System. Consequently, the FDIC and the SD Division of Banking are the primary regulators of our Bank and also regulate our Bank’s subsidiaries. Our Bank is also subject to the enforcement and rule-making authority of the CFPB regarding consumer financial products. The CFPB has authority to create and enforce consumer protection rules and regulations and has the power to examine our Bank for compliance with such rules and regulations. The CFPB also has the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, such as our Bank. In addition, we offer certain insurance and investment products through our Bank and our Bank’s subsidiaries that are subject to regulation and supervision by applicable state insurance regulatory agencies and by the FINRA as a result of a contractual relationship we have with a third party broker-dealer relating to the provision of some wealth management and investment services to customers.
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
19-

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
Substantially all of our income comes from dividends from our Bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, our Bank is subject to limitations under South Dakota law regarding the level of dividends that it may pay to us. In general, dividends by our Bank may only be declared from its net profits and may be declared no more than once per calendar quarter. The approval of the South Dakota Director of Banking is required if our Bank seeks to pay aggregate dividends during any calendar year that would exceed the sum of its net profits from the year to date and retained net profits from the preceding two years, minus any required transfers to surplus.
20-

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
21-

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
22-

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
In May 2018, the European Union ("EU") adopted a comprehensive general data privacy regulation ("GDPR"). GDPR brings heightened scrutiny of data processing activities and higher fines and sanctions for non-compliance with data protection legislation. In addition, the GDPR widens the territorial scope of EU privacy rules to organizations located outside the EU if they offer goods or services to or monitor EU citizen behaviors and introduces new compliance obligations, including financial penalties for non-compliance. We believe the applicability of the GDPR to us is minimal as we do not offer goods or services to EU residents or monitor their behaviors. In addition, other federal, state or local governments may try to implement similar legislation, which could result in different privacy standards for different geographical regions.
Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. Because our Bank’s total consolidated assets equal or exceed $10 billion, we or our Bank, as applicable, among other requirements:
•are subject to the maximum permissible interchange fee for swipe transactions, equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions, as described below in "—Interchange Fees";
•calculate our FDIC deposit assessment base using the performance score and a loss-severity score system described above in "—Deposit Insurance;" and
•are examined for compliance with federal consumer protection laws primarily by the CFPB as described below in "—Consumer Financial Protection."
Prior to exceeding $10 billion in total consolidated assets, we began analyzing these rules to ensure we were prepared to comply with these rules as applicable.
The Volcker Rule
The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 Capital in private equity and hedge funds (known as the "Volcker Rule"). The implementing rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as "covered funds". The fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including our Company and our Bank. The Volcker Rule regulations contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. The Economic Growth, Regulatory Relief and Consumer Protection Act and subsequent promulgation of inter-agency final rules have aimed at simplifying and tailoring requirements related to the Volcker Rule. In August 2019, the agencies modified the rule to, among other things, eliminate collection of certain metrics and reduce the compliance burdens associated with the remaining metrics requirements, depending on the banking entity's total consolidated trading assets and liabilities. The regulatory agencies continue to consider additional proposals to simplify or eliminate other aspects of the Volcker Rule. Due to the changing regulatory landscape, we will continue to evaluate the implications of the Volcker Rules on its investments, including new impacts as a result of the changes, but does not expect any material financial implications.
23-

Interchange Fees
Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions.
Interchange fees ("swipe fees") are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. As our assets exceed $10 billion we are subject to the interchange fee cap. For more information on interchange fees, see "Part I, Item 1A. Risk Factors—Further reductions in interchange fees will reduce our associated income."
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
24-

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
Regulatory Capital Requirements, Basel III and the Capital Rules
The Federal Reserve monitors our capital adequacy on a consolidated basis, and the FDIC and the SD Division of Banking monitor the capital adequacy of our Bank based on the Capital Rules, also known as the Basel III Capital Rules, which went into effect January 1, 2015, subject to certain phase-in provisions. The risk-based guidelines are intended to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to weighted risk categories, and capital is classified in one of the following tiers depending on its characteristic:
•Common Equity Tier 1 Capital ("CET1 capital") for us includes common equity, surplus and retained earnings less goodwill, most intangible assets and certain other assets. The Capital Rules require bank holding companies and banks to include AOCI into CET1 capital unless the bank and bank holding company use a one-time election to exclude AOCI from its regulatory capital metrics on January 1, 2015. We elected to exclude AOCI from CET1 capital.
•Tier 1 (Core) Capital ("Tier 1 capital") for us includes CET1 capital and qualifying trust preferred securities at the holding company level, less goodwill, most intangible assets and certain other assets.
•Tier 2 (Supplementary) Capital ("Tier 2 capital") for us includes qualifying subordinated debt and a limited amount of allowance for loan and lease losses.
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
As of January 1, 2019, the Basel III Capital Rules require banking organizations to maintain:
•a minimum ratio of CET1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 capital ratios as that buffer is phased-in, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7.0%);
•a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5%);
•a minimum ratio of total capital (that is, Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0% plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5%); and
•a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets.
The current Capital Rules also include a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1 capital, on top of these minimum risk-weighted asset ratios. In addition, the Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us or our Bank. Banking institutions with a ratio of CET1 capital to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
25-

The Capital Rules provide for a number of deductions from and adjustments to CET1 capital. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 capital to the extent that any one such category exceeds 10% of CET1 capital or all such categories in the aggregate exceed 15% of CET1 capital. Implementation of the deductions and other adjustments to CET1 capital began on January 1, 2015 and were phased in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The Capital Rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital for most bank holding companies. Bank holding companies such as us who had less than $15 billion in assets as of December 31, 2009 (and who continue to have less than $15 billion in assets) are permitted to include trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital under the Capital Rules.
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
We believe that, as of September 30, 2019, we and our Bank would meet all capital adequacy requirements under the Capital Rules on a fully phased-in basis as if such requirements were then in effect.
On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implement of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. We are currently evaluating the impact the CECL model will have on our accounting, and expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. At this time, we cannot yet reasonably determine the magnitude of such one-time cumulative adjustment, if any, or of the overall impact of the new standard on our business, financial condition or results of operations.
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
As a result of the Basel III Rules, new definitions of the relevant measures for the five capital categories took effect on January 1, 2015. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater, and a leverage capital ratio of 5.0% or greater, and is not subject to a regulatory order, agreements, or directive to meet and maintain a specific capital level for any capital measure.
An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and generally a leverage capital ratio of 4.0% or greater. The Capital Rules do not change the total risk-based capital requirements for any prompt corrective action category.
As of September 30, 2019, we and our Bank were well capitalized with Tier 1 capital ratios of 11.7% and 11.5%, respectively, total capital ratios of 12.7% and 12.2%, respectively, Tier 1 leverage ratios of 10.1% and 9.9%, respectively, and a CET1 capital ratio of 11.0% and 11.5%, respectively, as calculated under Basel III which went into effect on January 1, 2015. For more information on these financial measures, including reconciliations to our and our Bank’s Tier 1 capital ratio, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital."
An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 risk-based capital ratio of less than 4.5%, or generally a leverage capital ratio of less than 4.0%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4%, a common equity Tier 1 risk-based capital ratio of less than 3.0%, or a leverage capital ratio of less than 3.0%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
26-

"Undercapitalized" institutions are subject to growth, capital distribution (including dividend), and other limitations, and are required to submit a capital restoration plan and adequate assurances of performance. An institution's compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the bank's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized". Significantly undercapitalized institutions are subject to one or more additional restrictions including, but not limited to, an order by the FDIC to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss directors or officers; and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions and capital distributions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC.
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
Institutions that are undercapitalized or significantly undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions failing to submit or implement an acceptable capital restoration plan are subject to appointment of a receiver or conservator. As of September 30, 2019, our Bank was "well capitalized" based on the existing ratios and the ratios as modified by Basel III Capital Rules.
Anti-Money Laundering and the USA PATRIOT ACT
We are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds from crime, including the BSA, as amended by Title III of the USA PATRIOT Act and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S. such as the Department of the Treasury's FinCEN and the FFIEC. A major focus of governmental policy on financial institutions in recent years has been aimed at anti-money laundering and terrorist financing. The USA Patriot Act substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States in these areas: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities. We are required, as part of our BSA/AML program, to designate a BSA Officer, maintain a BSA/AML training program, maintain internal controls to effectuate the BSA/AML program, implement independent testing of the BSA/AML program, and as of May 11, 2018, comply with FinCEN's new CDD Rule. The CDD Rule adds a new requirement for us to identify and verify the identity of natural persons ("beneficial owners") of legal entity customers who own, control and profit from companies when those companies open accounts. The CDD Rule has four core requirements. It requires covered financial institutions to establish and maintain written policies and procedures that are reasonably designed to (1) identify and verify the identity of customers; (2) identify and verify the identity of the beneficial owners of companies opening accounts; (3) understand the nature and purpose of customer relationships to develop customer risk profiles; and (4) conduct ongoing monitoring to identify and report suspicious transactions and, on a risk basis, to maintain and update customer information. With respect to the new requirement to obtain beneficial ownership information, financial institutions will have to identify and verify the identity of any individuals who own 25 percent or more of a legal entity, and an individual who controls the legal entity.
27-

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
28-

During 2019, the U.S. economy has continued to grow across a wide range of industries and regions in the U.S. However, there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt, depressed oil prices and the U.S. - China trade disputes and related tariffs that may have a destabilizing effect on financial markets. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition or results of operations.
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
Changes in U.S. trade policies and other factors beyond our Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.
There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On October 1, 2018, the United States, Canada and Mexico agreed to a new trade deal to replace the North American Free Trade Agreement. While ratified by Mexico, the trade deal is subject to congressional-approval and ratification by Canada which may or may not be approved by the end of 2019. In the event that the agreement is not fully ratified in 2019, various components may not be effective until 2021. The full impact of this agreement on us, our customers and on the economic conditions in our states is currently unknown. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact ours and/or our customers' costs, demand for our customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.
29-

We focus on originating business loans (in the form of commercial real estate loans and commercial and industrial loans), which may involve greater risk than residential mortgage lending.
As of September 30, 2019, our business lending, which consists of our CRE and commercial non-real estate loans, represented approximately $6.81 billion, or 70.0%, of our loan portfolio. Our CRE loans secured by owner-occupied property and commercial non-real estate loans secured by business assets and guarantees from owners, which together form the core of our business banking focus, totaled approximately $3.13 billion, or 32.2%, of our loan portfolio at September 30, 2019, with undisbursed loan commitments for these loans amounting to an additional $847.0 million. We also had approximately $3.68 billion of other CRE loans (i.e., construction and development loans, multifamily residential real estate loans and CRE loans secured by commercial property that is not owner-occupied) at September 30, 2019, or 37.8% of our loan portfolio, including hospitality/tourism sector loans of $1.08 billion and construction and development loans of $463.8 million. Because payments on commercial non-real estate loans, owner-occupied CRE loans and other CRE loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Collateral of all types, and particularly that of a specialized nature, may also experience significant declines in value in the short-/medium-term or the longer-term. These types of loans may have a greater risk of loss than residential mortgage lending, in part, because these loans are generally larger or more complex to underwrite than residential mortgages. In particular, real estate construction, acquisition and development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. If a decline in economic conditions or other issues cause difficulties for our borrowers of these types of business loans, if we fail to evaluate the credit of these loans accurately when we underwrite them or if we do not continue to monitor adequately the performance of these loans, our lending portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations.
We originate agricultural loans which are dependent for repayment on the successful operation and management of the farm property, the health of the agricultural industry broadly, the location of the borrower in particular, and other factors outside of the borrower’s control.
At September 30, 2019, our agricultural loans, consisting primarily of agricultural operating loans (e.g., loans to farm and ranch owners and operators) and agricultural real estate loans, were $2.01 billion, representing 20.6% of our total loan portfolio. At September 30, 2019, agricultural operating loans totaled $1.05 billion, or 10.8% of our loan portfolio; and agricultural real estate loans totaled $957.6 million, or 9.8%, of our loan portfolio. The primary livestock of our customers to whom we have extended agricultural loans include dairy cows, hogs and feeder cattle, and the primary crops of our customers to whom we have extended agricultural loans include corn, soybeans and, to a lesser extent, wheat and cotton. In addition, we estimate that 8.1% of our commercial non-real estate loans and owner-occupied CRE loans were agriculture-related loans at September 30, 2019.
Agricultural markets are highly sensitive to real and perceived changes in the supply and demand of agricultural products. As approximately 82% of our agricultural lending (excluding commercial non-real estate loans and owner-occupied CRE loans) is to farms producing grain, beef cattle, dairy products or hogs, our performance is closely related to the performance of, and supply and demand in, these agricultural sub-sectors. Weaker commodity prices could reduce the cash flows of our borrowers and the value of agricultural land in our markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serves as collateral for certain of our loans. The imposition of tariffs and retaliatory tariffs or other trade restrictions on agriculture products and materials that our customers import or export, could negatively impact our customers, their financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, weakness in the agricultural economy could negatively impact our agricultural related commercial non-real estate and CRE loans.
Our agricultural loans are dependent on the profitable operation and management of the farm property securing the loan and its cash flows. The success of a farm property may be affected by many factors outside the control of the borrower, such as:
•adverse weather conditions (such as hail, drought and floods), restrictions on water supply or other conditions that prevent the planting of a crop or limit crop yields, or that affect crop harvesting;
•loss of crops or livestock due to disease or other factors;
•declines in the market prices or demand for agricultural products (both domestically and internationally), for any reason;
•increases in production costs (such as the costs of labor, rent, feed, fuel and fertilizer);
•adverse changes in general economy, interest rates, currency exchange rates, agricultural land values or other factors that may affect delinquency levels and credit losses on agricultural loans; and
30-

•the impact of government policies and regulations (including changes in price supports, subsidies, government-sponsored crop insurance, minimum ethanol content requirements for gasoline, tariffs, trade barriers and health and environmental regulations).
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
At September 30, 2019, 70.5% of our aggregate loan portfolio, comprising our CRE loans (representing 52.3% of our aggregate loan portfolio), residential real estate loans (representing 8.4% of our aggregate loan portfolio) and agriculture real estate loans (representing 9.8% of our aggregate loan portfolio), was primarily secured by interests in real estate predominantly located in the states in which we operate. In addition, some of our other lending occasionally involves taking real estate as primary or secondary collateral. Real property values in these states may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes, commercial properties and farmland, in the states in which we operate could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally. Our CRE loans, in particular, totaled approximately $5.09 billion at September 30, 2019, or 52.3% of our loan portfolio, and may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite, monitor and service. Agricultural real estate loans may be affected by similar factors to those that affect agricultural loans generally, including adverse weather conditions, disease and declines in the market prices for agricultural products or farm real estate. In addition, declines in real property values in the states in which we operate could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition or results of operations.
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
Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but also our ability to originate loans and deposits. Historically, all else being equal, there has been an inverse correlation between the demand for loans and interest rates. Loan origination volume usually declines during periods of rising or high interest rates and increases during periods of declining or low interest rates. Changes in interest rates also have a significant impact on the carrying value of certain of our assets, including loans, real estate and investment securities, on our balance sheet. We may incur debt in the future and that debt may also be sensitive to interest rates.
31-

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
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. As of September 30, 2019, 52.6% of our loans were advanced to our customers on a variable or adjustable-rate basis and another 8.4% of our loans were advanced to our customers on a fixed-rate basis where we utilized derivative instruments to swap our economic exposure to a variable-rate basis. As a result, an increase in interest rates could result in increased loan defaults, foreclosures and charge-offs and could necessitate further increases to the allowance for loan and lease losses, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, a decrease in interest rates could negatively impact our margins and profitability.
As of September 30, 2019, we had $1.96 billion of noninterest-bearing demand deposits and $8.34 billion of interest-bearing demand deposits. If we need to offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.
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
32-

An important feature of our credit risk management system is our use of analytical and forecasting models in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, estimating the effects of economic conditions on our loan portfolio, predicting losses, assessing capital adequacy and regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items. Those models reflect certain assumptions about both quantitative and qualitative factors, including among others, interest rates and consumer behavior that may be incorrect. If our analytical and forecasting models' underlying assumptions are incorrect, improperly applied, or otherwise inadequate, we may suffer deleterious effects such as higher than expected loan losses, lower than expected net interest income, lower than expected liquidity, lower than expected capital or unanticipated charge-offs, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
The application of the acquisition method of accounting in our acquisitions has impacted our allowance for loan and lease losses. Under the acquisition method of accounting, loans we acquired were recorded in our consolidated financial statements at their fair value at the time of acquisition and the related allowance for loan and lease loss was eliminated because credit quality, among other factors, was considered in the determination of fair value. We make various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. To the extent that the estimates we make at the time of acquisition prove to be inadequate based on changing facts and circumstances arising from reporting period to reporting period, we may incur losses (some of which may be covered by our loss-sharing agreement with the FDIC) associated with the acquired loans.
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
33-

New accounting standards may require us to increase our allowance for loan and lease losses.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model. The CECL model is applicable to the measurement of credit losses on the financial assets measured at amortized cost, including but not limited to loan receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2018 and April 2019, the FASB issued ASUs that provided codification improvements and clarification to Topic 326. These ASUs are effective for public business entities for fiscal years after December 15, 2019, including interim periods within those fiscal years. We continue to make progress on the implementation plan and expect to complete the User Acceptance Testing phase of the third party vendor software during FQ1 2020. These ASUs will change the current method of providing allowances for loan losses, which could require us to increase our allowance for loan and lease losses, and will likely increase the types of data we need to collect and review to determine the appropriate level of the allowance for loan and lease losses. We are currently evaluating the potential impact on our consolidated financial statements, however, since the magnitude of the anticipated change in the allowance for credit losses will be impacted by economic conditions and trends in our portfolio at the time of adoption, the quantitative impact cannot yet be reasonably determined.
We are subject to liquidity risk that may affect our ability to meet our obligations and grow our business.
Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. This risk can increase due to a number of factors, including an over-reliance on a particular source of funding (including, for example, short-term and overnight funding) or market-wide phenomena such as market dislocation and major disasters. Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We obtain deposits directly from retail and commercial customers and "brokered deposits" through third parties that offer our deposit products to their customers. As of September 30, 2019, we had $9.59 billion in direct deposits (which includes deposits from banks and financial institutions and deposits related to prepaid cards) and $706.5 million in deposits originated through brokerage firms (including network deposit sweeps). A key part of our liquidity plan and funding strategy is to expand our direct deposits as a source of funding. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for retail or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current or attract additional deposits.
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
34-

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
Uncertainty relating to LIBOR calculation process and potential phasing out of LIBOR may adversely affect us.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have a material adverse effect on our financial condition or results of operations.
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
35-

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
Our growth strategy includes consideration of potential acquisition opportunities that we believe support our business strategy and may enhance our profitability. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions. Acquisitions also involve numerous risks, including:
•incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;
•using inaccurate estimates and judgments to evaluate credit, operations, funding, liquidity, business, management and market risks with respect to the target institution or assets;
•the risk that the acquired business will not perform to our expectations, including a failure to realize anticipated synergies or cost savings;
•difficulties, inefficiencies or cost overruns in integrating and assimilating the organizational cultures, operations, technologies, data, services and products of the acquired business with ours;
•the risk of key vendors not fulfilling our expectations or not accurately converting data;
•entering geographic and product markets in which we have limited or no direct prior experience;
•the potential loss of key employees or customers;
•the potential for liabilities and claims arising out of the acquired businesses; and
•litigation relating to an acquisition, particularly in the context of a publicly-held acquisition target, that could require us to incur significant expenses and cause management distraction, as well as delay and/or enjoin the transaction.
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
36-

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
Further reductions in interchange fees will reduce our associated income.
An interchange fee is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which is paid to debit, credit and prepaid card issuers to compensate them for the costs associated with card issuance and operation. In the case of credit cards, this includes the risk associated with lending money to customers. We earn interchange fees on these debit and credit card transactions, including $16.2 million in fees during the fiscal year ended September 30, 2019. The Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that may be charged for debit and prepaid card transactions by us as we have over $10.0 billion in total assets. To the extent interchange fees are further reduced, our income from those fees will be reduced, which could have a material adverse effect on our business and results of operations. See "Item 1. Business—Supervision and Regulation—Interchange Fees" for further discussion. In addition, the payment card industry is subject to the operating regulations and procedures set forth by payment card networks, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees or the termination of our license to use the payment card networks, all of which could have a material adverse effect on our business, financial condition or results of operations.
37-

Operational risks are inherent in our business, including new lines of business, products and services.
Our operations depend on our ability to process a very large number of transactions efficiently and accurately while complying with applicable laws and regulations. Operational risk and losses can result from internal and external fraud; errors by employees or third parties; failure to implement new lines of business, products, product enhancements, or services; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements and conduct of business rules; equipment failures, including those caused by natural disasters or by electrical, telecommunications or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyber-attacks or unforeseen problems encountered while implementing major new computer systems or upgrades to existing systems; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties. Although we have implemented risk controls and loss mitigation actions, and substantial resources are devoted to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and training staff, it is not possible to be certain that such actions have been or will be effective in controlling each of the operational risks faced by us. Any weakness in these systems or controls, or any breaches or alleged breaches of such laws or regulations, could result in increased regulatory scrutiny, enforcement actions or legal proceedings and could have an adverse impact on our business, financial condition or results of operations.
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
38-

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
Our customers rely on us to deliver superior, personalized financial services with the highest standards of ethics, performance, professionalism and compliance. Damage to our reputation could undermine the confidence of our current customers and our ability to attract potential customers. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, employee, customer and other third party fraud, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the "Great Western Bank" brand and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition or results of operations. In addition, our reputation or prospects could be significantly damaged by adverse publicity or negative information regarding our Company, whether or not true, that may be posted on social media, non-mainstream news services or other parts of the internet, and this risk can be magnified by the speed and pervasiveness with which information is disseminated through those channels.
Employee misconduct could expose us to significant legal liability and reputational harm.
We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in fraudulent, illegal, wrongful or suspicious activities, and/or activities resulting in consumer harm that adversely affects our customers and/or our business. The precautions we take to detect and prevent such misconduct may not always be effective and regulatory sanctions and/or penalties, serious harm to our reputation, financial condition, customer relationships and ability to attract new customers. In addition, improper use or disclosure of confidential information by our employees, even if inadvertent, could result in serious harm to our reputation, financial condition and current and future business relationships. The precautions we take to detect and prevent such misconduct may not always be effective.
39-

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
As of September 30, 2019, we owned $1.78 billion of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
The value of our goodwill and other intangible assets may decline in the future.
As of September 30, 2019, we had $747.5 million of goodwill, other intangible assets and loan servicing rights. Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. We review our goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired. We determine impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. A significant decline in our expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates or a significant or sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. We cannot provide assurance that we will not be required to record any charges for goodwill impairment in the future. If we conclude that such a write-down of goodwill and other intangible assets has become necessary, we will record the appropriate charge in the period in which it becomes known to us, which could have a material adverse effect on our business, financial condition or results of operations.
40-

We rely on the mortgage secondary market for some of our liquidity.
We originate and sell a majority of our residential mortgage loans and their servicing rights, including $288.1 million of residential mortgage loans sold during fiscal year 2019. This does not include the loan servicing portfolio acquired from HF Financial, approximately $525.0 million, and portfolio loans consisting of ARMs and other non-conforming loans of approximately $812.2 million, each at September 30, 2019. We rely on FNMA and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of FNMA. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to FNMA. In addition, residential mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of residential mortgage loans may also impact our ability to continue selling residential mortgage loans. If we are unable to continue to sell loans in the secondary market, our ability to fund, and thus originate, additional residential mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.
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
In addition, we must report as held for sale any loans which we have undertaken to sell, whether or not a purchase agreement for the loans has been executed. We may therefore be unable to ultimately complete a sale for part or all of the loans we classify as held for sale. Any failure to accurately report loans as held for sale could result in regulatory investigations and monetary penalties which could have a material adverse effect on our business, financial condition or results of operations. In addition, our policy is to carry loans held for sale at the lower of cost or fair value. As a result, the value of loans classified as held for sale may be adversely affected by market conditions, including changes in interest rates and/or the borrower’s creditworthiness prior to being sold, which could have a material adverse effect on our business, financial condition or results of operations.
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
41-

Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations.
We depend to a significant extent on relationships with third party service providers. Specifically, we utilize third party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships, which could result in enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, if these third party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking, credit card and debit card services, in a timely manner if they were unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace them, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition or results of operations. In addition, if a third party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.
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
42-

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
We rely extensively on models in managing many aspects of our business, including liquidity and capital planning, customer selection, credit and other risk management, pricing, reserving and collections management. The models may prove in practice to be less predictive than we expect for a variety of reasons, including errors in constructing, interpreting or using the models or inaccurate assumptions (e.g., failures to update assumptions appropriately or in a timely manner). The errors or inaccuracies in our models may be material, and could lead us to make wrong or sub-optimal decisions in managing our business, and this could have a material adverse effect on our business, financial condition or results of operations. See "—Our business depends on our ability to successfully manage credit risk" for more information on models utilized in credit activities.
43-

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
The Tax Reform Act, which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. Beginning in 2018, the Tax Reform Act reduces the federal tax rate for corporations from 35% to 21% and changes or limits certain tax deductions. Because of our September 30 fiscal year end, a blended statutory rate of 24.5% was applied to all net income before taxes for fiscal year 2018 and a fully phased in statutory federal tax rate of 21% was applied to all net income before taxes beginning in fiscal year 2019, which has and will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (2) the elimination of interest deductions for certain home equity loans, (3) a limitation on the deductibility of business interest expense, and (4) a limitation on the deductibility of property taxes and state and local income taxes. Given the current economic and political environment and ongoing budgetary pressures, the enactment of further new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, credits and exemptions may have a material adverse effect on our business, financial condition and results of operations.
We may be subject to a higher effective tax rate if our bank’s subsidiary fails to qualify as a real estate investment trust.
A subsidiary of our Bank operates as a REIT for tax purposes. The subsidiary was established to acquire, hold and manage mortgage assets and other authorized investments to generate net income for distribution to its shareholders. For an entity to qualify as a REIT, it must meet certain organizational tests and it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) at least 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 25% of the value of its total assets. In addition, a REIT must satisfy the following two gross income tests each year: (1) at least 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test and dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. If the subsidiary fails to meet any of the required provisions and, therefore, does not qualify to be a REIT, our effective tax rate would increase.
44-

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
In accordance with the requirements of Section 404 of the Sarbanes-Oxley Act, our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2019, and concluded that we maintained an effective system of internal control over financial reporting as of that date. Our management’s report on this subject is found in Item 9 of this Annual Report on Form 10-K.
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
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. The costs associated with investigation and remediation activities could be substantial. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage, including damages and costs resulting from environmental contamination emanating from the property. We also have an extensive branch network, owning separate branch locations throughout the areas we serve that may be subject to similar environmental liability risks. Environmental laws may require us to incur substantial expenses and could materially reduce the affected property's value or limit our ability to use or sell the affected property. Although we have policies and procedures to perform an environmental review before initiating foreclosure, these actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition or results of operations.
45-

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
46-

Risks Related to the Regulatory Oversight of Our Business
The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our business, financial condition or results of operations.
The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our Bank is subject to regulation and supervision by the FDIC, the SD Division of Banking and the CFPB. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves our Bank must hold against deposits it takes, the types of deposits our Bank may accept and the rates it may pay on such deposits, maintenance of adequate capital and liquidity, changes in the control of us and our Bank, restrictions on dividends and establishment of new offices by our Bank. We must obtain approval from our regulators before engaging in certain activities, and there can be no assurance that any regulatory approvals we may require will be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.
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
47-

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
On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. For additional discussion on stress testing and regulatory capital requirements, see "Part I, Item 1. Business—Regulatory Capital Requirements, Basel III and the Capital Rules".
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
In the normal course of business, we are periodically involved in claims and related litigation from our customers, employees or other parties. These claims and legal actions, whether meritorious or not, as well as reviews, investigations and proceedings by governmental and self-regulatory agencies could involve large monetary claims and significant legal expense. In addition, such actions may negatively impact our reputation in the marketplace and lessen customer demand. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could materially and adversely affect our business, financial condition or results of operations.
Increases in FDIC insurance premiums may adversely affect our earnings.
Our Bank’s deposits are insured by the FDIC up to legal limits and, accordingly, our Bank is subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums our Bank will be required to pay for FDIC insurance. As our Bank has exceeded $10 billion in assets, the method for calculating its FDIC assessments has changed and our Bank’s FDIC assessments have increased as a result. See "Item 1. Business—Supervision and Regulation—Deposit Insurance." If there is an increase in financial institution failures, or a decrease in the performance of our Bank, our Bank may be required to pay higher FDIC insurance premiums, or the FDIC may charge additional special assessments. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.
48-

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
49-

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
Stock price volatility may make it more difficult for our stockholders to resell their common stock when they want and at prices they find attractive. Our stock price may fluctuate significantly in response to a variety of factors including, among other things:
•actual or anticipated variations in our quarterly results of operations;
•recommendations or research reports about us or the financial services industry in general published by securities analysts;
•the failure of securities analysts to cover, or continue to cover, us;
•operating and stock price performance of other companies that investors deem comparable to us;
•news reports relating to trends, concerns and other issues in the financial services industry;
•perceptions in the marketplace regarding us, or our reputation, competitors or other financial institutions;
•future sales of our common stock;
•departure of our management team or other key personnel;
•new technology used, or services offered, by competitors;
•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•existing or increased regulatory and compliance requirements, changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws and regulations;
•litigation and governmental investigations; and
•geopolitical conditions such as acts or threats of terrorism or military conflicts.
50-

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
We have filed a registration statement with the SEC registering 1,497,222 shares of our common stock for issuance pursuant to awards granted under our equity incentive plans. We have granted awards covering 897,506 shares of our common stock under these plans as of September 30, 2019. We may increase the number of shares registered for this purpose from time to time. Once we issue these shares, their holders will be able to sell them in the public market.
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
51-

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located at 225 S. Main Ave, Sioux Falls, South Dakota 57104, and in Sioux Falls we have two leased facilities for our data center and operations center. In addition to our corporate headquarters, we operate from 175 branch offices located in 130 communities in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. We lease 47 of our branch offices, all on market terms, and we own the remainder of our offices, including our corporate headquarters. All of our banking offices are in free-standing, permanent facilities. We generally believe our existing and contracted-for facilities are adequate to meet our requirements.
52-

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol "GWB." As of November 12, 2019, we had 14,022 holders of record. Information regarding the trading price and dividends paid on our common stock for each quarterly period within the two most recent fiscal years is set forth in the table below.

	High	Low	Dividends Paid
Fiscal Year 2019:
First Quarter	$42.86	$29.52	$0.25
Second Quarter	38.78	30.48	0.25
Third Quarter	36.21	30.74	0.30
Fourth Quarter	36.44	28.06	0.30
Fiscal Year 2018:
First Quarter	$43.36	$37.65	$0.20
Second Quarter	45.00	38.82	0.20
Third Quarter	46.03	38.26	0.25
Fourth Quarter	44.60	40.52	0.25
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
53-

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
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of September 30, 2019 about our common stock that may be issued under our equity compensation plans, which consist of the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan and the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan. On February 22, 2018, our stockholders approved an amendment to each of our equity compensation plans increasing the number of authorized shares available for future grants.

	Number of securities to be issued upon exercise of outstanding restricted and performance based stock compensation (a)	Weighted average exercise price of outstanding restricted and performance based stock compensation (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders ¹	323,506	$36.86	599,716
Equity compensation plans not approved by security holders	—	—	—
Total	323,506	$36.86	599,716

[1] Each of our equity compensation plans were approved by the our Board of Directors on October 8, 2014 and subsequently approved by National Americas Holdings LLC, our sole stockholder at that time, on October 10, 2014.

Purchases of Equity Securities
On September 1, 2019, our Board of Directors approved an amendment to our stock repurchase program originally approved on October 26, 2016, wherein we were authorized to repurchase up to $100.0 million of our common stock ("Repurchase Program"). Pursuant to the amendment, we may repurchase up to an additional $75.0 million of our common stock. The Repurchase Program permits shares to be repurchased in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Repurchases may be made at management’s discretion at prices management considers to be attractive, subject to the availability of stock, general market conditions, the applicable trading price, future alternative advantageous uses for capital, and our financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the SEC and other applicable legal requirements. At September 30, 2019, we had $75.1 million available for future purchases of our common stock under the amended Repurchase Program.
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
54-

The table below puts forth information regarding our purchases of common stock during the fourth quarter of fiscal year 2019.

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (d)
7/1/2019 - 7/31/19	—	$—	—	$19,763,994
8/1/2019 - 8/31/19	656,147	30.01	656,147	72,557
9/1/19 - 9/30/19	—	—	—	75,072,557
Total	656,147	$30.01	656,147	$75,072,557
Total Shareholder Return Performance Graph
The following graph compares the cumulative total stockholder return on our common stock, since a trading market was established on October 14, 2014, to the cumulative total returns for the Standard & Poor's ("S&P") 500 Index, Russell 2000 Index and Keefe, Bruyette & Woods ("KBW") Regional Bank Index. We have determined to compare our performance to the KBW Regional Bank Index for purpose of the graph as it includes most of the peer banks we typically use for comparison purposes. The graph assumes that $100 was invested on October 14, 2014 in our common stock and the above indexes. The cumulative total return on each investment is as of September 30, 2019 and assumes reinvestment of dividends.

Total Return Comparison of GWB Stock and Indexes Since GWB Stock Inception on 10/14/14
GWB Total Return
S&P500 Total Return
Russell2000 Total Return
KBW Regional Bank Index Total Return
GWB Stock Inception 10/14/14
300.00
275.00
250.00
225.00
200.00
175.00
150.00
125.00
100.00
75.00
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019

As of September 30, 2019
Great Western Bancorp Inc.	$204.28
S&P 500	$175.50
Russell 2000	$153.63
KBW Regional Bank Index	$156.08

55-

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

	At and for Fiscal Years Ended September 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands except share and per share amounts)
Income Statement Data:
Interest income	$542,917	$481,837	$434,515	$388,982	$358,044
Interest expense	122,209	74,000	45,320	33,524	29,884
Net interest income	420,708	407,837	389,195	355,458	328,160
Provision for loan and lease losses	40,947	17,986	21,539	16,955	19,041
Net interest income, after provision for loan and lease losses	379,761	389,851	367,656	338,503	309,119
Noninterest income	60,732	73,609	63,214	49,253	39,227
Noninterest expense	224,898	231,425	216,643	207,640	186,794
Income before income taxes	215,595	232,035	214,227	180,116	161,552
Provision for income taxes	48,230	74,119	69,441	58,863	52,487
Net income	$167,365	$157,916	$144,786	$121,253	$109,065
Other Financial Info / Performance Ratios:
Net interest margin	3.74%	3.89%	3.90%	3.89%	3.87%
Adjusted net interest margin ¹	3.74%	3.84%	3.76%	3.66%	3.62%
Return on average total assets	1.33%	1.34%	1.27%	1.16%	1.12%
Return on average common equity	9.1%	8.8%	8.5%	7.9%	7.5%
Return on average tangible common equity ¹	15.3%	15.3%	15.4%	15.1%	15.4%
Efficiency ratio ¹	45.8%	47.1%	46.5%	49.6%	48.0%
Dividends per common share	$1.10	$0.90	$0.74	$0.56	$0.36
Dividend payout ratio	37.6%	33.7%	30.2%	26.1%	18.8%
Earnings per common share - diluted	$2.92	$2.67	$2.45	$2.14	$1.90
Adjusted earnings per common share - diluted ¹	$2.92	$2.90	$2.46	$2.31	$1.90
Balance Sheet Data:
Loans ²	$9,706,763	$9,415,924	$8,968,553	$8,682,644	$7,325,198
Allowance for loan and lease losses	70,774	64,540	63,503	64,642	57,200
Investment securities	1,783,208	1,385,650	1,367,960	1,315,860	1,327,327
Goodwill	739,023	739,023	739,023	739,023	697,807
Total assets	12,788,301	12,116,808	11,690,011	11,531,180	9,798,654
Total deposits	10,300,339	9,733,499	8,977,613	8,604,790	7,387,065
Total liabilities	10,888,052	10,276,257	9,935,011	9,867,789	8,339,308
Total stockholders’ equity	1,900,249	1,840,551	1,755,000	1,663,391	1,459,346
Asset Quality Ratios:
Nonaccrual loans / total loans	1.10%	1.52%	1.54%	1.46%	0.93%
Allowance for loan and lease losses / total loans	0.73%	0.69%	0.71%	0.74%	0.78%
Net charge-offs / average total loans	0.36%	0.18%	0.26%	0.12%	0.13%
Capital Ratios:
Tier 1 capital ratio	11.7%	12.0%	11.4%	11.1%	10.9%
Total capital ratio	12.7%	13.0%	12.5%	12.2%	12.1%
Tier 1 leverage ratio	10.1%	10.7%	10.3%	9.5%	9.1%
Common equity tier 1 ratio	11.0%	11.3%	10.7%	10.2%	10.1%
Tangible common equity to tangible assets ¹	9.6%	9.6%	9.2%	8.5%	8.3%
Book value per share - GAAP	$33.76	$31.24	$29.83	$28.34	$26.43
Tangible book value per share ¹	$20.52	$18.57	$17.11	$15.55	$13.66

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
56-

Non-GAAP Financial Measures Reconciliations
For more information on these financial measures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures."

	At and for Fiscal Years Ended September 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income - GAAP	$167,365	$157,916	$144,786	$121,253	$109,065
Add: Acquisition expenses, net of tax	—	—	440	9,729	—
Add: Deferred taxes revaluation due to Tax Reform Act	—	13,586	—	—	—
Adjusted net income	$167,365	$171,502	$145,226	$130,982	$109,065

Weighted average diluted common shares outstanding	57,257,061	59,131,650	59,029,382	56,729,350	57,500,878
Earnings per common share - diluted	$2.92	$2.67	$2.45	$2.14	$1.90
Adjusted earnings per common share - diluted	$2.92	$2.90	$2.46	$2.31	$1.90

Tangible net income and return on average tangible common equity:
Net income - GAAP	$167,365	$157,916	$144,786	$121,253	$109,065
Add: Amortization of intangible assets, net of tax	1,337	1,460	2,044	2,384	6,230
Tangible net income	$168,702	$159,376	$146,830	$123,637	$115,295

Average common equity	$1,847,477	$1,788,153	1,702,225	1,541,844	1,456,223
Less: Average goodwill and other intangible assets	745,920	747,513	749,393	721,726	707,920
Average tangible common equity	$1,101,557	$1,040,640	$952,832	$820,118	$748,303

Return on average common equity *	9.1%	8.8%	8.5%	7.9%	7.5%
Return on average tangible common equity **	15.3%	15.3%	15.4%	15.1%	15.4%

* Calculated as net income - GAAP divided by average common equity.
** Calculated as tangible net income divided by average tangible common equity.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$420,708	$407,837	$389,195	$355,458	$328,160
Add: Tax equivalent adjustment	5,843	6,597	8,599	7,534	6,576
Net interest income (FTE)	426,551	414,434	397,794	362,992	334,736
Add: Current realized derivative gain (loss)	619	(5,365)	(14,395)	(20,727)	(21,642)
Adjusted net interest income (FTE)	$427,170	$409,069	$383,399	$342,265	$313,094

Average interest-earning assets	$11,414,926	$10,647,357	$10,209,741	$9,339,858	$8,641,719
Net interest margin (FTE) *	3.74%	3.89%	3.90%	3.89%	3.87%
Adjusted net interest margin (FTE) **	3.74%	3.84%	3.76%	3.66%	3.62%

* Calculated as net interest income (FTE) divided by average interest earning assets.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets.

Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non-ASC 310-30 loans:
Interest income - GAAP	$490,910	$439,789	$396,481	$356,271	$324,281
Add: Tax equivalent adjustment	5,843	6,597	8,599	7,534	6,576
Interest income (FTE)	496,753	446,386	405,080	363,805	330,857
Add: Current realized derivative gain (loss)	619	(5,365)	(14,395)	(20,727)	(21,642)
Adjusted interest income (FTE)	$497,372	$441,021	$390,685	$343,078	$309,215

Average non-ASC 310-30 loans	$9,610,956	$9,106,519	$8,581,615	$7,736,454	$6,889,738
Yield (FTE) *	5.17%	4.90%	4.72%	4.70%	4.80%
Adjusted yield (FTE) **	5.18%	4.84%	4.55%	4.43%	4.49%

* Calculated as interest income (FTE) divided by average loans.
** Calculated as adjusted interest income (FTE) divided by average loans.
57-

	At and for Fiscal Years Ended September 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands except share and per share amounts)

Efficiency ratio:
Total revenue - GAAP	$481,440	$481,446	$452,409	$404,711	$367,387
Add: Tax equivalent adjustment	5,843	6,597	8,599	7,534	6,576
Total revenue (FTE)	$487,283	$488,043	$461,008	$412,245	$373,963

Noninterest expense	$224,898	$231,425	$216,643	$207,640	$186,794
Less: Amortization of intangible assets	1,538	1,662	2,358	3,264	7,110
Tangible noninterest expense	$223,360	$229,763	$214,285	$204,376	$179,684

Efficiency ratio *	45.8%	47.1%	46.5%	49.6%	48.0%

* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,900,249	$1,840,551	$1,755,000	$1,663,391	$1,459,346
Less: Goodwill and other intangible assets	745,197	746,735	748,397	750,755	704,926
Tangible common equity	$1,155,052	$1,093,816	$1,006,603	$912,636	$754,420

Total assets	$12,788,301	$12,116,808	$11,690,011	$11,531,180	$9,798,654
Less: Goodwill and other intangible assets	745,197	746,735	748,397	750,755	704,926
Tangible assets	$12,043,104	$11,370,073	$10,941,614	$10,780,425	$9,093,728

Tangible common equity to tangible assets	9.6%	9.6%	9.2%	8.5%	8.3%

Tangible book value per share:
Total stockholders' equity	$1,900,249	$1,840,551	$1,755,000	$1,663,391	$1,459,346
Less: Goodwill and other intangible assets	745,197	746,735	748,397	750,755	704,926
Tangible common equity	$1,155,052	$1,093,816	$1,006,603	$912,636	$754,420

Common shares outstanding	56,283,659	58,917,147	58,834,066	58,693,304	55,219,596
Book value per share - GAAP	$33.76	$31.24	$29.83	$28.34	$26.43
Tangible book value per share	$20.52	$18.57	$17.11	$15.55	$13.66
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

	For Quarters Ended:
	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017
	(Dollars in thousands except share and per share amounts)
Operating Data:
Interest income	$138,770	$138,199	$133,886	$132,061	$125,234	$124,417	$117,233	$114,954
Interest expense	32,061	32,570	30,411	27,167	23,244	19,745	16,680	14,332
Provision for loan and lease losses	1,982	26,077	7,673	5,215	5,015	3,515	4,900	4,557
Noninterest income	15,023	10,766	18,223	16,720	19,255	18,939	18,742	16,674
Noninterest expense	55,212	56,000	56,580	57,106	59,550	57,863	59,144	54,868
Net income	50,285	26,783	44,511	45,786	42,281	45,874	40,532	29,230
Net interest income	106,709	105,629	103,475	104,894	101,990	104,672	100,553	100,622
Adjusted net interest income (FTE) ¹	108,069	107,374	105,322	106,405	103,258	105,571	100,529	99,711
Net interest margin (FTE) ¹	3.70%	3.70%	3.75%	3.81%	3.79%	3.97%	3.92%	3.89%
Adjusted net interest margin (FTE) ¹	3.69%	3.71%	3.76%	3.81%	3.77%	3.94%	3.86%	3.80%
Earnings per common share - diluted	$0.89	$0.47	$0.78	$0.79	$0.72	$0.78	$0.69	$0.49
Adjusted earnings per common share - diluted ¹	$0.89	$0.47	$0.78	$0.79	$0.72	$0.78	$0.69	$0.72

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

58-

Non-GAAP Quarterly Financial Measures Reconciliations
For more information on these financial measures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures."

	For Quarters Ended:
	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income - GAAP	$50,285	$26,783	$44,511	$45,786	$42,281	$45,874	$40,532	$29,230
Add: Deferred taxes revaluation due to Tax Reform Act	—	—	—	—	—	—	—	13,586
Adjusted net income	$50,285	$26,783	$44,511	$45,786	$42,281	$45,874	$40,532	$42,816

Weighted average diluted common shares outstanding	56,804,172	57,110,103	57,074,674	58,039,292	59,122,699	59,170,058	59,146,117	59,087,729
Earnings per common share - diluted	$0.89	$0.47	$0.78	$0.79	$0.72	$0.78	$0.69	$0.49
Adjusted earnings per common share - diluted	$0.89	$0.47	$0.78	$0.79	$0.72	$0.78	$0.69	$0.72

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$106,709	$105,629	$103,475	$104,894	$101,990	$104,672	$100,553	$100,622
Add: Tax equivalent adjustment	1,487	1,424	1,442	1,490	1,687	1,729	1,616	1,565
Net interest income (FTE)	108,196	107,053	104,917	106,384	103,677	106,401	102,169	102,187
Add: Current realized derivative gain (loss)	(127)	321	405	21	(419)	(830)	(1,640)	(2,476)
Adjusted net interest income (FTE)	$108,069	$107,374	$105,322	$106,405	$103,258	$105,571	$100,529	$99,711

Average interest-earning assets	$11,609,823	$11,617,521	$11,345,559	$11,086,800	$10,857,168	$10,748,078	$10,571,300	$10,412,882
Net interest margin (FTE) *	3.70%	3.70%	3.75%	3.81%	3.79%	3.97%	3.92%	3.89%
Adjusted net interest margin (FTE) **	3.69%	3.71%	3.76%	3.81%	3.77%	3.94%	3.86%	3.80%

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
Tax Equivalent Presentation
All references to net interest income, net interest margin, interest income on non-ASC 310-30 loans, yield on ASC 310-30 loans and the related non-GAAP adjusted financial measure of each item are presented on a FTE basis unless otherwise noted. In fiscal year 2018, the Tax Reform Act reduced the federal tax rate for corporations from 35% to 21%. Because of our September 30 fiscal year end, a blended statutory rate of 24.5% was applied to all FTE non-GAAP adjusted financial measures for fiscal year 2018 and a fully phased in statutory federal tax rate of 21% was applied to all FTE non-GAAP adjusted financial measures beginning in fiscal year 2019.
Overview
We are a full-service regional bank holding company focused on relationship-based business and agri-business banking. We serve our customers through 175 branches in attractive markets in nine states: Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota.
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
59-

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
Highlights for the Fiscal Year Ended September 30, 2019
Net income was $167.4 million, or $2.92 per diluted share, for fiscal year 2019, compared to net income of $157.9 million, or $2.67 per diluted share, for fiscal year 2018, an increase of $9.4 million, or 6.0%. Total revenue (non-FTE) for fiscal year 2019 remained flat, while there was a slight reduction in noninterest expenses, a higher provision for loan and lease losses and a lower provision for income taxes. Total revenue (non-FTE) is the sum of net interest income (non-FTE) and noninterest income. Our efficiency ratio, which measures our ability to manage noninterest expenses, remained strong during fiscal year 2019 at 45.8%, compared to 47.1% for fiscal year 2018. For more information on our efficiency ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest-bearing liabilities, was 3.74%, 3.89% and 3.90% for fiscal years 2019, 2018 and 2017, respectively. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.74%, 3.84% and 3.76% for the same periods, respectively. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin were 15 and 10 basis points lower, respectively, compared to fiscal year 2018. Net interest margin decreased between the two periods primarily a result of a 40 basis point increase in the cost of deposits, partially offset by a 24 basis point increase in the yield on loans. A $6.0 million reduction in the cost of interest rate swaps between the periods is the primary driver of the less pronounced decrease in adjusted net interest margin compared to net interest margin. For more information on our adjusted net interest margin, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
Total loans were $9.71 billion as of September 30, 2019, compared to $9.42 billion as of September 30, 2018. The majority of growth was focused in the CRE segment of the portfolio, which grew by $463.1 million, or 10.0%, partially offset by a reduction in the agriculture segment of $174.0 million, or 8.0%. Deposits as of September 30, 2019 were $10.30 billion, an increase of $566.8 million, or 5.8%, from $9.73 billion as of September 30, 2018, as a result of brokered deposits being a more cost effective source of funding.
Nonaccrual loans, including ASC 310-30 loans, were $107.2 million at September 30, 2019 a decrease of $36.0 million, or 25.2%, compared to $143.2 million at September 30, 2018. Loans graded "Watch" were $405.5 million as of September 30, 2019, an increase of $62.2 million, or 18.1%, compared to $343.3 million at September 30, 2018, while loans graded "Substandard" were $472.5 million, an increase of $219.8 million, or 87.0%, compared to $252.7 million over the same periods. The increase in loans graded "Watch" was primarily due to a deterioration during the year of a small number of commercial non-real estate relationships while the increase in "Substandard" was primarily due to a deterioration during the year of a small number of dairy relationships. Other repossessed property balances increased by $13.7 million, or 59.3%, primarily due to the addition of one large property during the period.
Provision for loan and lease losses was $40.9 million for fiscal year 2019, compared to $18.0 million for fiscal year 2018. Net charge-offs for fiscal year 2019 were $34.7 million, or 0.36% of average total loans on an annualized basis, compared to $16.9 million, or 0.18%, for fiscal year 2018. Net charge-offs in fiscal year 2019 were concentrated in the agriculture segment of the loan portfolio, which included $18.7 million of net charge-offs related to the cattle industry, and the commercial non-real estate segment of the loan portfolio, which included $7.5 million of net charge-offs. The ratio of ALLL to total loans was 0.73% at September 30, 2019, an increase from 0.69% at September 30, 2018. The balance of the ALLL increased to $70.8 million at September 30, 2019 from $64.5 million at September 30, 2018.
60-

Tier 1 capital, total capital and Tier 1 leverage ratios were 11.7%, 12.7% and 10.1%, respectively, at September 30, 2019, compared to 12.0%, 13.0% and 10.7%, respectively, at September 30, 2018. In addition, our Common Equity Tier 1 ratio was 11.0% at September 30, 2019, compared to 11.3% at September 30, 2018. Our tangible common equity to tangible assets ratio was 9.6% at September 30, 2019 and 2018. All regulatory capital ratios remain above regulatory minimums to be considered "well capitalized". During fiscal year 2019, $94.3 million was deployed to repurchase and retire approximately 2.7 million shares of Company's common stock under the repurchase program authorized by the Board of Directors. For more information on our tangible common equity to tangible assets ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
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
We face a variety of risks that may impact various aspects of our risk profile from time to time. The extent of such impacts may vary depending on factors such as the current economic, political and regulatory environment, merger and acquisition activity and operational challenges. For more information on these risks and our risk management strategies, see "Cautionary Note Regarding Forward-Looking Statements, "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors."
Results of Operations—Fiscal Years Ended September 30, 2019, 2018 and 2017
Overview
The following table highlights certain key financial and performance information for fiscal years 2019, 2018 and 2017.

	At and for Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest income (FTE)	$548,760	$488,434	$443,114
Interest expense	122,209	74,000	45,320
Noninterest income	60,732	73,609	63,214
Noninterest expense	224,898	231,425	216,643
Provision for loan and lease losses	40,947	17,986	21,539
Net income	167,365	157,916	144,786
Adjusted net income ¹	$167,365	$171,502	$145,226
Common shares outstanding	56,283,659	58,917,147	58,834,066
Weighted average diluted common shares outstanding	57,257,061	59,131,650	59,029,382
Earnings per common share - diluted	$2.92	$2.67	$2.45
Adjusted earnings per common share - diluted ¹	2.92	2.90	2.46
Performance Ratios:
Net interest margin (FTE) ¹	3.74%	3.89%	3.90%
Adjusted net interest margin (FTE) ¹	3.74%	3.84%	3.76%
Return on average total assets	1.33%	1.34%	1.27%
Return on average common equity	9.1%	8.8%	8.5%
Return on average tangible common equity ¹	15.3%	15.3%	15.4%
Efficiency ratio ¹	45.8%	47.1%	46.5%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data — Non-GAAP Financial Measures Reconciliations".

61-

Net Interest Income
The following tables present net interest income, net interest margin and adjusted net interest margin for fiscal years 2019, 2018 and 2017.

	At and for Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands)
Net interest income:
Total interest income (FTE)	$548,760	$488,434	$443,114
Less: Total interest expense	122,209	74,000	45,320
Net interest income (FTE)	$426,551	$414,434	$397,794
Net interest margin (FTE) and adjusted net interest margin (FTE) ¹
Average interest-earning assets	$11,414,926	$10,647,357	$10,209,741
Average interest-bearing liabilities	$10,698,555	$9,952,961	$9,573,937
Net interest margin (FTE)	3.74%	3.89%	3.90%
Adjusted net interest margin (FTE) ¹	3.74%	3.84%	3.76%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".

Net interest income increased $12.2 million, or 2.9%, to $426.6 million in fiscal year 2019 from $414.4 million in fiscal year 2018, which increased $16.6 million, or 4.2%, from $397.8 million in fiscal year 2017. The increase in net interest income for both periods was primarily attributable to higher loan interest income driven by 5.3% and 5.7% of growth in average loans outstanding between the periods, respectively, combined with higher yields on total loans, partially offset by higher interest expense associated with the cost of deposits for the same periods.
Net interest margin was 3.74% and 3.89% in fiscal years 2019 and 2018, respectively, while adjusted net interest margin was 3.74% and 3.84% over the same periods, respectively. The 15 basis points decrease in net interest margin was primarily due to a 40 basis point increase in the cost of deposits, partially offset by a 24 basis point increase in the yield on loans. A $6.0 million reduction in the cost of interest rate swaps between the periods is the primary driver of the less pronounced decrease in adjusted net interest margin compared to net interest margin.
Net interest margin was 3.89% in fiscal year 2018, compared with 3.90% in fiscal year 2017. Adjusted net interest margin was 3.84% and 3.76% over the same periods, respectively. The decrease in net interest margin was primarily due to a 27 basis point increase in the cost of interest-bearing liabilities, partially offset by a 25 basis point increase in the cost of interest-earning assets driven by higher average loan balances as a proportion of earning assets and improving loan yields. A $9.0 million reduction in the cost of interest rate swaps between the periods is the primary driver of the more pronounced increase in adjusted net interest margin compared to net interest margin. For more information on our adjusted net interest margin, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
The following table presents the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for fiscal years 2019, 2018 and 2017, respectively. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual are immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $768.8 million at September 30, 2019 and $789.0 million at September 30, 2018, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected below has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations." ASC 310-30 loans represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Non-ASC 310-30 loans represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.
62-

	Fiscal Years Ended September 30,
	2019			2018			2017
	Average Balance	Interest (FTE)	Yield / Cost	Average Balance	Interest (FTE)	Yield / Cost	Average Balance	Interest (FTE)	Yield / Cost
	(dollars in thousands)
Assets
Interest-bearing bank deposits ¹	$61,646	$2,472	4.01%	$75,101	$1,376	1.83%	$123,616	$922	0.75%
Investment securities	1,681,185	41,510	2.47%	1,384,632	29,171	2.11%	1,390,453	26,311	1.89%
Non-ASC 310-30 loans, net ²	9,610,956	496,753	5.17%	9,106,519	446,386	4.90%	8,581,615	405,080	4.72%
ASC 310-30 loans, net	61,139	8,025	13.13%	81,105	11,501	14.18%	114,057	10,801	9.47%
Loans, net	9,672,095	504,778	5.22%	9,187,624	457,887	4.98%	8,695,672	415,881	4.78%
Total interest-earning assets	11,414,926	548,760	4.81%	10,647,357	488,434	4.59%	10,209,741	443,114	4.34%
Noninterest-earning assets	1,206,151			1,160,802			1,154,861
Total assets	$12,621,077	$548,760	4.35%	$11,808,159	$488,434	4.14%	$11,364,602	$443,114	3.90%
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,860,645			$1,809,470			$1,806,491
Interest-bearing deposits	6,286,878	$69,305	1.10%	5,990,182	$43,092	0.72%	5,709,863	$25,969	0.45%
Time deposits	2,030,619	37,413	1.84%	1,483,760	17,020	1.15%	1,300,987	9,066	0.70%
Total deposits	10,178,142	106,718	1.05%	9,283,412	60,112	0.65%	8,817,341	35,035	0.40%
Securities sold under agreements to repurchase	66,485	180	0.27%	108,599	340	0.31%	122,188	384	0.31%
FHLB advances and other borrowings	345,375	9,771	2.83%	452,572	8,508	1.88%	525,491	5,437	1.03%
Subordinated debentures and subordinated notes payable	108,553	5,540	5.10%	108,378	5,040	4.65%	108,917	4,464	4.10%
Total borrowings	520,413	15,491	2.98%	669,549	13,888	2.07%	756,596	10,285	1.36%
Total interest-bearing liabilities	10,698,555	$122,209	1.14%	9,952,961	$74,000	0.74%	9,573,937	$45,320	0.47%
Noninterest-bearing liabilities	75,045			67,045			88,440
Stockholders' equity	1,847,477			1,788,153			1,702,225
Total liabilities and stockholders' equity	$12,621,077			$11,808,159			$11,364,602
Net interest spread			3.21%			3.40%			3.43%
Net interest income and net interest margin (FTE)		$426,551	3.74%		$414,434	3.89%		$397,794	3.90%
Less: Tax equivalent adjustment		5,843			6,597			8,599
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$420,708	3.69%		$407,837	3.83%		$389,195	3.81%

[1] Interest income includes $0.7 million, $0.0 million and $0.0 million for fiscal years 2019, 2018 and 2017, respectively, resulting from interest earned on derivative collateral included in other assets on the consolidated balance sheets.

[2] Interest income includes $1.3 million, $2.7 million and $4.1 million for fiscal years 2019, 2018 and 2017, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

Interest Income
The following table presents interest income for fiscal years 2019, 2018 and 2017.

	Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands)
Interest income:
Loans (FTE)	$504,778	$457,887	$415,881
Investment securities	41,510	29,171	26,311
Federal funds sold and other	2,472	1,376	922
Total interest income (FTE)	548,760	488,434	443,114
Less: Tax equivalent adjustment	5,843	6,597	8,599
Total interest income (GAAP)	$542,917	$481,837	$434,515
Total interest income consists primarily of interest income on loans and interest income on our investment portfolio. Total interest income (FTE) increased $60.4 million, or 12.4%, to $548.8 million for fiscal year 2019, from $488.4 million for fiscal year 2018, which increased $45.3 million, or 10.2%, from $443.1 million for fiscal year 2017. Significant components of interest income are described in further detail below.
63-

Loans. Interest income on all loans increased to $504.8 million in fiscal year 2019 from $457.9 million in fiscal year 2018, an increase of $46.9 million, or 10.2%. Average net loan balances for fiscal year 2019 were $9.67 billion, representing a 5.3% increase compared to the same period in fiscal year 2018. The majority of growth was focused in the CRE segment of the portfolio, which grew by $463.1 million, or 10.0%, partially offset by a reduction in the agriculture segment of $174.0 million, or 8.0%. The largest contributors to the overall growth in the CRE segment during fiscal year 2019 were the non-owner-occupied CRE segment, which grew $505.9 million, or 21.6%, and the owner-occupied CRE segment, which increased $76.7 million, or 5.7%, offset in part by a decrease of $173.9 million, or 27.3%, in the construction and development segment. Interest income on ASC 310-30 loans, which are purchased credit impaired loans with a different income recognition model, decreased $3.5 million between the two periods, primarily driven by the runoff of the acquired loan portfolios.
Interest income on all loans increased to $457.9 million in fiscal year 2018 from $415.9 million in fiscal year 2017, an increase of $42.0 million, or 10.1% during the fiscal year. Average net loan balances for fiscal year 2018 were $9.19 billion, representing a 5.7% increase compared to the same period in fiscal year 2017. The majority of growth was focused in the CRE segment of the portfolio, which grew by $504.5 million, or 12.2%, partially offset by a reduction in the residential real estate segment of $95.3 million, or 10.2%. The largest contributors to growth in the CRE segment during fiscal year 2018 were the non-owner-occupied CRE subsegment, which grew $321.9 million, or 15.9%, the owner-occupied CRE subsegment, which showed an increase of $115.0 million, or 9.4%, and the construction and development subsegment, which grew $99.0 million, or 18.4%. Interest income on ASC 310-30 loans increased $0.7 million between the two periods, primarily driven by accelerated accretion of interest income on one pool of purchased credit impaired loans in fiscal year 2018.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on non-ASC 310-30 loans was 5.17% for fiscal year 2019, a 27 basis point increase compared to 4.90% for fiscal year 2018, which was an 18 basis point increase from 4.72% for fiscal year 2017. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on non-ASC 310-30 loans was 5.18% for fiscal year 2019, an increase of 34 basis points compared to 4.84% for fiscal year 2018, which was a 29 basis points increase compared to 4.55% for fiscal year 2017. For more information on our adjusted yield on non-ASC 310-30 loans, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
The average duration of the loan portfolio, including the impact of the interest rate swaps on the duration of fair value loans, was a relatively short 1.4 years as of September 30, 2019. Approximately 47%, or $4.57 billion, of the portfolio is comprised of fixed rate loans, of which $813.0 million of loans are fixed-rate loans with an original term of 5 years or greater which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. For floating rate loans in the portfolio, approximately 40% are indexed to Wall Street Journal Prime, 30% to 5-year Treasuries and the balance to various other indices. Less than 7% of our total loans' rates are floored, with an average interest rate floor 54 basis points above market rates.
Loan-related fee income of $7.0 million is included in interest income for fiscal year 2019, compared to $4.9 million and $4.3 million for fiscal years 2018 and 2017, respectively. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $1.4 million, $2.8 million and $4.7 million for fiscal years 2019, 2018 and 2017, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.81 billion and $1.41 billion as of September 30, 2019 and 2018, respectively. Interest income on investments includes income earned on investment securities and FHLB stock. Interest income on investments was $41.5 million for fiscal year 2019, an increase of $12.3 million, or 42.3%, from $29.2 million in fiscal year 2018. The increase in interest income was driven by an increase in average investment balance of $296.6 million, or 21.4%, combined with the yield on investments which increased 36 basis points to 2.47% for fiscal year 2019, compared to 2.11% for fiscal year 2018.
In fiscal year 2018, interest income on investments increased to $29.2 million from $26.3 million in fiscal year 2017, an increase of $2.9 million, or 10.9%. The increase was driven by a 22 basis point increase in the yield on investments in fiscal year 2018 to 2.11%, compared to 1.89% for fiscal year 2017, partially offset by a decrease in average balances.
The weighted average life of the portfolio was 3.7 years at September 30, 2019, 3.9 years at September 30, 2018 and 3.6 years at September 30, 2017. Average investments in fiscal years 2019, 2018 and 2017 were 14.7%, 13.0% and 13.6% of total average interest-earning assets, respectively.
64-

Interest Expense
The following table presents interest expense for fiscal years 2019, 2018 and 2017.

	Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands)
Interest expense
Deposits	$106,718	$60,112	$35,035
FHLB advances and other borrowings	9,951	8,848	5,821
Subordinated debentures and subordinated notes payable	5,540	5,040	4,464
Total interest expense	$122,209	$74,000	$45,320
Total interest expense consists primarily of interest expense on three components: deposits, FHLB advances and other borrowings and our outstanding subordinated debentures and subordinated notes payable. Total interest expense increased $48.2 million, or 65.1%, to $122.2 million in fiscal year 2019, from $74.0 million in fiscal year 2018, which increased $28.7 million, or 63.3%, from $45.3 million in fiscal year 2017. Average interest-bearing liabilities increased $745.6 million, or 7.5%, to $10.70 billion in fiscal year 2019, from $9.95 billion in fiscal year 2018, which increased $379.0 million, or 4.0%, from $9.57 billion in fiscal year 2017. The average cost of total interest-bearing liabilities increased to 1.14% in fiscal year 2019, compared to 0.74% in fiscal year 2018 and 0.47% in fiscal year 2017. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of interest-bearing accounts and time deposits, was $106.7 million in fiscal year 2019 compared with $60.1 million in fiscal year 2018, an increase of $46.6 million, or 77.5%, which was an increase of $25.1 million, or 71.6%, from $35.0 million in fiscal year 2017. The increases for both periods were driven by growth in average deposits outstanding and increasing benchmark interest rates in the cost of deposits. Average deposit balances increased to $10.18 billion in fiscal year 2019 from $9.28 billion in fiscal year 2018, an increase of $894.7 million, or 9.6%, which was an increase of $466.1 million, or 5.3%, from $8.82 billion in fiscal year 2017. The cost of deposits increased 40 basis points to 1.05% for fiscal year 2019 from 0.65% for fiscal year 2018, which increased 25 basis points from 0.40% for fiscal year 2017 reflecting a rise in market interest rates and increased competition for deposit balances.
Average noninterest-bearing demand account balances decreased to 18.3% of average total deposits for fiscal year 2019, compared with 19.5% for fiscal year 2018 and 20.5% for fiscal year 2017. Total average other liquid accounts, consisting of interest-bearing demand accounts, comprised 61.8% of total average deposits in fiscal year 2019, compared to 64.5% of total average deposits for fiscal year 2018 and 64.8% in fiscal year 2017, while time deposit accounts increased in fiscal year 2019 to 20.0% of total average deposits compared to 16.0% in fiscal year 2018 and 14.8% in fiscal year 2017.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $10.0 million for fiscal year 2019, compared to $8.8 million for fiscal year 2018 and $5.8 million for fiscal year 2017, reflecting weighted average cost of 2.83%, 1.88% and 1.03%, respectively. Our average balance for FHLB advances and other borrowings decreased to $345.4 million in fiscal year 2019 from $452.6 million in fiscal year 2018, which decreased from $525.5 million in fiscal year 2017. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 3.2% for fiscal year 2019, 4.5% for fiscal year 2018 and 5.5% for fiscal year 2017. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 2.74% at September 30, 2019, 2.58% at September 30, 2018 and 1.36% at September 30, 2017. The average tenor of our FHLB advances was 34 months at September 30, 2019, 15 months at September 30, 2018 and 4 months at September 30, 2017. The amount of other borrowings and related interest expense are immaterial in each of fiscal years 2019, 2018 and 2017.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At September 30, 2019, we had pledged $4.20 billion of loans to the FHLB, against which we had borrowed $340.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding junior subordinated debentures and subordinated notes payable was $5.5 million for fiscal year 2019, $5.0 million for fiscal year 2018, and $4.5 million for fiscal year 2017. The weighted average contractual rate on outstanding junior subordinated debentures was 4.38%, 4.55% and 3.53% at September 30, 2019, 2018 and 2017, respectively. The weighted average contractual rate on outstanding subordinated notes payable was 4.88% at each of the periods ended September 30, 2019, 2018 and 2017.
65-

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

	2019 vs 2018			2018 vs 2017
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$(283)	$1,379	$1,096	$(474)	$928	$454
Investment securities	6,844	5,495	12,339	(111)	2,971	2,860
Non-ASC 310-30 loans	25,406	24,961	50,367	25,362	15,944	41,306
ASC 310-30 loans	(2,670)	(806)	(3,476)	(3,691)	4,391	700
Loans	22,736	24,155	46,891	21,671	20,335	42,006
Total increase	29,297	31,029	60,326	21,086	24,234	45,320
Increase (decrease) in interest expense:
Interest-bearing deposits	2,209	24,004	26,213	1,333	15,790	17,123
Time deposits	7,710	12,683	20,393	1,421	6,533	7,954
Securities sold under agreements to repurchase	(119)	(41)	(160)	(44)	—	(44)
FHLB advances and other borrowings	(2,332)	3,595	1,263	(844)	3,915	3,071
Subordinated debentures and subordinated notes payable	8	492	500	(22)	598	576
Total increase	7,476	40,733	48,209	1,844	26,836	28,680
Increase (decrease) in net interest income (FTE)	$21,821	$(9,704)	$12,117	$19,242	$(2,602)	$16,640
Provision for Loan and Lease Losses
We recognized a provision for loan and lease losses of $40.9 million for fiscal year 2019 compared to a provision for loan and lease losses of $18.0 million for fiscal year 2018, an increase of $22.9 million or 127.7%. The increase in provision was mainly driven by a higher level of net charge-offs recognized between the periods. Net charge-offs in fiscal year 2019 were concentrated in the agriculture segment of the loan portfolio, which included $18.7 million of net charge-offs related to the cattle industry, and the commercial non-real estate segment of the loan portfolio, which included $7.5 million of net charge-offs. Included within the provision for loan and lease losses was a net reversal of $0.6 million during fiscal year 2019 associated with ASC 310-30 loans. This compares to a net impairment of $0.2 million related to this portion of the portfolio recorded in fiscal year 2018.
We recognized a provision for loan and lease losses of $18.0 million for fiscal year 2018 compared to a provision for loan and lease losses of $21.5 million for fiscal year 2017, a decrease of $3.5 million, or 16.5%. The decrease provision for loan and lease losses compared to fiscal year 2017 was driven by a lower level of charge-offs recognized between the periods combined with a stable level of specific provisions. Included within the provision for loan and lease losses was a net impairment of $0.2 million during fiscal year 2018 associated with ASC 310-30 loans. This compares to net reversal of $0.7 million related to this portion of the portfolio recorded in fiscal year 2017.

	Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands)
Provision for loan and lease losses, non-ASC 310-30 loans *	$41,506	$17,754	$22,210
(Reduction in) provision for loan and lease losses, ASC 310-30 loans	(559)	232	(671)
Provision for loan and lease losses, total	$40,947	$17,986	$21,539

* As presented above, the non-ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.
66-

Total Credit-Related Charges
We recognized other credit-related charges during fiscal year 2019 that were higher compared to fiscal year 2018, which was lower compared to fiscal year 2017. We believe the following table, which summarizes each component of the total credit-related charges incurred during the current and prior fiscal years, is helpful to understanding the overall impact on our yearly results of operations. Net other repossessed property charges include other repossessed property operating costs, valuation adjustments and gain (loss) on sale of other repossessed properties, each of which entered other repossessed property as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us. We record a recovery of interest income on nonaccrual loans occurs when we receive payment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect expected credit losses in the portfolio.

		Fiscal Years Ended September 30,
Item	Included within F/S Line Item(s):	2019	2018	2017
		(dollars in thousands)
Provision for loan and lease losses	Provision for loan and lease losses	$40,947	$17,986	$21,539
Net other repossessed property charges	Net loss on repossessed property and other related expenses	4,367	4,369	1,749
Reversal of interest income on nonaccrual loans	Interest income on loans	312	1,901	930
Loan fair value adjustment related to credit	Net increase in fair value of loans at fair value	7,664	194	936
Total		$53,290	$24,450	$25,154
Total credit-related charges for fiscal year 2019 increased $28.8 million, or 118.0%, compared to fiscal year 2018. The increase in total credit-related charges was primarily driven by an increase in net charge-offs in fiscal year 2019, mainly concentrated in the agriculture and commercial non-real estate segments of the loan portfolio. Total credit-related charges for fiscal year 2018 decreased $0.7 million, or 2.8%, compared to fiscal year 2017 primarily driven by a decrease in net charge-offs, partially offset by higher expenses associated with other repossessed property.
Noninterest Income
The following table presents noninterest income for the fiscal years ended September 30, 2019, 2018 and 2017.

	Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands)
Noninterest income
Service charges and other fees	$43,893	$51,077	$55,725
Wealth management fees	8,914	9,219	9,118
Mortgage banking income, net	4,848	5,842	7,928
Net (loss) gain on sale of securities	(178)	6	75
Other	5,287	8,276	5,699
Subtotal, product and service fees	62,764	74,420	78,545
Net increase (decrease) in fair value of loans at fair value	61,412	(45,407)	(65,231)
Net realized and unrealized (loss) gain on derivatives	(63,444)	44,596	49,900
Subtotal, loans at fair value and related derivatives	(2,032)	(811)	(15,331)
Total noninterest income	$60,732	$73,609	$63,214
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
Noninterest income was $60.7 million for fiscal year 2019, compared with $73.6 million for fiscal year 2018, a decrease of $12.9 million or 17.5%, which increased $10.4 million, or 16.4%, from $63.2 million for fiscal year 2017. Significant components of noninterest income are described in further detail below.
67-

Product and Service Fees. We recognized $62.8 million of noninterest income related to product and service fees in fiscal year 2019, a decrease of $11.6 million, or 15.7%, from $74.4 million for fiscal year 2018. The decrease was due to a $7.2 million decrease in services charges and other fees combined with a $3.0 million decrease in other income. The decrease in service charges and other fees was primarily due to the impact of adopting the revenue recognition accounting standard in fiscal year 2019, which resulted in netting $5.7 million of credit and debit card network expenses against related interchange income, combined with a decrease in net overdraft and non-sufficient funds income. The decrease in other income compared to the prior period was due to a one-time gain on the sale of Visa, Inc. Class B common stock shares and a sign on bonus received from a service provider in fiscal year 2018.
Noninterest income related to product and service fees for the fiscal year 2018 decreased $4.1 million, or 5.3%, from $78.5 million for fiscal year 2017. The decrease was primarily attributable to decreases of $4.6 million, or 8.3%, in service charges and other fees and $2.1 million, or 26.3%, in mortgage banking income, partially offset by a $2.6 million increase, or 45.2%, in other income. The decrease in service charges and other fees reflects the impact of the "Durbin Amendment" limit on debit card interchange income that became effective in July 2017. The decrease in mortgage banking income was due to fewer loans sold during the fiscal year, while the increase in other income was primarily driven by a gain on the sale of Visa, Inc. Class B common stock shares and the sign on bonus noted previously.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For fiscal years 2019, 2018 and 2017 these items accounted for $(2.0) million, $(0.8) million and $(15.3) million, respectively. The change during fiscal year 2019 was driven by a $6.0 million reduction in the current cost of interest rate swaps and a $1.7 million increase in swap fees combined with a net unfavorable change in the credit risk adjustment of $8.9 million. The change during fiscal year 2018 was driven by a $9.0 million reduction in the current cost of interest rate swaps and a $4.7 million increase in swap fees combined with a net favorable change in the credit risk adjustment of $(0.8) million. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans. We present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.
Noninterest Expense
The following table presents noninterest expense for fiscal years September 30, 2019, 2018 and 2017.

	Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$136,305	$135,352	$128,135
Data processing and communication	24,077	29,805	28,288
Occupancy and equipment	20,784	20,330	19,817
Professional fees	14,579	17,891	15,038
Advertising	4,493	4,507	3,983
Net loss on repossessed property and other related expenses	4,367	4,369	1,749
Acquisition expenses	—	—	710
Other	20,293	19,171	18,923
Total noninterest expense	$224,898	$231,425	$216,643
Noninterest expense was $224.9 million for fiscal year 2019 compared with $231.4 million for fiscal year 2018, a decrease of $6.5 million, or 2.8%, which was an increase of $14.8 million, or 6.8%, compared to $216.6 million in fiscal year 2017. Our efficiency ratio was 45.8% for fiscal year 2019, 47.1% for fiscal year 2018 and 46.5% for fiscal year 2017. For more information on our efficiency ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations." Significant changes in components of noninterest expense are described in further detail below.
Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include the cost of incentive compensation, stock compensation, benefit plans, health insurance and payroll taxes. These expenses were $136.3 million for fiscal year 2019, an increase of $0.9 million, or 0.7%, from $135.4 million for fiscal year 2018. The majority of the increase was driven by annual merit increases partially offset by a reduction in health insurance costs during the period. Salaries and employee benefits for fiscal year 2018 increased $7.3 million, or 5.6%, from $128.1 million for fiscal year 2017. The majority of the increase was driven by living wage increases in response to federal tax reform and annual merit increases.
68-

Data Processing and Communication. Data processing and communication expenses include payments to vendors who provide software, data processing, and services on an outsourced basis, costs related to supporting and developing internet-based activities, credit card rewards provided to our customers, depreciation of bank-owned hardware and software, postage and telephone expenses. Expenses for data processing and communication were $24.1 million for fiscal year 2019 and $29.8 million for fiscal year 2018, a decrease of $5.7 million, or 19.2%. This decrease was due to the impact of adopting the revenue recognition standard as discussed in noninterest income above. Expenses for data processing and communication for fiscal year 2018 increased $1.5 million, or 5.4%, from $28.3 million for fiscal year 2017. The increase was driven primarily by an estimated breakage cost of an existing contract.
Occupancy and Equipment. Occupancy and equipment expenses include our branch network and administrative office locations throughout our footprint, including both owned and leased locations, property taxes, maintenance expense and depreciation of bank-owned furniture and equipment. These costs were $20.8 million for fiscal year 2019 and $20.3 million for fiscal year 2018, an increase of $0.5 million, or 2.2%. Expenses for occupancy and equipment for fiscal year 2018 increased $0.5 million, or 2.6%, from $19.8 million for fiscal year 2017. The increases in fiscal years 2019 and 2018 were primarily due to annual increases in rent, utilities and property tax expenses.
Professional Fees. Professional fees include our FDIC and FICO assessments, the cost of accountants and other consultants, and legal services in connection with delinquent loans, business transactions, regulatory compliance matters and to resolve other legal matters. These expenses were $14.6 million for fiscal year 2019 and $17.9 million for fiscal year 2018, a decrease of $3.3 million, or 18.5%. Expenses for professional fees for fiscal year 2018 increased $2.9 million, or 19.0%, from $15.0 million for fiscal year 2017. Professional fees decreased in fiscal year 2019 due to the discontinuation of the surcharge for banks with assets exceeding $10.0 million in our FDIC assessment and increased in fiscal year 2018 due to an increase in our FDIC assessment as a result of exceeding $10.0 billion in total assets.
Net Loss on Repossessed Property and Other Assets. Our net loss on the sale of repossessed property and other assets was $4.4 million for both fiscal years 2019 and 2018. Net loss on the sale of repossessed property and other assets for fiscal year 2018 increased $2.7 million, or 149.8%, from $1.7 million for fiscal year 2017. The increase in fiscal year 2018 was primarily due to the expenses related to the foreclosure of a single other repossessed property.
Other. Other noninterest expenses include costs related to other repossessed property costs prior to foreclosure, business development and professional membership fees, travel and entertainment costs, amortization of core deposits and other intangibles, and other costs incurred. Other noninterest expenses were $20.3 million in fiscal year 2019 and $19.2 million in fiscal year 2018, an increase of $1.1 million, or 5.9%. The increase was primarily due to increases in loan expenses. Other noninterest expenses for fiscal year 2018 increased $0.3 million, or 1.3%, from $18.9 million in fiscal year 2017. The increase was primarily due to an increase in other repossessed property costs prior to foreclosure.
Our efficiency ratio was 45.8%, 47.1% and 46.5% for the fiscal years 2019, 2018 and 2017, respectively. For more information on our efficiency ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the investments in tax-advantaged securities and tax credit funds and the rates charged by federal and state authorities. As a result of the Tax Reform Act of 2017, we moved to a fully phased in statutory federal tax rate of 21.0% in fiscal year 2019 versus a blended statutory federal rate of 24.5% in fiscal year 2018 and a statutory federal rate of 35.0% in fiscal year 2017. The provision for income taxes of $48.2 million in fiscal year 2019 represents an effective tax rate of 22.4%, compared to $74.1 million or 31.9%, for fiscal year 2018 and $69.4 million or 32.4%, for fiscal year 2017. Excluding the deferred taxes revaluation as a result of the Tax Reform Act, the effective tax rate was 26.1% for fiscal year 2018.
Return on Assets and Equity
The table below presents our return on average total assets, return on average common equity and return on average tangible common equity to average assets ratio at and for the dates presented.

	Fiscal Years Ended September 30,
	2019	2018	2017
Return on average total assets	1.33%	1.34%	1.27%
Return on average common equity	9.1%	8.8%	8.5%
Return on average tangible common equity ¹	15.3%	15.3%	15.4%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".

69-

Analysis of Financial Condition
The following table highlights certain key financial and performance information for fiscal years ended September 30, 2019, 2018 and 2017.

	As of September 30,
	2019	2018	2017
	(dollars in thousands)
Balance Sheet and Other Information
Total assets	$12,788,301	$12,116,808	$11,690,011
Loans ¹	9,706,763	9,415,924	8,968,553
Allowance for loan and lease losses	70,774	64,540	63,503
Deposits	10,300,339	9,733,499	8,977,613
Stockholders' equity	1,900,249	1,840,551	1,755,000
Tangible common equity ²	$1,155,052	$1,093,816	$1,006,603
Tier 1 capital ratio	11.7%	12.0%	11.4%
Total capital ratio	12.7%	13.0%	12.5%
Tier 1 leverage ratio	10.1%	10.7%	10.3%
Common equity tier 1 ratio	11.0%	11.3%	10.7%
Tangible common equity / tangible assets ²	9.6%	9.6%	9.2%
Book value per share - GAAP	$33.76	$31.24	$29.83
Tangible book value per share ²	$20.52	$18.57	$17.11
Nonaccrual loans / total loans	1.10%	1.52%	1.54%
Net charge-offs (recoveries) / average total loans	0.36%	0.18%	0.26%
Allowance for loan and lease losses / total loans	0.73%	0.69%	0.71%

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

Our total assets were $12.79 billion at September 30, 2019, compared with $12.12 billion at September 30, 2018 and $11.69 billion at September 30, 2017. The increase in total assets for each of the fiscal years 2019 and 2018 was primarily attributable to growth in loans and securities available for sale, partially offset by a reduction in cash and cash equivalents compared to the prior period.
At September 30, 2019, loans were $9.71 billion, an increase of $290.8 million, or 3.1%, from $9.42 billion at September 30, 2018, which increased $447.4 million, or 5.0%, compared to $8.97 billion at September 30, 2017. The majority of the growth for fiscal year 2019 occurred in the CRE segment of the portfolio, which grew by $463.1 million, mainly across the non-owner segment, partially offset by a reduction of $174.0 million in the agriculture segment of the portfolio.
Total deposits were $10.30 billion at September 30, 2019, an increase of $566.8 million, or 5.8%, from $9.73 billion at September 30, 2018, which increased $755.9 million, or 8.4%, from $8.98 billion at September 30, 2017. Noninterest-bearing deposits were $1.96 billion, a 6.1% increase for the fiscal year and interest-bearing deposits were $8.34 billion, a 5.7% increase for the fiscal year. FHLB and other borrowings increased slightly by $65.0 million, or 23.6%, for the fiscal year.
70-

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated:

	As of September 30,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Unpaid principal balance:
Commercial real estate ¹
Originated	$4,824,827	$4,255,272	$3,628,235	$3,171,516	$2,708,512
Acquired	267,583	374,058	496,570	582,591	137,236
Total	5,092,410	4,629,330	4,124,805	3,754,107	2,845,748
Agriculture ¹
Originated	1,932,722	2,082,778	1,990,648	1,974,226	1,841,437
Acquired	75,922	99,910	131,490	194,711	20,028
Total	2,008,644	2,182,688	2,122,138	2,168,937	1,861,465
Commercial non-real estate ¹
Originated	1,691,026	1,656,563	1,670,349	1,601,328	1,591,974
Acquired	28,930	43,424	48,565	71,838	17,536
Total	1,719,956	1,699,987	1,718,914	1,673,166	1,609,510
Residential real estate
Originated	696,403	682,615	724,906	746,384	714,855
Acquired	115,805	154,954	207,986	274,574	208,290
Total	812,208	837,569	932,892	1,020,958	923,145
Consumer
Originated	47,324	43,325	56,467	59,850	68,840
Acquired	4,601	6,364	10,092	16,423	4,209
Total	51,925	49,689	66,559	76,273	73,049
Other lending
Originated	47,541	46,487	43,132	42,398	38,371
Acquired	—	—	75	79	—
Total	47,541	46,487	43,207	42,477	38,371
Total originated	9,239,843	8,767,040	8,113,737	7,595,702	6,963,989
Total acquired	492,841	678,710	894,778	1,140,216	387,299
Total unpaid principal balance	9,732,684	9,445,750	9,008,515	8,735,918	7,351,288
Less: Unamortized discount on acquired loans	(13,655)	(18,283)	(29,121)	(39,947)	(19,264)
Less: Unearned net deferred fees and costs and loans in process	(12,266)	(11,543)	(10,841)	(13,327)	(6,826)
Total loans	9,706,763	9,415,924	8,968,553	8,682,644	7,325,198
Allowance for loan and lease losses	(70,774)	(64,540)	(63,503)	(64,642)	(57,200)
Loans, net	$9,635,989	$9,351,384	$8,905,050	$8,618,002	$7,267,998

 [1] Unpaid principal balance for commercial real estate, agriculture and commercial non-real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to manage our interest rate risk.

During the fiscal year ended September 30, 2019, total loans grew by $290.8 million, or 3.1%. The growth was primarily focused in CRE loans, which grew $463.1 million, or 10.0%, partially offset by agriculture loans, which decreased $174.0 million, or 8.0%. Over the same time period, commercial non-real estate, residential real estate, consumer and other loan balances remained generally stable. During the fiscal year ended September 30, 2018, total loans grew by $447.4 million, or 5.0%. The growth was primarily focused in CRE loans, which grew $504.5 million, or 12.2%, partially offset by residential real estate loans, which declined $95.3 million, or 10.2%. Over the same time period, agriculture, commercial non-real estate, consumer and other loan balances remained stable.
71-

The following table presents an analysis of the unpaid principal balance of our loan portfolio at September 30, 2019, by loan and collateral type and by each of the six major geographic areas we use to manage our markets.

	September 30, 2019
	South Dakota	Iowa / Kansas / Missouri	Nebraska	Arizona	Colorado	North Dakota / Minnesota	Other ²	Total	%
	(dollars in thousands)
Commercial real estate ¹	$1,112,863	$1,430,247	$920,062	$516,445	$853,975	$231,500	$27,318	$5,092,410	52.3%
Agriculture ¹	599,664	358,610	140,570	738,580	166,635	2,183	2,402	2,008,644	20.6%
Commercial non-real estate ¹	307,080	736,273	389,917	83,256	108,400	6,614	88,416	1,719,956	17.7%
Residential real estate	203,497	235,330	170,580	36,524	129,189	20,197	16,891	812,208	8.4%
Consumer	17,244	19,315	12,386	487	1,441	502	550	51,925	0.5%
Other lending	—	—	—	—	—	—	47,541	47,541	0.5%
Total	$2,240,348	$2,779,775	$1,633,515	$1,375,292	$1,259,640	$260,996	$183,118	$9,732,684	100.0%
% by location	23.0%	28.6%	16.8%	14.1%	12.9%	2.7%	1.9%	100.0%

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

The following table presents additional detail regarding our CRE, agriculture, commercial non-real estate and residential real estate loans at September 30, 2019.

September 30, 2019
(dollars in thousands)
Construction and development	$463,757
Owner-occupied CRE	1,411,199
Non-owner-occupied CRE	2,853,131
Multifamily residential real estate	364,323
Commercial real estate	5,092,410
Agriculture real estate	957,568
Agriculture operating loans	1,051,076
Agriculture	2,008,644
Commercial non-real estate	1,719,956
Home equity lines of credit	185,444
Closed-end first lien	498,108
Closed-end junior lien	36,865
Residential construction	91,791
Residential real estate	812,208
Consumer	51,925
Other	47,541
Total unpaid principal balance	$9,732,684
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
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at June 30, 2019, we were ranked the sixth-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core lending areas. We target a portfolio composition for agriculture loans not to exceed 225% of total capital according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. Over recent years, our borrowers have experienced volatile commodity prices, due in part to the effects of recently imposed and proposed tariffs on the export of agricultural products, waivers of the amount of ethanol to be blended into the country's gasoline production and isolated areas of flooding within parts of the Midwest in which certain of our agricultural borrowers conduct their operations. While these events, or a further downturn in the agriculture economy, could directly and adversely affect our agricultural loan portfolio and indirectly and adversely impact other lending
72-

categories including commercial non-real estate, CRE, residential real estate and consumer, we believe there continues to typically be strong secondary sources of repayment and low borrower leverage for the agriculture loan portfolio.
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
Consumer. Our consumer lending offering comprises a relatively small portion of our total loan portfolio, and predominantly reflects small-balance secured and unsecured products marketed by our branches.
Other Lending. Other lending includes all other loan relationships that do not fit within the categories above, primarily consumer and commercial credit cards, customer deposit account overdrafts, and lease receivables.
The following table presents the maturity distribution of our loan portfolio as of September 30, 2019. The maturity dates were determined based on the contractual maturity date of the loan.

	September 30, 2019
	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$516,537	$2,201,971	$2,373,902	$5,092,410
Agriculture	961,934	668,418	378,292	2,008,644
Commercial non-real estate	824,653	554,238	341,065	1,719,956
Residential real estate	150,326	256,811	405,071	812,208
Consumer	8,308	37,157	6,460	51,925
Other lending	47,541	—	—	47,541
Total	$2,509,299	$3,718,595	$3,504,790	$9,732,684
The following table presents the distribution, as of September 30, 2019, of our loans that were due after one year between fixed and variable interest rates.

	September 30, 2019
	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$2,170,598	$2,405,275	$4,575,873
Agriculture	803,985	242,725	1,046,710
Commercial non-real estate	581,326	313,977	895,303
Residential real estate	287,066	374,816	661,882
Consumer	40,659	2,958	43,617
Total	$3,883,634	$3,339,751	$7,223,385
Other Repossessed Property
In the normal course of business, we obtain title to real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. Other repossessed property assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the assets at an acceptable price in a timely manner. Our total other repossessed property carrying value was $36.8 million as of September 30, 2019, an increase of $13.7 million, or 59.3%, compared to $23.1 million at September 30, 2018, which increased $14.1 million, or 156.8%, compared to $9.0 million at September 30, 2017. The increase in fiscal year 2019 was due to one large relationship moving into other repossessed property during the year. The increase in fiscal year 2018 was primarily due to the addition of one large property during the period.
73-

The following table presents our other repossessed property balances for the period indicated.

	Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands)
Balance, beginning of period	$23,074	$8,985	$10,282
Additions to other repossessed property	25,668	25,926	7,786
Valuation adjustments and other	(2,328)	(1,447)	(1,630)
Sales	(9,650)	(10,390)	(7,453)
Balance, end of period	$36,764	$23,074	$8,985
Asset Quality
We place an asset on nonaccrual status when management believes, after considering collection efforts and other factors, the borrowers' condition is such that collection of interest is doubtful, which is generally 90 days past due. If a borrower has failed to comply with the original contractual terms, further action may be required, including a downgrade in the risk rating, movement to nonaccrual status, a charge-off or the establishment of a specific reserve. If there is a collateral shortfall, we generally work with the borrower for a principal reduction, pledge of additional collateral or guarantee. If these alternatives are not available, we engage in formal collection activities. Restructured loans for which we grant payment or significant interest rate concessions are placed on nonaccrual status until collectability improves and a satisfactory payment history is established, generally by the receipt of at least six consecutive payments.
The following table presents the dollar amount of nonaccrual loans, other repossessed property, restructured performing loans and accruing loans over 90 days past due, at the end of the dates indicated. We entered into a loss-sharing agreement with the FDIC related to certain assets (loans and other repossessed property) acquired from TierOne Bank on June 4, 2010. Loans covered by a FDIC loss-sharing agreement are generally pooled with other similar loans and are accreting purchase discount into income each period. Subject to compliance with the applicable loss-sharing agreement, we are indemnified by the FDIC at a rate of 80% for any future credit losses for single-family real estate loans and other repossessed property covered by the FDIC loss-sharing agreement through June 4, 2020.

	As of September 30,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Nonaccrual loans ¹
Commercial real estate ²	$14,973	$22,908	$14,912	$20,624	$16,870
Agriculture ²	77,880	107,226	100,504	68,526	24,569
Commercial non-real estate ²	9,502	6,887	13,674	27,307	14,287
Residential real estate
Loans covered by a FDIC loss-sharing agreement	2,190	2,699	4,893	4,095	5,317
Loans not covered by a FDIC loss-sharing agreement	2,572	3,425	4,206	5,599	7,124
Total	4,762	6,124	9,099	9,694	12,441
Consumer ²	74	61	123	244	122
Total nonaccrual loans covered by a FDIC loss-sharing agreement	2,190	2,699	4,893	4,095	5,317
Total nonaccrual loans not covered by a FDIC loss-sharing agreement	105,001	140,507	133,419	122,300	62,972
Total nonaccrual loans	107,191	143,206	138,312	126,395	68,289
Other repossessed property	36,764	23,074	8,985	10,282	15,892
Total nonperforming assets	143,955	166,280	147,297	136,677	84,181
Restructured performing loans	44,842	19,783	32,490	46,568	60,371
Total nonperforming and restructured assets	$188,797	$186,063	$179,787	$183,245	$144,552
Accruing loans 90 days or more past due	$11,180	$156	$1,859	$1,991	$58
Nonperforming restructured loans included in total nonaccrual loans	$30,073	$77,156	$71,334	$36,778	$13,966
Percent of total assets
Nonaccrual loans not covered by a FDIC loss-sharing agreement	0.82%	1.16%	1.14%	1.06%	0.64%
Total nonaccrual loans	0.84%	1.18%	1.18%	1.10%	0.70%
Other repossessed property	0.29%	0.19%	0.08%	0.09%	0.16%
Nonperforming assets ³	1.13%	1.37%	1.26%	1.19%	0.86%
Nonperforming and restructured assets ³	1.48%	1.54%	1.54%	1.59%	1.48%

[1] Includes nonperforming restructured loans.
[2] Loans not covered by FDIC loss-sharing agreement.
[3] Includes nonaccrual loans, which includes nonperforming restructured loans.
74-

At September 30, 2019, our nonperforming assets were 1.13% of total assets, compared to 1.37% at September 30, 2018. Total nonaccrual loans decreased by $36.0 million, or 25.2% compared to September 30, 2018, which increased $4.9 million, or 3.5%, compared to September 30, 2017. The decrease in nonaccrual loans in fiscal year 2019 was primarily driven by our focus on exiting loans in all categories with a higher risk profile. The increase in nonaccrual loans for fiscal year 2018 was primarily driven by the deterioration of a relationship in the CRE portfolio that has been closely monitored for a number of quarters, partially offset by improvements in the commercial non-real estate portfolio.
We recognized approximately $2.6 million of interest income on loans that were on nonaccrual for the fiscal year ended 2019. Excluding loans covered by a FDIC loss-sharing agreement, we had average nonaccrual loans (calculated as a two-point average) of $122.8 million outstanding during fiscal year 2019. Based on the average loan portfolio yield for these loans for the current fiscal year, we estimate that interest income would have been $6.3 million higher during the period had these loans been accruing.
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
The table below outlines total TDRs, split between accruing and nonaccruing loans, at each of the dates indicated.

	Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands)
Commercial real estate
Performing TDRs	$17,145	$2,649	$1,121
Nonperforming TDRs	904	2,616	5,351
Total	18,049	5,265	6,472
Agriculture
Performing TDRs	22,929	13,248	22,678
Nonperforming TDRs	24,762	73,741	59,633
Total	47,691	86,989	82,311
Commercial non-real estate
Performing TDRs	4,398	3,420	8,369
Nonperforming TDRs	4,257	656	5,641
Total	8,655	4,076	14,010
Residential real estate
Performing TDRs	263	389	311
Nonperforming TDRs	102	143	688
Total	365	532	999
Consumer
Performing TDRs	107	77	11
Nonperforming TDRs	48	—	21
Total	155	77	32
Total performing TDRs	44,842	19,783	32,490
Total nonperforming TDRs	30,073	77,156	71,334
Total TDRs	$74,915	$96,939	$103,824
As of September 30, 2019, total performing TDRs increased $25.1 million, or 126.7%, compared to September 30, 2018, which decreased $12.7 million, or 39.1%, compared to September 30, 2017. Performing TDRs increased from September 30, 2018 primarily due to one large relationship in the commercial real estate segment of the loan portfolio. Performing TDRs decreased from September 30, 2017 primarily due to a large relationship in the agriculture portfolio that transferred from performing to nonperforming TDR status. As of September 30, 2019, total nonperforming TDRs decreased $47.1 million, or 61.0%, compared to September 30, 2018, which increased $5.8 million, or 8.2%, compared to September 30, 2017. Nonperforming TDRs decreased from September 30, 2018 mainly due to two large relationships in the agriculture portfolio, one that moved into other repossessed property and one that paid off. Nonperforming TDRs increased from September 30, 2017 mainly due to the large relationship in the agriculture portfolio that moved to nonperforming status.
75-

The following table presents nonaccrual loans, TDRs, and other repossessed property covered by the remaining FDIC loss-sharing agreement; a rollforward of the allowance for loan and lease losses for loans covered by the remaining FDIC loss-sharing agreement; a rollforward of allowance for loan and lease losses for only ASC 310-30 loans covered by the remaining FDIC loss-sharing agreement; and a rollforward of other repossessed property covered by the remaining FDIC loss-sharing agreement at and for the periods presented.

	At and for Fiscal Years Ended September 30,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Assets covered by a FDIC loss-sharing agreement
Nonaccrual loans ¹	$2,190	$2,699	$4,893	$4,095	$5,317
TDRs	43	154	191	255	425
Other repossessed property	—	131	—	106	61
Allowance for loan and lease losses, loans covered by a FDIC loss-sharing agreement
Balance, beginning of period	$262	$196	$907	$1,625	$5,108
Additional impairment recorded	309	386	196	—	782
Recoupment of previously-recorded impairment	(379)	(302)	(892)	(677)	(1,701)
Charge-offs	(79)	(18)	(15)	(41)	—
Expiration of loss-sharing arrangement	—	—	—	—	(2,564)
Balance, end of period	$113	$262	$196	$907	$1,625

Other repossessed property covered by a loss-sharing agreement
Balance, beginning of period	$131	$—	$106	$61	$10,628
Additions to other repossessed property	—	131	14	182	1,666
Valuation adjustments and other	—	—	—	(15)	(2,034)
Sales	(131)	—	(120)	(122)	(7,031)
Expiration of loss-sharing agreement	—	—	—	—	(3,168)
Balance, end of period	$—	$131	$—	$106	$61

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
76-

The following table presents an analysis of our allowance for loan and lease losses, including provisions for loan and lease losses, charge-offs and recoveries, for the periods indicated.

	At and for Fiscal Years Ended September 30,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Allowance for loan and lease losses:
Balance, beginning of period	$64,540	$63,503	$64,642	$57,200	$47,518
Provision charged to expense	41,506	17,754	22,210	18,011	19,718
(Improvement) impairment of ASC 310-30 loans	(559)	232	(671)	(1,056)	(677)
Charge-offs:
Commercial real estate	(1,511)	(3,925)	(2,043)	(3,625)	(1,971)
Agriculture	(24,847)	(9,473)	(7,853)	(4,294)	(606)
Commercial non-real estate	(7,895)	(3,813)	(12,576)	(2,629)	(11,153)
Residential real estate	(998)	(569)	(809)	(1,157)	(238)
Consumer	(452)	(192)	(196)	(206)	(129)
Other lending	(1,358)	(1,932)	(2,403)	(2,255)	(1,617)
Total charge-offs	(37,061)	(19,904)	(25,880)	(14,166)	(15,714)
Recoveries:
Commercial real estate	567	533	485	719	1,339
Agriculture	385	332	415	556	131
Commercial non-real estate	392	994	652	1,429	3,407
Residential real estate	468	337	507	495	231
Consumer	174	141	102	149	104
Other lending	362	618	1,041	1,305	1,143
Total recoveries	2,348	2,955	3,202	4,653	6,355
Net loan charge-offs	(34,713)	(16,949)	(22,678)	(9,513)	(9,359)
Balance, end of period	$70,774	$64,540	$63,503	$64,642	$57,200

Average total loans for the period ¹	$9,741,293	$9,252,436	$8,760,869	$7,912,457	$7,071,987
Total loans at period end ¹	$9,706,763	$9,415,924	$8,968,553	$8,682,644	$7,325,198
Ratios
Net charge-offs (recoveries) / average total loans	0.36%	0.18%	0.26%	0.12%	0.13%
Allowance for loan and lease losses to:
Total loans	0.73%	0.69%	0.71%	0.74%	0.78%
Nonaccruing loans ²	67.40%	45.93%	47.60%	52.86%	90.83%

[1] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
[2] Nonaccruing loans excludes loans covered by FDIC loss-sharing agreement.
In the fiscal year 2019, we recorded net charge-offs of $34.7 million, representing 0.36% of average total loans, an 18 basis point increase compared to 0.18% of average total loans for fiscal year 2018. The increase in net charge-offs in fiscal year 2019 was primarily driven by net charge-offs in the agriculture segment of the loan portfolio, which included $18.7 million of net charge-offs related to the cattle industry, and $7.5 million of net charge-offs related to the commercial non-real estate segment of the loan portfolio.
At September 30, 2019, the allowance for loan and lease losses was 0.73% of our total loan portfolio, a 4 basis point increase compared with 0.69% at September 30, 2018. The balance of the ALLL increased from $64.5 million to $70.8 million over the same period.
Additionally, a portion of our loans which are carried at fair value, totaling $813.0 million and $865.4 million at September 30, 2019 and 2018, respectively, have no associated allowance for loan and lease losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for loan and lease losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $6.8 million and $7.4 million at September 30, 2019 and 2018, respectively, translating to an additional 0.07% and 0.08% of total loans at September 30, 2019 and 2018, respectively. Finally, the total purchase discount remaining on all acquired loans equates to 0.14% and 0.19% of total loans at September 30, 2019 and 2018, respectively.
77-

The following tables present management’s allocation of the allowance for loan and lease losses by loan category, in both dollars and percentage of our total allowance for loan and lease losses, to specific loans in those categories at the dates indicated.

	September 30,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial real estate	$16,827	$16,777	$16,941	$17,946	$18,014
Agriculture	30,819	28,121	25,757	25,115	13,952
Commercial non-real estate	17,567	13,610	14,114	12,990	15,996
Residential real estate	4,095	4,749	5,347	7,106	8,025
Consumer	427	257	329	438	348
Other lending	1,039	1,026	1,015	1,047	865
Total	$70,774	$64,540	$63,503	$64,642	$57,200

	September 30,
	2019	2018	2017	2016	2015
Allocation of allowance for loan and lease losses:
Commercial real estate	23.8%	26.0%	26.7%	27.8%	31.5%
Agriculture	43.5%	43.6%	40.6%	38.9%	24.4%
Commercial non-real estate	24.8%	21.1%	22.2%	20.1%	28.0%
Residential real estate	5.8%	7.3%	8.4%	11.0%	14.0%
Consumer	0.6%	0.4%	0.5%	0.6%	0.6%
Other lending	1.5%	1.6%	1.6%	1.6%	1.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%
Management will continue to evaluate the loan portfolio and assess economic conditions in order to determine future allowance levels and the amount of loan and lease loss provisions. We review the appropriateness of our allowance for loan and lease losses on a monthly basis. Management monitors closely all past due and restructured loans in assessing the appropriateness of its allowance for loan and lease losses. In addition, we follow procedures for reviewing and grading all substantial commercial and agriculture relationships at least annually. Based predominantly upon the review and grading process, we determine the appropriate level of the allowance in response to our assessment of the probable risk of loss inherent in our loan portfolio. Management makes additional loan and lease loss provisions when the results of our problem loan assessment methodology or overall allowance testing of appropriateness indicates additional provisions are required.
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.5 million at both September 30, 2019 and September 30, 2018 and is recorded in accrued expenses and other liabilities in the consolidated balance sheet.
Investment Securities
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated.

	September 30,
	2019	2018	2017
	(dollars in thousands)
U.S. Treasury securities	$94,178	$168,394	$228,039
Mortgage-backed securities:
Government National Mortgage Association	501,139	442,458	511,457
Federal Home Loan Mortgage Corporation	463,974	297,380	169,147
Federal National Mortgage Association	322,340	188,192	170,247
Small Business Assistance Program	316,502	260,458	224,005
States and political subdivision securities	66,145	69,566	73,041
Other	1,006	1,006	1,006
Total	$1,765,284	$1,427,454	$1,376,942
We generally invest excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and
78-

political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits and to maintain liquidity and balance interest rate risk. Since September 30, 2018, the fair value of the portfolio has increased by $397.6 million, or 28.7%.
The following tables present the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield ("WA yield") for each investment category for each maturity period at September 30, 2019. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The WA yield on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	September 30, 2019
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
U.S. Treasury securities	$44,761	1.68%	$49,417	2.85%	$—	—%	$—	—%	$—	—%	$—	—%	$94,178	2.29%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,603,955	2.51%	—	—%	1,603,955	2.51%
States and political subdivision securities ¹ ²	13,616	1.46%	40,419	1.71%	12,110	2.53%	—	—%	—	—%	—	—%	66,145	1.81%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$58,377	1.63%	$89,836	2.34%	$12,110	2.53%	$—	—%	$1,603,955	2.51%	$1,006	—%	$1,765,284	2.47%

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

Declines in the fair value of investment securities available for sale that are deemed to be other-than-temporary are recognized in earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, we consider the length of time and extent to which the fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) we have the intent to sell a security; (2) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis; or (3) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell a security or if it is more-likely-than-not that we will be required to sell the security before recovery, an other-than-temporary impairment loss is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If we do not intend to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income (loss).
Deposits
We obtain funds from depositors by offering consumer and business interest-bearing accounts and term time deposits. At September 30, 2019 and September 30, 2018, our total deposits were $10.30 billion and $9.73 billion, respectively, representing an increase of 5.8%, which was primarily spread across brokered deposits, consumer and commercial deposit accounts. Our accounts are federally insured by the FDIC up to the legal maximum.
The following table presents the balances and weighted average cost of our deposit portfolio at the following dates.

	September 30,
	2019		2018		2017
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Noninterest-bearing demand	$1,956,025	—%	$1,842,704	—%	$1,856,126	—%
Interest-bearing demand	6,248,638	1.00%	6,043,717	0.95%	5,847,432	0.55%
Time deposits, greater than $250,000	493,530	2.30%	383,868	1.89%	273,365	1.16%
Time deposits, less than or equal to $250,000	1,602,146	1.68%	1,463,210	1.29%	1,000,690	0.78%
Total	$10,300,339	0.98%	$9,733,499	0.86%	$8,977,613	0.48%
At September 30, 2019 and 2018, we had $706.5 million and $600.2 million, respectively, in brokered deposits. As a result of the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, most reciprocal deposits are no longer treated as brokered deposits and are now included with core commercial deposits.
79-

Municipal public deposits constituted $1.04 billion and $959.4 million of our deposit portfolio at September 30, 2019, and September 30, 2018, respectively, of which $691.9 million and $622.1 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 7.0% and 6.6% of our total deposits at September 30, 2019 and September 30, 2018, respectively.
The following table presents deposits by region.

	September 30,
	2019	2018	2017
	(dollars in thousands)
South Dakota	$2,575,833	$2,422,208	$2,231,857
Iowa / Kansas / Missouri	2,936,256	2,757,408	2,561,315
Nebraska	2,474,673	2,472,297	2,521,631
Arizona	508,308	399,212	377,610
Colorado	1,237,052	1,228,762	1,153,058
North Dakota / Minnesota	55,258	50,359	51,527
Corporate and other	512,959	403,253	80,615
Total deposits	$10,300,339	$9,733,499	$8,977,613
We fund a portion of our assets with time deposits that have balances greater than $250,000 and that have maturities generally in excess of six months. At September 30, 2019 and September 30, 2018, our time deposits greater than $250,000 totaled $493.5 million and $383.9 million, respectively. The following table presents the maturities of our time deposits greater than $250,000 and less than or equal to $250,000 in size at September 30, 2019.

	September 30, 2019
	Greater than $250,000	Less than or equal to $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$105,363	$613,444
Over three through six months	106,654	408,358
Over six through twelve months	170,889	342,188
Over twelve months	110,624	238,156
Total	$493,530	$1,602,146
Percent of total deposits	4.8%	15.6%
At September 30, 2019 and September 30, 2018, the average remaining maturity of all time deposits was approximately 8 and 11 months, respectively. The average time deposit amount per account was approximately $45,936 and $39,896 at September 30, 2019 and September 30, 2018, respectively.
Derivatives
Beginning in the second quarter of fiscal year 2018, we entered into RPAs with some of our derivative counterparties to assume the credit exposure related to interest rate derivative contracts. Our loan customer enters into an interest rate swap directly with a derivative counterparty and we agree through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $56.8 million and $37.4 million as of September 30, 2019 and September 30, 2018, respectively. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be $0.1 million and $0.4 million at September 30, 2019 and September 30, 2018, respectively, based on the fair value of the underlying swaps.
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
80-

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

	At and for Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$68,992	$90,907	$132,636
FHLB advances	15,000	100,000	587,200
Total short-term borrowings	$83,992	$190,907	$719,836

Maximum amount outstanding at any month-end during the period	$371,649	$808,325	$719,836
Average amount outstanding during the period	$175,133	$442,398	$352,395
Weighted average rate for the period	1.72%	1.32%	0.70%
Weighted average rate as of date indicated	0.91%	0.80%	1.24%
Other Borrowings
In addition to FHLB short-term advances, we also have FHLB long-term borrowings of $325.0 million and $175.0 million outstanding as of September 30, 2019 and September 30, 2018, respectively.
We have outstanding $73.7 million and $73.6 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of September 30, 2019 and September 30, 2018, respectively. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
We issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under Capital Rules in effect at September 30, 2019, have an interest rate of 4.875 per annum, payable semi-annually on each February 15 and August 15, commencing on February 15, 2016 until August 15, 2020. During the fiscal year 2019, we incurred $5.5 million in interest expense on all outstanding subordinated debentures and notes compared to $5.0 million in fiscal year 2018.
81-

Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at September 30, 2019. Customer deposit obligations categorized as "not determined" include noninterest-bearing demand accounts and interest-bearing demand accounts with no stated maturity date.

	September 30, 2019
	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$1,724,682	$250,248	$98,221	$311	$8,226,877	$10,300,339
Securities sold under agreement to repurchase	68,992	—	—	—	—	68,992
FHLB advances and other borrowings	15,000	120,000	205,000	—	—	340,000
Subordinated debentures	—	—	—	75,920	—	75,920
Subordinated notes payable	—	—	—	35,000	—	35,000
Operating leases, net of sublease income	5,327	4,193	9,117	7,355	—	25,992
Accrued interest payable	16,091	—	—	—	—	16,091
Interest on FHLB advances	9,012	7,969	10,432	—	—	27,413
Interest on subordinated notes payable	3,324	3,324	9,973	33,897	—	50,518
Interest on subordinated debentures	1,706	1,706	5,119	1,493	—	10,024
Other Commitments:
Commitments to extend credit—non-credit card	$316,520	$959,117	$485,245	$342,491	$—	$2,103,373
Commitments to extend credit—credit card	126,305	—	—	—	—	126,305
Letters of credit	68,983	—	—	—	—	68,983
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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated.

	September 30,
	2019	2018	2017
	(dollars in thousands)
Commitments to extend credit	$2,229,678	$2,344,550	$2,515,653
Letters of credit	68,983	69,613	70,186
Total	$2,298,661	$2,414,163	$2,585,839
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
82-

Great Western Bancorp, Inc. Our primary source of liquidity is cash obtained from dividends by our Bank. We primarily use our cash for the payment of dividends, when and if declared by our Board of Directors, and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our Bank through equity contributions and for acquisitions. At September 30, 2019, our holding company had $57.5 million of cash. During the first quarter of fiscal year 2020, we declared and paid a dividend of $0.30 per common share. The outstanding amount under our private placement subordinated capital notes was $35.0 million at September 30, 2019. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities. To this end, in August 2018 we filed a shelf registration statement with the SEC registering an indeterminate amount of our common stock, debt securities and other securities which we may decide to issue in the future. The specific terms of any shares or other securities we choose to issue will be based on current market conditions and will be described in a supplement to the prospectus contained in the shelf registration statement.
Great Western Bank. Our Bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At September 30, 2019, our Bank had cash of $243.5 million and $1.78 billion of highly-liquid securities held in our investment portfolio, of which $863.9 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our Bank has a letter of credit from the FHLB, which is pledged as collateral on public deposits, for $170.0 million. Our Bank had $340.0 million in FHLB borrowings at September 30, 2019, with additional available lines of $1.80 billion. Our Bank also had an additional borrowing capacity of $1.44 billion with the FRB Discount Window. Our Bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At September 30, 2019, we had a total of $2.30 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our Bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators.
The following table presents our regulatory capital ratios at September 30, 2019 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	September 30, 2019
	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio ¹	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,225,355	11.7%	6.0%	N/A
Total capital	1,331,611	12.7%	8.0%	N/A
Tier 1 leverage	1,225,355	10.1%	4.0%	N/A
Common equity Tier 1	1,151,658	11.0%	4.5%	N/A
Risk-weighted assets	$10,458,225
Great Western Bank
Tier 1 capital	$1,201,476	11.5%	6.0%	8.0%
Total capital	1,272,733	12.2%	8.0%	10.0%
Tier 1 leverage	1,201,476	9.9%	4.0%	5.0%
Common equity Tier 1	1,201,476	11.5%	4.5%	6.5%
Risk-weighted assets	$10,455,186

[1] Does not include capital conservation buffer, which was 2.5% at September 30, 2019.
At September 30, 2019 and September 30, 2018, our Tier 1 capital included an aggregate of $73.7 million and $73.6 million, respectively, of trust preferred securities issued by our subsidiaries, net of fair value adjustment. At September 30, 2019, our Tier 2 capital included $70.8 million of the allowance for loan and lease losses and $35.0 million of subordinated capital notes. At September 30, 2018, our Tier 2 capital included $64.5 million of the allowance for loan and lease losses and $35.0 million of subordinated capital notes. Our total risk-weighted assets were $10.46 billion at September 30, 2019.
83-

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
For reconciliations for each of these non-GAAP financial measures to the closest GAAP financial measures, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations" and "Item 6. Selected Financial Data—Non-GAAP Quarterly Financial Measures Reconciliations." Each of the non-GAAP financial measures presented should be considered in context with our GAAP financial results included in this Annual Report on Form 10-K.
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
84-

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
Management’s estimate for collective reserves reflects losses incurred in the loan portfolio as of the consolidated balance sheet reporting date. Incurred loss estimates primarily are based on historical loss experience and portfolio mix. Incurred loss estimates may be adjusted for qualitative factors such as current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and/or significant policy and underwriting changes, which may not be reflected in historical loss experience. Further discussion of the methodology used in establishing the allowance for loan and lease losses is provided in the Allowance for Loan and Lease Losses section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 1. Nature of Operations and Summary of Significant Accounting Policies."
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
85-

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
86-

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
On December 22, 2017, the Tax Reform Act was enacted into law. Beginning in 2018, the Tax Reform Act reduced the federal tax rate for corporations from 35.0% to 21.0% and changed or limited certain tax deductions. The Tax Reform Act required us to revalue our net deferred tax assets in the period of enactment, which stranded certain effects of the tax rate change in accumulated other comprehensive income. We adopted new accounting guidance in the second quarter of fiscal year 2018 that allowed reclassification of $2.4 million in stranded tax effects that related to a change in the federal tax rate from accumulated other comprehensive income to retained earnings. Further discussion is provided in "Note 18. Income Taxes:" on the consolidated financial statements.
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
87-

Our management of interest rate risk is overseen by our Bank’s asset and liability committee based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure sets limits, calculated monthly, for various metrics, including our economic value sensitivity, our economic value of equity and net interest income simulations involving parallel shifts in interest rate curves, steepening and flattening yield curves, and various prepayment and deposit duration assumptions. Our risk management infrastructure also requires a periodic review of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates based on historical analysis, noninterest-bearing and interest-bearing demand deposit durations based on historical analysis, and the targeted investment term of capital.
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
We rely on interest rate swaps to manage our interest rate exposure on CRE, agricultural and commercial non-real estate loans with fixed interest rates of more than 5 years, such as our tailored business loans. As of September 30, 2019, we had a notional amount of $778.8 million of interest rate swaps outstanding. The overall effectiveness of our interest rate swap strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates. We do not engage in speculative trading activities relating to interest rates, foreign exchange rates, commodity prices, equities or credit.
Evaluation of Interest Rate Risk
We use a net interest income simulation model to measure and evaluate potential changes in our net interest income. We run various hypothetical interest rate scenarios regularly and compare these results against a scenario with no changes in interest rates. Our net interest income simulation model incorporates various assumptions, which we believe are reasonable but which may have a significant impact on results such as: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) re-pricing characteristics for market-rate-sensitive instruments on and off balance sheet, (4) differing sensitivities of financial instruments due to differing underlying rate indices, (5) varying loan prepayment speeds for different interest rate scenarios, (6) the effect of interest rate limitations in our assets, such as floors and caps, (7) the effect of our interest rate swaps, and (8) overall growth and repayment rates and product mix of assets and liabilities. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather as a means to better plan and execute appropriate asset-liability management strategies and manage our interest rate risk.
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of September 30, 2019 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 and 200 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with realistic results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.
88-

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Fiscal Year Ended September 30, 2019
Change in Market Interest Rates as of September 30, 2019	Fiscal Year Ending September 30, 2020	Fiscal Year Ending September 30, 2021
Immediate Shifts
+400 basis points	10.36%	16.07%
+300 basis points	7.93%	12.27%
+200 basis points	5.37%	8.33%
+100 basis points	2.74%	4.28%
-100 basis points	(3.94)%	(6.22)%
-200 basis points	(8.33)%	(12.60)%
Gradual Shifts
+400 basis points	2.92%
+300 basis points	2.26%
+200 basis points	1.58%
+100 basis points	0.86%
-100 basis points	(1.48)%
-200 basis points	(3.24)%
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
89-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Great Western Bancorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Great Western Bancorp, Inc. (the Company) as of September 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 27, 2019 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.
Allowance for loan and lease losses

Description of the Matter	At September 30, 2019, the Company’s total loans were $9.71 billion and the associated allowance for loan and lease losses (ALLL) was $70.8 million. As explained in Note 1 to the consolidated financial statements, the ALLL consists of reserves for probable losses that have been identified by management related to specific borrowing relationships that are individually evaluated for impairment (“specific reserve”), as well as probable losses inherent in the loan portfolio that are not specifically identified (“collective reserve”). Management’s estimate for the collective reserve reflects losses incurred in the loan portfolio as of the consolidated balance sheet reporting date. Incurred loss estimates are based primarily on historical loss experience and portfolio mix. Incurred loss estimates may be adjusted for qualitative factors such as current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and/or significant policy and underwriting changes which are not reflected in the historical loss experience.

Auditing management’s estimate of the ALLL is complex due to the highly judgmental nature of the qualitative factors used to adjust incurred loss estimates reflected in the collective reserve. Management’s identification and measurement of the qualitative factors is highly judgmental and could have a significant effect on the ALLL.

90-

How We Addressed the Matter in Our Audit	We tested controls that address the risk of material misstatement relating to the measurement of the ALLL. This included testing controls over management’s identification of qualitative risk factors requiring assessment, the review of the basis for determining whether an adjustment for such risk factor was warranted, the basis for the recorded adjustment amount, and the inputs to the recorded adjustments.

To test the reasonableness of the Company’s qualitative factor adjustments, we evaluated the basis for adjustments considered, the basis for concluding an adjustment was warranted when considering historical loss experience, and completeness of the inputs used by management in determining such adjustments.

Our procedures included, among others, evaluating the accuracy of management’s inputs by comparing the inputs to the Company’s historical loan performance data, third-party macroeconomic data and peer bank data.

In addition, we evaluated the overall ALLL amount, inclusive of the adjustments for qualitative factors, and whether the amount appropriately reflects losses incurred in the loan portfolio as of the consolidated balance sheet date. For example, we compared the overall ALLL amount to those established by similar banking institutions with similar loan portfolios. We also reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s conclusion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2011.
Minneapolis, Minnesota
November 27, 2019
91-

GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	September 30,
	2019	2018
Assets
Cash and due from banks	$201,487	$168,119
Interest-bearing bank deposits	41,987	130,577
Cash and cash equivalents	243,474	298,696
Securities available for sale	1,783,208	1,385,650
Loans, net of unearned discounts and deferred fees, including $31,891 and $42,627 of loans covered by a FDIC loss share agreement at September 30, 2019 and 2018, respectively, and $812,991 and $865,386 of loans at fair value under the fair value option at September 30, 2019 and 2018, respectively, and $7,351 and $5,456 of loans held for sale at September 30, 2019 and 2018, respectively	9,706,763	9,415,924
Allowance for loan and lease losses	(70,774)	(64,540)
Net loans	9,635,989	9,351,384
Premises and equipment, including $2,757 and $1,104 of property held for sale at September 30, 2019 and 2018, respectively	120,645	113,839
Accrued interest receivable	58,699	58,948
Other repossessed property, including $0 and $131 of property covered by a FDIC loss share agreement at September 30, 2019 and 2018, respectively	36,764	23,074
Goodwill	739,023	739,023
Cash surrender value of life insurance policies	30,796	30,461
Net deferred tax assets	7,286	30,132
Other assets	132,417	85,601
Total assets	$12,788,301	$12,116,808
Liabilities and stockholders’ equity
Noninterest-bearing	$1,956,025	$1,842,704
Interest-bearing	8,344,314	7,890,795
Total deposits	10,300,339	9,733,499
Securities sold under agreements to repurchase	68,992	90,907
FHLB advances and other borrowings	340,000	275,000
Subordinated debentures and subordinated notes payable	108,636	108,468
Accrued expenses and other liabilities	70,085	68,383
Total liabilities	10,888,052	10,276,257
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 56,283,659 shares issued and outstanding at September 30, 2019 and 58,917,147 shares issued and outstanding at September 30, 2018	563	589
Additional paid-in capital	1,228,714	1,318,457
Retained earnings	657,475	553,014
Accumulated other comprehensive income (loss)	13,497	(31,509)
Total stockholders' equity	1,900,249	1,840,551
Total liabilities and stockholders' equity	$12,788,301	$12,116,808
See accompanying notes.
92-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Income
(Dollars in Thousands, Except Share and Per Share Data)

	Fiscal Years Ended September 30,
	2019	2018	2017
Interest income
Loans	$498,935	$451,290	$407,282
Investment securities	41,510	29,171	26,311
Federal funds sold and other	2,472	1,376	922
Total interest income	542,917	481,837	434,515
Interest expense
Deposits	106,718	60,112	35,035
FHLB advances and other borrowings	9,951	8,848	5,821
Subordinated debentures and subordinated notes payable	5,540	5,040	4,464
Total interest expense	122,209	74,000	45,320
Net interest income	420,708	407,837	389,195
Provision for loan and lease losses	40,947	17,986	21,539
Net interest income after provision for loan and lease losses	379,761	389,851	367,656
Noninterest income
Service charges and other fees	43,893	51,077	55,725
Wealth management fees	8,914	9,219	9,118
Mortgage banking income, net	4,848	5,842	7,928
Net (loss) gain on sale of securities	(178)	6	75
Net increase (decrease) in fair value of loans at fair value	61,412	(45,407)	(65,231)
Net realized and unrealized (loss) gain on derivatives	(63,444)	44,596	49,900
Other	5,287	8,276	5,699
Total noninterest income	60,732	73,609	63,214
Noninterest expense
Salaries and employee benefits	136,305	135,352	128,135
Data processing and communication	24,077	29,805	28,288
Occupancy and equipment	20,784	20,330	19,817
Professional fees	14,579	17,891	15,038
Advertising	4,493	4,507	3,983
Net loss on repossessed property and other related expenses	4,367	4,369	1,749
Acquisition expenses	—	—	710
Other	20,293	19,171	18,923
Total noninterest expense	224,898	231,425	216,643
Income before income taxes	215,595	232,035	214,227
Provision for income taxes	48,230	74,119	69,441
Net income	$167,365	$157,916	$144,786
Basic earnings per common share
Weighted average common shares outstanding	57,154,865	58,938,169	58,770,708
Basic earnings per share	$2.93	$2.68	$2.46
Diluted earnings per common share
Weighted average diluted common shares outstanding	57,257,061	59,131,650	59,029,382
Diluted earnings per share	$2.92	$2.67	$2.45
Dividends per share
Dividends paid	$62,904	$53,002	$43,474
Dividends per share	$1.10	$0.90	$0.74
See accompanying notes.
93-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Fiscal Years Ended September 30,
	2019	2018	2017
Net income	$167,365	$157,916	$144,786
Other comprehensive income (loss), net of tax
Securities available for sale:
Net unrealized holding gain (loss) arising during the period	59,550	(32,816)	(17,848)
Reclassification adjustment for net loss (gain) realized in net income	178	(6)	(75)
Income tax (expense) benefit	(14,722)	9,244	6,811
Net change in unrealized gain (loss) on securities available for sale	45,006	(23,578)	(11,112)
Defined benefit pension plan obligation ¹:
Net unrealized holding gain (loss) arising during the period	—	(329)	329
Income tax (expense) benefit	—	125	(125)
Net change in unrealized gain (loss) in defined benefit pension plan obligation	—	(204)	204
Other comprehensive income (loss), net of tax	45,006	(23,782)	(10,908)
Comprehensive income	$212,371	$134,134	$133,878

[1] The Company's Board of Directors voted to terminate the defined benefit pension plan ("Pension Plan") effective February 1, 2018. Transfer of all Pension Plan assets, liabilities and administrative responsibilities were completed as of September 30, 2018.

See accompanying notes.

94-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Stockholders' Equity
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, October 1, 2016		$587	$1,312,347	$344,923	$5,534	$1,663,391
Net income	$144,786	—	—	144,786	—	144,786
Other comprehensive (loss), net of tax	(10,908)	—	—	—	(10,908)	(10,908)
Total comprehensive income	$133,878
Cumulative effect adjustment ¹		—	751	(488)	—	263
Stock-based compensation, net of tax		2	6,545	—	—	6,547
Repurchase common stock		(1)	(5,604)	—	—	(5,605)
Cash dividends:
Common stock, $0.74 per share		—	—	(43,474)	—	(43,474)
Balance, September 30, 2017		$588	$1,314,039	$445,747	$(5,374)	$1,755,000
Net income	$157,916	—	—	157,916	—	157,916
Other comprehensive (loss), net of tax	(23,782)	—	—	—	(23,782)	(23,782)
Total comprehensive income	$134,134
Stock-based compensation, net of tax		1	4,418	—	—	4,419
Reclassification due to adoption of ASU 2018-02 ²		—	—	2,353	(2,353)	—
Cash dividends:
Common stock, $0.90 per share		—	—	(53,002)	—	(53,002)
Balance, September 30, 2018		$589	$1,318,457	$553,014	$(31,509)	$1,840,551
Net income	$167,365	—	—	167,365	—	167,365
Other comprehensive income, net of tax	45,006	—	—	—	45,006	45,006
Total comprehensive income	$212,371
Stock-based compensation, net of tax		1	4,581	—	—	4,582
Repurchase of common stock		(27)	(94,324)	—	—	(94,351)
Cash dividends:
Common stock, $1.10 per share		—	—	(62,904)	—	(62,904)
Balance, September 30, 2019		$563	$1,228,714	$657,475	$13,497	$1,900,249

[1] Cumulative effect adjustment relates to the adoption of ASU 2016-09, Compensation - Stock Based Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
[2] Reclassification due to adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
See accompanying notes.
95-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Fiscal Years Ended September 30,
	2019	2018	2017
Operating activities
Net income	$167,365	$157,916	$144,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,655	13,093	13,599
Amortization of FDIC indemnification asset	1,386	2,778	4,748
Net loss on sale of securities and other assets	2,825	5,731	2,545
Gain on redemption of subordinated debentures	—	—	(111)
Net gain on sale of loans	(5,680)	(6,829)	(9,635)
Provision for loan and lease losses	40,947	17,986	21,539
(Reversal of) provision for loan servicing rights loss	(4)	(73)	68
Stock-based compensation	4,582	4,419	6,810
Originations of residential real estate loans held for sale	(289,973)	(264,514)	(275,015)
Proceeds from sales of residential real estate loans held for sale	293,758	273,343	290,111
Net deferred income taxes	8,124	21,302	2,631
Changes in:
Accrued interest receivable	249	(5,772)	(3,645)
Other assets	(48,524)	(34,209)	(2,405)
Accrued interest payable and other liabilities	2,949	(2,742)	(64,517)
Net cash provided by operating activities	191,659	182,429	131,509
Investing activities
Purchase of securities available for sale	(774,707)	(334,900)	(313,701)
Proceeds from sales of securities available for sale	175,007	24,971	5,074
Proceeds from maturities of securities available for sale	257,201	254,985	233,357
Net increase in loans	(348,479)	(490,804)	(318,876)
Payment of covered losses from FDIC indemnification claims	(14)	(770)	(706)
Purchase of premises and equipment	(15,643)	(13,878)	(6,409)
Proceeds from sale of premises and equipment	606	4,599	5,260
Proceeds from sale of repossessed property	9,981	7,468	7,334
Purchase of FHLB stock	(89,948)	(64,172)	(38,345)
Proceeds from redemption of FHLB stock	87,528	79,190	47,819
Net cash used in investing activities	(698,468)	(533,311)	(379,193)
Financing activities
Net increase in deposits	567,004	756,145	373,408
Net (decrease) increase in securities sold under agreements to repurchase and other short-term borrowings	(21,915)	(41,729)	347,148
Proceeds from FHLB advances and other long-term borrowings	810,000	150,000	—
Repayments on FHLB advances and other long-term borrowings	(745,000)	(518,200)	(584,000)
Redemption of subordinated debentures	—	—	(3,625)
Common stock repurchased	(94,351)	—	(5,605)
Taxes paid related to net share settlement of equity awards	(1,247)	(4,032)	(383)
Dividends paid	(62,904)	(53,002)	(43,474)
Net cash provided by financing activities	451,587	289,182	83,469
Net decrease in cash and cash equivalents	(55,222)	(61,700)	(164,215)
Cash and cash equivalents, beginning of period	298,696	360,396	524,611
Cash and cash equivalents, end of period	$243,474	$298,696	$360,396
Supplemental disclosure of cash flow information
Cash payments for interest	$114,891	$69,633	$44,989
Cash payments for income taxes	$46,884	$50,020	$71,964
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(25,668)	$(25,926)	$(7,786)
See accompanying notes.

96-

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
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly-owned subsidiaries Great Western Statutory Trust IV, GWB Capital Trust VI, Sunstate Bancshares Trust II, HF Financial Capital Trust III, HF Financial Capital Trust IV, HF Financial Capital Trust V and HF Financial Capital Trust VI are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these trusts are not included on the Company’s consolidated financial statements.
Certain previously reported amounts have been reclassified to conform to the current presentation.
Use of Estimates
U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Subsequent Events
On October 24, 2019, the Board of Directors of the Company declared a dividend of $0.30 per common share payable on November 29, 2019 to stockholders of record as of close of business on November 15, 2019.
On October 1, 2019, the Company purchased and assumed the management of approximately $306.0 million of trust assets managed in Colorado from Independent Bank, a wholly owned subsidiary of Independent Bank Group, Inc. for the consideration of $4.7 million. The Company is the in the process of determining preliminary fair values as of the acquisition date in accordance with ASC Topic 805, but does not believe the transaction will have a material impact on the consolidated financial statements.
97-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The Company evaluated subsequent events through the date its consolidated financial statements were issued. Other than those described above, there were no other material events or transactions that would require recognition on the consolidated financial statements or disclosure in the notes to the consolidated financial statements.
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations ("ASC 805"). The Company recognizes the fair value of the assets acquired and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. There is no separate recognition of the acquired allowance for loan and lease losses on the acquirer’s balance sheet as credit related factors are incorporated directly into the fair value of the loans recorded at the acquisition date. The excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. Alternatively, a bargain purchase gain is recorded equal to the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid.
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
Declines in the fair value of investment securities available for sale that are deemed to be other-than-temporary are recognized in earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Company has the intent to sell a security; (2) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more-likely-than-not that the Company will be required to sell the security before recovery, an other-than-temporary impairment loss is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income (loss).
Interest and dividends, including amortization of premiums and accretion of discounts, are recognized as interest income when earned. Realized gains and losses on sales (using the specific identification method) and declines in value judged to be other-than-temporary are included in noninterest income on the consolidated statements of income.
98-

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
Interest income on loans is accrued daily on the outstanding balances. A loan is placed on nonaccrual status when management believes, after considering collection efforts and other factors, the borrowers' condition is such that collection of interest is doubtful, which is generally 90 days past due. When loans are placed on nonaccrual status, accrual of interest is discontinued and interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectability of principal and interest.
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
The Company makes commercial, agricultural, residential real estate, consumer and other loans to customers primarily in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower. Collateral held varies but includes accounts receivable, marketable securities, inventory, equipment and real estate. Personal guarantees of the borrower or related parties and government guarantees are also obtained for some loans, which reduces the Company’s risk of loss.
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
99-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
The commercial real estate lending class includes loans made to small and middle market businesses, including multi-family properties. Loans in this class are generally secured by commercial real estate with cash flows generally being the primary source of repayment. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan and lease losses for the commercial real estate lending class. Key risk characteristics relevant to the commercial real estate lending class include the industry and geography of the borrower’s business, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, guarantees and nature of pledged collateral. The Company considers these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan and lease losses.
The agriculture lending class includes loans made to agricultural individuals and businesses. Loans in this class are generally secured by operating assets and agriculture real estate and guaranteed by owners; cashflows are most often the primary source of repayment. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan and lease losses for the agriculture lending class. Key risk characteristics relevant to the agriculture lending class include the geography of the borrower’s operations, commodity prices and weather patterns, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, guarantees and nature of pledged collateral. The Company considers these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan and lease losses.
The commercial non-real estate lending class includes loans made to small and middle market businesses, and loans made to public sector customers. Loans in this class are generally secured by business assets and guaranteed by owners; cashflows are most often a primary source of repayment. Historical loss history and updated loan-to-value information on collateral-dependent loans are the primary factors in determining the allowance for loan and lease losses for the commercial non-real estate lending class. Key risk characteristics relevant to the commercial non-real estate lending class include the industry and geography of the borrower’s business, purpose of the loan, repayment sources, borrower’s debt capacity and financial performance, loan covenants, guarantees and nature of pledged collateral. The Company considers these risk characteristics in assigning risk ratings and estimating environmental factors considered in determining the allowance for loan and lease losses.
100-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
The Company assigns all non-consumer loans a credit quality risk rating. These ratings are Pass, Watch, Substandard, Doubtful and Loss. Loans with a Pass and Watch rating represent those loans not classified on the Company’s rating scale as problem credits, with loans with a Watch rating being monitored and updated at least quarterly by management. Substandard loans are those where a well-defined weakness has been identified that may put full collection of contractual debt at risk. Doubtful loans are those where a well-defined weakness has been identified and a loss of contractual debt is probable. Substandard and doubtful loans are monitored and updated monthly. All loan risk ratings are updated and monitored as deemed appropriate. The Company generally does not risk rate residential real estate or consumer loans unless a default event such as bankruptcy or extended nonperformance takes place. Alternatively, standard credit scoring systems are used to assess credit risks of consumer loans.
Troubled Debt Restructurings
Loans modified under troubled debt restructurings involve granting a concession to a borrower who is experiencing financial difficulty. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection, which generally would not otherwise be considered. The Company's TDRs include performing and nonperforming TDRs, which consist of loans that continue to accrue interest at the loan's original interest rate when the Company expects to collect the remaining principal and interest on the loan, and nonaccrual TDRs, which include loans that are in a nonaccrual status and are no longer accruing interest, as the Company does not expect to collect the full amount of principal and interest owed from the borrower on these loans. At the time of modification (except for loans on nonaccrual status), a TDR is classified as nonperforming TDR until a six-month payment history of principal and interest payments, in accordance with the terms of the loan modification, is sustained, at which time the loan is moved to a performing status (performing TDR). If the Company does not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. All TDRs are accounted for as impaired loans and are included in the analysis of the allowance for loan and lease losses. A TDR that has been renewed for a borrower who is no longer experiencing financial difficulty and which yields a market rate of interest at the time of a renewal is no longer considered a TDR.
Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments
The Company maintains an allowance for loan and lease losses at a level believed to be appropriate to reserve for credit losses inherent in the loan portfolio. The allowance for loan and lease losses is determined based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies, and other credit risk indicators, which are inherently subjective.
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
101-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
All of these estimates are susceptible to significant change. Changes to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected on the consolidated statements of income. Past due status is monitored as an indicator of credit deterioration. A loan is placed on nonaccrual status and accrual of interest is discontinued when management believes, after considering collection efforts and other factors, the borrowers' condition is such that collection of interest is doubtful, which is generally 90 days past due. Loans deemed to be uncollectible are charged off against the allowance for loan and lease losses. Recoveries of amounts previously charged-off are credited to the allowance for loan and lease losses.
The allowance for loan and lease losses consist of reserves for probable losses that have been identified related to specific borrowing relationships that are individually evaluated for impairment ("specific reserve"), as well as probable losses inherent in the loan portfolio that are not specifically identified ("collective reserve").
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
Management’s estimate for collective reserves reflects losses incurred in the loan portfolio as of the consolidated balance sheet reporting date. Incurred loss estimates primarily are based on historical loss experience and portfolio mix. Incurred loss estimates may be adjusted for qualitative factors such as current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and/or significant policy and underwriting changes, which may not be reflected in the historical loss experience.
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
Unfunded residential mortgage loan commitments entered into in connection with mortgage loans to be held for sale are considered derivatives and are recorded at fair value and included in other liabilities on the consolidated balance sheets with changes in fair value recorded in other interest income. All other unfunded loan commitments are generally related to providing credit facilities to customers and are not considered derivatives. For purchased loans, the fair value of the unfunded credit commitments is considered in determination of the fair value of the loans recorded at the date of acquisition. Reserves for credit exposure on all other unfunded credit commitments are recorded in other liabilities on the consolidated balance sheets. The Company maintains a reserve for unfunded commitments at a level believed to be sufficient to absorb estimated probable losses related to unfunded credit facilities.
FDIC Indemnification Asset and Clawback Liability
In conjunction with a FDIC assisted transaction of TierOne Bank in 2010, the Company entered into a loss share agreement with the FDIC covering certain single family residential mortgage loans with claim period ending June 2020. The agreement covers a portion of realized losses on loans, foreclosed real estate and certain other assets. The Company has recorded indemnification assets in other assets on the consolidated balance sheets representing estimated future amounts recoverable from the FDIC.
Fair values of loans covered by the loss sharing agreement at the acquisition date were estimated based on projected cash flows available based on the expected probability of default, default timing and loss given default, the expected reimbursement rates (generally 80%) from the FDIC and other relevant terms of the loss sharing agreement. The initial fair value was established by discounting these expected cash flows with a market discount rate for instruments with like maturity and risk characteristics.
102-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
As part of the loss sharing agreement, the Company also assumed a liability ("FDIC Clawback Liability") to be paid within 45 days subsequent to the maturity or termination of the loss sharing agreement that is contingent upon actual losses incurred over the life of the agreement relative to expected losses considered in the consideration paid at acquisition date and the amount of losses reimbursed to the Company under the loss sharing agreement. The liability was recorded at fair value as of the acquisition date. The fair value was based on a discounted cash flow calculation that considered the formula defined in the loss sharing agreement and projected losses. The difference between the fair value at acquisition date and the projected losses is amortized through other noninterest expense. As projected losses and reimbursements are updated, as described above, the FDIC Clawback Liability is adjusted and a gain or loss is recorded in other noninterest expense.
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
Other Repossessed Property
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Income and expenses from operations of repossessed property are included in noninterest expense. Residential real estate loans which were in the process of being foreclosed as of September 30, 2019 and 2018 were approximately $0.6 million and $1.1 million, respectively.
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
No long-lived asset impairments were recognized during the fiscal years ended September 30, 2019, 2018 or 2017.
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
103-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The Company performed its annual goodwill impairment evaluation as of July 1 on the basis of one reporting unit. The Company assessed qualitative factors to determine whether it was more-likely-than-not the fair value of the reporting unit was less than its carrying amount. In evaluating whether it was more-likely-than-not that the fair value of the reporting unit was less than its carrying amount, the Company assessed relevant events and circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance, changes in the composition or carrying amount of assets and liabilities, the market price of the Company's common stock, and other relevant factors. No quantitative assessment was considered necessary.
No goodwill impairment was recognized during the fiscal years ended September 30, 2019, 2018 or 2017.
Core Deposits and Other Intangibles
Intangible assets consist of core deposits, brand intangible, customer relationships, and other intangibles. Core deposits represent the identifiable intangible value assigned to core deposit bases arising from acquired companies. Brand intangible represents the value associated with the Bank charter. Customer relationships intangible represents the identifiable intangible value assigned to customer relationships arising from acquired companies. Other intangibles represent contractual franchise arrangements under which the franchiser grants the franchisee the right to perform certain functions within a designated geographical area. Core deposits and other intangibles are recorded in other assets on the consolidated balance sheets.
The methods and lives used to amortize intangible assets are as follows.

Intangible	Method	Years
Core deposit	Straight-line or effective yield	5 - 10
Brand intangible	Straight-line	15
Customer relationships	Straight-line	8.5
Other intangibles	Straight-line	1.25 - 9.33
Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No intangible asset impairments were recognized during the fiscal years ended September 30, 2019, 2018 or 2017.
Bank Owned Life Insurance
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
Loan Servicing Rights
The loan servicing rights asset recognized as part of the HF Financial acquisition was initially recorded at fair value. These servicing rights have subsequently been accounted for using the lower of cost or fair value method. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income using key assumptions such as prepayment speeds and discount rate. The asset is amortized into mortgage banking income, net on the consolidated statements of income in proportion to and over the period of estimated net servicing income. Loan servicing rights are recorded in other assets on the consolidated balance sheets.
Mortgage banking income and related fees are recognized when earned as the Company services mortgage loans for others. Mortgage banking income also includes gains and losses on sales of mortgage loans to other financial institutions or government agencies which are recognized as each sales transaction occurs.
104-

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
In fiscal year 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employees Share Based Payments Accounting. The Company's consolidated financial statements include a reclassification from additional paid-in capital to provision for income taxes of $0.3 million for the fiscal year ended September 30, 2017.
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
105-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
Revenue Recognition
The Company adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and subsequent related ASUs effective October 1, 2018 using the modified retrospective approach, which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the Company's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.
The majority of the Company's revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within "Note 1. Nature of Operations and Summary of Significant Accounting Policies." Descriptions of the Company's revenue-generating activities that are within the scope of ASC Topic 606, which are presented in the consolidated income statements as components of noninterest income, are as follows:
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
106-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table presents total noninterest income segregated between contracts with customers within the scope of ASC Topic 606 and those within the scope of other GAAP Topics. The following additionally presents revenues from customers that are included within noninterest income.

	Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands)
Noninterest income
Service charges and other fees	$43,893	$51,077	$55,725
Wealth management fees	8,914	9,219	9,118
Other	3,045	6,575	3,308
Noninterest income from contracts with customers within the scope of ASC Topic 606 ¹	55,852	66,871	68,151
Noninterest income within the scope of other GAAP Topics ²	4,880	6,738	(4,937)
Total noninterest income	$60,732	$73,609	$63,214

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

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. For fiscal year 2019, other comprehensive income (loss) consisted of unrealized appreciation (depreciation) on available for sale securities. For fiscal years 2018 and 2017, other comprehensive income (loss) consisted of unrealized appreciation (depreciation) on available for sale securities and the defined benefit pension plan obligation acquired from HF Financial which covered former employees of HF Financial and its wholly-owned subsidiaries.
2. New Accounting Standards
Accounting Standards Adopted in Fiscal Year 2019
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. The Company adopted the standard effective October 1, 2018 on a prospective basis. The adoption did not have a material impact on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which contained amendments that clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the existing implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. ASU 2017-01 amendments provided a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. ASU 2017-01 provided a framework to assist entities in evaluating whether both an input and a substantive process are present. The Company adopted the standard effective October 1, 2018 on a prospective basis. The adoption did not have an impact on the consolidated financial statements.
In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control, which altered how a decision maker needs to consider indirect interests in a variable interest entity held through an entity under common control and simplified that analysis to require consideration of only an entity’s proportionate indirect interest in a VIE held through a common control party. The Company adopted the standard effective October 1, 2018. The adoption did not have an impact on the consolidated financial statements.
107-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Equity Transfers of Assets Other Than Inventory, which addressed improvement in accounting for income tax consequences of intra-equity transfers of assets other than inventory. This update required that an entity recognize the income tax consequences of the intra-equity transfer of an asset other than inventory when the transfer occurs. The update eliminated the exception for an intra-equity transfer for assets other than inventory. The Company adopted the standard effective October 1, 2018 using the modified retrospective transaction approach with no cumulative effect adjustments as a result of implementation. The adoption did not have an impact on the consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addressed eight specific cash flow issues with the objective of reducing the existing diversity in presentations and classification in the statement of cash flows. The eight specific cash flow issues addressed include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The Company adopted the standard effective October 1, 2018 using the retrospective transaction approach. The adoption did not have an impact on the consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, which required equity investments, in general, to be measured at fair value with changes in fair value recognized in earnings. It also eliminated the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, required entities to use the "exit price" notion when measuring fair value, required an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the measurement category and form on the balance sheet or accompanying notes, clarified that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets, and simplified the impairment assessment of equity investments without readily determinable fair values. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10), which clarified certain aspects of the guidance issued in ASU 2016-01. The Company adopted these standards effective October 1, 2018. Disclosure requirements were adopted on a prospective basis and there were no cumulative effect adjustments as a result of implementation. The adoption did not have a material impact on the consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which implemented a more robust framework that clarified the principles for recognizing revenue and gave greater consistency and comparability in revenue recognition practices. In the new framework, revenue is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. The new model requirements include the identification of performance obligations in the contract with customers, a determination of the transaction price and an allocation of the price to those performance obligations. Revenue is recognized when performance obligations are satisfied. In 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20, all of which further clarified the implementation guidance, provided practical expedients and made technical corrections and improvements to Topic 606. The standard, along with subsequent guidance from FASB, listed several items that are specifically out of scope for ASU 2014-09, including but not limited to core interest income, derivative instruments, investments, and loan origination fees. The Company adopted this standard on October 1, 2018 using the modified retrospective method. In addition, the Company prospectively changed the presentation of direct expenses associated with credit and debit card interchange income, which are now netted against interchange income in service charges and other fees in noninterest income on the consolidated statements of income, previously included in data processing and communication expense, and brokerage charges, which are now netted against wealth management fees in noninterest income on the consolidated statements of income, previously included in professional fees. The net quantitative impact of these presentation changes decreased both revenue and expenses by $6.6 million for the fiscal year ended September 30, 2019; however, these presentation changes did not have an impact on net income. Prior period balances have not been restated to reflect these presentation changes. There were no significant cumulative effect adjustments as a result of implementation as the current revenue recognition policies generally conform with the principals in ASC Topic 606. For additional information, see "Note 1. Nature of Operations and Summary of Significant Accounting Policies."
108-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Accounting Standards Not Yet Adopted in Fiscal Year 2019
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes in the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Entities are also allowed to elect to early adopt the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until after their effective date. As ASU 2018-13 only revises disclosure requirements, the Company does not believe this ASU will have a material impact on the consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 is to be applied to all existing hedging relationships on the date of adoption and will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim period, with the effect of adoption reflected as of the beginning of the fiscal year of adoption. The Company adopted this standard beginning October 1, 2019 with no material impact on the consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which addresses timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires institutions to measure all expected credit losses related to financial assets measured at amortized costs with an expected loss model based on historical experience, current conditions and reasonable and supportable forecasts relevant to affect the collectability of the financial assets, which is referred to as the current expected credit loss model. ASU 2016-13 requires enhanced disclosures, including qualitative and quantitative requirements, to help understand significant estimates and judgments used in estimating credit losses, as well as provide additional information about the amounts recorded in the financial statements. In November 2018 and April 2019, the FASB issued ASUs which made technical corrections and improvements to the previous ASU issued (ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments, Credit Losses, and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments). The ASUs require the use of the modified retrospective approach for adoption. These ASUs will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The Company continues to make progress on the implementation plan and expects to complete the User Acceptance Testing phase of the third party vendor software during FQ1 2020. The Company does not expect to early adopt this standard and is currently evaluating the potential impact on the consolidated financial statements; however, since the magnitude of the anticipated change in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize the assets and liabilities arising from leases on the balance sheet and disclosing key information about leasing arrangements. Lessees will be required to recognize an obligation for future lease payments measured on a discounted basis and a related right-of-use asset. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, Revenue from Contracts with Customers. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which made technical corrections and improvements to the previous ASU issued including a modified retrospective transition method that allows entities to apply the standard as of the adoption date. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which allows lessors to exclude sales tax from consideration of the contract through a policy election and clarifies treatment of certain lessor costs and variable payments for contracts with lease and nonlease components. The Company adopted this guidance beginning October 1, 2019 using the modified retrospective transition method and all practical expedients available other than the use of hindsight with respect to determining the lease term and assessing impairment of its right-of-use assets. As of the date of adoption, the Company's right-of-use assets and lease liabilities recorded on the consolidated balance sheets were $19.9 million and $20.9 million, respectively. The effect on retained earnings was immaterial.
109-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
3. Restrictions on Cash and Cash Equivalents
The Company is required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of transactional deposits. The total requirement was approximately $51.2 million and $53.7 million at September 30, 2019 and 2018, respectively.
4. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2019
U.S. Treasury securities	$94,178	$599	$(32)	$94,745
Mortgage-backed securities:
Government National Mortgage Association	501,139	3,374	(3,027)	501,486
Federal Home Loan Mortgage Corporation	463,974	8,840	(770)	472,044
Federal National Mortgage Association	322,340	5,409	(398)	327,351
Small Business Assistance Program	316,502	3,674	(154)	320,022
States and political subdivision securities	66,145	494	(116)	66,523
Other	1,006	31	—	1,037
Total	$1,765,284	$22,421	$(4,497)	$1,783,208

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2018
U.S. Treasury securities	$168,394	$—	$(1,222)	$167,172
Mortgage-backed securities:
Government National Mortgage Association	442,458	35	(16,335)	426,158
Federal Home Loan Mortgage Corporation	297,380	—	(7,055)	290,325
Federal National Mortgage Association	188,192	—	(6,081)	182,111
Small Business Assistance Program	260,458	—	(9,345)	251,113
States and political subdivision securities	69,566	4	(1,795)	67,775
Other	1,006	—	(10)	996
Total	$1,427,454	$39	$(41,843)	$1,385,650
The amortized cost and approximate fair value of debt securities available for sale as of September 30, 2019 and 2018, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalty.

	September 30, 2019		September 30, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$58,377	$58,343	$111,842	$111,221
Due after one year through five years	89,836	90,601	114,920	113,069
Due after five years through ten years	12,110	12,324	11,076	10,535
Due after ten years	—	—	122	122
	160,323	161,268	237,960	234,947
Mortgage-backed securities	1,603,955	1,620,903	1,188,488	1,149,707
Securities without contractual maturities	1,006	1,037	1,006	996
Total	$1,765,284	$1,783,208	$1,427,454	$1,385,650
110-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Proceeds from sales of securities available for sale were $175.0 million, $25.0 million and $5.1 million for the fiscal years ended September 30, 2019, 2018 and 2017 respectively. Gross gains (pre-tax) of $0.3 million, $0.0 million and $0.1 million were realized on the sales for the fiscal years ended September 30, 2019, 2018 and 2017, respectively, using the specific identification method. Gross losses (pre-tax) were $0.5 million, $0.0 million and $0.0 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively, using the specific identification method. The Company recognized no other-than-temporary impairment for the fiscal years ended September 30, 2019, 2018 and 2017.
Securities with an estimated fair value of approximately $863.9 million and $787.4 million at September 30, 2019 and 2018, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 36% and 98% of the Company’s investment portfolio at September 30, 2019 and 2018, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more-likely-than-not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired at September 30, 2019 or 2018.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2019
U.S. Treasury securities	$—	$—	$44,729	$(32)	$44,729	$(32)
Mortgage-backed securities	94,612	(205)	474,979	(4,144)	569,591	(4,349)
States and political subdivision securities	—	—	23,693	(116)	23,693	(116)
Other	—	—	—	—	—	—
Total	$94,612	$(205)	$543,401	$(4,292)	$638,013	$(4,497)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2018
U.S. Treasury securities	$167,172	$(1,222)	$—	$—	$167,172	$(1,222)
Mortgage-backed securities	416,677	(8,427)	709,387	(30,389)	1,126,064	(38,816)
States and political subdivision securities	23,534	(250)	42,282	(1,545)	65,816	(1,795)
Other	996	(10)	—	—	996	(10)
Total	$608,379	$(9,909)	$751,669	$(31,934)	$1,360,048	$(41,843)
As of September 30, 2019 and 2018, the Company had 169 and 390 securities, respectively, in an unrealized loss position.
111-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
5. Loans
The following table presents the composition of net loans as of September 30, 2019 and 2018.

	September 30,
	2019	2018
	(dollars in thousands)
Commercial real estate	$5,092,410	$4,629,330
Agriculture	2,008,644	2,182,688
Commercial non-real estate	1,719,956	1,699,987
Residential real estate	812,208	837,569
Consumer	51,925	49,689
Other	47,541	46,487
Ending balance	9,732,684	9,445,750
Less: Unamortized discount on acquired loans	(13,655)	(18,283)
Unearned net deferred fees and costs and loans in process	(12,266)	(11,543)
Total	$9,706,763	$9,415,924
The loan segments above include loans covered by a FDIC loss sharing agreement totaling $31.9 million and $42.6 million as of September 30, 2019 and 2018, respectively, residential real estate loans held for sale totaling $7.4 million and $5.5 million at September 30, 2019 and 2018, respectively, and $813.0 million and $865.4 million of loans accounted for at fair value as of September 30, 2019 and 2018, respectively.
Unearned net deferred fees and costs totaled $13.9 million and $13.0 million as of September 30, 2019 and 2018, respectively. Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $(1.6) million and $(1.5) million as of September 30, 2019 and 2018, respectively.
Loans guaranteed by agencies of the U.S. government totaled $154.2 million and $168.6 million at September 30, 2019 and 2018, respectively.
Principal balances of residential real estate loans sold totaled $288.1 million and $266.5 million for the fiscal years ended September 30, 2019 and 2018, respectively.
Nonaccrual
The following table presents the Company’s nonaccrual loans at September 30, 2019 and 2018, excluding ASC 310-30 loans. Loans greater than 90 days past due and still accruing interest as of September 30, 2019 and 2018 were $11.2 million and $0.2 million, respectively.

	September 30,
	2019	2018
Nonaccrual loans	(dollars in thousands)
Commercial real estate	$14,973	$22,871
Agriculture	77,880	107,198
Commercial non-real estate	9,502	6,887
Residential real estate	2,661	3,549
Consumer	74	61
Total	$105,090	$140,566
112-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Credit Quality Information
The following table presents the composition of the loan portfolio by internally assigned grade as of September 30, 2019 and 2018. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $813.0 million for September 30, 2019 and $865.4 million for September 30, 2018.

As of September 30, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate ¹	Consumer ¹	Other	Total
Credit Risk Profile by Internally Assigned Grade	(dollars in thousands)
Grade:
Pass	$4,433,530	$1,346,436	$1,424,357	$763,797	$50,796	$47,541	$8,066,457
Watchlist	85,256	179,965	103,514	6,297	755	—	375,787
Substandard	54,242	322,327	42,048	6,863	205	—	425,685
Doubtful	56	5,811	296	55	2	—	6,220
Loss	—	—	—	—	—	—	—
Ending balance	4,573,084	1,854,539	1,570,215	777,012	51,758	47,541	8,874,149
Loans covered by a FDIC loss sharing agreement	—	—	—	31,891	—	—	31,891
Total	$4,573,084	$1,854,539	$1,570,215	$808,903	$51,758	$47,541	$8,906,040

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

Past Due Loans
The following table presents the Company’s past due loans at September 30, 2019 and 2018. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $813.0 million for September 30, 2019 and $865.4 million for September 30, 2018.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
As of September 30, 2019	(dollars in thousands)
Commercial real estate	$3,587	$570	$2,475	$6,632	$4,566,452	$4,573,084
Agriculture	13,411	1,267	33,089	47,767	1,806,772	1,854,539
Commercial non-real estate	3,932	120	4,424	8,476	1,561,739	1,570,215
Residential real estate	311	676	939	1,926	775,086	777,012
Consumer	61	110	7	178	51,580	51,758
Other	—	—	—	—	47,541	47,541
Ending balance	21,302	2,743	40,934	64,979	8,809,170	8,874,149
Loans covered by a FDIC loss sharing agreement	536	410	331	1,277	30,614	31,891
Total	$21,838	$3,153	$41,265	$66,256	$8,839,784	$8,906,040

113-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
As of September 30, 2018	(dollars in thousands)
Commercial real estate	$920	$551	$9,135	$10,606	$4,192,135	$4,202,741
Agriculture	1,243	2,042	51,579	54,864	1,932,026	1,986,890
Commercial non-real estate	551	16	4,068	4,635	1,438,680	1,443,315
Residential real estate	913	200	1,747	2,860	787,701	790,561
Consumer	83	47	1	131	49,329	49,460
Other	—	—	—	—	46,487	46,487
Ending balance	3,710	2,856	66,530	73,096	8,446,358	8,519,454
Loans covered by a FDIC loss sharing agreement	30	233	471	734	41,893	42,627
Total	$3,740	$3,089	$67,001	$73,830	$8,488,251	$8,562,081
Impaired Loans
The following table presents the Company’s impaired loans. This table excludes purchased credit impaired loans and loans measured at fair value with changes in fair value reported in earnings of $813.0 million for September 30, 2019 and $865.4 million for September 30, 2018.

	September 30, 2019			September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans:	(dollars in thousands)
With an allowance recorded:
Commercial real estate	$26,003	$26,297	$4,159	$25,136	$25,223	$3,668
Agriculture	98,392	104,350	8,234	60,053	76,874	9,590
Commercial non-real estate	21,331	21,777	6,062	14,177	17,241	4,508
Residential real estate	3,829	4,311	1,795	4,509	5,153	2,210
Consumer	207	214	97	160	165	61
Total impaired loans with an allowance recorded	149,762	156,949	20,347	104,035	124,656	20,037
With no allowance recorded:
Commercial real estate	28,272	66,631	—	15,764	58,141	—
Agriculture	231,087	255,308	—	77,172	80,355	—
Commercial non-real estate	21,579	31,414	—	8,905	18,047	—
Residential real estate	3,290	5,454	—	2,177	4,574	—
Consumer	1	108	—	1	118	—
Total impaired loans with no allowance recorded	284,229	358,915	—	104,019	161,235	—
Total impaired loans	$433,991	$515,864	$20,347	$208,054	$285,891	$20,037
The following table presents the average recorded investment on impaired loans and interest income recognized on impaired loans for the fiscal years ended September 30, 2019, 2018 and 2017.

	Fiscal Years Ended September 30,
	2019		2018		2017
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(dollars in thousands)
Commercial real estate	$42,374	$2,339	$54,434	$2,815	$42,347	$2,163
Agriculture	223,146	13,093	127,483	4,767	131,026	5,503
Commercial non-real estate	28,196	1,791	28,938	1,405	41,489	1,485
Residential real estate	6,889	410	7,156	452	8,900	453
Consumer	231	20	219	14	369	47
Total	$300,836	$17,653	$218,230	$9,453	$224,131	$9,651
Valuation adjustments made to repossessed properties for the fiscal years ended September 30, 2019 and 2018, totaled $2.3 million and $1.6 million, respectively. The adjustments are included in net loss on repossessed property and other related expenses in noninterest expense.
114-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are TDRs that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan and lease losses for TDRs were $10.3 million and $9.2 million at September 30, 2019 and 2018, respectively. There were $0.2 million of commitments to lend additional funds to borrowers whose loans were modified in a TDR as of September 30, 2019 and $0.3 million commitments to lend additional funds to borrowers whose loans were modified in a TDR as of September 30, 2018.
The following table presents the recorded value of the Company’s TDR balances as of September 30, 2019 and 2018.

	September 30, 2019		September 30, 2018
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Commercial real estate	$17,145	$904	$2,649	$2,616
Agriculture	22,929	24,762	13,248	73,741
Commercial non-real estate	4,398	4,257	3,420	656
Residential real estate	263	102	389	143
Consumer	107	48	77	—
Total	$44,842	$30,073	$19,783	$77,156
TDRs are generally restructured through either a rate modification, term extension, payment modification or due to a bankruptcy. The following table presents a summary of all accruing loans restructured in TDRs during the fiscal years ended September 30, 2019, 2018 and 2017.

	September 30, 2019			September 30, 2018			September 30, 2017
		Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Commercial real estate	2	$15,466	$15,466	1	$2,041	$2,041	2	$3,726	$3,726
Agriculture	16	11,537	11,537	5	10,753	10,753	13	18,902	18,902
Commercial non-real estate	2	1,445	1,445	—	—	—	9	2,044	2,044
Residential real estate	—	—	—	—	—	—	1	9	9
Consumer	2	188	188	1	73	73	1	8	8
Total accruing	22	$28,636	$28,636	7	$12,867	$12,867	26	$24,689	$24,689
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—
The following table presents a summary of all nonaccruing loans restructured in TDRs during the fiscal years ended September 30, 2019, 2018 and 2017.

	September 30, 2019			September 30, 2018			September 30, 2017
		Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Commercial real estate	1	$882	$882	—	$—	$—	—	$—	$—
Agriculture	9	5,802	5,802	9	9,990	9,990	18	20,197	20,197
Commercial non-real estate	2	3,699	3,699	—	—	—	3	3,788	3,788
Residential real estate	—	—	—	—	—	—	2	133	133
Consumer	—	—	—	—	—	—	3	21	21
Total nonaccruing	12	$10,383	$10,383	9	$9,990	$9,990	26	$24,139	$24,139
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—
115-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default for the fiscal years ended September 30, 2019, 2018 and 2017.

	Fiscal Years Ended September 30,
	2019		2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate	—	$—	—	$—	—	$—
Agriculture	—	—	1	366	2	8,383
Commercial non-real estate	—	—	—	—	1	—
Residential real estate	—	—	—	—	—	—
Consumer	1	—	—	—	—	—
Total	1	$—	1	$366	3	$8,383
For purposes of the table above, a loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. There were $0.0 million, $0.8 million and $5.5 million as of September 30, 2019, 2018 and 2017, respectively, of loans removed from TDR status as they were restructured at market terms and are performing.
6. Allowance for Loan and Lease Losses
The following tables present the Company’s allowance for loan and lease losses roll forward for the fiscal years ended September 30, 2019, 2018 and 2017.

Fiscal Year Ended September 30, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance, October 1, 2018	$16,777	$28,121	$13,610	$4,749	$257	$1,026	$64,540
Charge-offs	(1,511)	(24,847)	(7,895)	(998)	(452)	(1,358)	(37,061)
Recoveries	567	385	392	468	174	362	2,348
Provision	1,514	27,160	11,431	(56)	448	1,009	41,506
(Improvement) impairment of ASC 310-30 loans	(520)	—	29	(68)	—	—	(559)
Ending balance, September 30, 2019	$16,827	$30,819	$17,567	$4,095	$427	$1,039	$70,774

Fiscal Year Ended September 30, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance, October 1, 2017	$16,941	$25,757	$14,114	$5,347	$329	$1,015	$63,503
Charge-offs	(3,925)	(9,473)	(3,813)	(569)	(192)	(1,932)	(19,904)
Recoveries	533	332	994	337	141	618	2,955
Provision	3,231	11,355	2,315	(451)	(21)	1,325	17,754
(Improvement) impairment of ASC 310-30 loans	(3)	150	—	85	—	—	232
Ending balance, September 30, 2018	$16,777	$28,121	$13,610	$4,749	$257	$1,026	$64,540

Fiscal Year Ended September 30, 2017	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance, October 1, 2016	$17,946	$25,115	$12,990	$7,106	$438	$1,047	$64,642
Charge-offs	(2,043)	(7,853)	(12,576)	(809)	(196)	(2,403)	(25,880)
Recoveries	485	415	652	507	102	1,041	3,202
Provision	643	7,965	13,048	(761)	(15)	1,330	22,210
(Improvement) impairment of ASC 310-30 loans	(90)	115	—	(696)	—	—	(671)
Ending balance, September 30, 2017	$16,941	$25,757	$14,114	$5,347	$329	$1,015	$63,503
116-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance as of September 30, 2019 and 2018. These tables are presented net of unamortized discount on acquired loans and excludes loans of $813.0 million measured at fair value, loans held for sale of $7.4 million, and guaranteed loans of $145.9 million for September 30, 2019; and loans measured at fair value of $865.4 million, loans held for sale of $5.5 million, and guaranteed loans of $160.3 million for September 30, 2018.

As of September 30, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$4,159	$8,234	$6,062	$1,795	$97	$—	$20,347
Collectively evaluated for impairment	12,509	22,320	11,476	2,188	330	1,039	49,862
ASC 310-30 loans	159	265	29	112	—	—	565
Total allowance	$16,827	$30,819	$17,567	$4,095	$427	$1,039	$70,774
Financing Receivables
Individually evaluated for impairment	$54,275	$329,479	$42,910	$7,119	$208	$—	$433,991
Collectively evaluated for impairment	4,418,611	1,501,164	1,480,949	763,645	51,112	47,541	8,263,022
ASC 310-30 loans	22,124	2,756	221	30,280	438	—	55,819
Loans Outstanding	$4,495,010	$1,833,399	$1,524,080	$801,044	$51,758	$47,541	$8,752,832

As of September 30, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,668	$9,590	$4,508	$2,210	$61	$—	$20,037
Collectively evaluated for impairment	12,430	18,266	9,102	2,277	196	1,026	43,297
ASC 310-30 loans	679	265	—	262	—	—	1,206
Total allowance	$16,777	$28,121	$13,610	$4,749	$257	$1,026	$64,540
Financing Receivables
Individually evaluated for impairment	$40,900	$137,225	$23,082	$6,686	$161	$—	$208,054
Collectively evaluated for impairment	4,053,712	1,823,947	1,364,511	780,047	48,711	46,487	8,117,415
ASC 310-30 loans	27,001	2,815	416	40,025	588	—	70,845
Loans Outstanding	$4,121,613	$1,963,987	$1,388,009	$826,758	$49,460	$46,487	$8,396,314
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
The ALLL for ASC 310-30 loans totaled $0.6 million at September 30, 2019, compared to $1.2 million at September 30, 2018. During fiscal year 2019, loan pools accounted for under ASC 310-30 had a net reversal of provision of $0.6 million, a net provision of $0.2 million for fiscal year 2018 and a net provision reversal of $0.7 million for fiscal year 2017.
The reserve for unfunded loan commitments was $0.5 million at both September 30, 2019 and 2018 and is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
117-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
7. Accounting for Certain Loans Acquired with Deteriorated Credit Quality
In June 2010 and May 2016, the Company acquired certain loans in the TierOne Bank and HF Financial transactions, respectively, that had deteriorated credit quality known as ASC 310-30 loans, or purchased credit impaired loans. Several factors were considered when evaluating whether a loan was considered a purchased credit impaired loan, including delinquency status of the loan, updated borrower credit status, geographic information, and updated loan-to-values. Further, these purchased credit impaired loans had differences between contractual amounts owed and cash flows expected to be collected, that were at least in part, due to credit quality. U.S. GAAP allows purchasers to aggregate purchased credit impaired loans acquired in the same fiscal quarter in one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
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
The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the fiscal years ended September 30, 2019, 2018 and 2017.

	Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands)
Balance, beginning of period	$34,973	$44,131	$38,124
Accretion	(9,202)	(13,193)	(13,847)
Reclassification from nonaccretable difference	276	4,035	19,854
Balance, end of period	$26,047	$34,973	$44,131
The reclassifications from nonaccretable difference noted in the table above represent instances where specific pools of loans are expected to perform better over the remaining lives of the loans than expected at the prior re-assessment date.
The following table provides purchased impaired loans at September 30, 2019 and 2018.

	September 30, 2019			September 30, 2018
	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³
	(dollars in thousands)
Commercial real estate	$90,295	$22,124	$21,965	$100,761	$27,001	$26,322
Agriculture	4,462	2,756	2,491	4,841	2,815	2,551
Commercial non-real estate	7,190	221	192	7,475	416	416
Residential real estate	35,413	30,280	30,168	46,646	40,025	39,763
Consumer	493	438	438	656	588	588
Total lending	$137,853	$55,819	$55,254	$160,379	$70,845	$69,640

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
118-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table represents a summary of the activity related to the FDIC indemnification asset for the fiscal years ended September 30, 2019, 2018 and 2017.

	Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands)
Balance, beginning of period	$2,502	$5,704	$10,777
Amortization	(1,386)	(2,778)	(4,748)
Changes in expected reimbursements from FDIC for changes in expected credit losses	(10)	(122)	(45)
Changes in reimbursable expenses	(41)	(1,072)	(986)
Payments of covered losses to the FDIC	14	770	706
Balance, end of period	$1,079	$2,502	$5,704
The loss claims filed are subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreement which ends June 4, 2020.
9. Premises and Equipment
The following table presents the major classes of premises and equipment and the total amount of accumulated depreciation as of September 30, 2019 and 2018.

	September 30,
	2019	2018
	(dollars in thousands)
Land	$31,107	$25,598
Buildings and building improvements	95,778	85,960
Furniture and equipment	26,688	27,490
Construction in progress	3,619	7,732
Total	157,192	146,780
Accumulated depreciation	(36,547)	(32,941)
Premise and equipment, net	$120,645	$113,839
Depreciation expense was $7.6 million, $7.5 million and $7.6 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.
Included in the premises and equipment is $2.8 million and $1.1 million of property held for sale as of September 30, 2019 and 2018, respectively. The Company measures assets held for sale at the lower of carrying amount or estimated fair value. There were no impairment charges recognized as of September 30, 2019 and 2018.
10. Derivative Financial Instruments
The Company uses interest rate swaps to manage its interest rate risk and market risk in accommodating the needs of its customers. The Company recognizes all derivatives on the consolidated balance sheet at fair value in either other assets or accrued expenses and other liabilities as appropriate. The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by the Company as of September 30, 2019 and 2018.

	September 30, 2019			September 30, 2018
	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps
Financial institution counterparties	$1,259,765	$35	$(38,755)	$1,082,630	$22,696	$(2,231)
Customer counterparties	499,643	48,652	—	217,066	1,533	(2,160)
Interest rate caps
Financial institution counterparties	100	2	—	—	—	—
Customer counterparties	100	—	(2)	—	—	—
Risk participation agreements	56,833	—	(58)	37,351	—	(444)
Mortgage loan commitments	56,665	—	(11)	22,195	—	(28)
Mortgage loan forward sale contracts	61,872	11	—	27,408	28	—
Total	$1,934,978	$48,700	$(38,826)	$1,386,650	$24,257	$(4,863)
119-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
The following tables provide information on the Company's netting adjustments as of September 30, 2019 and 2018.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
As of September 30, 2019
Total Derivative Assets	$48,700	$(2,445)	$12,279	$58,534
Total Derivative Liabilities ¹	$(38,826)	$2,445	$36,368	$(13)

[1] There was an additional $18.3 million of collateral held for initial margin with a Futures Clearing Merchant for clearing derivatives at September 30, 2019 and is included in other assets in the consolidated balance sheets.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
As of September 30, 2018
Total Derivative Assets	$24,257	$(2,231)	$(20,115)	$1,911
Total Derivative Liabilities ¹	$(4,863)	$2,231	$—	$(2,632)

[1] There was an additional $6.2 million of collateral held for initial margin with a Futures Clearing Merchant for clearing derivatives at September 30, 2018 and is included in other assets in the consolidated balance sheets.

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
Beginning in the second quarter of fiscal year 2018, the Company entered into RPAs with some of its derivative counterparties to assume the credit exposure related to interest rate derivative contracts. The Company's loan customer enters into an interest rate swap directly with a derivative counterparty and the Company agrees through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $56.8 million and $37.4 million as of September 30, 2019 and 2018, respectively. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be $0.1 million and $0.4 million at September 30, 2019 and 2018, respectively, based on the fair value of the underlying swaps.
The effect of derivatives on the consolidated statements of income for the fiscal years ended September 30, 2019, 2018 and 2017 was as follows.

		Amount of (Loss) Gain Recognized in Consolidated Statements of Income
		Fiscal Years Ended September 30,
Derivatives not designated as hedging instruments:	Location of (Loss) Gain Recognized in Consolidated Statements of Income	2019	2018	2017
		(dollars in thousands)
Interest rate swaps and other derivatives	Net realized and unrealized (loss) gain on derivatives	$(63,444)	$44,596	$49,900
Mortgage loan commitments	Net realized and unrealized (loss) gain on derivatives	17	(28)	(48)
Mortgage loan forward sale contracts	Net realized and unrealized (loss) gain on derivatives	(17)	28	48

120-

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
Long-term loans for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $34.2 million at September 30, 2019 and a net unfavorable difference of approximately $34.8 million at September 30, 2018. The total unpaid principal balance of these long-term loans was approximately $778.8 million and $900.2 million at September 30, 2019 and 2018, respectively. The fair value of these loans is included in total loans in the consolidated balance sheets and are grouped with commercial real estate, agricultural and commercial non-real estate loans in Note 5. As of September 30, 2019 and 2018, there were loans with a fair value of $16.5 million and $30.9 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $17.8 million and $34.7 million, respectively.
Changes in fair value for items for which the fair value option has been elected were an increase in fair value of $61.4 million for the fiscal year ended September 30, 2019 and decreases in fair value of $45.4 million and $65.2 million for the fiscal years ended September 30, 2018 and 2017, respectively. These changes in fair value are reported in noninterest income (loss) within the consolidated statements of income.
For long-term loans at September 30, 2019, 2018 and 2017, approximately $7.7 million, $0.2 million and $0.9 million, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
12. Goodwill
The Company's carrying amount of goodwill was $739.0 million for the fiscal years ended September 30, 2019 and 2018, respectively. The Company conducts a goodwill impairment test at least annually, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value below its carrying amount. See "Note 1. Nature of Operations and Summary of Significant Accounting Policies," for additional information regarding the Company's goodwill accounting policy. For the fiscal years ended September 30, 2019, 2018 and 2017, the Company did not recognize any impairment related to goodwill.
13. Core Deposits and Other Intangibles
The following table presents a summary of intangible assets subject to amortization as of September 30, 2019 and 2018.

	Core Deposit Intangible	Brand Intangible	Other Intangible	Total
	(dollars in thousands)
As of September 30, 2019
Gross carrying amount	$7,339	$8,464	$538	$16,341
Accumulated amortization	(3,518)	(6,392)	(257)	(10,167)
Net intangible assets	$3,821	$2,072	$281	$6,174

As of September 30, 2018
Gross carrying amount	$7,339	$8,464	$538	$16,341
Accumulated amortization	(2,610)	(5,828)	(191)	(8,629)
Net intangible assets	$4,729	$2,636	$347	$7,712
Amortization expense of intangible assets was $1.5 million, $1.7 million and $2.4 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.
121-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Fiscal year	Amount
(dollars in thousands)
2020	$1,430
2021	1,334
2022	1,249
2023	967
2024	498
2025 and thereafter	696
Total	$6,174

14. Deposits
The following table presents the composition of deposits as of September 30, 2019 and 2018.

	September 30,
	2019	2018
	(dollars in thousands)
Noninterest-bearing demand	$1,956,025	$1,842,704
Interest-bearing demand	6,248,638	6,043,717
Time deposits, greater than $250,000	493,530	383,868
Time deposits, less than or equal to $250,000	1,602,146	1,463,210
Total	$10,300,339	$9,733,499
At September 30, 2019 and 2018, the Company had $706.5 million and $600.2 million, respectively, in brokered deposits. As a result of the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, most reciprocal deposits are no longer treated as brokered deposits and are now included with core commercial deposits.
At September 30, 2019, the following table presents the scheduled maturities of time deposits in subsequent fiscal years. Accounts with no stated maturity date are included in 2020.

Fiscal year	Amount
(dollars in thousands)
2020	$1,746,896
2021	250,248
2022	60,337
2023	26,858
2024	11,026
2025 and thereafter	311
Total	$2,095,676

15. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $94.7 million and $109.9 million and fair value of approximately $94.4 million and $104.6 million at September 30, 2019 and 2018, respectively. In most cases, in alignment with the repurchase agreements in place with customers, the Company over-collateralizes the repurchase agreements at 102% of total funds borrowed to protect the purchaser from changes in market value.  Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered.
122-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at September 30, 2019 and 2018.

	September 30, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$68,992	$—	$—	$—	$68,992
Total repurchase agreements	$68,992	$—	$—	$—	$68,992

	September 30, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$90,907	$—	$—	$—	$90,907
Total repurchase agreements	$90,907	$—	$—	$—	$90,907

16. FHLB Advances and Other Borrowings
The following table presents the FHLB advances and other borrowings consist of the following at September 30, 2019 and 2018.

	September 30,
	2019	2018
	(dollars in thousands)
Short-term borrowings:
FHLB fed funds advance, interest rate of 2.09%, matured in October 2019	$15,000	$100,000
Long-term borrowings:
Notes payable to FHLB, interest rates from 2.36% to 3.66% and maturity dates from March 2021 to September 2024, collateralized by real estate loans, with various call dates at the option of the FHLB	325,000	175,000
Total FHLB advances and other borrowings	$340,000	$275,000
As of September 30, 2019 and 2018, the Company had a borrowing capacity of $1.44 billion and $1.59 billion, respectively, with the FRB Discount Window. Principal balances of loans pledged to FRB Discount Window to collateralize the borrowing totaled $1.72 billion at September 30, 2019 and $1.89 billion at September 30, 2018. The Company has secured this line for contingency funding.
As of September 30, 2019 and 2018, based its collateral pledged, the additional borrowing capacity of the Company with the FHLB was $1.80 billion and $1.82 billion, respectively.
Principal balances of loans pledged to the FHLB to collateralize notes payable totaled $4.20 billion and $3.95 billion at September 30, 2019 and 2018, respectively. The Company purchased letters of credit from the FHLB to pledge as collateral on public deposits. The amount outstanding was $170.0 million and $150.0 million at September 30, 2019 and 2018, respectively. The Company had additional letters of credit from the FHLB of $14.9 million and $16.4 million at September 30, 2019 and 2018, respectively, for other purposes.
123-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
As of September 30, 2019, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows.

Fiscal year	Amount
(dollars in thousands)
2020	$15,000
2021	120,000
2022	60,000
2023	85,000
2024	60,000
2025 and thereafter	—
Total	$340,000

17. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has seven trusts which were created or assumed as part of prior acquisitions that as of September 30, 2019 have issued Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities"). These trusts are described herein.
The sole assets of the trusts are junior subordinated deferrable interest debentures ("Debentures") issued by the Company, or assumed as part of the HF Financial and Sunstate Bank acquisitions, with interest, maturity, and distribution provisions similar in term to the respective Preferred Securities. Additionally, to the extent interest payments are deferred on the Debentures, payment on the Preferred Securities will be deferred for the same period.
The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes the Debentures qualify as elements of capital. As of September 30, 2019 and 2018, $73.7 million and $73.6 million, respectively, of Debentures, net of fair value adjustment, were eligible for treatment as Tier 1 capital.
The Company caused to be issued 22,400 shares, $1,000 par value, of Preferred Securities of Great Western Statutory Trust IV on December 17, 2003, through a private placement. The distribution rate is set quarterly at three month LIBOR plus 285 basis points. Interest Payment Dates are March 17, June 17, September 17 and December 17 of each year, beginning March 17, 2004 and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid distributions must be paid. The Debentures will be redeemed 30 years from the issuance date; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures in whole, but not in part, at the Special Redemption Date, at a premium as defined by the Indenture if a "Special Event" occurs prior to December 17, 2008. A "Special Event" means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after December 17, 2008, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid distributions to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock. Proceeds from the issue were used for general corporate purposes.
124-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The Company caused to be issued 30,000 shares, $1,000 par value, of Preferred Securities of GWB Capital Trust VI on March 10, 2006, through a private placement. The distribution rate is set quarterly at three month LIBOR plus 148 basis points. Interest Payment dates are December 15, March 15, June 15, and September 15 of each year, beginning June 15, 2006, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed March 15, 2036; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures in whole, but not in part, at any Interest Payment Date, at a premium as defined by the Indenture if a "Special Event" occurs prior to March 15, 2007. A "Special Event" means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after March 15, 2011, subject to the Company receiving approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock. Proceeds from the issue were used for general corporate purposes including redemption of the 9.75% Preferred Securities of GWB Capital Trust II.
The Company acquired the Sunstate Bancshares Trust II in the acquisition of Sunstate Bank. Sunstate Bancshares caused to be issued 2,000 shares, $1,000 par value, of Preferred Securities of Sunstate Bancshares Trust II on June 1, 2005, through a private placement. The distribution rate is set quarterly at three month LIBOR plus 185 basis points. Interest Payment dates are March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2005, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed June 15, 2035; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures, in whole or in part, at any time, within 90 days following the occurrence of a Special Event, at a premium as defined by the Indenture if a "Special Event" occurs prior to June 15, 2010. A "Special Event" means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after June 15, 2010, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.
The Company acquired the HFB Trust III in the acquisition of HF Financial. HF Financial Corp. caused to be issued 5,000 shares, $1,000 par value, of Preferred Securities of HFB Trust III on December 19, 2002, through a private placement. The distribution rate is set quarterly at three month LIBOR plus 335 basis points. Interest Payment dates are January 7, April 7, July 7, and October 7 of each year, beginning April 7, 2003, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed January 7, 2033; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures, in whole or in part, at any time, within 90 days following the occurrence of a Special Event, at a premium as defined by the Indenture if a "Special Event" occurs prior to January 7, 2008. A "Special Event" means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after January 7, 2008, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.
125-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The Company acquired the HFB Trust IV in the acquisition of HF Financial. HF Financial Corp. caused to be issued 7,000 shares, $1,000 par value, of Preferred Securities of HFB Trust IV on September 25, 2003, through a private placement. The distribution rate is set quarterly at three month LIBOR plus 310 basis points. Interest Payment dates are January 8, April 8, July 8, and October 8 of each year, beginning January 8, 2004, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed October 8, 2033; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures in whole or in part, at any time, within 90 days following the occurrence of a Special Event, at a premium as defined by the Indenture if a "Special Event" occurs prior to October 8, 2008. A "Special Event" means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after October 8, 2008, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.
The Company acquired the HFB Trust V in the acquisition of HF Financial. HF Financial Corp. caused to be issued 10,000 shares, $1,000 par value, of Preferred Securities of HFB Trust V on December 7, 2006, through a private placement. The distribution rate is set quarterly at three month LIBOR plus 183 basis points. Interest Payment dates are March 1, June 1, September 1, and December 1 of each year, beginning March 1, 2007, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed March 1, 2037; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures, in whole or in part, at any time, within 90 days following the occurrence of a Special Event, at a premium as defined by the Indenture if a "Special Event" occurs prior to March 1, 2012. A "Special Event" means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after March 1, 2012, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock. In the first quarter of fiscal year 2017, the Company redeemed 5,000 shares of HF Trust V Debentures under the first Supplemental Indenture dated May 13, 2016.
The Company acquired the HFB Trust VI in the acquisition of HF Financial. HF Financial Corp. caused to be issued 2,000 shares, $1,000 par value, of Preferred Securities of HFB Trust VI on July 5, 2007, through a private placement. The distribution rate is set quarterly at three month LIBOR plus 165 basis points. Interest Payment dates are January 1, April 1, July 1, and October 1 of each year, beginning October 1, 2007, and are payable in arrears. The Company may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed October 1, 2037; however, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures, in whole or in part, at any time, within 90 days following the occurrence of a "Special Event", at a premium as defined by the Indenture if a "Special Event" occurs prior to October 1, 2012. A "Special Event" means any Capital Treatment Event, an Investment Company Event, or a Tax Event. On or after October 1, 2012, subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.
Relating to the trusts, the Company held as assets $2.5 million in common shares at September 30, 2019 and 2018, which are included in other assets on the consolidated balance sheets.
126-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under Capital Rules in effect at September 30, 2019, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, which commenced February 15, 2016 until August 15, 2020, or the date of earlier redemption, and then from August 15, 2020 to the stated maturity date or earlier redemption, the notes will bear interest at a rate per annum equal to three month LIBOR for the related interest period plus 3.15, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. Unamortized debt issuance costs related to these notes, which are included in Subordinated Debentures and Subordinated Notes Payable, totaled $0.1 million at both September 30, 2019 and 2018. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.
The following table presents the subordinated debentures and subordinated notes payable at September 30, 2019 and 2018.

	September 30, 2019		September 30, 2018
	Amount Outstanding	Common Shares Held in Other Assets	Amount Outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to non-consolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	5,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	75,920	$2,520
Less: fair value adjustment ¹	(2,223)		(2,317)
Total junior subordinated debentures payable, net of fair value adjustment	73,697		73,603
Subordinated notes payable
Fixed to floating rate, 4.875% per annum	35,000		35,000
Less: unamortized debt issuance costs	(61)		(135)
Total subordinated notes payable	34,939		34,865
Total subordinated debentures and subordinated notes payable	$108,636		$108,468

[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.
127-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
18. Income Taxes
The provision for income taxes charged to operations consists of the following for the fiscal years ended September 30, 2019, 2018 and 2017.

	Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands)
Currently paid or payable
Federal	$30,779	$42,261	$56,171
State	9,327	10,556	10,639
Total	40,106	52,817	66,810
Deferred tax expense
Federal	7,507	20,205	2,477
State	617	1,097	154
Total	8,124	21,302	2,631
Total provision for income taxes	$48,230	$74,119	$69,441
The income tax provision differs from the amount of income tax determined by applying a U.S. federal income tax rate of 21.0% for fiscal year 2019, a blended U.S. federal income tax rate of 24.5% for fiscal year 2018 and a U.S. federal income tax rate of 35.0% for fiscal year 2017 to pretax income due to the following.

	Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands)
Income tax expense computed at the statutory rate	$45,275	$56,915	$74,979
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	7,855	8,795	7,015
Tax exempt interest income	(5,193)	(5,778)	(7,973)
Tax benefit of stock-based compensation plans	(91)	(424)	(2,153)
Impact of enacted federal income tax rate reduction	—	13,709	—
Other	384	902	(2,427)
Income tax expense, as reported	$48,230	$74,119	$69,441
Net deferred tax assets (liabilities) consist of the following components at September 30, 2019 and 2018.

	September 30,
	2019	2018
	(dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$17,214	$15,709
Compensation	4,017	2,577
Securities available for sale	—	10,305
Other real estate owned	574	325
Core deposit intangible and other fair value adjustments	3,868	3,677
Excess tax basis of FDIC indemnification asset and clawback liability	4,095	3,633
Excess tax basis of loans acquired over carrying value	2,656	3,669
Other reserves	2,926	2,787
Other	6,350	5,711
Total deferred tax assets	41,700	48,393
Deferred tax liabilities:
Goodwill and other intangibles	(15,064)	(11,567)
Securities available for sale	(4,419)	—
Premises and equipment	(5,869)	(6,248)
Deferred REIT income	(8,783)	—
Other	(279)	(446)
Total deferred tax liabilities	(34,414)	(18,261)
Net deferred tax assets	$7,286	$30,132
128-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
At September 30, 2019 and 2018, the Company had an income tax receivable from the IRS of $8.4 million and $3.5 million, respectively, which is included in other assets on the consolidated balance sheets. The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2015.
On December 22, 2017, the Tax Reform Act was enacted into law. Beginning in 2018, the Tax Reform Act reduced the federal tax rate for corporations from 35% to 21% and changed or limited certain tax deductions. Because of the Company's September 30 fiscal year end, a blended statutory rate of 24.5% was applied to all net income before taxes generated during fiscal year 2018 . The new blended statutory rate reduced the provision for income taxes by approximately $19.7 million for the fiscal year ended September 30, 2018. Another result of the lower corporate tax rate was the Company's recording of a $13.6 million revaluation adjustment in the first quarter of fiscal year 2018, reducing net deferred tax assets and increasing the provision for income taxes. Differences between the actual impact of revaluing deferred taxes for the full fiscal year and the preliminary estimate were immaterial.
The Company adopted new accounting guidance in the second quarter of fiscal year 2018 that allowed reclassification of $2.4 million in stranded tax effects that related to a change in the federal tax rate from accumulated other comprehensive income to retained earnings.
The Bank's effective tax rate for the fiscal years ended September 30, 2019 and 2018 was 22.4% and 31.9%, respectively. Excluding the nonrecurring deferred taxes adjustment related to federal tax reform, the effective tax rate for September 30, 2019 and 2018 were 22.4% and 26.1%, respectively.
Management has determined a valuation reserve is not required for the deferred tax assets as of September 30, 2019 and 2018 because it is more-likely-than-not these assets could be realized through future reversals of existing taxable temporary differences, and future taxable income. Uncertain tax positions were not significant at September 30, 2019 or 2018.
19. Employee Benefit Plans
Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan ("401(k) Plan"). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $5.8 million, $5.7 million and $5.3 million to the 401(k) Plan for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.
20. Stock-Based Compensation
On September 26, 2014, the Board of Directors adopted, and on October 10, 2014 NAB, at that time the Company's controlling shareholder, approved the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan ("2014 Plan"), the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan ("2014 Director Plan"), and the Great Western Bancorp, Inc. Executive Incentive Compensation Plan ("Bonus Plan"), collectively ("the Plans"), which provide for the issuance of restricted share units and performance based share units to certain officers, employees and directors of the Company. On February 22, 2018, The Company's stockholders approved amendments to the 2014 Plan and the 2014 Director Plan to increase the number of shares available for future grants under the Plans. The Plans were primarily established to enhance the Company’s ability to attract, retain and motivate employees. The Company’s Board of Directors, the Compensation Committee of the Board of Directors ("Compensation Committee"), or executive management upon delegation of the Compensation Committee has exclusive authority to select the employees and others, including directors, to receive the awards and to establish the terms and conditions of each award made pursuant to the Company’s stock-based compensation plans.
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
129-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Stock compensation is recognized based on the number of awards to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of income. For the fiscal years ended September 30, 2019, 2018 and 2017 stock compensation expense was $5.9 million, $5.5 million and $6.5 million respectively. Related income tax benefits recognized for the fiscal years ended September 30, 2019, 2018 and 2017 were $1.5 million, $1.7 million and $2.5 million, respectively.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of September 30, 2019 and 2018. The number of performance shares granted in the following table are reflected at the amount of achievement of the pre-established targets.

	September 30, 2019		September 30, 2018		September 30, 2017
	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted Shares
Restricted shares, beginning of fiscal year	163,287	$37.86	180,337	$33.06	160,335	$26.89
Granted	106,753	37.27	89,376	41.07	90,363	39.35
Vested	(76,210)	38.64	(97,682)	32.11	(68,293)	26.97
Forfeited	(3,025)	38.67	(8,744)	35.99	(2,068)	30.91
Canceled	—	—	—	—	—	—
Restricted shares, end of period	190,805	$37.20	163,287	$37.86	180,337	$33.06

Vested, but not issuable at end of period	50,770	$33.88	39,514	$32.90	29,287	$30.05

Performance Shares
Performance shares, beginning of fiscal year	175,196	$36.29	133,604	$33.39	236,185	$20.28
Granted	60,583	32.77	53,682	29.52	137,612	39.43
Vested	(59,937)	30.79	(7,017)	18.00	(235,055)	18.00
Forfeited	(2,510)	39.25	(5,073)	37.75	(5,138)	19.80
Canceled	—	—	—	—	—	—
Performance shares, end of period	173,332	$38.50	175,196	$36.29	133,604	$33.39

Vested, but not issuable at end of period	5,612	$18.00	5,612	$18.00	5,612	$18.00
As of September 30, 2019, there was $5.0 million of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a period of 2.2 years. The fair value of the vested awards was $1.9 million at both September 30, 2019 and 2018 and $1.4 million at September 30, 2017.
21. Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. On January 1, 2015, the Company became subject to Basel III rules, which included transition provisions through January 1, 2019.
130-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The minimum capital level requirements applicable to the Company are: (i) a Tier 1 capital ratio of 6.0%; (ii) a total capital ratio of 8.0%; (iii) a Tier 1 leverage capital ratio of 4.0%; and (iv) a common equity Tier 1 capital ratio of 4.5%. The rules also established a "capital conservation buffer" of 2.5% above the minimum capital requirements, which must consist entirely of common equity Tier 1 capital and results in the following minimum ratios: (i) a Tier 1 capital ratio of 8.5%; (ii) a total capital ratio of 10.5%; and (iii) a common equity Tier 1 capital ratio of 7.0%. The capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased by that amount each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.
The Company met all capital adequacy and net worth requirements to which they are subject as of September 30, 2019 and 2018.
As of September 30, 2019, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes have changed the Bank's categories.
As an approved mortgage seller, the Bank is required to maintain a minimum level of capital specified by the United States Department of Housing and Urban Development. At September 30, 2019 and 2018, the Bank met these requirements.
Capital amounts and ratios are presented in the following table:

	Actual		Minimum Capital Requirement Ratio ¹		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2019
Tier 1 risk based capital (to risk-weighted assets):
Consolidated	$1,225,355	11.7%	$627,493	6.0%	N/A	N/A
Bank	1,201,476	11.5%	627,311	6.0%	$836,415	8.0%
Total risk based capital (to risk-weighted assets):
Consolidated	1,331,611	12.7%	836,658	8.0%	N/A	N/A
Bank	1,272,733	12.2%	836,415	8.0%	1,045,519	10.0%
Tier 1 leverage capital (to average assets):
Consolidated	1,225,355	10.1%	483,487	4.0%	N/A	N/A
Bank	1,201,476	9.9%	483,957	4.0%	604,946	5.0%
Common Equity Tier 1 risk based capital (to risk-weighted assets):
Consolidated	1,151,658	11.0%	470,620	4.5%	N/A	N/A
Bank	$1,201,476	11.5%	$470,483	4.5%	$679,587	6.5%

As of September 30, 2018
Tier 1 risk based capital (to risk-weighted assets):
Consolidated	$1,208,852	12.0%	$604,637	6.0%	N/A	N/A
Bank	1,168,110	11.6%	604,467	6.0%	$805,957	8.0%
Total risk based capital (to risk-weighted assets):
Consolidated	1,308,875	13.0%	806,182	8.0%	N/A	N/A
Bank	1,233,133	12.2%	805,957	8.0%	1,007,446	10.0%
Tier 1 leverage capital (to average assets):
Consolidated	1,208,852	10.7%	451,939	4.0%	N/A	N/A
Bank	1,168,110	10.3%	452,404	4.0%	565,505	5.0%
Common Equity Tier 1 risk based capital (to risk-weighted assets):
Consolidated	1,135,249	11.3%	453,478	4.5%	N/A	N/A
Bank	$1,168,110	11.6%	$453,351	4.5%	$654,840	6.5%

[1] Does not include capital conservation buffer of 2.5% and 1.875% at September 30, 2019 and 2018, respectively.

131-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
22. Commitments and Contingencies
Financial Instruments with Off-Balance-Sheet Risk
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. A summary of the Company’s commitments as of September 30, 2019 and 2018 is as follows.

	September 30,
	2019	2018
	(dollars in thousands)
Commitments to extend credit	$2,229,678	$2,344,550
Letters of credit	68,983	69,613
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
Asset Sales
The Bank regularly transfers financial assets as part of its mortgage banking activities. Transfers are recorded as sales when the criteria for surrender of control are met. The Bank has provided guarantees in connection with the sale of loans and has assumed a similar obligation in its acquisitions. The guarantees are generally in the form of asset buy back or make whole provisions that are triggered upon a credit event and remain in effect until the loans are collected. The maximum potential future payment related to these guarantees is not readily determinable because the Company’s obligation under these agreements depends on the occurrence of future events. There were $3.3 million of repurchased loans as of September 30, 2019 and 2018. Incurred losses related to these repurchased loans and guaranteed loans as of September 30, 2019, 2018 and 2017 are not significant.
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
Lease Commitments
The Company leases several branch locations under terms of operating lease agreements expiring through March 31, 2034. The Company has the option to renew these leases for periods that range from 1 to 10 years. Total rent expense for these leases for each of the fiscal years ended September 30, 2019, 2018 and 2017, was $5.4 million.
132-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Approximate future minimum rental payments for operating leases in excess of one year in subsequent fiscal years are as follows.

Fiscal year	Amount
(dollars in thousands)
2020	$5,327
2021	4,193
2022	3,486
2023	3,068
2024	2,563
2025 and thereafter	7,355
Total	$25,992
Contingencies
From time to time the Company is a party to various litigation matters and subject to various regulatory matters that arise in the ordinary course of business. The Company establishes reserves for such matters when potential losses become probable and can be reasonably estimated. The Company believes the ultimate resolution of existing litigation and regulatory matters will not have a material adverse effect on the financial condition, results of operations or cash flows.  However, changes in circumstances or additional information could result in additional accruals or resolution of these matters in excess of established accruals, which could adversely affect the financial condition, results of operations or cash flows, potentially materially.
23. Transactions With Related Parties
The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they have 10% or more beneficial ownership (commonly referred to as related parties). Total loans committed to related parties were not significant at September 30, 2019 and 2018.
There was no interest paid to related parties for each of the fiscal years ended September 30, 2019, 2018 and 2017.
NAB provided the Company’s employees with restricted shares of NAB stock subsequent to meeting short- and long-term incentive goals. A payable was recorded between the Company and NAB based on the value and vesting schedule of issued shares. Final vesting of the shares occurred December 2017. The liability included in accrued expenses and other liabilities on the consolidated balance sheets was $0.0 million and $0.1 million at September 30, 2019 and 2018, respectively. The expense related to the restricted shares was negligible for each of the fiscal years ended September 30, 2019 and 2018 and $0.1 million for the fiscal year ended September 30, 2017, and was included within salaries and employee benefits on the consolidated statements of income.
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
133-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and classified as Level 2 securities. Level 2 securities include mortgage-backed, states and political subdivisions, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 securities were immaterial at September 30, 2019 and 2018.
Interest Rate Swaps and Loans
Interest rate swaps are valued by the Company's Swap Dealers using cash flow valuation techniques with observable market data inputs. The fair value of loans accounted for under the fair value option represents the net carrying value of the loan, plus the equal and opposite amount of the value of the swap needed to offset the interest rate risk and an adjustment for credit risk based on the Company's assessment of existing market conditions for the specific portfolio of loans. This is used due to the strict prepayment penalties put in the loan terms to cover the cost of exiting the interest rate swap of the loans in the case of early prepayment or termination. The adjustment for credit risk on loans accounted for under the fair value option is not significant to the overall fair value of the loans. The fair values estimated by the Company's Swap Dealers use interest rates that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The Company has entered into Collateral Agreements with its Swap Dealers and Futures Clearing Merchant which entitle it to receive collateral to cover market values on derivatives which are in asset position, thus a credit risk adjustment on interest rate swaps is not warranted. The Company regularly enters into interest rate lock commitments on mortgage loans to be held for sale with corresponding forward sales contracts related to these interest rate lock commitments, the fair values of which are calculated by applying observable market values from Fannie Mae TBA pricing to each interest rate lock commitment and forward sales contract, therefore, are classified within Level 2 of the valuation hierarchy. The Company also has back-to-back swaps with loan customers, with corresponding swaps with an outside third party in exact offsetting terms.
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
134-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and 2018.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of September 30, 2019
U.S. Treasury securities	$94,745	$94,745	$—	$—
Mortgage-backed securities	1,620,903	—	1,620,903	—
States and political subdivision securities	66,523	—	62,403	4,120
Other	1,037	—	1,037	—
Total securities available for sale	$1,783,208	$94,745	$1,684,343	$4,120
Derivatives-assets	$58,534	$—	$58,534	$—
Derivatives-liabilities	13	—	13	—
Fair value loans	812,991	—	812,991	—
Loan servicing rights	2,255	—	—	2,255
As of September 30, 2018
U.S. Treasury securities	$167,172	$167,172	$—	$—
Mortgage-backed securities	1,149,707	—	1,149,707	—
States and political subdivision securities	67,775	—	66,805	970
Other	996	—	996	—
Total securities available for sale	$1,385,650	$167,172	$1,217,508	$970
Derivatives-assets	$1,911	$—	$1,911	$—
Derivatives-liabilities	2,632	—	2,632	—
Fair value loans	865,386	—	865,386	—
Loan servicing rights	3,087	—	—	3,087
The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the fiscal years ended September 30, 2019, 2018 and 2017.

	Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands)
Other securities available for sale
Balance, beginning of period	$970	$1,069	$1,315
Additions	3,350	149	—
Principal paydown	(200)	(248)	(246)
Balance, end of period	$4,120	$970	$1,069

Loan servicing rights
Balance, beginning of period	$3,087	$4,074	$5,781
Realized and unrealized loss ¹	(832)	(987)	(1,707)
Balance, end of period	$2,255	$3,087	$4,074

[1] Realized and unrealized (loss) related to loan servicing rights are reported as a component of mortgage banking income, net on the consolidated statements of income.
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
135-

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
The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and 2018.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of September 30, 2019
Other repossessed property	$34,721	$—	$—	$34,721
Impaired loans	413,644	—	—	413,644
Loans held for sale, at lower of cost or fair value	7,351	—	7,351	—
Property held for sale	2,757	—	—	2,757
As of September 30, 2018
Other repossessed property	$22,225	$—	$—	$22,225
Impaired loans	188,017	—	—	188,017
Loans held for sale, at lower of cost or fair value	5,456	—	5,456	—
Property held for sale	1,104	—	—	1,104
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at September 30, 2019 were as follows.

	Fair Value of Assets / (Liabilities) at September 30, 2019	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other repossessed property	$34,721	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	413,644	Appraisal value	Property specific adjustment	N/A	N/A
Property held for sale	2,757	Appraisal value	Property specific adjustment	N/A	N/A
Disclosures about Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of as of September 30, 2019 and September 30, 2018. Significant assets and liabilities that are not considered financial instruments include premises and equipment, deferred income taxes, goodwill, and core deposit and other intangibles. Additionally, in accordance with the disclosure guideline, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
136-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for on-balance sheet instruments as of September 30, 2019 and September 30, 2018 are as follows.

		September 30, 2019		September 30, 2018
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$243,474	$243,474	$298,696	$298,696
Loans, net, excluding fair valued loans, loans held for sale and impaired loans ¹	Level 3	8,472,777	8,533,612	8,357,065	8,231,829
Liabilities
Time deposits	Level 2	$2,095,676	$2,101,239	$1,847,078	$1,848,550
FHLB advances and other borrowings	Level 2	340,000	351,517	275,000	275,797
Securities sold under repurchase agreements	Level 2	68,992	68,992	90,907	90,907
Subordinated debentures and subordinated notes payable	Level 2	108,636	101,164	108,468	107,841

[1] Includes $13.9 million and $13.0 million of net deferred loan fees at September 30, 2019 and 2018, respectively, of which carrying value approximates fair value.

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
The following information was used in the computation of basic and diluted earnings per share for the fiscal years ended September 30, 2019, 2018 and 2017.

	Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands, except per share data)
Net income	$167,365	$157,916	$144,786

Weighted average common shares outstanding	57,154,865	58,938,169	58,770,708
Dilutive effect of stock based compensation	102,196	193,481	258,674
Weighted average common shares outstanding for diluted earnings per share calculation	57,257,061	59,131,650	59,029,382

Basic earnings per share	$2.93	$2.68	$2.46
Diluted earnings per share	$2.92	$2.67	$2.45
The Company had no shares of unvested performance stock as of September 30, 2019 and 2018 which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 18,006 and no shares of anti-dilutive stock awards outstanding as of September 30, 2019 and 2018, respectively.
137-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
26. Parent Company Only Financial Statements
Parent company only financial information for Great Western Bancorp, Inc. is summarized as follows:
Condensed Balance Sheets
(Dollars in Thousands)

	September 30,
	2019	2018
	(dollars in thousands)
Assets
Cash and cash equivalents	$57,543	$72,924
Investment in subsidiaries	1,950,077	1,873,422
Net deferred tax assets	1,716	1,489
Other assets	689	2,056
Total assets	$2,010,025	$1,949,891
Liabilities and stockholders’ equity
Subordinated debentures and subordinated notes payable	$108,636	$108,468
Accrued expenses and other liabilities	1,140	872
Total liabilities	109,776	109,340
Stockholders’ equity
Common stock	563	589
Additional paid-in capital	1,228,714	1,318,457
Retained earnings	657,475	553,014
Accumulated other comprehensive income (loss)	13,497	(31,509)
Total stockholders’ equity	1,900,249	1,840,551
Total liabilities and stockholders’ equity	$2,010,025	$1,949,891
Condensed Statements of Comprehensive Income
(Dollars in Thousands)

	Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands)
Income
Dividends from subsidiary bank	$148,128	$111,159	$62,470
Dividends on securities	19	51	123
Other	120	103	62
Total income	148,267	111,313	62,655
Expenses
Interest on subordinated debentures and subordinated notes payable	5,540	5,040	4,464
Salaries and employee benefits	6,288	5,849	6,847
Professional fees	1,035	1,038	631
Other	2,653	2,456	2,204
Total expense	15,516	14,383	14,146
Income before income tax and equity in undistributed net income of subsidiaries	132,751	96,930	48,509
Income tax benefit	(2,965)	(3,075)	(8,147)
Income before equity in undistributed net income of subsidiaries	135,716	100,005	56,656
Equity in undistributed net income of subsidiaries	31,649	57,911	88,130
Net income	$167,365	$157,916	$144,786
138-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Fiscal Years Ended September 30,
	2019	2018	2017
	(dollars in thousands)
Operating Activities
Net income	$167,365	$157,916	$144,786
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	168	166	165
Gain on redemption of subordinated debentures	—	—	(111)
Stock-based compensation	4,582	4,419	6,810
Deferred income taxes	(227)	13	(1,796)
Changes in:
Other assets	1,367	6,459	(823)
Accrued interest and other liabilities	268	(140)	286
Equity in undistributed net income of subsidiaries	(31,649)	(57,911)	(88,130)
Net cash provided by operating activities	141,874	110,922	61,187
Financing Activities
Redemption of subordinated debentures	—	—	(3,625)
Common stock repurchased	(94,351)	—	(5,605)
Dividends paid	(62,904)	(53,002)	(43,474)
Net cash used in financing activities	(157,255)	(53,002)	(52,704)
Net (decrease) increase in cash and cash equivalents	(15,381)	57,920	8,483
Cash and cash equivalents, beginning of period	72,924	15,004	6,521
Cash and cash equivalents, end of period	$57,543	$72,924	$15,004
139-

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed our system of internal control over financial reporting as of September 30, 2019. Management's assessment is based on the criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that our system of internal control over financial reporting was effective and meets the criteria of the "Internal Control - Integrated Framework (2013)" as of the end of the period covered by this report.
Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included within this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of the end of the period covered by this report, which is set forth below.

By:	/s/ Ken Karels	By:	/s/ Peter Chapman
Name:	Ken Karels	Name:	Peter Chapman
Title:	Chairperson of the Board, President and Chief Executive Officer	Title:	Chief Financial Officer
Date:	November 27, 2019	Date:	November 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Great Western Bancorp, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Great Western Bancorp, Inc.’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Great Western Bancorp, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2019 and our report dated November 27, 2019 expressed an unqualified opinion thereon.
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
November 27, 2019
142-

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This information is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of shareholders that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2019, the end of our fiscal year. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption "Item 1. Business—Information about our Executive Officers."
ITEM 11. EXECUTIVE COMPENSATION
This information is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of shareholders that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2019, the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of shareholders that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2019, the end of our fiscal year. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5 under the caption "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans" in this Annual Report on Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of shareholders that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2019, the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of shareholders that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2019, the end of our fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K under the caption "Item 8. Financial Statements and Supplementary Data" and are incorporated herein by reference.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - September 30, 2019 and 2018
Consolidated Statements of Income - Fiscal Years Ended September 30, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income - Fiscal Years Ended September 30, 2019, 2018 and 2017
Consolidated Statements of Stockholders' Equity - Fiscal Years Ended September 30, 2019, 2018 and 2017
Consolidated Statements of Cash Flows - Fiscal Years Ended September 30, 2019, 2018 and 2017
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

Number	Description
2.1	Purchase and Assumption Agreement (Whole Bank, All Deposits), dated as of June 4, 2010, among Federal Deposit Insurance Corporation, Receiver of TierOne Bank, Lincoln, Nebraska, Federal Deposit Insurance Corporation and Great Western Bank (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.2	Indenture, dated as of December 17, 2003, between Great Western Bancorporation, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.3	Guarantee Agreement, dated as of December 17, 2003, between Great Western Bancorporation, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.4	First Supplemental Indenture dated October 17, 2014, between Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

4.5	Amended and Restated Declaration of Trust of Great Western Statutory Trust IV, dated December 17, 2003 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.6	Indenture, dated as of March 10, 2006, between Great Western Bancorporation, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.7	Guarantee Agreement, dated as of March 10, 2006, between Great Western Bancorporation, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.8	First Supplemental Indenture, dated as of October 17, 2014, among Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association, successor to LaSalle Bank National Association (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

4.9	First Supplemental Indenture, among Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.10	Amended and Restated Declaration of Trust of GWB Capital Trust VI, dated as of March 10, 2006 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.11	Indenture, dated as of June 1, 2005, between Sunstate Bancshares, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.12	Guarantee Agreement, dated as of June 1, 2005, between Sunstate Bancshares, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.17 to Amendment No. 1 to the Registration Statement on form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.13	First Supplemental Indenture, dated as of May 10, 2007, between Great Western Bancorporation, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.14	Second Supplemental Indenture, dated October 17, 2014, between Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

4.15	Amended and Restated Declaration of Trust of Sunstate Bancshares Trust II, dated as of June 1, 2005 (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

Number	Description
4.16	Subordinated Note Purchase Agreement, dated July 31, 2015, between Great Western Bancorp, Inc. and the Note Purchasers identified on Schedule I thereto, and any assignees thereof, including the form of Subordinated Note issued to each of such Purchasers (incorporated by reference to Exhibit 4.19 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed by Great Western Bancorp, Inc. on December 11, 2015 (File No. 001-36688))

4.17	First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust III trust preferred securities) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016 (File No. 001-36688))

4.18	First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust IV trust preferred securities) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016 (File No. 001-36688))

4.19	First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust VI trust preferred securities) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016 (File No. 001-36688))

4.20	First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust V trust preferred securities) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016 (File No. 001-36688))
4.21 **	Description of Securities Registered Under Section 12 of the Securities Exchange Act

10.1 *	Employment Agreement, dated December 15, 2017, between Great Western Bancorp, Inc. and Kenneth Karels (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on December 18, 2017 (File No. 001-36688))

10.2 *	Employment Agreement, dated December 15, 2017, between Great Western Bancorp, Inc. and Peter Chapman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on December 18, 2017 (File No. 001-36688))

10.3 *	Amended and Restated Employment Agreement, dated August 5, 2019, between Great Western Bancorp, Inc. and Michael Gough (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on August 9, 2019 (File No. 001-36688))

10.4 *	Amended and Restated Employment Agreement, dated August 5, 2019, between Great Western Bancorp, Inc. and Doug Bass (incorporated by reference to Exhibit 10.1 to the Current Report on the Form 8-K filed by Great Western Bancorp, Inc. on August 9, 2019 (File No. 001-36688))

10.5 *	Change in Control Agreement, dated February 22, 2018, between Great Western Bancorp, Inc. and Tim Kintner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on February 26, 2018 (File No. 001-36688)

10.6 *	Employment Agreement, dated as of June 15, 2018, between Great Western Bancorp, Inc. and Karlyn M. Knieriem (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on July 25, 2018 (File No. 001-36688))

10.7 *	Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed by Great Western Bancorp, Inc. on January 10, 2018 (File No. 001-36688))

10.8 *	Great Western Bancorp, Inc. 2014 Non-Employee Director Plan (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed by Great Western Bancorp, Inc. on January 10, 2018 (File No. 001-36688))

10.9 *	Great Western Bancorp, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

10.10 *	Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.11 *	Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.12 *	Form of Great Western Bancorp, Inc. 2014 Non-Employee Director Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 9, 2014 (File No. 333-198458))

10.13 *	Form of Great Western Bancorp, Inc. 2014 Non-Employee Director Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))
145-

Number	Description

10.14	Credit Agreement, dated July 31, 2015, between Great Western Bancorp, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed by Great Western Bancorp, Inc. on December 11, 2015 (File No. 001-36688))

10.15 *	Great Western Bancorp, Inc. Clawback Policy (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Great Western Bancorp, Inc. on August 1, 2016 (File No. 001-36688))

10.16 *	Great Western Bancorp, Inc. Consultant Agreement with Credit Risk Advisors, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Great Western Bancorp, Inc. on September 19, 2019 (File No. 001-36688))

10.17 *	Great Western Bancorp, Inc. First Amendment to Consultant Agreement with Credit Risk Advisors, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Great Western Bancorp, Inc. on October 31, 2019 (File No. 001-36688))

10.18 *	Great Western Bancorp, Inc. CEO Transition and Retirement Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Great Western Bancorp, Inc. on November 26, 2019 (File No. 001-036688))

11.1	Statement regarding Computation of Per Share Earnings (included as Note 25 to the registrant's audited consolidated financial statements)

21.1 **	Subsidiaries of Great Western Bancorp, Inc.

23.1 **	Consent of Ernst & Young LLP

24.1 **	Powers of Attorney (included on signature pages)

31.1 **	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

104 ***	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101)

* Indicates management contract or compensatory plan

** Filed herewith

*** Furnished, not filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: November 27, 2019	By:	/s/ Ken Karels
	Name:	Ken Karels
	Title:	Chairperson of the Board, President and Chief Executive Officer

147-

The undersigned directors and officers do hereby constitute and appoint Ken Karels and Peter Chapman and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended September 30, 2019, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of November, 2019.

Signatures	Title

/s/ Ken Karels
Ken Karels	Chairperson of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ James Brannen
James Brannen	Director

/s/ Frances Grieb
Frances Grieb	Director

/s/ Thomas Henning
Thomas Henning	Lead Independent Director

/s/ James Israel
James Israel	Director

/s/ Stephen Lacy
Stephen Lacy	Director

/s/ Daniel Rykhus
Daniel Rykhus	Director

/s/ James Spies
James Spies	Director

/s/ Peter Chapman
Peter Chapman	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

