Form 10-Q
period 2019-12-31
Great Western Bancorp, Inc.
filed 2020-02-05
CIK 1613665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from x to x
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of 1/31/20, the number of shares of the registrant’s Common Stock outstanding was 56,199,713.

GREAT WESTERN BANCORP, INC.
QUARTERLY REPORT ON FORM 10-Q

2-

EXPLANATORY NOTE
Except as otherwise stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to:
•"we," "our," "us" and "Company" refers to Great Western Bancorp, Inc., a Delaware corporation, and its consolidated subsidiaries;
•"Bank" refers to Great Western Bank, a South Dakota banking corporation;
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
•"CRE" refers to commercial real estate;
•"Exchange Act" refers to the Securities Exchange Act of 1934;
•"FASB" refers to the Financial Accounting Standards Board;
•"FDIC" refers to the Federal Deposit Insurance Corporation;
•"FHLB" refers to the Federal Home Loan Bank;
•"FRB" or "Federal Reserve" refers to the Board of Governors of the Federal Reserve System;
•"FTE" refers to fully-tax equivalent;
•"GAAP" or "U.S. GAAP" refers to U.S. generally accepted accounting principles;
•"HELOC" refers to home equity lines of credit;
•"HF Financial" refers to HF Financial Corporation;
•"IRS" refers to the Internal Revenue Service;
•"LIBOR" refers to London Interbank Offered Rate, and is a benchmark interest rate index for various adjustable rate products;
•"NYSE" refers to the New York Stock Exchange;
•"RPA" refers to a risk participation agreement;
•"Sarbanes-Oxley Act" refers to the Sarbanes-Oxley Act of 2002;
•"SEC" refers to the Securities and Exchange Commission;
•"Securities Act" refers to the Securities Act of 1933;
•"Tax Reform Act" refers to the Tax Cuts and Jobs Act of 2017; and
•"TDR" refer to a troubled debt restructuring.
3-

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
•the effects of geopolitical instability, including war, terrorist attacks, and man-made and natural disasters, social instability and changes in governmental policies;
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
4-

•our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act to maintain an effective system of internal control over financial reporting; and
•other risks and uncertainties inherent to our business, including those discussed under the heading "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement to reflect events or circumstances occurring after the date on which the statement is made or to reflect the occurrence of unanticipated events.
5-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	(Unaudited)
	December 31, 2019	September 30, 2019
Assets
Cash and due from banks	$178,868	$201,487
Interest-bearing bank deposits	68,553	41,987
Cash and cash equivalents	247,421	243,474
Securities available for sale	1,904,291	1,783,208
Loans, net of unearned discounts and deferred fees, including $30,744 and $31,891 of loans covered by a FDIC loss share agreement at December 31, 2019 and September 30, 2019, respectively; $772,249 and $812,991 of loans at fair value under the fair value option at December 31, 2019 and September 30, 2019, respectively; and $5,534 and $7,351 of loans held for sale at December 31, 2019 and September 30, 2019, respectively	9,626,224	9,706,763
Allowance for loan and lease losses	(72,781)	(70,774)
Net loans	9,553,443	9,635,989
Premises and equipment, including $2,749 and $2,757 of property held for sale at December 31, 2019 and September 30, 2019, respectively	120,815	120,645
Accrued interest receivable	54,977	58,699
Other repossessed property, including $0 of property covered by a FDIC loss share agreement at both December 31, 2019 and September 30, 2019	39,490	36,764
Goodwill	740,562	739,023
Cash surrender value of life insurance policies	31,020	30,796
Net deferred tax assets	15,922	7,286
Other assets	143,724	132,417
Total assets	$12,851,665	$12,788,301
Liabilities and stockholders’ equity
Noninterest-bearing	$2,029,872	$1,956,025
Interest-bearing	8,058,656	8,344,314
Total deposits	10,088,528	10,300,339
Securities sold under agreements to repurchase	66,289	68,992
FHLB advances and other borrowings	575,000	340,000
Subordinated debentures and subordinated notes payable	108,688	108,636
Accrued expenses and other liabilities	92,491	70,085
Total liabilities	10,930,996	10,888,052
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 56,382,915 shares issued and outstanding at December 31, 2019 and 56,283,659 shares issued and outstanding at September 30, 2019	563	563
Additional paid-in capital	1,229,077	1,228,714
Retained earnings	683,682	657,475
Accumulated other comprehensive income	7,347	13,497
Total stockholders' equity	1,920,669	1,900,249
Total liabilities and stockholders' equity	$12,851,665	$12,788,301
See accompanying notes.
6-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended December 31,
	2019	2018
Interest income
Loans	$119,431	$122,331
Investment securities	11,498	9,189
Federal funds sold and other	608	541
Total interest income	131,537	132,061
Interest expense
Deposits	21,940	23,794
FHLB advances and other borrowings	3,113	2,003
Subordinated debentures and subordinated notes payable	1,311	1,370
Total interest expense	26,364	27,167
Net interest income	105,173	104,894
Provision for loan and lease losses	8,103	5,215
Net interest income after provision for loan and lease losses	97,070	99,679
Noninterest income
Service charges and other fees	11,409	11,689
Wealth management fees	2,964	2,241
Mortgage banking income, net	1,612	1,320
Net loss on sale of securities	—	(513)
Net (decrease) increase in fair value of loans at fair value	(14,933)	19,216
Net realized and unrealized gain (loss) on derivatives	13,516	(18,317)
Other	1,165	1,084
Total noninterest income	15,733	16,720
Noninterest expense
Salaries and employee benefits	35,905	34,770
Data processing and communication	5,773	5,278
Occupancy and equipment	5,093	5,126
Professional fees	3,764	3,288
Advertising	865	938
Net loss on repossessed property and other related expenses	342	3,063
Other	5,188	4,643
Total noninterest expense	56,930	57,106
Income before income taxes	55,873	59,293
Provision for income taxes	12,599	13,507
Net income	$43,274	$45,786
Basic earnings per common share
Weighted average common shares outstanding	56,377,631	57,974,858
Basic earnings per share	$0.77	$0.79
Diluted earnings per common share
Weighted average diluted common shares outstanding	56,457,967	58,039,292
Diluted earnings per share	$0.77	$0.79
Dividends per share
Dividends paid	$16,885	$14,536
Dividends per share	$0.30	$0.25
See accompanying notes.
7-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2019	2018
Net income	$43,274	$45,786
Other comprehensive (loss) income, net of tax
Securities available for sale:
Net unrealized holding (loss) gain arising during the period	(8,160)	18,669
Reclassification adjustment for net loss realized in net income	—	513
Income tax benefit (expense)	2,010	(4,729)
Net change in unrealized (loss) gain on securities available for sale	(6,150)	14,453
Comprehensive income	$37,124	$60,239
See accompanying notes.
8-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income (Loss)	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, October 1, 2018		$589	$1,318,457	$553,014	$(31,509)	$1,840,551
Net income	$45,786	—	—	45,786	—	45,786
Other comprehensive income, net of tax	14,453	—	—	—	14,453	14,453
Total comprehensive income	$60,239
Stock-based compensation, net of tax		—	413	—	—	413
Repurchase common stock		(21)	(74,638)	—	—	(74,659)
Cash dividends:
Common stock, $0.25 per share		—	—	(14,536)	—	(14,536)
Balance, December 31, 2018		$568	$1,244,232	$584,264	$(17,056)	$1,812,008

Balance, October 1, 2019		$563	$1,228,714	$657,475	$13,497	$1,900,249
Net income	$43,274	—	—	43,274	—	43,274
Other comprehensive (loss), net of tax	(6,150)	—	—	—	(6,150)	(6,150)
Total comprehensive income	$37,124
Cumulative effect adjustment related to ASU adoption ¹		—	—	(182)	—	(182)
Stock-based compensation, net of tax		—	363	—	—	363
Cash dividends:
Common stock, $0.30 per share		—	—	(16,885)	—	(16,885)
Balance, December 31, 2019		$563	$1,229,077	$683,682	$7,347	$1,920,669
¹ Related to the Company's adoption of ASU 2016-02 and subsequent related ASUs on October 1, 2019. See Note 2, "New Accounting Pronouncements," for additional information.
See accompanying notes.

9-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2019	2018
Operating activities
Net income	$43,274	$45,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,947	2,301
Amortization of FDIC indemnification asset	251	493
Net loss on sale of securities and other assets	—	2,806
Gain on redemption of subordinated debentures	—	—
Net gain on sale of loans	(1,814)	(1,545)
Provision for loan and lease losses	8,103	5,215
Provision for loan servicing rights loss	1	1
Stock-based compensation	363	413
Originations of residential real estate loans held for sale	(105,185)	(53,012)
Proceeds from sales of residential real estate loans held for sale	108,816	55,446
Net deferred income taxes	(6,626)	(35)
Changes in:
Accrued interest receivable	3,722	(1,181)
Other assets	(71)	29,331
Accrued interest payable and other liabilities	23,674	(5,675)
Net cash provided by operating activities	78,455	80,344
Investing activities
Purchase of securities available for sale	(247,934)	(266,964)
Proceeds from sales of securities available for sale	—	97,212
Proceeds from maturities of securities available for sale	117,333	40,821
Net decrease (increase) in loans	65,253	(356,927)
(Payment) recovery of covered losses from FDIC indemnification claims	(4)	34
Purchase of premises and equipment	(2,033)	(2,321)
Proceeds from sale of premises and equipment	—	300
Proceeds from sale of repossessed property	4,569	809
Purchase of FHLB stock	(29,687)	(20,564)
Proceeds from redemption of FHLB stock	20,342	15,211
Net cash paid in business acquisition	(4,711)	—
Net cash used in investing activities	(76,872)	(492,389)
Financing activities
Net (decrease) increase in deposits	(211,780)	379,789
Net decrease in securities sold under agreements to repurchase and other short-term borrowings	(2,703)	(34,258)
Proceeds from FHLB advances and other long-term borrowings	250,000	215,000
Repayments on FHLB advances and other long-term borrowings	(15,000)	(80,000)
Common stock repurchased	—	(74,659)
Taxes paid related to net share settlement of equity awards	(1,268)	(1,227)
Dividends paid	(16,885)	(14,536)
Net cash provided by financing activities	2,364	390,109
Net increase (decrease) in cash and cash equivalents	3,947	(21,936)
Cash and cash equivalents, beginning of period	243,474	298,696
Cash and cash equivalents, end of period	$247,421	$276,760
Supplemental disclosure of cash flow information
Cash payments for interest	$26,959	$23,614
Cash payments for income taxes	$232	$1,133
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(7,295)	$(1,981)
See accompanying notes.

10-

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
The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2019, which includes a description of significant accounting policies. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year or any other period.
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
Changes in Significant Accounting Policies
Pursuant to the Company's adoption of ASU 2016-02 and subsequent related ASUs as of October 1, 2019, the Company updated its accounting policy related to leases. See Note 11 for new disclosures and policy information related to the Company's leases. There were no other significant changes to the Company's accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019 that could have a material effect on the Company's consolidated financial statements.
Subsequent Events
The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements. Other than those described below, there were no material events or transactions that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.
On January 28, 2020, the Board of Directors of the Company declared a dividend of $0.30 per common share payable on February 26, 2020 to stockholders of record as of close of business on February 12, 2020.
2. New Accounting Standards
Accounting Standards Adopted in Fiscal Year 2020
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amended the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 was effective for the Company on October 1, 2019. For the periods presented, the Company did not designate any derivative financial instruments as formal hedging relationships, and therefore, did not utilize hedge accounting. As such, ASU 2017-12 did not impact the Company's consolidated financial statements.
11-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize the assets and liabilities arising from leases on the balance sheet and disclose key information about leasing arrangements. Lessees are required to recognize an obligation for future lease payments measured on a discounted basis and a related right-of-use asset. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, Revenue from Contracts with Customers. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which made technical corrections and improvements to the previous ASU issued, including a modified retrospective transition method that allows entities to apply the standard as of the adoption date. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which allowed lessors to exclude sales tax from consideration of the contract through a policy election and clarified treatment of certain lessor costs and variable payments for contracts with lease and nonlease components. The Company adopted this guidance beginning October 1, 2019 using the modified retrospective transition method and all practical expedients available other than the use of hindsight with respect to determining the lease term and assessing impairment of its right-of-use assets. As of the date of adoption, the Company's right-of-use assets and lease liabilities recorded in other assets and accrued expenses and other liabilities on the consolidated balance sheets were $19.9 million and $20.9 million, respectively, arising from operating leases in which the Company is the lessee. The Company also recognized a cumulative effect adjustment of $0.2 million as a result of remeasuring a pre-existing lease impairment as of the date of adoption. These ASUs did not have a material impact on the timing of expense or income recognition in the Company's consolidated statements of income.
Accounting Standards Not Yet Adopted in Fiscal Year 2020
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which addresses timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires institutions to measure all expected credit losses related to financial assets measured at amortized costs with an expected loss model based on historical experience, current conditions and reasonable and supportable forecasts relevant to affect the collectability of the financial assets, which is referred to as the current expected credit loss model. ASU 2016-13 requires enhanced disclosures, including qualitative and quantitative requirements, to help understand significant estimates and judgments used in estimating credit losses, as well as provide additional information about the amounts recorded in the financial statements. From November 2018 through November 2019, the FASB issued ASUs which made technical corrections and improvements to the previous ASU issued (ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments, Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses ). The ASUs require the use of the modified retrospective approach for adoption. These ASUs will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The Company continues to make progress on the implementation plan and will be prepared to adopt as required in FQ1 2021. The Company is currently evaluating the potential impact on the consolidated financial statements; however, since the magnitude of the anticipated change in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which aims to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2019-12 on the consolidated financial statements.
12-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323 and Topic 815, which clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not expect adoption to have a material impact on the consolidated financial statements.
3. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of December 31, 2019
U.S. Treasury securities	$69,422	$547	$(2)	$69,967
Mortgage-backed securities:
Government National Mortgage Association	551,763	2,210	(3,164)	550,809
Federal Home Loan Mortgage Corporation	466,356	6,324	(949)	471,731
Federal National Mortgage Association	419,161	3,783	(636)	422,308
Small Business Assistance Program	324,667	1,999	(883)	325,783
States and political subdivision securities	62,152	553	(43)	62,662
Other	1,006	25	—	1,031
Total	$1,894,527	$15,441	$(5,677)	$1,904,291

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2019
U.S. Treasury securities	$94,178	$599	$(32)	$94,745
Mortgage-backed securities:
Government National Mortgage Association	501,139	3,374	(3,027)	501,486
Federal Home Loan Mortgage Corporation	463,974	8,840	(770)	472,044
Federal National Mortgage Association	322,340	5,409	(398)	327,351
Small Business Assistance Program	316,502	3,674	(154)	320,022
States and political subdivision securities	66,145	494	(116)	66,523
Other	1,006	31	—	1,037
Total	$1,765,284	$22,421	$(4,497)	$1,783,208
The amortized cost and approximate fair value of debt securities available for sale as of December 31, 2019 and September 30, 2019, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalty.

	December 31, 2019		September 30, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$57,133	$57,374	$58,377	$58,343
Due after one year through five years	62,482	63,084	89,836	90,601
Due after five years through ten years	11,959	12,171	12,110	12,324
Due after ten years	—	—	—	—
	131,574	132,629	160,323	161,268
Mortgage-backed securities	1,761,947	1,770,631	1,603,955	1,620,903
Securities without contractual maturities	1,006	1,031	1,006	1,037
Total	$1,894,527	$1,904,291	$1,765,284	$1,783,208
13-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Proceeds from sales of securities available for sale were $0.0 million and $97.2 million for the three months ended December 31, 2019 and 2018, respectively. No gross gains (pre-tax) were realized on the sales for the three months ended December 31, 2019 and 2018, respectively, using the specific identification method. No gross losses (pre-tax) were realized on the sales for the three months ended December 31, 2019 and $0.5 million of gross losses (pre-tax) were realized on the sales for the three months ended December 31, 2018, using the specific identification method. The Company recognized no other-than-temporary impairment for the three months ended December 31, 2019 and 2018.
Securities with an estimated fair value of approximately $953.5 million and $863.9 million at December 31, 2019 and September 30, 2019, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required by contractual obligation or law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 43% and 36% of the Company’s investment portfolio at estimated fair value at December 31, 2019 and September 30, 2019, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more-likely-than-not the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired at December 31, 2019 or September 30, 2019.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of December 31, 2019
U.S. Treasury securities	$—	$—	$9,939	$(2)	$9,939	$(2)
Mortgage-backed securities	241,862	(1,338)	552,027	(4,294)	793,889	(5,632)
States and political subdivision securities	—	—	10,712	(43)	10,712	(43)
Other	—	—	—	—	—	—
Total	$241,862	$(1,338)	$572,678	$(4,339)	$814,540	$(5,677)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2019
U.S. Treasury securities	$—	$—	$44,729	$(32)	$44,729	$(32)
Mortgage-backed securities	94,612	(205)	474,979	(4,144)	569,591	(4,349)
States and political subdivision securities	—	—	23,693	(116)	23,693	(116)
Other	—	—	—	—	—	—
Total	$94,612	$(205)	$543,401	$(4,292)	$638,013	$(4,497)
As of December 31, 2019 and September 30, 2019, the Company had 162 and 169 securities, respectively, in an unrealized loss position.
14-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
4. Loans
The following table presents the composition of loans as of December 31, 2019 and September 30, 2019.

	December 31, 2019	September 30, 2019
	(dollars in thousands)
Commercial real estate	$5,084,714	$5,092,410
Agriculture	1,980,678	2,008,644
Commercial non-real estate	1,676,426	1,719,956
Residential real estate	811,735	812,208
Consumer	50,697	51,925
Other	46,875	47,541
Ending balance	9,651,125	9,732,684
Less: Unamortized discount on acquired loans	(11,862)	(13,655)
Unearned net deferred fees and costs and loans in process	(13,039)	(12,266)
Total	$9,626,224	$9,706,763
The loan segments above include loans covered by a FDIC non-commercial loss sharing agreement totaling $30.7 million and $31.9 million as of December 31, 2019 and September 30, 2019, respectively, residential real estate loans held for sale totaling $5.5 million and $7.4 million at December 31, 2019 and September 30, 2019, respectively, and $772.2 million and $813.0 million of loans accounted for at fair value at December 31, 2019 and September 30, 2019, respectively.
Unearned net deferred fees and costs totaled $13.8 million and $13.9 million as of December 31, 2019 and September 30, 2019, respectively. Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $(0.8) million and $(1.6) million at December 31, 2019 and September 30, 2019, respectively.
Loans guaranteed by agencies of the U.S. government totaled $149.8 million and $154.2 million at December 31, 2019 and September 30, 2019, respectively.
Principal balances of residential real estate loans sold totaled $105.2 million and $53.9 million for the three months ended December 31, 2019 and 2018, respectively.
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
The following table presents the Company’s nonaccrual loans at December 31, 2019 and September 30, 2019, excluding ASC 310-30 loans. Loans greater than 90 days past due and still accruing interest as of December 31, 2019 and September 30, 2019, were $4.9 million and $11.2 million, respectively.

	December 31, 2019	September 30, 2019
	(dollars in thousands)
Nonaccrual loans
Commercial real estate	$14,219	$14,973
Agriculture	127,887	77,880
Commercial non-real estate	8,590	9,502
Residential real estate	2,767	2,661
Consumer	100	74
Total	$153,563	$105,090
15-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Credit Quality Information
The Company assigns all non-consumer loans a credit quality risk rating. These ratings are Pass, Watch, Substandard, Doubtful and Loss. Loans with a Pass and Watch rating represent those loans not classified on the Company’s rating scale as problem credits, with loans with a Watch rating being monitored and updated at least quarterly by management. Substandard loans are those where a well-defined weakness has been identified that may put full collection of contractual debt at risk. Doubtful loans are those where a well-defined weakness has been identified and a loss of contractual debt is probable. Substandard and doubtful loans are monitored and updated monthly. All non-consumer loan risk ratings are monitored by management and updated as deemed appropriate. The Company generally does not risk rate residential real estate or consumer loans unless a default event such as bankruptcy or extended nonperformance takes place. Alternatively, standard credit scoring systems are used to assess credit risks of residential real estate and consumer loans.
The following table presents the composition of the loan portfolio by internally assigned grade as of December 31, 2019 and September 30, 2019. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $772.2 million at December 31, 2019 and $813.0 million at September 30, 2019.

As of December 31, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate ¹	Consumer ¹	Other	Total
	(dollars in thousands)
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$4,395,217	$1,229,910	$1,404,030	$762,651	$49,667	$46,875	$7,888,350
Watchlist	106,441	214,028	27,374	4,619	727	—	353,189
Substandard	92,801	390,105	100,601	10,696	144	—	594,347
Doubtful	54	—	320	6	—	—	380
Loss	—	—	—	—	—	—	—
Ending balance	4,594,513	1,834,043	1,532,325	777,972	50,538	46,875	8,836,266
Loans covered by a FDIC loss sharing agreement	—	—	—	30,744	—	—	30,744
Total	$4,594,513	$1,834,043	$1,532,325	$808,716	$50,538	$46,875	$8,867,010
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

16-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Past Due Loans
The following table presents the Company’s past due loans at December 31, 2019 and September 30, 2019. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $772.2 million at December 31, 2019 and $813.0 million at September 30, 2019.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
	(dollars in thousands)
As of December 31, 2019
Commercial real estate	$3,466	$11,286	$1,472	$16,224	$4,578,289	$4,594,513
Agriculture	30,615	54,105	56,698	141,418	1,692,625	1,834,043
Commercial non-real estate	19,228	38,902	6,008	64,138	1,468,187	1,532,325
Residential real estate	5,282	1,066	866	7,214	770,758	777,972
Consumer	62	18	30	110	50,428	50,538
Other	—	—	—	—	46,875	46,875
Ending balance	58,653	105,377	65,074	229,104	8,607,162	8,836,266
Loans covered by a FDIC loss sharing agreement	642	841	403	1,886	28,858	30,744
Total	$59,295	$106,218	$65,477	$230,990	$8,636,020	$8,867,010

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
	(dollars in thousands)
As of September 30, 2019
Commercial real estate	$3,587	$570	$2,475	$6,632	$4,566,452	$4,573,084
Agriculture	13,411	1,267	33,089	47,767	1,806,772	1,854,539
Commercial non-real estate	3,932	120	4,424	8,476	1,561,739	1,570,215
Residential real estate	311	676	939	1,926	775,086	777,012
Consumer	61	110	7	178	51,580	51,758
Other	—	—	—	—	47,541	47,541
Ending balance	21,302	2,743	40,934	64,979	8,809,170	8,874,149
Loans covered by a FDIC loss sharing agreement	536	410	331	1,277	30,614	31,891
Total	$21,838	$3,153	$41,265	$66,256	$8,839,784	$8,906,040
17-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Impaired Loans
The following table presents the Company’s impaired loans. This table excludes purchased credit impaired loans and loans measured at fair value with changes in fair value reported in earnings of $772.2 million at December 31, 2019 and $813.0 million at September 30, 2019.

	December 31, 2019			September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)
Impaired loans:
With an allowance recorded:
Commercial real estate	$33,041	$33,115	$5,108	$26,003	$26,297	$4,159
Agriculture	147,272	149,656	9,697	98,392	104,350	8,234
Commercial non-real estate	34,501	34,832	6,451	21,331	21,777	6,062
Residential real estate	6,450	6,921	2,077	3,829	4,311	1,795
Consumer	145	153	44	207	214	97
Total impaired loans with an allowance recorded	221,409	224,677	23,377	149,762	156,949	20,347
With no allowance recorded:
Commercial real estate	59,527	98,065	—	28,272	66,631	—
Agriculture	244,044	270,612	—	231,087	255,308	—
Commercial non-real estate	67,366	76,111	—	21,579	31,414	—
Residential real estate	4,457	6,890	—	3,290	5,454	—
Consumer	5	112	—	1	108	—
Total impaired loans with no allowance recorded	375,399	451,790	—	284,229	358,915	—
Total impaired loans	$596,808	$676,467	$23,377	$433,991	$515,864	$20,347
The following table presents the average recorded investment on impaired loans and interest income recognized on impaired loans for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(dollars in thousands)
Commercial real estate	$73,422	$2,379	$38,599	$352
Agriculture	360,397	8,517	139,885	999
Commercial non-real estate	72,389	2,870	22,655	366
Residential real estate	9,013	266	6,751	89
Consumer	179	1	213	5
Total	$515,400	$14,033	$208,103	$1,811
Valuation adjustments made to repossessed properties totaled $0.0 million and $1.8 million for the three months ended December 31, 2019 and 2018, respectively. The adjustments are included in net loss on repossessed property and other related expenses in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are TDRs that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan and lease losses for TDRs were $9.2 million and $10.3 million at December 31, 2019 and September 30, 2019, respectively. There were $0.6 million and $0.2 million of commitments to lend additional funds to borrowers whose loans were modified in a TDR as of December 31, 2019 and September 30, 2019, respectively.
18-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the recorded value of the Company’s TDR balances as of December 31, 2019 and September 30, 2019.

	December 31, 2019		September 30, 2019
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Commercial real estate	$17,060	$3,090	$17,145	$904
Agriculture	11,255	24,398	22,929	24,762
Commercial non-real estate	5,268	4,752	4,398	4,257
Residential real estate	250	97	263	102
Consumer	6	45	107	48
Total	$33,839	$32,382	$44,842	$30,073
TDRs are generally restructured through either a rate modification, term extension, payment modification or due to a bankruptcy. The following table presents a summary of all accruing loans restructured in TDRs for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019			2018
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Commercial real estate	—	$—	$—	—	$—	$—
Agriculture	—	—	—	—	—	—
Commercial non-real estate	2	1,144	1,144	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	1	89	89
Total accruing	2	$1,144	$1,144	1	$89	$89
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—
The following table presents a summary of all nonaccruing loans restructured in TDRs for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019			2018
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Commercial real estate	1	$2,216	$2,216	—	$—	$—
Agriculture	10	1,455	1,455	—	—	—
Commercial non-real estate	2	830	830	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonaccruing	13	$4,501	$4,501	—	$—	$—
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—
19-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default for the three months ended December 31, 2019 and 2018, respectively.

	Three Months Ended December 31,
	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate	—	$—	—	$—
Agriculture	19	14,347	1	633
Commercial non-real estate	1	2,834	—	—
Residential real estate	—	—	—	—
Consumer	—	—	1	67
Total	20	$17,181	2	$700
For purposes of the table above, a loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. As of December 31, 2019 and 2018, there were no loans removed from TDR status that were restructured at market terms and are performing.
5. Allowance for Loan and Lease Losses
The allowance for loan and lease losses is determined based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies, and other credit risk indicators, which are inherently subjective. The Company considers the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. In addition, consideration is given to concentration risks associated with the various loan portfolios, current economic conditions and other environmental factors that might impact the portfolio. The Company also considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry, or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors, such as changes in unemployment rates, gross domestic product, and consumer bankruptcy filings.
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
The specific reserve relates to impaired loans. A loan is impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. Specific reserves are determined on a loan-by-loan basis based on management’s best estimate of the Company's exposure, given the current payment status of the loan, the present value of expected payments, and the value of any underlying collateral. Impaired loans also include loans modified in TDRs. Generally, the impairment related to troubled debt restructurings is measured based on the fair value of the collateral, less cost to sell, or the present value of expected payments relative to the unpaid principal balance. If the impaired loan is identified as collateral dependent, then the fair value of the collateral method of measuring the amount of the impairment is utilized. This method requires obtaining an independent appraisal of the collateral and reducing the appraised value by applying a discount factor to the appraised value, if necessary, and including costs to sell.
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
20-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following tables present the Company’s allowance for loan and lease losses roll forward for the three months ended December 31, 2019 and 2018.

Three Months Ended December 31, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance, October 1, 2019	$16,827	$30,819	$17,567	$4,095	$427	$1,039	$70,774
Charge-offs	(37)	(4,606)	(1,481)	(169)	(20)	(353)	(6,666)
Recoveries	120	103	112	164	21	50	570
Provision	572	5,978	1,191	192	(140)	257	8,050
(Improvement) impairment of ASC 310-30 loans	(20)	(265)	—	338	—	—	53
Ending balance, December 31, 2019	$17,462	$32,029	$17,389	$4,620	$288	$993	$72,781

Three Months Ended December 31, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance, October 1, 2018	$16,777	$28,121	$13,610	$4,749	$257	$1,026	$64,540
Charge-offs	(871)	(1,261)	(1,361)	(332)	(249)	(145)	(4,219)
Recoveries	97	158	123	162	85	32	657
Provision	787	4,767	(279)	(25)	337	13	5,600
(Improvement) impairment of ASC 310-30 loans	(442)	—	—	57	—	—	(385)
Ending balance, December 31, 2018	$16,348	$31,785	$12,093	$4,611	$430	$926	$66,193
The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance as of December 31, 2019 and September 30, 2019. These tables are presented net of unamortized discount on acquired loans and excludes loans of $772.2 million measured at fair value, loans held for sale of $5.5 million, and guaranteed loans of $141.5 million for December 31, 2019 and loans measured at fair value of $813.0 million, loans held for sale of $7.4 million, and guaranteed loans of $145.9 million for September 30, 2019.

As of December 31, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$5,108	$9,697	$6,451	$2,077	$44	$—	$23,377
Collectively evaluated for impairment	12,215	22,332	10,909	2,117	244	993	48,810
ASC 310-30 loans	139	—	29	426	—	—	594
Total allowance	$17,462	$32,029	$17,389	$4,620	$288	$993	$72,781
Financing Receivables
Individually evaluated for impairment	$92,568	$391,316	$101,867	$10,907	$150	$—	$596,808
Collectively evaluated for impairment	4,405,084	1,420,738	1,383,691	762,471	49,971	46,875	8,068,830
ASC 310-30 loans	21,625	2,808	199	29,303	417	—	54,352
Loans Outstanding	$4,519,277	$1,814,862	$1,485,757	$802,681	$50,538	$46,875	$8,719,990

21-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$4,159	$8,234	$6,062	$1,795	$97	$—	$20,347
Collectively evaluated for impairment	12,509	22,320	11,476	2,188	330	1,039	49,862
ASC 310-30 loans	159	265	29	112	—	—	565
Total allowance	$16,827	$30,819	$17,567	$4,095	$427	$1,039	$70,774
Financing Receivables
Individually evaluated for impairment	$54,275	$329,479	$42,910	$7,119	$208	$—	$433,991
Collectively evaluated for impairment	4,418,611	1,501,164	1,480,949	763,645	51,112	47,541	8,263,022
ASC 310-30 loans	22,124	2,756	221	30,280	438	—	55,819
Loans Outstanding	$4,495,010	$1,833,399	$1,524,080	$801,044	$51,758	$47,541	$8,752,832
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
The ALLL for ASC 310-30 loans totaled $0.6 million at both December 31, 2019 and September 30, 2019. For the three months ended December 31, 2019, loan pools accounted for under ASC 310-30 had a net impairment of provision of $0.1 million. For the three months ended December 31, 2018, loan pools accounted for under ASC 310-30 had a $0.4 million net reversal of provision.
The reserve for unfunded loan commitments was $0.7 million and $0.5 million at December 31, 2019 and September 30, 2019, respectively and is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
6. Accounting for Certain Loans Acquired with Deteriorated Credit Quality
In June 2010 and May 2016, the Company acquired certain loans in the TierOne Bank and HF Financial transactions, respectively, that had deteriorated credit quality known as ASC 310-30 loans or purchased credit impaired loans. Several factors were considered when evaluating whether a loan was considered a purchased credit impaired loan, including the delinquency status of the loan, updated borrower credit status, geographic information and updated loan-to-values. Further, these purchased credit impaired loans had differences between contractual amounts owed and cash flows expected to be collected, that were at least in part, due to credit quality. U.S. GAAP allows purchasers to aggregate purchased credit impaired loans acquired in the same fiscal quarter in one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
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
The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019	2018
	(dollars in thousands)
Balance, beginning of period	$26,047	$34,973
Accretion	(1,940)	(2,155)
Reclassification (to) from nonaccretable difference	(2,977)	2,675
Balance, end of period	$21,130	$35,493
22-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The reclassifications (to) from nonaccretable difference noted in the table above represent instances where specific pools of loans are expected to perform better over the remaining lives of the loans than expected at the prior re-assessment date.
The following table provides purchased credit impaired loans at December 31, 2019 and September 30, 2019.

	December 31, 2019			September 30, 2019
	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³
	(dollars in thousands)
Commercial real estate	$88,956	$21,625	$21,486	$90,295	$22,124	$21,965
Agriculture	4,403	2,808	2,808	4,462	2,756	2,491
Commercial non-real estate	7,106	199	170	7,190	221	192
Residential real estate	34,197	29,303	28,877	35,413	30,280	30,168
Consumer	476	417	417	493	438	438
Total lending	$135,138	$54,352	$53,758	$137,853	$55,819	$55,254
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
The following table represents a summary of the activity related to the FDIC indemnification asset for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019	2018
	(dollars in thousands)
Balance, beginning of period	$1,079	$2,502
Amortization	(251)	(493)
Changes in reimbursable expenses	—	(25)
Payments (reimbursements) of covered losses to (from) the FDIC	4	(34)
Balance, end of period	$832	$1,950
The loss claims filed are subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreement which ends June 4, 2020.
8. Derivative Financial Instruments
The Company uses interest rate swaps and interest rate caps/floors to manage its interest rate risk and market risk in accommodating the needs of its customers. Interest rate swaps include both traditional interest rate swaps and interest rate swaps which can be canceled by the customer on specified dates at no cost, typically referred to as swaptions. The Company recognizes all derivatives on the consolidated balance sheet at fair value in either other assets or accrued expenses and other liabilities as appropriate.
23-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by the Company as of December 31, 2019 and September 30, 2019.

	December 31, 2019			September 30, 2019
	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps
Financial institution counterparties	$1,296,161	$495	$(28,425)	$1,259,765	$35	$(38,755)
Customer counterparties	559,444	38,639	—	499,643	48,652	—
Interest rate caps
Financial institution counterparties	100	—	—	100	2	—
Customer counterparties	100	—	—	100	—	(2)
Risk participation agreements	58,534	—	(23)	56,833	—	(58)
Mortgage loan commitments	28,484	17	—	56,665	—	(11)
Mortgage loan forward sale contracts	39,537	—	(17)	61,872	11	—
Total	$1,982,360	$39,151	$(28,465)	$1,934,978	$48,700	$(38,826)
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
The following tables provide information on the Company's netting adjustments as of December 31, 2019 and September 30, 2019.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
As of December 31, 2019
Total Derivative Assets	$39,151	$(1,830)	$9,358	$46,679
Total Derivative Liabilities ¹	(28,465)	1,830	26,618	(17)
[1] There was an additional $17.6 million of collateral held for initial margin with a Futures Clearing Merchant for clearing derivatives at December 31, 2019 and is included in other assets in the consolidated balance sheets.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
As of September 30, 2019
Total Derivative Assets	$48,700	$(2,445)	$12,279	$58,534
Total Derivative Liabilities ¹	(38,826)	2,445	36,368	(13)
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
24-

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
In 2018, the Company entered into RPAs with some of its derivative counterparties to assume the credit exposure related to interest rate derivative contracts. The Company's loan customer enters into an interest rate swap directly with a derivative counterparty and the Company agrees through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer.
The effect of derivatives on the consolidated statements of income for the three months ended December 31, 2019 and 2018 was as follows.

		Amount of Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended December 31,
	Location of Gain (Loss) Recognized in Consolidated Statements of Income	2019	2018
		(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps and other derivatives	Net realized and unrealized gain (loss) on derivatives	$13,516	$(18,317)
Mortgage loan commitments	Net realized and unrealized gain (loss) on derivatives	28	12
Mortgage loan forward sale contracts	Net realized and unrealized gain (loss) on derivatives	(28)	(12)

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
Long-term loans for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $22.0 million at December 31, 2019 and a net favorable difference of approximately $34.2 million at September 30, 2019. The total unpaid principal balance of these long-term loans was approximately $750.2 million and $778.8 million at December 31, 2019 and September 30, 2019, respectively. The fair value of these loans is included in total loans in the consolidated balance sheets and are grouped with commercial real estate, agricultural and commercial non-real estate loans in Note 4. As of December 31, 2019 and September 30, 2019, there were loans with a fair value of $12.6 million and $16.5 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $14.2 million and $17.8 million, respectively.
Changes in fair value for items for which the fair value option has been elected were a decrease in fair value of $14.9 million for the three months ended December 31, 2019 and an increase in fair value of $19.2 million for the three months ended December 31, 2018. These changes in fair value are reported in noninterest income (loss) within the consolidated statements of income.
For long-term loans, $2.1 million and $1.2 million for the three months ended December 31, 2019 and 2018, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
25-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
10. Core Deposits and Other Intangibles
The following table presents a summary of intangible assets subject to amortization as of December 31, 2019 and September 30, 2019.

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Other Intangible	Total
	(dollars in thousands)
As of December 31, 2019
Gross carrying amount	$7,339	$8,464	$3,172	$538	$19,513
Accumulated amortization	(3,726)	(6,533)	(61)	(274)	(10,594)
Net intangible assets	$3,613	$1,931	$3,111	$264	$8,919
As of September 30, 2019
Gross carrying amount	$7,339	$8,464	$—	$538	$16,341
Accumulated amortization	(3,518)	(6,392)	—	(257)	(10,167)
Net intangible assets	$3,821	$2,072	$—	$281	$6,174
Amortization expense of intangible assets was $0.4 million for both the three months ended December 31, 2019 and 2018, respectively.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2020	$1,247
2021	1,578
2022	1,493
2023	1,211
2024	742
2025 and thereafter	2,648
Total	$8,919

11. Leases
ASC Topic 842, Leases ("ASC 842"), became effective for the Company on October 1, 2019. ASC 842 requires a lease, whether classified as an operating lease or a financing lease, be accounted for as a right-of-use asset ("ROU asset") with a related lease liability recorded at the present value of the lease payments. The ROU asset represents the Company's right to use an underlying asset for the lease term and is included in other assets on the Company's consolidated balance sheets. The lease liability represents the Company's obligation to make lease payments and is included in accrued expenses and other liabilities on the Company's consolidated balance sheets. The cost of the lease is recognized on a straight-line basis over the lease term as lease expense. As permitted by ASC 842, the Company elected not to reassess (i) whether any expired or existing contracts are leases or contain leases, (ii) the lease classification of any expired or existing leases, and (iii) the initial direct costs for existing leases.
Subsequent to the adoption of ASC 842, the Company assesses contracts at inception to determine whether the contract is a lease or contains an embedded lease. A ROU asset and lease liability is recorded on the consolidated balance sheet for all leases except those with an original lease term of twelve months or less. Most of these leases include one or more renewal options, and certain leases also include lessee termination options. As these renewal options are not generally considered reasonably certain of exercise, they are not included in the lease term.
The Company leases certain branch and corporate offices, land and ATM facilities through operating leases with terms typically ranging from 1 to 10 years, with the longest term having a lease expiration of March 31, 2034. The Company has no significant financing leases as of December 31, 2019.
26-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes the ROU asset and lease liability as of December 31, 2019.

December 31, 2019
(dollars in thousands)
ROU asset	$19,127
Total lease liability	20,058
Weighted average remaining lease term	6.3 years
Weighted average discount rate ¹	1.99%
[1] The Company uses its incremental borrowing rate to calculate the present value of lease payments when the interest rate implicit in the lease is not disclosed.
Total lease expense incurred by the Company was $1.7 million for the three months ended December 31, 2019, principally made up of contractual lease payments for operating leases.
As of December 31, 2019, the Company had two operating leases that had not yet commenced with undiscounted cash flows totaling $3.9 million. These operating leases are anticipated to commence in March 2020.
The following table presents supplemental cash flow information related to leases for the three months ended December 31, 2019:

Three months ended December 31, 2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$1,410
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$624
The following table presents a maturity analysis of the Company's operating lease liability as of December 31, 2019.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2020	$3,942
2021	4,000
2022	3,274
2023	2,854
2024	2,347
2025 and thereafter	5,260
Total undiscounted lease payments	21,677
Less: Amounts representing interest	(1,619)
Lease liability	$20,058

12. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $88.7 million and $94.7 million and fair value of approximately $88.1 million and $94.4 million at December 31, 2019 and September 30, 2019, respectively. In most cases, in alignment with the repurchase agreements in place with customers, the Company over-collateralizes the agreements at 102% of total funds borrowed to protect the purchaser from changes in market value. Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered.
27-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at December 31, 2019 and September 30, 2019.

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$66,289	$—	$—	$—	$66,289
Total repurchase agreements	$66,289	$—	$—	$—	$66,289

	September 30, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$68,992	$—	$—	$—	$68,992
Total repurchase agreements	$68,992	$—	$—	$—	$68,992

13. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at December 31, 2019 and September 30, 2019.

	December 31, 2019	September 30, 2019
	(dollars in thousands)
Short-term borrowings:
Notes payable to FHLB, interest rates from 1.77% to 1.81%, matured in January and February 2020	$150,000	$—
FHLB fed funds advance, interest rate of 1.73%, matured in January 2020	100,000	15,000
Long-term borrowings:
Notes payable to FHLB, interest rates from 2.36% to 3.66% and maturity dates from March 2021 to September 2024, collateralized by real estate loans, with various call dates at the option of the FHLB	325,000	325,000
Total	$575,000	$340,000
As of December 31, 2019 and September 30, 2019, the Company had a borrowing capacity of $1.32 billion and $1.44 billion, respectively, with the FRB Discount Window. Principal balances of loans pledged to FRB Discount Window to collateralize the borrowing totaled $1.58 billion at December 31, 2019 and $1.72 billion at September 30, 2019. The Company has secured this line for contingency funding.
As of December 31, 2019 and September 30, 2019, based on its collateral pledged, the additional borrowing capacity of the Company with the FHLB was $1.63 billion and $1.80 billion, respectively.
Principal balances of loans pledged to the FHLB to collateralize notes payable totaled $4.13 billion and $4.20 billion at December 31, 2019 and September 30, 2019, respectively. The Company purchased letters of credit from the FHLB to pledge as collateral on public deposits. The amount outstanding was $70.0 million and $170.0 million at December 31, 2019 and September 30, 2019, respectively. The Company had additional letters of credit from the FHLB of $14.5 million and $14.9 million at December 31, 2019 and September 30, 2019, respectively, for other purposes.
28-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
As of December 31, 2019, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2020	$250,000
2021	120,000
2022	60,000
2023	85,000
2024	60,000
2025 and thereafter	—
Total	$575,000

14. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has seven trusts which were created or assumed as part of prior acquisitions that as of December 31, 2019 have 73,400 shares in the aggregate issued and outstanding, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities"). These seven trusts were established and exist for the sole purpose of issuing Preferred Securities and investing the proceeds in junior subordinated deferrable interest debentures ("Debentures") issued by the Company. The Debentures constitute the sole assets of the seven trusts. The Preferred Securities provide for cumulative cash distributions calculated at a rate based on three month LIBOR plus a range from 1.48% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock, but not beyond the respective maturity date. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for all seven Preferred Securities as the initial call option date has passed. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's common and preferred stock. The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes, the Debentures qualify as elements of capital. As of both December 31, 2019 and September 30, 2019, Debentures, net of fair value adjustment, of $73.7 million were eligible for treatment as Tier 1 capital.
Relating to the trusts, the Company held as assets $2.5 million in common shares at December 31, 2019 and September 30, 2019, which are included in other assets on the consolidated balance sheets.
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under Capital Rules in effect at December 31, 2019, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, which commenced on February 15, 2016 until August 15, 2020, or the date of earlier redemption, and then from August 15, 2020 to the stated maturity date or earlier redemption, the notes will bear interest at a rate per annum equal to three month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except upon certain events of bankruptcy, insolvency or reorganization. Unamortized debt issuance costs related to these notes, which are included in Subordinated Debentures and Subordinated Notes Payable, were negligible and $0.1 million at December 31, 2019 and September 30, 2019, respectively. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.
29-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Subordinated debentures and subordinated notes payable are summarized as follows.

	December 31, 2019		September 30, 2019
	Amount Outstanding	Common Shares Held in Other Assets	Amount Outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to non-consolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	5,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	75,920	$2,520
Less: fair value adjustment ¹	(2,189)		(2,223)
Total junior subordinated debentures payable, net of fair value adjustment	73,731		73,697
Subordinated notes payable
Fixed to floating rate, 4.875% per annum	35,000		35,000
Less: unamortized debt issuance costs	(43)		(61)
Total subordinated notes payable	34,957		34,939
Total subordinated debentures and subordinated notes payable	$108,688		$108,636
[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.

15. Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan ("401(k) Plan"). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $1.7 million and $1.8 million to the 401(k) Plan for the three months ended December 31, 2019 and 2018, respectively.
16. Stock-Based Compensation
On September 26, 2014, the Board of Directors adopted, and on October 10, 2014, NAB, at that time the Company's controlling shareholder, approved the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan ("2014 Plan"), the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan ("2014 Director Plan"), and the Great Western Bancorp, Inc. Executive Incentive Compensation Plan ("Bonus Plan"), collectively ("the Plans"), which provide for the issuance of restricted share units and performance based share units to certain officers, employees and directors of the Company. On February 22, 2018, the Company's stockholders approved amendments to the 2014 Plan and the 2014 Director Plan to increase the number of shares available for future grants under the Plans. The Plans were primarily established to enhance the Company’s ability to attract, retain and motivate employees. The Company’s Board of Directors, the Compensation Committee of the Board of Directors ("Compensation Committee"), or executive management upon delegation of the Compensation Committee has exclusive authority to select the employees and others, including directors, to receive the awards and to establish the terms and conditions of each award made pursuant to the Company’s stock-based compensation plans.
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
30-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Stock compensation is recognized based on the number of awards to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of income. Stock compensation expense was $1.6 million and $1.7 million for the three months ended December 31, 2019 and 2018, respectively. Related income tax benefits recognized were $0.4 million for both of the three months ended December 31, 2019 and 2018.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of December 31, 2019 and September 30, 2019. The number of performance shares granted in the following table are reflected at the amount of achievement of the pre-established targets.

	December 31, 2019		September 30, 2019
	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted Shares
Restricted shares, beginning of fiscal year	190,805	$37.20	163,287	$37.86
Granted	101,560	34.36	106,753	37.27
Vested	(80,891)	38.50	(76,210)	38.64
Forfeited	(840)	38.12	(3,025)	38.67
Canceled	—	—	—	—
Restricted shares, end of period	210,634	$35.33	190,805	$37.20

Vested, but not issuable at end of period	62,992	$33.98	50,770	$33.88

Performance Shares
Performance shares, beginning of fiscal year	173,332	$38.50	175,196	$36.29
Granted	61,685	32.51	60,583	32.77
Vested	(54,861)	39.43	(59,937)	30.79
Forfeited	(1,082)	39.16	(2,510)	39.25
Canceled	—	—	—	—
Performance shares, end of period	179,074	$36.65	173,332	$38.50

Vested, but not issuable at end of period	5,612	$18.00	5,612	$18.00
As of December 31, 2019, there was $8.9 million of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a period of 2.9 years. The fair value of the vested, but not issued stock awards was $2.4 million and $1.9 million at December 31, 2019 and September 30, 2019, respectively.
17. Fair Value Measurements
The Company measures, monitors and discloses certain of its assets and liabilities on a fair value basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes the following three levels of inputs that may be used to measure fair value:
Level 1 Quoted prices in active markets for identical assets or liabilities;
Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
31-

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
Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and classified as Level 2 securities. Level 2 securities include mortgage-backed, states and political subdivisions, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 securities were immaterial at December 31, 2019 and September 30, 2019.
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
32-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and September 30, 2019.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of December 31, 2019
U.S. Treasury securities	$69,967	$69,967	$—	$—
Mortgage-backed securities	1,770,631	—	1,770,631	—
States and political subdivision securities	62,662	—	58,676	3,986
Other	1,031	—	1,031	—
Total securities available for sale	$1,904,291	$69,967	$1,830,338	$3,986
Derivatives-assets	$46,679	$—	$46,679	$—
Derivatives-liabilities	17	—	17	—
Fair value loans	772,249	—	772,249	—
Loan servicing rights	2,054	—	—	2,054
As of September 30, 2019
U.S. Treasury securities	$94,745	$94,745	$—	$—
Mortgage-backed securities	1,620,903	—	1,620,903	—
States and political subdivision securities	66,523	—	62,403	4,120
Other	1,037	—	1,037	—
Total securities available for sale	$1,783,208	$94,745	$1,684,343	$4,120
Derivatives-assets	$58,534	$—	$58,534	$—
Derivatives-liabilities	13	—	13	—
Fair value loans	812,991	—	812,991	—
Loan servicing rights	2,255	—	—	2,255
The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019	2018
	(dollars in thousands)
Other securities available for sale
Balance, beginning of period	$4,120	$970
Principal paydown	(134)	(9)
Balance, end of period	$3,986	$961

Loan servicing rights
Balance, beginning of period	$2,255	$3,087
Realized and unrealized loss ¹	(201)	(225)
Balance, end of period	$2,054	$2,862
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
33-

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
The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and September 30, 2019.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of December 31, 2019
Other repossessed property	$7,295	$—	$—	$7,295
Impaired loans	573,431	—	—	573,431
Loans held for sale, at lower of cost or fair value	5,534	—	5,534	—
Property held for sale	2,749	—	—	2,749
As of September 30, 2019
Other repossessed property	$34,721	$—	$—	$34,721
Impaired loans	413,644	—	—	413,644
Loans held for sale, at lower of cost or fair value	7,351	—	7,351	—
Property held for sale	2,757	—	—	2,757
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at December 31, 2019 were as follows.

	Fair Value of Assets / (Liabilities) at December 31, 2019	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other repossessed property	$7,295	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	573,431	Appraisal value	Property specific adjustment	N/A	N/A
Property held for sale	2,749	Appraisal value	Property specific adjustment	N/A	N/A
Disclosures about Fair Value of Financial Instruments
Significant assets and liabilities that are not considered financial instruments are accounted for at amortized cost and include premises and equipment, deferred income taxes, goodwill, and core deposit and other intangibles. Additionally, in accordance with the disclosure guideline, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded. Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial.
34-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Fair values for on-balance sheet instruments as of December 31, 2019 and September 30, 2019 are as follows.

		December 31, 2019		September 30, 2019
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$247,421	$247,421	$243,474	$243,474
Loans, net, excluding fair valued loans, loans held for sale and impaired loans ¹	Level 3	8,275,010	8,306,466	8,472,777	8,533,612
Liabilities
Time deposits	Level 2	1,710,935	1,718,025	2,095,676	2,101,239
FHLB advances and other borrowings	Level 2	575,000	585,682	340,000	351,517
Securities sold under repurchase agreements	Level 2	66,289	66,289	68,992	68,992
Subordinated debentures and subordinated notes payable	Level 2	108,688	100,850	108,636	101,164
[1] Includes $13.8 million and $13.9 million of net deferred loan fees at December 31, 2019 and September 30, 2019, respectively, of which carrying value approximates fair value.

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
The following information was used in the computation of basic and diluted earnings per share (EPS) for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019	2018
	(dollars in thousands, except per share data)
Net income	$43,274	$45,786

Weighted average common shares outstanding	56,377,631	57,974,858
Dilutive effect of stock based compensation	80,336	64,434
Weighted average common shares outstanding for diluted earnings per share calculation	56,457,967	58,039,292

Basic earnings per share	$0.77	$0.79
Diluted earnings per share	$0.77	$0.79
The Company had no shares of unvested performance stock as of December 31, 2019 and September 30, 2019, which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 66,155 and 106,465 shares of anti-dilutive stock awards outstanding as of December 31, 2019 and 2018, respectively.
19. Revenue Recognition
The Company recognizes revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.
The majority of the Company's revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP and discussed elsewhere within Item 8. Financial Statements and Supplementary Data, "Note 1. Nature of Operations and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Descriptions of the Company's revenue-generating activities that are within the scope of ASC Topic 606, which are presented in the consolidated income statements as components of noninterest income, are as follows:
Service charges and fees on deposit accounts. Service charges on deposit accounts are earned for account maintenance and overdraft, wire and treasury management services. Revenue is recognized at the time the services are performed and is included in service charges and other fees within noninterest income on the consolidated statements of income.
35-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
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

	Three Months Ended December 31,
	2019	2018
	(dollars in thousands)
Noninterest income
Service charges and other fees	$11,409	$11,689
Wealth management fees	2,964	2,241
Other	668	582
Noninterest income from contracts with customers within the scope of ASC Topic 606	15,041	14,512
Noninterest income within the scope of other GAAP Topics ¹	692	2,208
Total noninterest income	$15,733	$16,720
[1] The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's consolidated statements of income.

20. Acquisition Activity
Effective October 1, 2019, the Company purchased and assumed the management of $306.0 million of trust assets managed in Colorado from Independent Bank, a wholly owned subsidiary of Independent Bank Group, Inc., for $4.7 million. The Company accounted for the purchase under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of acquisition. The following table summarizes the consideration paid and the allocation of the purchase price to net assets as of the acquisition date.

Amount
(dollars in thousands)
Total consideration paid	$4,711
Customer relationship intangible	$3,172
Goodwill	$1,539
The foregoing purchase price allocation on the acquisition is considered final and no subsequent adjustments to the purchase price allocation are expected. Goodwill related to this acquisition will not be deductible for tax purposes. The customer relationship intangible is being amortized over an estimated useful life of 13 years.
36-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The historical consolidated financial data discussed below reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, previously filed with the SEC. In addition to historical financial data, this discussion includes certain forward-looking statements regarding events and trends that may affect our future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. See "Cautionary Note Regarding Forward-Looking Statements." For a more complete discussion of the factors that could affect our future results, see "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
Any discrepancies included in this filing between totals and the sums of percentages and dollar amounts presented, or between rounded dollar amounts, are due to rounding.
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended December 31, 2019 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended December 31, 2018.
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
The principal sources of our revenues and cash flows are: (i) interest and fees earned on loans made or held by our Bank; (ii) interest on fixed income investments held by our Bank; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at our Bank; (v) gain on the sale of loans held for sale (vi) gains on sales of securities; and (vii) merchant and card fees. Our principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing and communication costs primarily associated with maintaining our Bank's loan and deposit functions; (iv) occupancy expenses for maintaining our Bank's facilities; (v) professional fees, including FDIC insurance assessments; (vi) business development; and (vii) other real estate owned expenses. The largest component contributing to our net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest-bearing liabilities (primarily deposit accounts and other borrowings). One of management's principal functions is to manage the spread between interest earned on earning assets and interest paid on interest-bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.
Highlights for the Three Months Ended December 31, 2019
Net income was $43.3 million, or $0.77 per diluted share, for the first quarter of fiscal year 2020, compared to $45.8 million, or $0.79 per diluted share, for the same period in fiscal year 2019, a decrease of $2.5 million, or 5.5%. The decline in net income in the current quarter was due to lower loan interest income as a result of a drop in average loans outstanding, combined with a $2.0 million net reversal of interest income on loans moved to nonaccrual during the quarter, partially offset by a 20 basis point decrease in the cost of deposits. Credit-related charges also increased, mainly in the agriculture and commercial non-real estate loan portfolios. Our efficiency ratio was 46.2% and 46.1% for the first quarter of fiscal year 2020 and 2019, respectively. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
37-

Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest bearing liabilities, was 3.68%, 3.70% and 3.81%, respectively, for the three months ended December 31, 2019, September 30, 2019 and December 31, 2018. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.65%, 3.69% and 3.81%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin decreased by 13 and 16 basis points, respectively, compared to the same quarter in fiscal year 2019. Net interest margin decreased between the two periods primarily due to the yield on loans, which included a 7 basis point reduction in net interest margin due to the net reversal of interest income noted above, partially offset by a 9 basis point decrease in the cost of deposits to 0.86%. A $0.9 million increase in the current quarter of the cost of interest rate swaps compared to the same period in fiscal year 2019 is the primary driver of the more pronounced decrease in adjusted net interest margin compared to the decrease in net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Total loans were $9.63 billion at December 31, 2019 compared to $9.71 billion at September 30, 2019, a decrease of $80.5 million, or 0.8%. The decline in loans during the quarter was mainly attributable to the commercial non-real estate segment of the portfolio, which decreased by $43.5 million, or 2.5%, due to disbursement transaction timing within our mortgage warehouse lending, a reduction in the agriculture segment of $28.0 million, or 1.4%, primarily due to the workout of a small number of large relationships, and a decrease of $7.7 million, or 0.2%, in CRE impacted by a number of loans refinancing with other institutions due to lower rates.
Deposits were $10.09 billion at December 31, 2019, a decrease of $211.8 million, or 2.1%, compared to $10.30 billion at September 30, 2019, due to a reduction in the use of brokered deposits offset by increases in both consumer and business deposits. Interest-bearing deposits were $8.06 billion, a 3.4% decrease, and noninterest-bearing deposits were $2.03 billion, a 3.8% increase, compared to September 30, 2019. FHLB and other borrowings increased by $235.0 million, or 69.1%, as a result of more favorable rates during the quarter.
At December 31, 2019, nonaccrual loans, including ASC 310-30 loans, were $156.1 million, an increase of $48.9 million, or 45.6%, compared to September 30, 2019, related primarily to a small number of agriculture loans identified as we continue to work through the higher risk credits. Loans graded "Watch" were $416.3 million, an increase of $10.7 million, or 2.6%, compared to September 30, 2019 while loans graded "Substandard" were $640.1 million, an increase of $167.6 million, or 35.5%, over the same period. The increase in loans graded "Substandard" was primarily due to downgrades in the agriculture and agriculture-related commercial non-real estate segments, with a small number of downgrades in the commercial non-real estate segment. Total other repossessed property balances were $39.5 million as of December 31, 2019, an increase of $2.7 million, or 7.4%, compared to September 30, 2019.
Provision for loan and lease losses was $8.1 million for the first quarter of fiscal year 2020, compared to $5.2 million for the same period of fiscal year 2019, an increase of $2.9 million, or 55.4%. Net charge-offs for the first quarter of fiscal year 2020 were $6.1 million, or 0.25% of average total loans on an annualized basis, compared to net charge-offs of $3.6 million, or 0.15% of average total loans on an annualized basis for the comparable period in fiscal year 2019, with the majority of net charge-offs concentrated in the agriculture and commercial non-real estate segments of the loan portfolio. The ratio of ALLL to total loans was 0.76% at December 31, 2019 compared to 0.73% at September 30, 2019. The balance of the ALLL increased to $72.8 million at December 31, 2019 from $70.8 million at September 30, 2019.
Tier 1 capital, total capital and Tier 1 leverage ratios were 12.0%, 13.0% and 10.4%, respectively, at December 31, 2019, compared to 11.7%, 12.7% and 10.1%, respectively, at September 30, 2019. In addition, our Common Equity Tier 1 ratio was 11.3% and 11.0% at December 31, 2019 and September 30, 2019, respectively. Our tangible common equity to tangible assets ratio was 9.7% at December 31, 2019 and 9.6% at September 30, 2019. All regulatory capital ratios remain above regulatory minimums to be considered "well capitalized". For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Key Factors Affecting Our Business and Financial Performance
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, our financial performance is impacted by a number of external factors outside our control, as well as our ability to execute on the key components of our strategy for continued success and future growth. There have been no material changes to these factors or key components of our strategy except as otherwise supplemented within this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019.
38-

Results of Operations—Three Months Ended December 31, 2019 and 2018
Overview
The following table highlights certain key financial and performance information for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019	2018
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest income (FTE)	$133,060	$133,551
Interest expense	26,364	27,167
Noninterest income	15,733	16,720
Noninterest expense	56,930	57,106
Provision for loan and lease losses	8,103	5,215
Net income	43,274	45,786
Common shares outstanding	56,382,915	56,938,435
Weighted average diluted common shares outstanding	56,457,967	58,039,292
Earnings per common share - diluted	$0.77	$0.79
Performance Ratios:
Net interest margin (FTE) ¹ ²	3.68%	3.81%
Adjusted net interest margin (FTE) ¹ ²	3.65%	3.81%
Return on average total assets ²	1.34%	1.48%
Return on average common equity ²	9.0%	10.0%
Return on average tangible common equity ¹ ²	15.0%	17.1%
Efficiency ratio ¹	46.2%	46.1%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

[2] Annualized for all partial-year periods.
Net Interest Income
The following table presents net interest income, net interest margin and adjusted net interest margin for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019	2018
	(dollars in thousands)
Net interest income:
Total interest income (FTE)	$133,060	$133,551
Less: Total interest expense	26,364	27,167
Net interest income (FTE)	$106,696	$106,384
Net interest margin (FTE) and adjusted net interest margin (FTE) ¹
Average interest-earning assets	$11,543,610	$11,086,800
Average interest-bearing liabilities	10,804,123	10,382,172
Net interest margin (FTE)	3.68%	3.81%
Adjusted net interest margin (FTE) ¹	3.65%	3.81%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net interest income was $106.7 million for the first quarter of fiscal year 2020, compared to $106.4 million for the same period in fiscal year 2019, an increase of $0.3 million, or 0.3%. The increase in net interest income was primarily attributable to lower interest expense associated with interest-bearing deposits offset by a $2.0 million net reversal of interest income on loans moved to nonaccrual during the quarter.
Net interest margin was 3.68% and 3.81% for the first quarter of fiscal year 2020 and 2019, respectively, a decrease of 13 basis points, while the adjusted net interest margin was 3.65% and 3.81% for the first quarter of fiscal year 2020 and 2019, respectively, a decrease of 16 basis points. The decrease in net interest margin for the quarter was primarily driven by the yield on loans, which included a 7 basis point reduction in net interest margin due to the net reversal of interest income noted above, partially offset by a 9 basis point decrease in the cost of deposits to 0.86%. A $0.9 million increase in the cost of interest rate swaps between the three month period in fiscal year 2020 and the comparable period in fiscal year 2019 is the primary driver for the more pronounced decrease in adjusted net interest margin compared to the decrease in net interest margin. For more
39-

information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The following tables present the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three month periods, respectively. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual are immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $750.1 million at December 31, 2019 and $749.8 million at December 31, 2018, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected in the following table has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. ASC 310-30 loans represent loans accounted for in accordance with ASC 310-30, Accounting for Purchased Loans, that were credit impaired at the time we acquired them. Non-ASC 310-30 loans represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	Three Months Ended
	December 31, 2019			December 31, 2018
	Average Balance	Interest (FTE)	Yield / Cost ¹	Average Balance	Interest (FTE)	Yield / Cost ¹
	(dollars in thousands)
Assets
Interest-bearing bank deposits ²	$32,803	$608	7.37%	$91,780	$541	2.34%
Investment securities	1,904,350	11,498	2.40%	1,491,285	9,189	2.44%
Non-ASC 310-30 loans, net ³	9,554,161	119,232	4.96%	9,435,901	121,851	5.12%
ASC 310-30 loans, net	52,296	1,722	13.10%	67,834	1,970	11.52%
Loans, net	9,606,457	120,954	5.01%	9,503,735	123,821	5.17%
Total interest-earning assets	11,543,610	133,060	4.59%	11,086,800	133,551	4.78%
Noninterest-earning assets	1,267,983			1,186,821
Total assets	$12,811,593	$133,060	4.13%	$12,273,621	$133,551	4.32%
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,977,084			$1,865,295
Interest-bearing deposits	6,306,861	$13,373	0.84%	6,148,755	$15,736	1.02%
Time deposits	1,847,954	8,567	1.84%	1,937,295	8,058	1.65%
Total deposits	10,131,899	21,940	0.86%	9,951,345	23,794	0.95%
Securities sold under agreements to repurchase	66,527	31	0.19%	79,849	57	0.28%
FHLB advances and other borrowings	497,034	3,082	2.47%	242,495	1,946	3.18%
Subordinated debentures and subordinated notes payable	108,663	1,311	4.80%	108,483	1,370	5.01%
Total borrowings	672,224	4,424	2.62%	430,827	3,373	3.11%
Total interest-bearing liabilities	10,804,123	$26,364	0.97%	10,382,172	$27,167	1.04%
Noninterest-bearing liabilities	98,951			74,397
Stockholders' equity	1,908,519			1,817,052
Total liabilities and stockholders' equity	$12,811,593			$12,273,621
Net interest spread			3.16%			3.28%
Net interest income and net interest margin (FTE)		$106,696	3.68%		$106,384	3.81%
Less: Tax equivalent adjustment		1,523			1,490
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$105,173	3.62%		$104,894	3.75%
¹ Annualized for all partial-year periods.
[2] Interest income includes $0.4 million and $0.0 million for the first quarter of fiscal years 2020 and 2019, respectively, resulting from interest earned on derivative collateral included in other assets on the consolidated balance sheets.

[3] Interest income includes $0.6 million and $0.4 million for the first quarter of fiscal years 2020 and 2019, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

40-

Interest Income
The following table presents interest income for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019	2018
	(dollars in thousands)
Interest income:
Loans (FTE)	$120,954	$123,821
Investment securities	11,498	9,189
Federal funds sold and other	608	541
Total interest income (FTE)	133,060	133,551
Less: Tax equivalent adjustment	1,523	1,490
Total interest income (GAAP)	$131,537	$132,061
Total interest income consists primarily of interest income on loans and interest income on our investment portfolio. Total interest income was $133.1 million for the first quarter of fiscal year 2020, compared to $133.6 million for the same period of fiscal year 2019, a decrease of $0.5 million, or 0.4%. Significant components of interest income are described in further detail below.
Loans. Interest income on all loans decreased to $121.0 million in first quarter of fiscal year 2020 from $123.8 million in the same period in fiscal year 2019, a decrease of $2.8 million, or 2.3%. The decrease was primarily attributable to lower loan interest income driven by a $2.0 million net reversal of interest income on loans moved to nonaccrual during the quarter. For the three months ended December 31, 2019, interest income on ASC 310-30 loans, which are purchased credit impaired loans with a different income recognition model, decreased $0.2 million, or 12.6%, primarily driven by runoff of the acquired loan portfolios.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on non-ASC 310-30 loans was 4.96% for the first quarter of fiscal year 2020, a decrease of 16 basis points compared to the same period in fiscal year 2019. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on non-ASC 310-30 loans was 4.93% for the first quarter of fiscal year 2020, a 19 basis point decrease compared to the same period in fiscal year 2019. For more information on our adjusted yield on non-ASC 310-30 loans, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The average duration, net of interest rate swaps, of the loan portfolio was 1.3 years as of December 31, 2019. Approximately 48%, or $4.55 billion, of the portfolio is comprised of fixed rate loans, of which $772.2 million of loans are fixed rate loans with an original term of 5 years or greater for which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. For floating and variable rate loans in the portfolio, approximately 40% are indexed to Wall Street Journal Prime, 29% to 5-year Treasuries and the balance to various other indices. Approximately 8% of our total loans' rates are floored, with an average interest rate floor 46 basis points above market rates as of December 31, 2019.
Loan-related fee income of $2.3 million is included in interest income for the first quarter of fiscal year 2020 compared to $1.4 million for the same period in fiscal year 2019. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $0.3 million and $0.5 million for the first quarter of fiscal years 2020 and 2019, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.94 billion as of December 31, 2019. Interest income on investments includes income earned on investment securities and FHLB stock. Interest income on investments was $11.5 million for the first quarter of fiscal year 2020, an increase of $2.3 million, or 25.1%, from $9.2 million for the same period in fiscal year 2019, driven by an increase in average investment balance of $413.1 million, or 27.7%. partially offset by a yield decrease to 2.40% from 2.44% for the same periods.
The weighted average life of the investment portfolio was 3.9 and 3.7 years at December 31, 2019 and September 30, 2019, respectively. Average investments represented 16.5% and 13.5% of total average interest-earning assets for the first quarter of fiscal years 2020 and 2019, respectively.
41-

Interest Expense
The following table presents interest expense for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019	2018
	(dollars in thousands)
Interest expense
Deposits	$21,940	$23,794
FHLB advances and other borrowings	3,113	2,003
Subordinated debentures and subordinated notes payable	1,311	1,370
Total interest expense	$26,364	$27,167
Total interest expense consists primarily of interest expense on three components: deposits, FHLB advances and other borrowings, and our outstanding subordinated debentures and subordinated notes payable. Total interest expense decreased $0.8 million, or 3.0%, to $26.4 million in the first quarter of fiscal year 2020, from $27.2 million in the same period in fiscal year 2019. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of interest-bearing accounts and time deposits, was $21.9 million and $23.8 million for the first quarter of fiscal years 2020 and 2019, respectively, a decrease of $1.9 million, or 7.8%. The decrease was a result of decreasing interest rates in the cost of deposits. Average deposit balances increased to $10.13 billion for the first quarter of fiscal year 2020, from $9.95 billion for the comparable period in fiscal year 2019, an increase of $180.6 million, or 1.8%. The cost of deposits decreased to 0.86% for the first quarter of fiscal year 2020 from 0.95% for the same period of fiscal year 2019.
Average noninterest-bearing demand account balances increased to 19.5% of average total deposits for the first quarter of fiscal year 2020 from 18.7% for the comparable period in fiscal year 2019. Total average other liquid accounts, consisting of interest-bearing demand deposits, increased to 62.2% of total average deposits for the first quarter of fiscal year 2020, compared to 61.8% of total average deposits for the comparable period in fiscal year 2019, while time deposit accounts decreased to 18.2% of average total deposits for the first quarter of fiscal year 2020, compared to 19.5% in the comparable period in fiscal year 2019.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $3.1 million for the first quarter of fiscal year 2020, an increase of $1.1 million, or 55.4%, compared to $2.0 million for the comparable period in 2019, reflecting a weighted average cost of 2.47% and 3.18%, respectively, for the same periods. The average balance of FHLB advances and other borrowings was $497.0 million for the first quarter of fiscal year 2020 compared to $242.5 million for the same period in fiscal year 2019. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 2.34% and 2.72% at December 31, 2019 and 2018, respectively, and the average tenor was 19 and 6 months for the same periods.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At December 31, 2019, we had pledged $4.13 billion of loans to the FHLB, against which we had borrowed $575.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding junior subordinated debentures and subordinated notes payable was $1.3 million in first quarter of fiscal year 2020 and $1.4 million in the comparable period in fiscal year 2019, a decrease of $0.1 million, or 4.3%. The weighted average contractual rate on outstanding junior subordinated debentures was 4.13% and 4.93% at December 31, 2019 and 2018, respectively. The weighted average contractual rate on outstanding subordinated notes was 4.88% at both December 31, 2019 and 2018.
Rate and Volume Variances
Net interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets and average interest-bearing liabilities. Rate changes result from increases or decreases in the yields earned on assets or the rates paid on liabilities.
The following table presents for the current and comparable three month periods a summary of the changes in interest income and interest expense on a tax equivalent basis resulting from changes in the volume of average asset and liability balances and changes in the average yields or rates compared with the preceding fiscal year. If significant, the change in interest income or interest expense due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance.
42-

	Current Quarter vs Comparable Quarter
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$(517)	$584	$67
Investment securities	2,494	(185)	2,309
Non-ASC 310-30 loans	1,513	(4,132)	(2,619)
ASC 310-30 loans	(489)	241	(248)
Loans	1,024	(3,891)	(2,867)
Total increase (decrease)	3,001	(3,492)	(491)
Increase (decrease) in interest expense:
Interest-bearing deposits	391	(2,754)	(2,363)
Time deposits	(384)	893	509
Securities sold under agreements to repurchase	(9)	(17)	(26)
FHLB advances and other borrowings	1,662	(526)	1,136
Subordinated debentures and subordinated notes payable	2	(61)	(59)
Total increase (decrease)	1,662	(2,465)	(803)
Increase (decrease) in net interest income (FTE)	$1,339	$(1,027)	$312
Provision for Loan and Lease Losses
We recognized provision for loan and lease losses of $8.1 million for the first quarter of fiscal year 2020 compared to a provision for loan and lease losses of $5.2 million for the comparable period in fiscal year 2019, an increase of $2.9 million, or 55.4% between the periods. The increase was mainly driven by a higher level of net charge offs between the periods, concentrated in the agriculture and commercial non-real estate segments of the loan portfolio, combined with an increase in specific reserves between the periods, concentrated in the CRE and commercial non-real estate segments of the loan portfolio.

	Three Months Ended December 31,
	2019	2018
	(dollars in thousands)
Provision for loan and lease losses, non-ASC 310-30 loans *	$8,050	$5,600
Provision for (reduction in) loan and lease losses, ASC 310-30 loans	53	(385)
Provision for loan and lease losses, total	$8,103	$5,215
* As presented above, the non-ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.
Total Credit-Related Charges
We recognized other credit-related charges during the quarter ended December 31, 2019 that were higher than the comparable period in fiscal year 2019. We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and comparable period, is helpful to understanding the overall impact on our quarterly results of operations. Net other repossessed property charges includes other repossessed property operating costs, valuation adjustments and (loss) gain on sale of other repossessed properties, each of which entered other repossessed property as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect expected credit losses in the portfolio.

		Three Months Ended December 31,
Item	Included within F/S Line Item(s):	2019	2018
		(Dollars in thousands)
Provision for loan and lease losses	Provision for loan and lease losses	$8,103	$5,215
Net other repossessed property charges	Net loss on repossessed property and other related expenses	342	3,063
Net reversal (recovery) of interest income on nonaccrual loans	Interest income on loans	2,006	(41)
Loan fair value adjustment related to credit	Net increase in fair value of loans at fair value	2,134	1,184
Total		$12,585	$9,421
43-

Noninterest Income
The following table presents noninterest income for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019	2018
	(dollars in thousands)
Noninterest income
Service charges and other fees	$11,409	$11,689
Wealth management fees	2,964	2,241
Mortgage banking income, net	1,612	1,320
Net loss on sale of securities	—	(513)
Other	1,165	1,084
Subtotal, product and service fees	17,150	15,821
Net (decrease) increase in fair value of loans at fair value	(14,933)	19,216
Net realized and unrealized gain (loss) on derivatives	13,516	(18,317)
Subtotal, loans at fair value and related derivatives	(1,417)	899
Total noninterest income	$15,733	$16,720
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
Noninterest income was $15.7 million for the first quarter of fiscal year 2020 compared to $16.7 million for the same period in fiscal year 2019, a decrease of $1.0 million, or 5.9%. Significant components of noninterest income are described in further detail below.
Product and Service Fees. We recognized $17.2 million of noninterest income related to product and service fees in the first quarter of fiscal year 2020, an increase of $1.3 million, or 8.4%, compared to the same period in fiscal year 2019. The increase was due to a $0.7 million increase in wealth management fees combined with a $0.5 million net loss on sale of securities in the prior period compared to no loss on sale of securities in the current period. The increase in wealth management fees was a result of the purchase and assumption of management of trust assets in Colorado during the quarter.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the first quarter of fiscal year 2020, these items accounted for $(1.4) million of noninterest income compared to $0.9 million of noninterest income for the same period in fiscal year 2019. The change was driven by a $0.9 million increase in the current cost of interest rate swaps due to changes in the interest rate environment and a $1.9 million decrease in swap fees, partially offset by a net favorable change in the credit risk adjustment of $0.5 million. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans. We present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.
Noninterest Expense
The following table presents noninterest expense for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019	2018
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$35,905	$34,770
Data processing and communication	5,773	5,278
Occupancy and equipment	5,093	5,126
Professional fees	3,764	3,288
Advertising	865	938
Net loss on repossessed property and other related expenses	342	3,063
Other	5,188	4,643
Total noninterest expense	$56,930	$57,106
44-

Our noninterest expense consists primarily of salaries and employee benefits, data processing and communication, occupancy and equipment, professional fees and net loss on repossessed property and other related expenses. Noninterest expense was $56.9 million in the first quarter of fiscal year 2020 compared to $57.1 million for the same period in fiscal year 2019, a decrease of $0.2 million, or 0.3%. This decrease was driven by a $2.7 million decrease in net loss on repossessed property and other related expenses, partially offset by a $1.1 million increase in salaries and employee benefits and a $0.5 million increase in data processing and communication expense. The decrease in net loss on repossessed property and other related expenses was due to a write down of one large property in the prior period. The increase in salaries and employee benefits was due mainly to annual merit increases in the current period. The increase in data processing and communication expense is due to higher annual licensing costs in the current quarter.
Our efficiency ratio was 46.2% and 46.1% for the first quarter of fiscal years 2020 and 2019, respectively. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $12.6 million for the first quarter of fiscal year 2020 represents an effective tax rate of 22.5% compared to a provision of $13.5 million, or an effective tax rate of 22.8%, for the comparable period of fiscal year 2019.
Return on Assets and Equity
The following table presents our return on average total assets, return on average common equity and return on average tangible common equity for the dates presented.

	Three Months Ended December 31,
	2019	2018
Return on average total assets	1.34%	1.48%
Return on average common equity	9.0%	10.0%
Return on average tangible common equity ¹	15.0%	17.1%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated.

	As of December 31, 2019	As of September 30, 2019
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$12,851,665	$12,788,301
Loans ¹	9,626,224	9,706,763
Allowance for loan and lease losses	72,781	70,774
Deposits	10,088,528	10,300,339
Stockholders' equity	1,920,669	1,900,249
Tangible common equity ²	1,171,188	1,155,052
Tier 1 capital ratio	12.0%	11.7%
Total capital ratio	13.0%	12.7%
Tier 1 leverage ratio	10.4%	10.1%
Common equity tier 1 ratio	11.3%	11.0%
Tangible common equity / tangible assets ²	9.7%	9.6%
Book value per share - GAAP	$34.06	$33.76
Tangible book value per share ²	$20.77	$20.52
Nonaccrual loans / total loans	1.62%	1.10%
Net charge-offs (recoveries) / average total loans ³	0.25%	0.36%
Allowance for loan and lease losses / total loans	0.76%	0.73%
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

[3] Annualized for partial-year periods, except for September 30, 2019, which was for the twelve month period.
45-

Our total assets were $12.85 billion at December 31, 2019, compared with $12.79 billion at September 30, 2019, an increase of $63.4 million, or 0.5%. The increase in total assets during the first quarter of fiscal year 2020 was principally attributable to an increase in investment securities of $121.1 million, or 6.8%, offset by a decrease in net loans of $82.5 million, or 0.9%. At December 31, 2019, loans were $9.63 billion, compared to $9.71 billion at September 30, 2019. See "—Loan Portfolio" within this section for further discussion on the decrease in net loans. During the first quarter of fiscal year 2020, total deposits decreased by $211.8 million, or 2.1%, compared to September 30, 2019 due to a reduction in the use of brokered deposits offset by increases in both consumer and business deposits.
Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated.

	December 31, 2019	September 30, 2019
	(dollars in thousands)
Unpaid principal balance:
Commercial real estate ¹
Originated	$4,856,513	$4,824,827
Acquired	228,201	267,583
Total	5,084,714	5,092,410
Agriculture ¹
Originated	1,908,158	1,932,722
Acquired	72,520	75,922
Total	1,980,678	2,008,644
Commercial non-real estate ¹
Originated	1,647,142	1,691,026
Acquired	29,284	28,930
Total	1,676,426	1,719,956
Residential real estate
Originated	702,829	696,403
Acquired	108,906	115,805
Total	811,735	812,208
Consumer
Originated	46,362	47,324
Acquired	4,335	4,601
Total	50,697	51,925
Other lending
Originated	46,875	47,541
Acquired	—	—
Total	46,875	47,541
Total originated	9,207,879	9,239,843
Total acquired	443,246	492,841
Total unpaid principal balance	9,651,125	9,732,684
Less: Unamortized discount on acquired loans	(11,862)	(13,655)
Less: Unearned net deferred fees and costs and loans in process	(13,039)	(12,266)
Total loans	9,626,224	9,706,763
Allowance for loan and lease losses	(72,781)	(70,774)
Loans, net	$9,553,443	$9,635,989
[1] Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to manage our interest rate risk.

During the first quarter of fiscal year 2020, total loans decreased by 0.8%, or $80.5 million, compared to September 30, 2019. The net loan reduction was primarily driven mainly attributable to the commercial non-real estate segment of the portfolio, which decreased by $43.5 million, or 2.5%, due to disbursement transaction timing within our mortgage warehouse lending, a reduction in the agriculture segment of $28.0 million, or 1.4%, primarily due to the workout of a small number of large relationships and a decrease of $7.7 million, or 0.2%, in CRE impacted by a number of loans refinancing with other institutions due to lower rates. Over the same time period, residential real estate, consumer and other loan balances remained stable.
46-

The following table presents an analysis of the unpaid principal balance of our loan portfolio at December 31, 2019, by borrower and collateral type and by each of the six major geographic areas we use to manage our markets.

	December 31, 2019
	South Dakota	Iowa / Missouri	Nebraska / Kansas	Arizona	Colorado	North Dakota / Minnesota	Other ²	Total	%
	(dollars in thousands)
Commercial real estate ¹	$1,082,231	$1,418,363	$942,085	$506,406	$879,253	$239,331	$17,045	$5,084,714	52.7%
Agriculture ¹	568,328	360,854	142,179	758,511	146,421	2,281	2,104	1,980,678	20.5%
Commercial non-real estate ¹	291,288	738,159	381,909	81,118	118,568	5,606	59,778	1,676,426	17.4%
Residential real estate	212,951	239,965	170,745	37,877	114,196	19,505	16,496	811,735	8.4%
Consumer	16,338	18,730	11,851	433	2,348	473	524	50,697	0.5%
Other lending	—	—	—	—	—	—	46,875	46,875	0.5%
Total	$2,171,136	$2,776,071	$1,648,769	$1,384,345	$1,260,786	$267,196	$142,822	$9,651,125	100.0%
% by location	22.5%	28.7%	17.1%	14.3%	13.1%	2.8%	1.5%	100.0%
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

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at December 31, 2019.

December 31, 2019
(dollars in thousands)
Construction and development	$496,156
Owner-occupied CRE	1,380,773
Non-owner-occupied CRE	2,827,484
Multifamily residential real estate	380,301
Commercial real estate	5,084,714
Agriculture real estate	945,193
Agriculture operating loans	1,035,485
Agriculture	1,980,678
Commercial non-real estate	1,676,426
Home equity lines of credit	174,596
Closed-end first lien	517,740
Closed-end junior lien	34,680
Residential construction	84,719
Residential real estate	811,735
Consumer	50,697
Other	46,875
Total unpaid principal balance	$9,651,125
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
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at September 30, 2019, we were ranked the fifth-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core lending areas. We target a portfolio composition for agriculture loans not to exceed 225% of total capital according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. Over recent years, our borrowers have experienced volatile commodity prices, and the adverse effects of recently imposed and proposed tariffs on the export of agricultural products, effects of waivers of the amount of ethanol to be blended into the country's gasoline production and isolated areas of flooding within parts of the Midwest in which certain of our agricultural borrowers conduct their operations. While these events, or a further downturn in the agriculture economy, could directly and adversely affect our agricultural loan portfolio and indirectly and adversely impact other
47-

lending categories including commercial non-real estate, CRE, residential real estate and consumer, we believe there continues to typically be strong secondary sources of repayment for the agriculture loan portfolio.
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
The following table presents the maturity distribution of our loan portfolio as of December 31, 2019. The maturity dates were determined based on the contractual maturity date of the loan.

	December 31, 2019
	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$530,170	$2,171,367	$2,383,177	$5,084,714
Agriculture	975,918	630,150	374,610	1,980,678
Commercial non-real estate	771,110	532,663	372,653	1,676,426
Residential real estate	142,099	249,494	420,142	811,735
Consumer	8,788	35,767	6,142	50,697
Other lending	46,875	—	—	46,875
Total	$2,474,960	$3,619,441	$3,556,724	$9,651,125
The following table presents the distribution, as of December 31, 2019, of our loans that were due after one year between fixed and variable interest rates.

	December 31, 2019
	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$2,208,277	$2,346,267	$4,554,544
Agriculture	774,606	230,154	1,004,760
Commercial non-real estate	563,321	341,995	905,316
Residential real estate	300,606	369,030	669,636
Consumer	39,143	2,766	41,909
Total	$3,885,953	$3,290,212	$7,176,165
Other Repossessed Property
In the normal course of business, we obtain title to real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. Other repossessed property assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the asset at an acceptable price in a timely manner. Our total other repossessed property carrying value was $39.5 million as of December 31, 2019, an increase of $2.7 million, or 7.4%, compared to September 30, 2019, due to one large relationship moving into other repossessed property.
48-

The following table presents our other repossessed property balances for the period indicated.

Three Months Ended December 31, 2019
(dollars in thousands)
Balance, beginning of period	$36,764
Additions to other repossessed property	7,295
Valuation adjustments and other	—
Sales	(4,569)
Balance, end of period	$39,490
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
The following table presents the dollar amount of nonaccrual loans, other repossessed property, restructured performing loans and accruing loans over 90 days past due, at the end of the dates indicated. We entered into a non-commercial loss-sharing agreement with the FDIC related to certain assets (loans and other repossessed property) acquired from TierOne Bank on June 4, 2010. Loans covered by a FDIC loss-sharing agreement are generally pooled with other similar loans and are accreting purchase discount into income each period. Subject to compliance with the applicable loss-sharing agreement, we are indemnified by the FDIC at a rate of 80% for any future credit losses for single-family real estate loans and other repossessed property covered by the FDIC loss-sharing agreement through June 4, 2020.

	December 31, 2019	September 30, 2019
	(dollars in thousands)
Nonaccrual loans ¹
Commercial real estate ²	$14,554	$14,973
Agriculture ²	127,959	77,880
Commercial non-real estate ²	8,590	9,502
Residential real estate
Loans covered by a FDIC loss-sharing agreement	2,229	2,190
Loans not covered by a FDIC loss-sharing agreement	2,681	2,572
Total	4,910	4,762
Consumer ²	100	74
Total nonaccrual loans covered by a FDIC loss-sharing agreement	2,229	2,190
Total nonaccrual loans not covered by a FDIC loss-sharing agreement	153,884	105,001
Total nonaccrual loans	156,113	107,191
Other repossessed property	39,490	36,764
Total nonperforming assets	195,603	143,955
Performing TDRs	33,839	44,842
Total nonperforming and restructured assets	$229,442	$188,797
Accruing loans 90 days or more past due	$4,851	$11,180
Nonperforming TDRs included in total nonaccrual loans	32,382	30,073

Percent of total assets
Nonaccrual loans not covered by a FDIC loss-sharing agreement	1.20%	0.82%
Total nonaccrual loans	1.21%	0.84%
Other repossessed property	0.31%	0.29%
Nonperforming assets ³	1.52%	1.13%
Nonperforming and restructured assets ³	1.79%	1.48%
[1] Includes nonperforming restructured loans.
[2] Loans not covered by a FDIC loss-sharing agreement.
[3] Includes nonaccrual loans, which includes nonperforming restructured loans.
49-

At December 31, 2019 and September 30, 2019, our nonperforming assets were 1.52% and 1.13%, respectively, of total assets. Nonaccrual loans were $156.1 million as of December 31, 2019, with $2.2 million of the balance covered by the FDIC non-commercial loss-sharing agreement, which represented a total increase in nonaccrual loans of $48.9 million, or 45.6%, compared to September 30, 2019.
We recognized approximately $0.7 million of interest income on loans that were on nonaccrual for the first quarter of fiscal year 2020, which is included in the $2.0 million net reversal of interest income on loans moved to nonaccrual during the current quarter discussed previously. Excluding loans covered by the FDIC non-commercial loss-sharing agreement, we had average nonaccrual loans (calculated as a two-point average) of $129.4 million outstanding during the first quarter of fiscal year 2020. Based on the average loan portfolio yield for these loans for the first quarter of fiscal year 2020, we estimate that interest income would have been $1.6 million higher during this period had these loans been accruing.
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
The following table outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated.

	December 31, 2019	September 30, 2019
	(dollars in thousands)
Commercial real estate
Performing TDRs	$17,060	$17,145
Nonperforming TDRs	3,090	904
Total	20,150	18,049
Agriculture
Performing TDRs	11,255	22,929
Nonperforming TDRs	24,398	24,762
Total	35,653	47,691
Commercial non-real estate
Performing TDRs	5,268	4,398
Nonperforming TDRs	4,752	4,257
Total	10,020	8,655
Residential real estate
Performing TDRs	250	263
Nonperforming TDRs	97	102
Total	347	365
Consumer
Performing TDRs	6	107
Nonperforming TDRs	45	48
Total	51	155
Total performing TDRs	33,839	44,842
Total nonperforming TDRs	32,382	30,073
Total TDRs	$66,221	$74,915
As of December 31, 2019, total performing TDRs decreased $11.0 million, or 24.5%, compared to September 30, 2019, primarily due to the payoff of one large relationship in the agriculture loan portfolios. Total nonperforming TDRs increased $2.3 million, or 7.7%, compared to September 30, 2019 primarily due to one relationship in the CRE portfolio.
50-

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

	At and for the Three Months Ended December 31, 2019	At and for the Fiscal Year Ended September 30, 2019
	(dollars in thousands)
Assets covered by a FDIC loss-sharing agreement
Nonaccrual loans ¹	$2,229	$2,190
TDRs	34	43
Other repossessed property	—	—
Allowance for loan and lease losses, loans covered by a FDIC loss-sharing agreement
Balance, beginning of period	$113	$262
Additional impairment recorded	338	309
Recoupment of previously-recorded impairment	—	(379)
Charge-offs	(25)	(79)
Balance, end of period	$426	$113

Other repossessed property covered by a loss-sharing agreement
Balance, beginning of period	$—	$131
Additions to other repossessed property	—	—
Sales	—	(131)
Balance, end of period	$—	$—
[1] Includes nonperforming restructured loans.
Allowance for Loan and Lease Losses
We establish an allowance for the inherent risk of probable losses within our loan portfolio. The allowance for loan and lease losses is management’s best estimate of probable credit losses that are incurred in the loan portfolio. We determine the allowance for loan and lease losses based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies and other credit risk indicators, which is an inherently subjective process. We consider the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. In addition, we consider concentration risks associated with the various loan portfolios, current economic conditions and other environmental factors that might impact the portfolio. All of these estimates are susceptible to significant change. Changes to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses. Loans deemed to be uncollectible are charged off against the allowance for loan and lease losses. Recoveries of amounts previously charged-off are credited to the allowance for loan and lease losses.
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
51-

The following table presents an analysis of our allowance for loan and lease losses, including provisions for loan and lease losses, charge-offs and recoveries, for the periods indicated.

	At and for the Three Months Ended December 31, 2019	At and for the Fiscal Year Ended September 30, 2019
	(dollars in thousands)
Allowance for loan and lease losses:
Balance, beginning of period	$70,774	$64,540
Provision charged to expense	8,050	41,506
Impairment (improvement) of ASC 310-30 loans	53	(559)
Charge-offs:
Commercial real estate	(37)	(1,511)
Agriculture	(4,606)	(24,847)
Commercial non-real estate	(1,481)	(7,895)
Residential real estate	(169)	(998)
Consumer	(20)	(452)
Other lending	(353)	(1,358)
Total charge-offs	(6,666)	(37,061)
Recoveries:
Commercial real estate	120	567
Agriculture	103	385
Commercial non-real estate	112	392
Residential real estate	164	468
Consumer	21	174
Other lending	50	362
Total recoveries	570	2,348
Net loan charge-offs	(6,096)	(34,713)
Balance, end of period	$72,781	$70,774

Average total loans for the period ¹	$9,677,153	$9,741,293
Total loans at period end ¹	9,626,224	9,706,763
Ratios
Net charge-offs to average total loans ³	0.25%	0.36%
Allowance for loan and lease losses to:
Total loans	0.76%	0.73%
Nonaccruing loans ²	47.30%	67.40%
[1] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
[2] Nonaccruing loans excludes loans covered by a FDIC loss-sharing agreement.
[3] Annualized for partial-year periods.
In the first quarter of fiscal year 2020, net charge-offs were $6.1 million, or 0.25%, of average total loans on an annualized basis, comprised of $6.7 million of charge-offs and $0.6 million of recoveries. The charge-offs were concentrated in the agriculture and commercial real-estate segments in the loan portfolio. For fiscal year 2019, net charge-offs were $34.7 million, or 0.36%, of average total loans.
At December 31, 2019, the allowance for loan and lease losses was 0.76% of our total loan portfolio, a 3 basis point increase, compared to 0.73% at September 30, 2019. The balance of the ALLL increased to $72.8 million from $70.8 million over the same period.
Additionally, a portion of our loans which are carried at fair value, totaling $772.2 million at December 31, 2019 and $813.0 million at September 30, 2019, respectively, have no associated allowance for loan and lease losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for loan and lease losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $6.2 million and $6.8 million at December 31, 2019 and September 30, 2019, respectively, or 0.06% and 0.07% of total loans, respectively. Finally, total purchase discount remaining on all acquired loans equates to 0.12% and 0.14% of total loans at December 31, 2019 and September 30, 2019, respectively.
52-

The following table presents management’s allocation of the allowance for loan and lease losses by loan category, in both dollars and percentage of our total allowance for loan and lease losses, to specific loans in those categories at the dates indicated.

	December 31, 2019		September 30, 2019
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial real estate	$17,462	24.0%	$16,827	23.8%
Agriculture	32,029	44.0%	30,819	43.5%
Commercial non-real estate	17,389	23.9%	17,567	24.8%
Residential real estate	4,620	6.3%	4,095	5.8%
Consumer	288	0.4%	427	0.6%
Other lending	993	1.4%	1,039	1.5%
Total	$72,781	100.0%	$70,774	100.0%
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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $0.7 million and $0.5 million at December 31, 2019 and September 30, 2019, respectively, and is recorded in accrued expenses and other liabilities in the consolidated balance sheet.
Investment Securities
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated.

	December 31, 2019	September 30, 2019
	(dollars in thousands)
U.S. Treasury securities	$69,422	$94,178
Mortgage-backed securities:
Government National Mortgage Association	551,763	501,139
Federal Home Loan Mortgage Corporation	466,356	463,974
Federal National Mortgage Association	419,161	322,340
Small Business Assistance Program	324,667	316,502
States and political subdivision securities	62,152	66,145
Other	1,006	1,006
Total	$1,894,527	$1,765,284
We generally invest excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits, to maintain liquidity and to balance interest rate risk. Since September 30, 2019, the fair value of the portfolio has increased by $121.1 million, or 6.8%.
53-

The following table presents the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period held at December 31, 2019. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield ("WA Yield") on these assets is presented in the following table based on the contractual rate, as opposed to a tax equivalent yield concept.

	December 31, 2019
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
U.S. Treasury securities	$44,644	2.30%	$24,778	2.87%	$—	—%	$—	—%	$—	—%	$—	—%	$69,422	2.50%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,761,947	2.44%	—	—%	1,761,947	2.44%
States and political subdivision securities ¹ ²	12,489	1.50%	37,704	1.73%	11,959	2.52%	—	—%	—	—%	—	—%	62,152	1.84%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$57,133	2.13%	$62,482	2.18%	$11,959	2.52%	$—	—%	$1,761,947	2.44%	$1,006	—%	$1,894,527	2.42%
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
Deposits
We obtain funds from depositors by offering consumer and business interest-bearing accounts and term time deposits. At December 31, 2019 and September 30, 2019, our total deposits were $10.09 billion and $10.30 billion, respectively, representing a decrease of $211.8 million, or 2.1%, due to a reduction in the use of brokered deposits offset by increases in both consumer and business deposits. Our accounts are federally insured by the FDIC up to the legal maximum.
The following table presents the balances and weighted average cost of our deposit portfolio at the following dates.

	December 31, 2019		September 30, 2019
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Noninterest-bearing demand	$2,029,872	—%	$1,956,025	—%
Interest-bearing demand	6,347,721	0.80%	6,248,638	1.00%
Time deposits, greater than $250,000	456,862	2.19%	493,530	2.30%
Time deposits, less than or equal to $250,000	1,254,073	1.56%	1,602,146	1.68%
Total	$10,088,528	0.80%	$10,300,339	0.98%
At December 31, 2019 and September 30, 2019, we had $376.2 million and $706.5 million, respectively, in brokered deposits, a decrease of $330.3 million, or 46.7%.
54-

Municipal public deposits constituted $1.01 billion and $1.04 billion of our deposit portfolio at December 31, 2019, and September 30, 2019, respectively, of which $661.4 million and $691.9 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 7.7% and 7.0% of our total deposits at December 31, 2019 and September 30, 2019, respectively.
The following table presents deposits by region.

	December 31, 2019	September 30, 2019
	(dollars in thousands)
South Dakota	$2,642,153	$2,575,833
Iowa / Missouri	2,784,843	2,799,597
Nebraska / Kansas	2,615,117	2,611,332
Arizona	519,964	508,308
Colorado	1,219,883	1,237,052
North Dakota / Minnesota	51,090	55,258
Corporate and other	255,478	512,959
Total deposits	$10,088,528	$10,300,339
We fund a portion of our assets with time deposits that have balances greater than $250,000 and that have maturities generally in excess of six months. At December 31, 2019 and September 30, 2019, our time deposits greater than $250,000 totaled $456.9 million and $493.5 million, respectively. The following table presents the maturities of our time deposits greater than $250,000 and less than or equal to $250,000 in size at December 31, 2019.

	December 31, 2019
	Greater than $250,000	Less than or equal to $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$124,002	$512,061
Over three through six months	102,665	181,923
Over six through twelve months	151,736	320,597
Over twelve months	78,459	239,492
Total	$456,862	$1,254,073
Percent of total deposits	4.5%	12.4%
At both December 31, 2019 and September 30, 2019, the average remaining maturity of all time deposits was approximately 8 months. The average time deposits amount per account was approximately $39,761 and $45,936 at December 31, 2019 and September 30, 2019, respectively.
Derivatives
Beginning in the second quarter of fiscal year 2018, we entered into RPAs with some of our derivative counterparties to assume the credit exposure related to interest rate derivative contracts. Our loan customer enters into an interest rate swap directly with a derivative counterparty and we agree through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $58.5 million and $56.8 million as of December 31, 2019 and September 30, 2019, respectively. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be $0.0 million and $0.1 million at December 31, 2019 and September 30, 2019, respectively, based on the fair value of the underlying swaps.
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
55-

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

	At and for the Three Months Ended December 31, 2019	At and for the Fiscal Year Ended September 30, 2019
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$66,289	$68,992
FHLB advances	250,000	15,000
Total short-term borrowings	$316,289	$83,992

Maximum amount outstanding at any month-end during the period	$326,496	$371,649
Average amount outstanding during the period	238,561	175,133
Weighted average rate for the period	0.95%	1.72%
Weighted average rate as of date indicated	0.89%	0.91%
Other Borrowings
In addition to FHLB short-term advances, we also had FHLB long-term borrowings of $325.0 million outstanding as of both December 31, 2019 and September 30, 2019.
We had outstanding $73.7 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of both December 31, 2019 and September 30, 2019. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
We issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under Capital Rules in effect at December 31, 2019, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, commencing on February 15, 2016 until August 15, 2020. During the first quarter of fiscal year 2020, we incurred $1.3 million in interest expense on all outstanding subordinated debentures and notes compared to $1.4 million in the same period in fiscal year 2019.
56-

Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at December 31, 2019. Customer deposit obligations categorized as "not determined" include noninterest-bearing demand accounts and interest-bearing demand accounts with no stated maturity date.

	December 31, 2019
	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$1,370,472	$227,160	$90,523	$268	$8,400,105	$10,088,528
Securities sold under agreement to repurchase	66,289	—	—	—	—	66,289
FHLB advances and other borrowings	250,000	120,000	205,000	—	—	575,000
Subordinated debentures	—	—	—	75,920	—	75,920
Subordinated notes payable	—	—	—	35,000	—	35,000
Accrued interest payable	15,496	—	—	—	—	15,496
Interest on FHLB advances	9,178	7,203	8,946	—	—	25,327
Interest on subordinated notes payable	1,706	1,706	5,119	1,066	—	9,597
Interest on subordinated debentures	3,135	3,135	9,405	75,920	—	91,595
Other Commitments:
Commitments to extend credit—non-credit card	$1,386,905	$165,190	$407,962	$124,577	$—	$2,084,634
Commitments to extend credit—credit card	125,272	—	—	—	—	125,272
Letters of credit	68,571	—	—	—	—	68,571
We rent certain premises and equipment under operating leases. See Note 11 to the consolidated financial statements for additional information on long-term lease arrangements.
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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated.

	December 31, 2019	September 30, 2019
	(dollars in thousands)
Commitments to extend credit	$2,209,906	$2,229,678
Letters of credit	68,571	68,983
Total	$2,278,477	$2,298,661
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
57-

liabilities to total assets ratio. The results of these measures and analyses are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. We also acquire brokered deposits when the cost of funds is advantageous to other funding sources.
Great Western Bancorp, Inc. Our primary source of liquidity is cash obtained from dividends paid by our Bank. We primarily use our cash for the payment of dividends, when and if declared by our Board of Directors, and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our Bank through equity contributions and for acquisitions. At December 31, 2019, our holding company had $75.2 million of cash. During the first quarter of fiscal year 2020, we declared and paid a dividend of $0.30 per common share. The outstanding amount under our private placement subordinated capital notes was $35.0 million at December 31, 2019. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities. To this end, in August 2018 we filed a shelf registration statement with the SEC registering an indeterminate amount of our common stock, debt securities and other securities which we may decide to issue in the future. The specific terms of any shares or other securities we choose to issue will be based on current market conditions and will be described in a supplement to the prospectus contained in the shelf registration statement.
Great Western Bank. Our Bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At December 31, 2019, our Bank had cash of $247.4 million and $1.90 billion of highly-liquid securities held in our investment portfolio, of which $953.5 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our Bank has letters of credit from the FHLB, which are pledged as collateral on public deposits, for $70.0 million. Our Bank had $575.0 million in FHLB borrowings at December 31, 2019, with additional available lines of $1.63 billion. Our Bank also had an additional borrowing capacity of $1.32 billion with the FRB Discount Window. Our Bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At December 31, 2019, we had a total of $2.28 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our Bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators.
The following table presents our regulatory capital ratios at December 31, 2019 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	December 31, 2019
	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio ¹	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,247,711	12.0%	6.0%	N/A
Total capital	1,356,175	13.0%	8.0%	N/A
Tier 1 leverage	1,247,711	10.4%	4.0%	N/A
Common equity Tier 1	1,173,980	11.3%	4.5%	N/A
Risk-weighted assets	10,400,879
Great Western Bank
Tier 1 capital	$1,205,669	11.6%	6.0%	8.0%
Total capital	1,279,133	12.3%	8.0%	10.0%
Tier 1 leverage	1,205,669	10.0%	4.0%	5.0%
Common equity Tier 1	1,205,669	11.6%	4.5%	6.5%
Risk-weighted assets	10,397,491
[1] Does not include capital conservation buffer, which was 2.5% at December 31, 2019.
58-

At both December 31, 2019 and September 30, 2019, our Tier 1 capital included an aggregate of $73.7 million of trust preferred securities issued by our subsidiaries, net of fair value adjustment. At December 31, 2019, our Tier 2 capital included $72.8 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. At September 30, 2019, our Tier 2 capital included $70.8 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. Our total risk-weighted assets were $10.40 billion at December 31, 2019.
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
In particular, we evaluate our profitability and performance based on our tangible net income and return on average tangible common equity. Our tangible net income and return on average tangible common equity exclude the effects of amortization expense relating to intangible assets and related tax effects from the acquisition of us by NAB and our acquisitions of other institutions. We believe these measures help highlight trends associated with our financial condition and results of operations by providing net income and return information based on our cash payments and receipts during the applicable period.
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

	At or for the three months ended:
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
	(Dollars in thousands except share and per share amounts)
Tangible net income and return on average tangible common equity:
Net income - GAAP	$43,274	$50,285	$26,783	$44,511	$45,786
Add: Amortization of intangible assets, net of tax	377	315	335	343	344
Tangible net income	$43,651	$50,600	$27,118	$44,854	$46,130

Average common equity	$1,908,519	$1,885,785	$1,864,132	$1,822,940	$1,817,052
Less: Average goodwill and other intangible assets	748,146	745,349	745,718	746,107	746,503
Average tangible common equity	$1,160,373	$1,140,436	$1,118,414	$1,076,833	$1,070,549

Return on average common equity *	9.0%	10.6%	5.8%	9.9%	10.0%
Return on average tangible common equity **	15.0%	17.6%	9.7%	16.9%	17.1%
* Calculated as net income - GAAP divided by average common equity. Annualized for partial-year periods.
** Calculated as tangible net income divided by average tangible common equity. Annualized for partial-year periods.

59-

	At or for the three months ended:
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
	(Dollars in thousands except share and per share amounts)
Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$105,173	$106,709	$105,629	$103,475	$104,894
Add: Tax equivalent adjustment	1,523	1,487	1,424	1,442	1,490
Net interest income (FTE)	106,696	108,196	107,053	104,917	106,384
Add: Current realized derivative gain (loss)	(890)	(127)	321	405	21
Adjusted net interest income (FTE)	$105,806	$108,069	$107,374	$105,322	$106,405

Average interest-earning assets	$11,543,610	$11,609,823	$11,617,521	$11,345,559	$11,086,800
Net interest margin (FTE) *	3.68%	3.70%	3.70%	3.75%	3.81%
Adjusted net interest margin (FTE) **	3.65%	3.69%	3.71%	3.76%	3.81%
* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non-ASC 310-30 loans:
Interest income - GAAP	$117,709	$124,923	$124,098	$121,528	$120,361
Add: Tax equivalent adjustment	1,523	1,487	1,424	1,442	1,490
Interest income (FTE)	119,232	126,410	125,522	122,970	121,851
Add: Current realized derivative gain (loss)	(890)	(127)	321	405	21
Adjusted interest income (FTE)	$118,342	$126,283	$125,843	$123,375	$121,872

Average non-ASC 310-30 loans	$9,554,161	$9,693,395	$9,699,433	$9,615,096	$9,435,901
Yield (FTE) *	4.96%	5.17%	5.19%	5.19%	5.12%
Adjusted yield (FTE) **	4.93%	5.17%	5.20%	5.20%	5.12%
* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue - GAAP	$120,906	$121,732	$116,395	$121,698	$121,614
Add: Tax equivalent adjustment	1,523	1,487	1,424	1,442	1,490
Total revenue (FTE)	$122,429	$123,219	$117,819	$123,140	$123,104

Noninterest expense	$56,930	$55,212	$56,000	$56,580	$57,106
Less: Amortization of intangible assets	427	366	385	394	394
Tangible noninterest expense	$56,503	$54,846	$55,615	$56,186	$56,712

Efficiency ratio *	46.2%	44.5%	47.2%	45.6%	46.1%
* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,920,669	$1,900,249	$1,881,128	$1,852,394	$1,812,008
Less: Goodwill and other intangible assets	749,481	745,197	745,563	745,947	746,341
Tangible common equity	$1,171,188	$1,155,052	$1,135,565	$1,106,447	$1,065,667

Total assets	$12,851,665	$12,788,301	$12,954,896	$12,830,162	$12,573,641
Less: Goodwill and other intangible assets	749,481	745,197	745,563	745,947	746,341
Tangible assets	$12,102,184	$12,043,104	$12,209,333	$12,084,215	$11,827,300

Tangible common equity to tangible assets	9.7%	9.6%	9.3%	9.2%	9.0%

Tangible book value per share:
Total stockholders' equity	$1,920,669	$1,900,249	$1,881,128	$1,852,394	$1,812,008
Less: Goodwill and other intangible assets	749,481	745,197	745,563	745,947	746,341
Tangible common equity	$1,171,188	$1,155,052	$1,135,565	$1,106,447	$1,065,667

Common shares outstanding	56,382,915	56,283,659	56,939,032	56,938,435	56,938,435
Book value per share - GAAP	$34.06	$33.76	$33.04	$32.53	$31.82
Tangible book value per share	$20.77	$20.52	$19.94	$19.43	$18.72
60-

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
Critical Accounting Policies and the Impact of Accounting Estimates
See "Note 1. Nature of Operations and Summary of Significant Policies" in the accompanying "Notes to Consolidated Financial Statements (Unaudited)" included in this report for a discussion of changes to our lease accounting policies as a result of adopting ASU 2016-02, "Leases (Topic 842)" and subsequent related ASUs in the current fiscal year. The remainder of our critical accounting policies and accounting estimates have had no material changes from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2019, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of December 31, 2019 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 and 200 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with realistic results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.
61-

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended December 31, 2019
Change in Market Interest Rates as of December 31, 2019	Twelve Months Ending December 31, 2020	Twelve Months Ending December 31, 2021
Immediate Shifts
+400 basis points	8.65%	12.78%
+300 basis points	6.59%	9.79%
+200 basis points	4.44%	6.66%
+100 basis points	2.23%	3.42%
-100 basis points	(2.73)%	(4.84)%
-200 basis points	(5.47)%	(9.72)%
Gradual Shifts
+400 basis points	0.87%
+300 basis points	0.69%
+200 basis points	0.50%
+100 basis points	0.27%
-100 basis points	(0.92)%
-200 basis points	(1.87)%
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
62-

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors as described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K of Great Western Bancorp, Inc., for the fiscal year ended September 30, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities
We did not repurchase any of our common stock during the first quarter of fiscal year September 30, 2020.
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
63-

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: February 5, 2020	By:	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

64-