Form 10-Q
period 2020-03-31
Great Western Bancorp, Inc.
filed 2020-04-30
CIK 1613665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of 4/27/20, the number of shares of the registrant’s Common Stock outstanding was 55,013,928.

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
•"CARES Act" refers to The Coronavirus Aid, Relief, and Economic Security Act;
•"CECL" refers to the current expected credit loss model in ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments;
•"COVID-19" or "COVID-19 pandemic" refers to the Coronavirus Disease 2019;
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
•"PPP" refers to Small Business Administration Paycheck Protection Program;
•"RPA" refers to a risk participation agreement;
•"Sarbanes-Oxley Act" refers to the Sarbanes-Oxley Act of 2002;
•"SBA" refers to Small Business Administration;
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
•the impact on our business, operations, financial condition, liquidity, results of operations, prospects and trading prices of our shares arising out of the COVID-19 outbreak;
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
5-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	(Unaudited)
	March 31, 2020	September 30, 2019
Assets
Cash and due from banks	$171,219	$201,487
Interest-bearing bank deposits	176,267	41,987
Cash and cash equivalents	347,486	243,474
Securities available for sale	1,990,027	1,783,208
Loans, net of unearned discounts and deferred fees, including $29,691 and $31,891 of loans covered by a FDIC loss share agreement at March 31, 2020 and September 30, 2019, respectively; $792,117 and $812,991 of loans at fair value under the fair value option at March 31, 2020 and September 30, 2019, respectively; and $4,342 and $7,351 of loans held for sale at March 31, 2020 and September 30, 2019, respectively	9,693,295	9,706,763
Allowance for loan and lease losses	(135,950)	(70,774)
Net loans	9,557,345	9,635,989
Premises and equipment, including $706 and $2,757 of property held for sale at March 31, 2020 and September 30, 2019, respectively	120,653	120,645
Accrued interest receivable	49,358	58,699
Other repossessed property, including $0 of property covered by a FDIC loss share agreement at both March 31, 2020 and September 30, 2019	27,289	36,764
Goodwill	—	739,023
Cash surrender value of life insurance policies	31,231	30,796
Net deferred tax assets	48,084	7,286
Other assets	216,335	132,417
Total assets	$12,387,808	$12,788,301
Liabilities and stockholders’ equity
Noninterest-bearing	$1,973,629	$1,956,025
Interest-bearing	8,205,486	8,344,314
Total deposits	10,179,115	10,300,339
Securities sold under agreements to repurchase	64,809	68,992
FHLB advances and other borrowings	800,000	340,000
Subordinated debentures and subordinated notes payable	108,740	108,636
Accrued expenses and other liabilities	81,680	70,085
Total liabilities	11,234,344	10,888,052
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 55,013,928 shares issued and outstanding at March 31, 2020 and 56,283,659 shares issued and outstanding at September 30, 2019	550	563
Additional paid-in capital	1,190,381	1,228,714
Retained earnings	(73,705)	657,475
Accumulated other comprehensive income	36,238	13,497
Total stockholders' equity	1,153,464	1,900,249
Total liabilities and stockholders' equity	$12,387,808	$12,788,301
See accompanying notes.
6-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Interest income
Loans	$113,356	$123,432	$232,787	$245,763
Investment securities	11,329	9,957	22,827	19,145
Federal funds sold and other	558	497	1,166	1,039
Total interest income	125,243	133,886	256,780	265,947
Interest expense
Deposits	18,867	27,098	40,807	50,892
FHLB advances and other borrowings	3,155	1,923	6,268	3,926
Subordinated debentures and subordinated notes payable	1,238	1,390	2,549	2,760
Total interest expense	23,260	30,411	49,624	57,578
Net interest income	101,983	103,475	207,156	208,369
Provision for loan and lease losses	71,795	7,673	79,898	12,888
Net interest income after provision for loan and lease losses	30,188	95,802	127,258	195,481
Noninterest income
Service charges and other fees	9,188	10,209	20,597	21,897
Wealth management fees	3,122	2,117	6,086	4,358
Mortgage banking income, net	1,145	991	2,757	2,311
Net loss on sale of securities	—	—	—	(513)
Net increase in fair value of loans at fair value	35,541	14,018	20,608	33,234
Net realized and unrealized loss on derivatives	(50,214)	(11,032)	(36,698)	(29,348)
Other	1,135	1,920	2,300	3,004
Total noninterest (loss) income	(83)	18,223	15,650	34,943
Noninterest expense
Salaries and employee benefits	37,312	34,537	73,217	69,307
Data processing and communication	6,123	5,964	11,896	11,242
Occupancy and equipment	5,597	5,539	10,690	10,665
Professional fees	5,263	3,970	9,027	7,258
Advertising	958	1,216	1,823	2,154
Net loss on repossessed property and other related expenses	5,691	404	6,033	3,467
Goodwill and intangible assets impairment	742,352	—	742,352	—
Other	5,157	4,950	10,345	9,593
Total noninterest expense	808,453	56,580	865,383	113,686
(Loss) income before income taxes	(778,348)	57,445	(722,475)	116,738
(Benefit from) provision for income taxes	(37,730)	12,934	(25,131)	26,441
Net (loss) income	$(740,618)	$44,511	$(697,344)	$90,297
Basic earnings per common share
Weighted average common shares outstanding	55,906,002	56,994,817	56,141,816	57,484,838
Basic earnings per share	$(13.25)	$0.78	$(12.42)	$1.57
Diluted earnings per common share
Weighted average diluted common shares outstanding	55,906,002	57,074,674	56,141,816	57,556,984
Diluted earnings per share	$(13.25)	$0.78	$(12.42)	$1.57
Dividends per share
Dividends paid	$16,769	$14,235	$33,654	$28,771
Dividends per share	$0.30	$0.25	$0.60	$0.50
See accompanying notes.
7-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Net (loss) income	$(740,618)	$44,511	$(697,344)	$90,297
Other comprehensive income, net of tax
Securities available for sale:
Net unrealized holding gain arising during the period	38,341	11,523	30,181	30,192
Reclassification adjustment for net loss realized in net income	—	—	—	513
Income tax expense	(9,450)	(2,839)	(7,440)	(7,568)
Net change in unrealized gain on securities available for sale	28,891	8,684	22,741	23,137
Comprehensive (loss) income	$(711,727)	$53,195	$(674,603)	$113,434
See accompanying notes.
8-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income (Loss)	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, January 1, 2019		$568	$1,244,232	$584,264	$(17,056)	$1,812,008
Net income	$44,511	—	—	44,511	—	44,511
Other comprehensive income, net of tax	8,684	—	—	—	8,684	8,684
Total comprehensive income	$53,195
Stock-based compensation, net of tax		1	1,425	—	—	1,426
Cash dividends:
Common stock, $0.25 per share		—	—	(14,235)	—	(14,235)
Balance, March 31, 2019		$569	$1,245,657	$614,540	$(8,372)	$1,852,394

Balance, January 1, 2020		$563	$1,229,077	$683,682	$7,347	$1,920,669
Net (loss)	$(740,618)	—	—	(740,618)	—	(740,618)
Other comprehensive income, net of tax	28,891	—	—	—	28,891	28,891
Total comprehensive (loss)	$(711,727)
Stock-based compensation, net of tax		1	1,273	—	—	1,274
Repurchase common stock		(14)	(39,969)	—	—	(39,983)
Cash dividends:
Common stock, $0.30 per share		—	—	(16,769)	—	(16,769)
Balance, March 31, 2020		$550	$1,190,381	$(73,705)	$36,238	$1,153,464
See accompanying notes.

	Comprehensive Income (Loss)	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, October 1, 2018		$589	$1,318,457	$553,014	$(31,509)	$1,840,551
Net income	$90,297	—	—	90,297	—	90,297
Other comprehensive income, net of tax	23,137	—	—	—	23,137	23,137
Total comprehensive income	$113,434
Stock-based compensation, net of tax		1	1,838	—	—	1,839
Repurchase common stock		(21)	(74,638)	—	—	(74,659)
Cash dividends:
Common stock, $0.50 per share		—	—	(28,771)	—	(28,771)
Balance, March 31, 2019		$569	$1,245,657	$614,540	$(8,372)	$1,852,394

Balance, October 1, 2019		$563	$1,228,714	$657,475	$13,497	$1,900,249
Net (loss)	$(697,344)	—	—	(697,344)	—	(697,344)
Other comprehensive income, net of tax	22,741	—	—	—	22,741	22,741
Total comprehensive (loss)	$(674,603)
Cumulative effect adjustment related to ASU adoption ¹		—	—	(182)	—	(182)
Stock-based compensation, net of tax		1	1,636	—	—	1,637
Repurchase of common stock		(14)	(39,969)	—	—	(39,983)
Cash dividends:
Common stock, $0.60 per share		—	—	(33,654)	—	(33,654)
Balance, March 31, 2020		$550	$1,190,381	$(73,705)	$36,238	$1,153,464
¹ Related to the Company's adoption of ASU 2016-02 and subsequent related ASUs on October 1, 2019. See Note 2, "New Accounting Pronouncements," for additional information.

9-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended March 31,
	2020	2019
Operating activities
Net (loss) income	$(697,344)	$90,297
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,373	5,916
Amortization of FDIC indemnification asset	641	853
Net loss on sale of securities and other assets	4,716	2,974
Net gain on sale of loans	(3,148)	(2,724)
Provision for loan and lease losses	79,898	12,888
Goodwill and intangible assets impairment	742,352	—
Provision for loan servicing rights loss	7	—
Stock-based compensation	1,637	1,839
Originations of residential real estate loans held for sale	(172,370)	(98,875)
Proceeds from sales of residential real estate loans held for sale	178,527	103,407
Net deferred income taxes	(48,238)	688
Changes in:
Accrued interest receivable	9,341	2,727
Other assets	(66,709)	22,116
Accrued interest payable and other liabilities	12,890	(27,768)
Net cash provided by operating activities	50,573	114,338
Investing activities
Purchase of securities available for sale	(413,887)	(541,872)
Proceeds from sales of securities available for sale	—	97,212
Proceeds from maturities of securities available for sale	234,077	94,926
Net increase in loans	(11,939)	(383,665)
(Payment) recovery of covered losses from FDIC indemnification claims	(43)	43
Purchase of premises and equipment	(3,861)	(5,953)
Proceeds from sale of premises and equipment	—	299
Proceeds from sale of repossessed property	12,368	6,593
Purchase of FHLB stock	(110,637)	(46,948)
Proceeds from redemption of FHLB stock	92,350	47,030
Net cash paid in business acquisition	(4,711)	—
Net cash used in investing activities	(206,283)	(732,335)
Financing activities
Net (decrease) increase in deposits	(121,163)	734,966
Net decrease in securities sold under agreements to repurchase and other short-term borrowings	(4,183)	(28,370)
Proceeds from FHLB advances and other long-term borrowings	650,000	465,000
Repayments on FHLB advances and other long-term borrowings	(190,000)	(465,000)
Common stock repurchased	(39,983)	(74,659)
Taxes paid related to net share settlement of equity awards	(1,295)	(1,227)
Dividends paid	(33,654)	(28,771)
Net cash provided by financing activities	259,722	601,939
Net increase (decrease) in cash and cash equivalents	104,012	(16,058)
Cash and cash equivalents, beginning of period	243,474	298,696
Cash and cash equivalents, end of period	$347,486	$282,638
Supplemental disclosure of cash flow information
Cash payments for interest	$56,613	$52,551
Cash payments for income taxes	$17,194	$19,113
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(7,507)	$(17,919)
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
Changes in Significant Accounting Policies
Pursuant to the Company's adoption of ASU 2016-02 and subsequent related ASUs as of October 1, 2019, the Company updated its accounting policy related to leases. See Note 12 for new disclosures and policy information related to the Company's leases. There were no other significant changes to the Company's accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019 that could have a material effect on the Company's consolidated financial statements.
Subsequent Events
The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements. Other than those described below, there were no material events or transactions that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.
In April 2020, the Company offered loans to customers that are guaranteed by the SBA under its PPP authorized under the CARES Act. The Company has provided approximately $600.0 million in loans to customers under this program. The Bank also received approval from the FRB to access the PPP Liquidity Facility to fund PPP loans if needed.
On April 30, 2020, the Board of Directors of the Company declared a dividend of $0.15 per common share payable on May 29, 2020 to stockholders of record as of close of business on May 15, 2020. With the many uncertainties of the COVID-19 pandemic, including the full impacts on the future financial results and operations of the Company, the Board of Directors determined a reduction to its regular quarterly dividend will help strengthen the Company's balance sheet and liquidity in light of the uncertainty surrounding the COVID-19 pandemic.
11-

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which addresses timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires institutions to measure all expected credit losses related to financial assets measured at amortized costs with an expected loss model based on historical experience, current conditions and reasonable and supportable forecasts relevant to affect the collectability of the financial assets, which is referred to as the current expected credit loss model. ASU 2016-13 requires enhanced disclosures, including qualitative and quantitative requirements, to help understand significant estimates and judgments used in estimating credit losses, as well as provide additional information about the amounts recorded in the financial statements. From November 2018 through February 2020, the FASB issued ASUs which made technical corrections and improvements to the previous ASU issued (ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments, Credit Losses; ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses; and ASU 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)). The ASUs require the use of the modified retrospective approach for adoption. These ASUs will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The Company continues to make progress on its implementation plan including continuing to work through finalizing processes, controls and an independent model validation and we are on track to adopt as required on October 1, 2020. The Company is currently
12-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
evaluating the potential impact on the consolidated financial statements; however, since the magnitude of the anticipated change in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for a limited time period to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective for entities with contracts, including derivative contracts, that reference LIBOR or some other reference rate that are expected to be discontinued. For the Company's cash flow hedges, ASU 2020-04 allows: (i) an entity to change the reference rate without having to designate the hedging relationship; (ii) for cash flow hedges in which the designated hedged risk is LIBOR, allows an entity to assert that it remains probable that the hedged forecasted transaction will occur; and (iii) allows an entity to change the designated method used to assess hedge effectiveness and simplifies or temporarily suspends the assessment of hedge effectiveness for hedging relationships. ASU 2020-04 must be applied prospectively and was effective immediately upon issuance and remains effective through December 31, 2022. The Company is currently evaluating the impact that adopting this new accounting standard will have on the consolidated financial statements.
3. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of March 31, 2020
U.S. Treasury securities	$69,629	$954	$—	$70,583
Mortgage-backed securities:
Government National Mortgage Association	566,747	11,340	(733)	577,354
Federal Home Loan Mortgage Corporation	556,535	15,747	(731)	571,551
Federal National Mortgage Association	386,996	15,337	(27)	402,306
Small Business Assistance Program	300,498	5,725	(42)	306,181
States and political subdivision securities	60,511	517	(27)	61,001
Other	1,006	45	—	1,051
Total	$1,941,922	$49,665	$(1,560)	$1,990,027

13-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2019
U.S. Treasury securities	$94,178	$599	$(32)	$94,745
Mortgage-backed securities:
Government National Mortgage Association	501,139	3,374	(3,027)	501,486
Federal Home Loan Mortgage Corporation	463,974	8,840	(770)	472,044
Federal National Mortgage Association	322,340	5,409	(398)	327,351
Small Business Assistance Program	316,502	3,674	(154)	320,022
States and political subdivision securities	66,145	494	(116)	66,523
Other	1,006	31	—	1,037
Total	$1,765,284	$22,421	$(4,497)	$1,783,208
The amortized cost and approximate fair value of debt securities available for sale as of March 31, 2020 and September 30, 2019, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalty.

	March 31, 2020		September 30, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$82,615	$83,577	$58,377	$58,343
Due after one year through five years	35,858	36,102	89,836	90,601
Due after five years through ten years	11,667	11,905	12,110	12,324
Due after ten years	—	—	—	—
	130,140	131,584	160,323	161,268
Mortgage-backed securities	1,810,776	1,857,392	1,603,955	1,620,903
Securities without contractual maturities	1,006	1,051	1,006	1,037
Total	$1,941,922	$1,990,027	$1,765,284	$1,783,208
Proceeds from sales of securities available for sale were $0.0 million for both the three and six months ended March 31, 2020. Proceeds from the sales of securities available for sale were $0.0 million and $97.2 million for the three and six months ended March 31, 2019, respectively. No gross gains (pre-tax) were realized on the sales for the three and six months ended March 31, 2020 and 2019, using the specific identification method. Nominal gross losses (pre-tax) were realized on the sales for the three months ended March 31, 2020 and 2019, and nominal and $0.5 million gross losses (pre-tax) were realized on the sales for the six months ended March 31, 2020 and 2019, respectively, using the specific identification method. The Company recognized no other-than-temporary impairment for the three and six months ended March 31, 2020 and 2019.
Securities with an estimated fair value of approximately $918.8 million and $863.9 million at March 31, 2020 and September 30, 2019, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required by contractual obligation or law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 12% and 36% of the Company’s investment portfolio at estimated fair value at March 31, 2020 and September 30, 2019, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more-likely-than-not the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired at March 31, 2020 or September 30, 2019.
14-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of March 31, 2020
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	30,374	(189)	207,955	(1,344)	238,329	(1,533)
States and political subdivision securities	—	—	9,242	(27)	9,242	(27)
Other	—	—	—	—	—	—
Total	$30,374	$(189)	$217,197	$(1,371)	$247,571	$(1,560)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2019
U.S. Treasury securities	$—	$—	$44,729	$(32)	$44,729	$(32)
Mortgage-backed securities	94,612	(205)	474,979	(4,144)	569,591	(4,349)
States and political subdivision securities	—	—	23,693	(116)	23,693	(116)
Other	—	—	—	—	—	—
Total	$94,612	$(205)	$543,401	$(4,292)	$638,013	$(4,497)
As of March 31, 2020 and September 30, 2019, the Company had 58 and 169 securities, respectively, in an unrealized loss position.
4. Loans
The following table presents the composition of loans as of March 31, 2020 and September 30, 2019.

	March 31, 2020	September 30, 2019
	(dollars in thousands)
Commercial real estate	$5,222,819	$5,092,410
Agriculture	1,881,792	2,008,644
Commercial non-real estate	1,699,197	1,719,956
Residential real estate	820,759	812,208
Consumer	52,640	51,925
Other	39,908	47,541
Ending balance	9,717,115	9,732,684
Less: Unamortized discount on acquired loans	(10,468)	(13,655)
Unearned net deferred fees and costs and loans in process	(13,352)	(12,266)
Total	$9,693,295	$9,706,763
The loan segments above include loans covered by a FDIC non-commercial loss sharing agreement totaling $29.7 million and $31.9 million as of March 31, 2020 and September 30, 2019, respectively, residential real estate loans held for sale totaling $4.3 million and $7.4 million at March 31, 2020 and September 30, 2019, respectively, and $792.1 million and $813.0 million of loans accounted for at fair value at March 31, 2020 and September 30, 2019, respectively.
Unearned net deferred fees and costs totaled $13.7 million and $13.9 million as of March 31, 2020 and September 30, 2019, respectively. Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $(0.4) million and $(1.6) million at March 31, 2020 and September 30, 2019, respectively.
Loans guaranteed by agencies of the U.S. government totaled $146.2 million and $154.2 million at March 31, 2020 and September 30, 2019, respectively.
15-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Principal balances of residential real estate loans sold totaled $68.4 million and $46.8 million for the three months ended March 31, 2020 and 2019, respectively, and $175.4 million and $100.7 million for the six months ended March 31, 2020 and 2019, respectively.
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
The following table presents the Company’s nonaccrual loans at March 31, 2020 and September 30, 2019, excluding ASC 310-30 loans. Loans greater than 90 days past due and still accruing interest as of March 31, 2020 and September 30, 2019, were $2.3 million and $11.2 million, respectively.

	March 31, 2020	September 30, 2019
	(dollars in thousands)
Nonaccrual loans
Commercial real estate	$41,541	$14,973
Agriculture	143,198	77,880
Commercial non-real estate	21,334	9,502
Residential real estate	4,437	2,661
Consumer	97	74
Total	$210,607	$105,090
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
The following table presents the composition of the loan portfolio by internally assigned grade as of March 31, 2020 and September 30, 2019. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $792.1 million at March 31, 2020 and $813.0 million at September 30, 2019.

As of March 31, 2020	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate ¹	Consumer ¹	Other	Total
	(dollars in thousands)
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$4,478,193	$1,157,671	$1,431,706	$776,696	$51,657	$39,908	$7,935,831
Watchlist	104,941	229,606	28,859	986	728	—	365,120
Substandard	132,937	345,674	92,849	10,694	122	—	582,276
Doubtful	51	1,437	99	16	4	—	1,607
Loss	—	—	—	—	—	—	—
Ending balance	4,716,122	1,734,388	1,553,513	788,392	52,511	39,908	8,884,834
Loans covered by a FDIC loss sharing agreement	—	—	—	29,691	—	—	29,691
Total	$4,716,122	$1,734,388	$1,553,513	$818,083	$52,511	$39,908	$8,914,525
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

Past Due Loans
The following table presents the Company’s past due loans at March 31, 2020 and September 30, 2019. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $792.1 million at March 31, 2020 and $813.0 million at September 30, 2019.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
	(dollars in thousands)
As of March 31, 2020
Commercial real estate	$25,351	$4,056	$13,752	$43,159	$4,672,963	$4,716,122
Agriculture	30,196	10,160	60,176	100,532	1,633,856	1,734,388
Commercial non-real estate	2,538	956	20,497	23,991	1,529,522	1,553,513
Residential real estate	3,702	252	2,550	6,504	781,888	788,392
Consumer	42	5	29	76	52,435	52,511
Other	—	—	—	—	39,908	39,908
Ending balance	61,829	15,429	97,004	174,262	8,710,572	8,884,834
Loans covered by a FDIC loss sharing agreement	1,201	319	757	2,277	27,414	29,691
Total	$63,030	$15,748	$97,761	$176,539	$8,737,986	$8,914,525

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
	(dollars in thousands)
As of September 30, 2019
Commercial real estate	$3,587	$570	$2,475	$6,632	$4,566,452	$4,573,084
Agriculture	13,411	1,267	33,089	47,767	1,806,772	1,854,539
Commercial non-real estate	3,932	120	4,424	8,476	1,561,739	1,570,215
Residential real estate	311	676	939	1,926	775,086	777,012
Consumer	61	110	7	178	51,580	51,758
Other	—	—	—	—	47,541	47,541
Ending balance	21,302	2,743	40,934	64,979	8,809,170	8,874,149
Loans covered by a FDIC loss sharing agreement	536	410	331	1,277	30,614	31,891
Total	$21,838	$3,153	$41,265	$66,256	$8,839,784	$8,906,040
17-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Impaired Loans
The following table presents the Company’s impaired loans. This table excludes purchased credit impaired loans and loans measured at fair value with changes in fair value reported in earnings of $792.1 million at March 31, 2020 and $813.0 million at September 30, 2019.

	March 31, 2020			September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)
Impaired loans:
With an allowance recorded:
Commercial real estate	$60,619	$61,828	$7,020	$26,003	$26,297	$4,159
Agriculture	35,013	36,267	8,136	98,392	104,350	8,234
Commercial non-real estate	34,227	37,737	8,601	21,331	21,777	6,062
Residential real estate	5,426	5,923	2,115	3,829	4,311	1,795
Consumer	125	133	36	207	214	97
Total impaired loans with an allowance recorded	135,410	141,888	25,908	149,762	156,949	20,347
With no allowance recorded:
Commercial real estate	72,060	110,873	—	28,272	66,631	—
Agriculture	312,866	331,126	—	231,087	255,308	—
Commercial non-real estate	59,250	67,488	—	21,579	31,414	—
Residential real estate	5,475	7,870	—	3,290	5,454	—
Consumer	2	110	—	1	108	—
Total impaired loans with no allowance recorded	449,653	517,467	—	284,229	358,915	—
Total impaired loans	$585,063	$659,355	$25,908	$433,991	$515,864	$20,347
The following table presents the average recorded investment on impaired loans and interest income recognized on impaired loans for the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31,				Six Months Ended March 31,
	2020		2019		2020		2019
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(dollars in thousands)
Commercial real estate	$112,623	$1,287	$34,475	$345	$93,174	$3,666	$36,616	$697
Agriculture	369,598	4,784	151,021	2,203	356,225	13,301	146,423	3,202
Commercial non-real estate	97,672	1,531	22,556	312	79,418	4,401	22,731	678
Residential real estate	10,904	127	6,724	93	9,642	393	6,711	182
Consumer	139	3	237	6	162	4	212	11
Total	$590,936	$7,732	$215,013	$2,959	$538,621	$21,765	$212,693	$4,770
Valuation adjustment reductions made to repossessed properties totaled $4.8 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Valuation adjustment reductions made to repossessed properties totaled $4.8 million and $2.0 million for the six months ended March 31, 2020 and 2019, respectively. The adjustments are included in net loss on repossessed property and other related expenses in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are TDRs that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan and lease losses for TDRs were $6.9 million and $10.3 million at March 31, 2020 and September 30, 2019, respectively. There were $0.1 million and $0.2 million of commitments to lend additional funds to borrowers whose loans were modified in a TDR as of March 31, 2020 and September 30, 2019, respectively.
18-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the recorded value of the Company’s TDR balances as of March 31, 2020 and September 30, 2019.

	March 31, 2020		September 30, 2019
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Commercial real estate	$19,843	$3,088	$17,145	$904
Agriculture	11,838	20,357	22,929	24,762
Commercial non-real estate	9,402	4,465	4,398	4,257
Residential real estate	294	92	263	102
Consumer	5	40	107	48
Total	$41,382	$28,042	$44,842	$30,073
TDRs are generally restructured through either a rate modification, term extension, payment modification or due to a bankruptcy. The following table presents a summary of all accruing loans restructured in TDRs for the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31,						Six Months Ended March 31,
	2020			2019			2020			2019
		Recorded Investment			Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Commercial real estate	1	$2,879	$2,879	—	$—	$—	1	$2,879	$2,879	—	$—	$—
Agriculture	2	993	993	—	—	—	2	993	993	—	—	—
Commercial non-real estate	2	3,952	3,952	—	—	—	4	5,096	5,096	—	—	—
Residential real estate	1	50	50	—	—	—	1	50	50	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	1	89	89
Total accruing	6	$7,874	$7,874	—	$—	$—	8	$9,018	$9,018	1	$89	$89
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—	—	—	—
The following table presents a summary of all nonaccruing loans restructured in TDRs for the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31,						Six Months Ended March 31,
	2020			2019			2020			2019
		Recorded Investment			Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Commercial real estate	—	$—	$—	—	$—	$—	1	$2,216	$2,216	—	$—	$—
Agriculture	—	—	—	—	—	—	10	1,455	1,455	—	—	—
Commercial non-real estate	—	—	—	—	—	—	2	830	830	—	—	—
Residential real estate	—	—	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—	—	—
Total nonaccruing	—	$—	$—	—	$—	$—	13	$4,501	$4,501	—	$—	$—
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—	—	—	—
19-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default for the three and six months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,				Six Months Ended March 31,
	2020		2019		2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate	—	$—	—	$—	—	$—	—	$—
Agriculture	17	2,106	—	—	19	11,180	—	—
Commercial non-real estate	—	—	—	—	1	2,834	—	—
Residential real estate	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	17	$2,106	—	$—	20	$14,014	—	$—
For purposes of the table above, a loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. There were $0.3 million and $0.0 million for the three months ended March 31, 2020 and 2019, respectively, and $0.3 million and $0.0 million for the six months ended March 31, 2020 and 2019, respectively, of loans removed from TDR status as they were restructured at market terms and are performing.
5. Allowance for Loan and Lease Losses
The allowance for loan and lease losses under the incurred loss model is determined based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies, and other credit risk indicators, which are inherently subjective. The Company considers the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. In addition, consideration is given to concentration risks associated with the various loan portfolios, current economic conditions and other environmental factors that might impact the portfolio. The Company also considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry, or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions under an incurred loss model and macroeconomic factors, such as changes in unemployment rates, gross domestic product, and consumer bankruptcy filings.
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
20-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following tables present the Company’s allowance for loan and lease losses roll forward for the three and six months ended March 31, 2020 and 2019.

Three Months Ended March 31, 2020	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance, January 1, 2020	$17,462	$32,029	$17,389	$4,620	$288	$993	$72,781
Charge-offs	(1,417)	(4,522)	(3,577)	(118)	(25)	(707)	(10,366)
Recoveries	114	1,305	59	147	28	87	1,740
Provision	48,285	714	17,895	3,602	465	738	71,699
(Improvement) impairment of ASC 310-30 loans	(30)	—	—	105	21	—	96
Ending balance, March 31, 2020	$64,414	$29,526	$31,766	$8,356	$777	$1,111	$135,950

Three Months Ended March 31, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance, January 1, 2019	$16,348	$31,785	$12,093	$4,611	$430	$926	$66,193
Charge-offs	(75)	(5,767)	(110)	(310)	(85)	(249)	(6,596)
Recoveries	162	199	104	125	44	99	733
Provision	(855)	7,508	962	(344)	(15)	150	7,406
Impairment of ASC 310-30 loans	23	—	—	244	—	—	267
Ending balance, March 31, 2019	$15,603	$33,725	$13,049	$4,326	$374	$926	$68,003

Six Months Ended March 31, 2020	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance, October 1, 2019	$16,827	$30,819	$17,567	$4,095	$427	$1,039	$70,774
Charge-offs	(1,454)	(9,128)	(5,059)	(287)	(45)	(1,060)	(17,033)
Recoveries	234	1,408	172	312	48	137	2,311
Provision	48,857	6,692	19,086	3,794	326	995	79,750
(Improvement) impairment of ASC 310-30 loans	(50)	(265)	—	442	21	—	148
Ending balance, March 31, 2020	$64,414	$29,526	$31,766	$8,356	$777	$1,111	$135,950

Six Months Ended iMarch 31, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance, October 1, 2018	$16,777	$28,121	$13,610	$4,749	$257	$1,026	$64,540
Charge-offs	(946)	(7,028)	(1,471)	(642)	(334)	(394)	(10,815)
Recoveries	259	357	228	287	128	131	1,390
Provision	(68)	12,275	682	(369)	323	163	13,006
(Improvement) impairment of ASC 310-30 loans	(419)	—	—	301	—	—	(118)
Ending balance, March 31, 2019	$15,603	$33,725	$13,049	$4,326	$374	$926	$68,003

21-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance as of March 31, 2020 and September 30, 2019. These tables are presented net of unamortized discount on acquired loans and excludes loans of $792.1 million measured at fair value, loans held for sale of $4.3 million, and guaranteed loans of $138.0 million for March 31, 2020 and loans measured at fair value of $813.0 million, loans held for sale of $7.4 million, and guaranteed loans of $145.9 million for September 30, 2019.

As of March 31, 2020	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$7,020	$8,136	$8,601	$2,115	$36	$—	$25,908
Collectively evaluated for impairment	57,285	21,390	23,136	5,747	720	1,111	109,389
ASC 310-30 loans	109	—	29	494	21	—	653
Total allowance	$64,414	$29,526	$31,766	$8,356	$777	$1,111	$135,950
Financing Receivables
Individually evaluated for impairment	$132,679	$347,879	$93,477	$10,901	$127	$—	$585,063
Collectively evaluated for impairment	4,486,167	1,365,625	1,415,903	774,083	52,001	39,908	8,133,687
ASC 310-30 loans	21,611	2,970	178	28,263	383	—	53,405
Loans Outstanding	$4,640,457	$1,716,474	$1,509,558	$813,247	$52,511	$39,908	$8,772,155

As of September 30, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$4,159	$8,234	$6,062	$1,795	$97	$—	$20,347
Collectively evaluated for impairment	12,509	22,320	11,476	2,188	330	1,039	49,862
ASC 310-30 loans	159	265	29	112	—	—	565
Total allowance	$16,827	$30,819	$17,567	$4,095	$427	$1,039	$70,774
Financing Receivables
Individually evaluated for impairment	$54,275	$329,479	$42,910	$7,119	$208	$—	$433,991
Collectively evaluated for impairment	4,418,611	1,501,164	1,480,949	763,645	51,112	47,541	8,263,022
ASC 310-30 loans	22,124	2,756	221	30,280	438	—	55,819
Loans Outstanding	$4,495,010	$1,833,399	$1,524,080	$801,044	$51,758	$47,541	$8,752,832
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
The ALLL for ASC 310-30 loans totaled $0.7 million and $0.6 million at March 31, 2020 and September 30, 2019, respectively. For both the three and six months ended March 31, 2020, loan pools accounted for under ASC 310-30 had a net impairment of provision of $0.1 million. For the three and six months ended March 31, 2019, loan pools accounted for under ASC 310-30 had a net impairment of $0.3 million and a net reversal of provision of $0.1 million, respectively.
The reserve for unfunded loan commitments was $1.1 million and $0.5 million at March 31, 2020 and September 30, 2019, respectively and is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
22-

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
The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(dollars in thousands)
Balance, beginning of period	$21,130	$35,493	$26,047	$34,973
Accretion	(1,753)	(2,188)	(3,693)	(4,343)
Reclassification (to) from nonaccretable difference	(37)	375	(3,014)	3,050
Balance, end of period	$19,340	$33,680	$19,340	$33,680
The reclassifications (to) from nonaccretable difference noted in the table above represent instances where specific pools of loans are expected to perform better over the remaining lives of the loans than expected at the prior re-assessment date.
The following table provides purchased credit impaired loans at March 31, 2020 and September 30, 2019.

	March 31, 2020			September 30, 2019
	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³
	(dollars in thousands)
Commercial real estate	$88,443	$21,611	$21,502	$90,295	$22,124	$21,965
Agriculture	4,259	2,970	2,970	4,462	2,756	2,491
Commercial non-real estate	7,072	178	149	7,190	221	192
Residential real estate	32,947	28,263	27,769	35,413	30,280	30,168
Consumer	441	383	362	493	438	438
Total lending	$133,162	$53,405	$52,752	$137,853	$55,819	$55,254
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
23-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table represents a summary of the activity related to the FDIC indemnification asset for the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(dollars in thousands)
Balance, beginning of period	$832	$1,950	$1,079	$2,502
Amortization	(390)	(360)	(641)	(853)
Changes in expected reimbursements from FDIC for changes in expected credit losses	—	(13)	—	(13)
Changes in reimbursable expenses	—	(16)	—	(41)
Payments (reimbursements) of covered losses to (from) the FDIC	39	(9)	43	(43)
Balance, end of period	$481	$1,552	$481	$1,552
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
The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by the Company as of March 31, 2020 and September 30, 2019.

	March 31, 2020			September 30, 2019
	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps
Financial institution counterparties	$1,279,918	$—	$(68,412)	$1,259,765	$35	$(38,755)
Customer counterparties	574,453	83,802	—	499,643	48,652	—
Interest rate caps
Financial institution counterparties	3,438	4	—	100	2	—
Customer counterparties	3,438	—	(4)	100	—	(2)
Risk participation agreements	78,194	—	(593)	56,833	—	(58)
Mortgage loan commitments	170,012	636	—	56,665	—	(11)
Mortgage loan forward sale contracts	166,683	—	(636)	61,872	11	—
Total	$2,276,136	$84,442	$(69,645)	$1,934,978	$48,700	$(38,826)
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
24-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide information on the Company's netting adjustments as of March 31, 2020 and September 30, 2019.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
As of March 31, 2020
Total Derivative Assets	$84,442	$(6,922)	$21,203	$98,723
Total Derivative Liabilities ¹	(69,645)	6,922	62,083	(640)
[1] There was an additional $23.6 million of collateral held for initial margin with a Futures Clearing Merchant for clearing derivatives at March 31, 2020 and is included in other assets in the consolidated balance sheets.

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
The effect of derivatives on the consolidated statements of income for the three and six months ended March 31, 2020 and 2019 was as follows.

		Amount of Loss Recognized in Consolidated Statements of Income
		Three Months Ended March 31,		Six Months Ended March 31,
	Location of Loss Recognized in Consolidated Statements of Income	2020	2019	2020	2019
		(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps and other derivatives	Net realized and unrealized loss on derivatives	$(50,214)	$(11,032)	$(36,698)	$(29,348)
Mortgage loan commitments	Net realized and unrealized loss on derivatives	620	9	648	21
Mortgage loan forward sale contracts	Net realized and unrealized loss on derivatives	(620)	(9)	(648)	(21)

25-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
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
Long-term loans for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $57.5 million at March 31, 2020 and a net favorable difference of approximately $34.2 million at September 30, 2019. The total unpaid principal balance of these long-term loans was approximately $734.6 million and $778.8 million at March 31, 2020 and September 30, 2019, respectively. The fair value of these loans is included in total loans in the consolidated balance sheets and are grouped with commercial real estate, agricultural and commercial non-real estate loans in Note 4. As of March 31, 2020 and September 30, 2019, there were loans with a fair value of $9.1 million and $16.5 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $12.1 million and $17.8 million, respectively.
Changes in fair value for items for which the fair value option has been elected were an increase in fair value of $35.5 million and $20.6 million for the three and six months ended March 31, 2020, respectively, and an increase in fair value of $14.0 million and $33.2 million for the three and six months ended March 31, 2019, respectively. These changes in fair value are reported in noninterest income (loss) within the consolidated statements of income.
For long-term loans, $10.5 million and $12.7 million for the three and six months ended March 31, 2020, respectively, and $0.4 million and $0.8 million for the three and six months ended March 31, 2019, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
10. Goodwill
The following table presents the Company's carrying amount of goodwill as of March 31, 2020 and September 30, 2019.

	March 31, 2020	September 30, 2019
	(dollars in thousands)
Balance, beginning of period	$739,023	$739,023
Goodwill acquired during the period	1,539	—
Goodwill impairment during the period	(740,562)	—
Balance, end of period	$—	$739,023
In accordance with ASC 350-20, the Company conducts a goodwill impairment test at least annually, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value below its carrying amount. In the second quarter of fiscal year 2020, the onset of the COVID-19 pandemic prompted the Company to assess qualitative and quantitative factors to determine whether it was more-likely-than-not the fair value of the Company was less than the carrying amount.
The Company assessed relevant events and circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance, changes in the composition or carrying amount of assets and liabilities, the market price of the Company's common stock and other relevant facts. The Company performed both a market capitalization approach and a discounted cash flow approach to determine the fair value of the Company. As a result of the analysis, the Company recognized a goodwill impairment charge of $740.6 million for both the three and six months ended March 31, 2020. No goodwill impairment charge was recognized for the three and six months ended March 31, 2019.
26-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
11. Core Deposits and Other Intangibles
The following table presents a summary of intangible assets subject to amortization as of March 31, 2020 and September 30, 2019.

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Other Intangible	Total
	(dollars in thousands)
As of March 31, 2020
Gross carrying amount	$7,339	$—	$3,172	$538	$11,049
Accumulated amortization	(3,933)	—	(122)	(291)	(4,346)
Net intangible assets	$3,406	$—	$3,050	$247	$6,703
As of September 30, 2019
Gross carrying amount	$7,339	$8,464	$—	$538	$16,341
Accumulated amortization	(3,518)	(6,392)	—	(257)	(10,167)
Net intangible assets	$3,821	$2,072	$—	$281	$6,174
Amortization expense of intangible assets were $0.4 million and $0.9 million for the three and six months ended March 31, 2020, respectively, and $0.4 million and $0.8 million for the three and six months ended March 31, 2019, respectively.
In the second quarter of fiscal year 2020, the onset of the COVID-19 pandemic prompted the Company to assess its intangible assets for impairment. The Company believed the brand intangible asset was closely aligned with the goodwill of the Company, which was determined to be impaired as of March 31, 2020. As a result, the Company recognized an intangible asset impairment of $1.8 million for both the three and six months ended March 31, 2020. No intangible asset impairment charge was recognized for the three and six months ended March 31, 2019.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2020	$538
2021	1,014
2022	929
2023	831
2024	742
2025 and thereafter	2,649
Total	$6,703

12. Leases
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
The Company leases certain branch and corporate offices, land and ATM facilities through operating leases with terms typically ranging from 1 to 15 years, with the longest term having a lease expiration of March 31, 2034. The Company has no significant financing leases as of March 31, 2020.
27-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes the ROU asset and lease liability as of March 31, 2020.

March 31, 2020
(dollars in thousands)
ROU asset	$23,143
Total lease liability	24,036
Weighted average remaining lease term	6.7 years
Weighted average discount rate ¹	1.98%
[1] The Company uses its incremental borrowing rate to calculate the present value of lease payments when the interest rate implicit in the lease is not disclosed.
Total lease expense incurred by the Company was $1.9 million and $3.6 million for the three and six months ended March 31, 2020, respectively, principally made up of contractual lease payments for operating leases.
As of March 31, 2020, the Company had no operating leases that had not yet commenced.
The following table presents supplemental cash flow information related to leases for the three and six months ended March 31, 2020:

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
	(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$1,416	$2,826
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$5,007	$5,631
The following table presents a maturity analysis of the Company's operating lease liability as of March 31, 2020.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2020	$2,832
2021	4,741
2022	4,049
2023	3,580
2024	3,072
2025 and thereafter	7,500
Total undiscounted lease payments	25,774
Less: Amounts representing interest	(1,738)
Lease liability	$24,036
13. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $81.4 million and $94.7 million and fair value of approximately $83.0 million and $94.4 million at March 31, 2020 and September 30, 2019, respectively. In most cases, in alignment with the repurchase agreements in place with customers, the Company over-collateralizes the agreements at 102% of total funds borrowed to protect the purchaser from changes in market value. Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered.
The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at March 31, 2020 and September 30, 2019.

	March 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$64,809	$—	$—	$—	$64,809
Total repurchase agreements	$64,809	$—	$—	$—	$64,809
28-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$68,992	$—	$—	$—	$68,992
Total repurchase agreements	$68,992	$—	$—	$—	$68,992

14. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at March 31, 2020 and September 30, 2019.

	March 31, 2020	September 30, 2019
	(dollars in thousands)
Short-term borrowings:
Notes payable to FHLB, interest rates from 0.37% to 0.74%, maturing in April 2020 and May 2020	$400,000	$—
FHLB fed funds advance, interest rate of 0.35%, matured in April 2020	75,000	15,000
Long-term borrowings:
Notes payable to FHLB, interest rates from 2.36% to 3.66% and maturity dates from March 2021 to September 2024 collateralized by real estate loans, with various call dates at the option of the FHLB	325,000	325,000
Total	$800,000	$340,000
As of March 31, 2020 and September 30, 2019, the Company had a borrowing capacity of $1.23 billion and $1.44 billion, respectively, with the FRB Discount Window. Principal balances of loans pledged to FRB Discount Window to collateralize the borrowing totaled $1.48 billion at March 31, 2020 and $1.72 billion at September 30, 2019. The Company has secured this line for contingency funding.
As of March 31, 2020 and September 30, 2019, based on its collateral pledged, the additional borrowing capacity of the Company with the FHLB was $1.46 billion and $1.80 billion, respectively.
Principal balances of loans pledged to the FHLB to collateralize notes payable totaled $4.11 billion and $4.20 billion at March 31, 2020 and September 30, 2019, respectively. The Company purchased letters of credit from the FHLB to pledge as collateral on public deposits. The amount outstanding was $0.0 million and $170.0 million at March 31, 2020 and September 30, 2019, respectively. The Company had additional letters of credit from the FHLB of $14.5 million and $14.9 million at March 31, 2020 and September 30, 2019, respectively, for other purposes.
As of March 31, 2020, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2020	$475,000
2021	120,000
2022	60,000
2023	85,000
2024	60,000
2025 and thereafter	—
Total	$800,000

29-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
15. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has seven trusts which were created or assumed as part of prior acquisitions that as of March 31, 2020 have 73,400 shares in the aggregate issued and outstanding, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities"). These seven trusts were established and exist for the sole purpose of issuing Preferred Securities and investing the proceeds in junior subordinated deferrable interest debentures ("Debentures") issued by the Company. The Debentures constitute the sole assets of the seven trusts. The Preferred Securities provide for cumulative cash distributions calculated at a rate based on three month LIBOR plus a range from 1.48% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock, but not beyond the respective maturity date. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for all seven Preferred Securities as the initial call option date has passed. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's common and preferred stock. The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes, the Debentures qualify as elements of capital. As of March 31, 2020 and September 30, 2019, Debentures, net of fair value adjustment, of $73.8 million and $73.7 million, respectively, were eligible for treatment as Tier 1 capital.
Relating to the trusts, the Company held as assets $2.5 million in common shares at March 31, 2020 and September 30, 2019, which are included in other assets on the consolidated balance sheets.
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under Capital Rules in effect at March 31, 2020, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, which commenced on February 15, 2016 until August 15, 2020, or the date of earlier redemption, and then from August 15, 2020 to the stated maturity date or earlier redemption, the notes will bear interest at a rate per annum equal to three month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except upon certain events of bankruptcy, insolvency or reorganization. Unamortized debt issuance costs related to these notes, which are included in Subordinated Debentures and Subordinated Notes Payable, were negligible and $0.1 million at March 31, 2020 and September 30, 2019, respectively. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.
30-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Subordinated debentures and subordinated notes payable are summarized as follows.

	March 31, 2020		September 30, 2019
	Amount Outstanding	Common Shares Held in Other Assets	Amount Outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to non-consolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	5,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	75,920	$2,520
Less: fair value adjustment ¹	(2,155)		(2,223)
Total junior subordinated debentures payable, net of fair value adjustment	73,765		73,697
Subordinated notes payable
Fixed to floating rate, 4.875% per annum	35,000		35,000
Less: unamortized debt issuance costs	(25)		(61)
Total subordinated notes payable	34,975		34,939
Total subordinated debentures and subordinated notes payable	$108,740		$108,636
[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.

16. Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan ("401(k) Plan"). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $1.6 million and $3.3 million to the 401(k) Plan for the three and six months ended March 31, 2020, respectively, and $1.1 million and $2.9 million for the three and six months ended March 31, 2019, respectively.
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
31-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Stock compensation is recognized based on the number of awards to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of income. Stock compensation expense was $1.3 million and $2.9 million for the three and six months ended March 31, 2020, respectively, and $1.4 million and $3.1 million for the three and six months ended March 31, 2019, respectively. Related income tax benefits recognized were $0.3 million and $0.7 million for the three and six months ended March 31, 2020, respectively and $0.4 million and $0.8 million for the three and six months ended March 31, 2019, respectively.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of March 31, 2020 and September 30, 2019. The number of performance shares granted in the following table are reflected at the amount of achievement of the pre-established targets.

	March 31, 2020		September 30, 2019
	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted Shares
Restricted shares, beginning of fiscal year	190,805	$37.20	163,287	$37.86
Granted	134,185	32.34	106,753	37.27
Vested	(83,909)	38.61	(76,210)	38.64
Forfeited	(3,109)	36.61	(3,025)	38.67
Canceled	—	—	—	—
Restricted shares, end of period	237,972	$33.97	190,805	$37.20

Vested, but not issuable at end of period	62,992	$33.98	50,770	$33.88

Performance Shares
Performance shares, beginning of fiscal year	173,332	$38.50	175,196	$36.29
Granted	(48,753)	(49.22)	60,583	32.77
Vested	(54,861)	39.43	(59,937)	30.79
Forfeited	(3,732)	38.14	(2,510)	39.25
Canceled	—	—	—	—
Performance shares, end of period	65,986	$34.61	173,332	$38.50

Vested, but not issuable at end of period	5,612	$18.00	5,612	$18.00
As of March 31, 2020, there was $7.7 million of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a period of 2.7 years. The fair value of the vested, but not issued stock awards was $1.4 million and $1.9 million at March 31, 2020 and September 30, 2019, respectively.
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
32-

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
Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and classified as Level 2 securities. Level 2 securities include mortgage-backed, states and political subdivisions, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 securities were immaterial at March 31, 2020 and September 30, 2019.
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
33-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and September 30, 2019.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of March 31, 2020
U.S. Treasury securities	$70,583	$70,583	$—	$—
Mortgage-backed securities	1,857,392	—	1,857,392	—
States and political subdivision securities	61,001	—	57,015	3,986
Other	1,051	—	1,051	—
Total securities available for sale	$1,990,027	$70,583	$1,915,458	$3,986
Derivatives-assets	$98,723	$—	$98,723	$—
Derivatives-liabilities	640	—	640	—
Fair value loans	792,117	—	792,117	—
Loan servicing rights	1,863	—	—	1,863
As of September 30, 2019
U.S. Treasury securities	$94,745	$94,745	$—	$—
Mortgage-backed securities	1,620,903	—	1,620,903	—
States and political subdivision securities	66,523	—	62,403	4,120
Other	1,037	—	1,037	—
Total securities available for sale	$1,783,208	$94,745	$1,684,343	$4,120
Derivatives-assets	$58,534	$—	$58,534	$—
Derivatives-liabilities	13	—	13	—
Fair value loans	812,991	—	812,991	—
Loan servicing rights	2,255	—	—	2,255
The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(dollars in thousands)
Other securities available for sale
Balance, beginning of period	$3,986	$961	$4,120	$970
Additions	—	350	—	350
Principal paydown	—	—	(134)	(9)
Balance, end of period	$3,986	$1,311	$3,986	$1,311

Loan servicing rights
Balance, beginning of period	$2,054	$2,862	$2,255	$3,087
Realized and unrealized loss ¹	(191)	(188)	(392)	(413)
Balance, end of period	$1,863	$2,674	$1,863	$2,674
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
34-

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
The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and September 30, 2019.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of March 31, 2020
Other repossessed property	$21,486	$—	$—	$21,486
Impaired loans	559,155	—	—	559,155
Mortgage loans held for sale, at lower of cost or fair value	4,342	—	4,342	—
Property held for sale	706	—	—	706
As of September 30, 2019
Other repossessed property	$34,721	$—	$—	$34,721
Impaired loans	413,644	—	—	413,644
Mortgage loans held for sale, at lower of cost or fair value	7,351	—	7,351	—
Property held for sale	2,757	—	—	2,757
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at March 31, 2020 were as follows.

	Fair Value of Assets / (Liabilities) at March 31, 2020	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other repossessed property	$21,486	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	559,155	Appraisal value	Property specific adjustment	N/A	N/A
Property held for sale	706	Appraisal value	Property specific adjustment	N/A	N/A
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
35-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Fair values for on-balance sheet instruments as of March 31, 2020 and September 30, 2019 are as follows.

		March 31, 2020		September 30, 2019
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$347,486	$347,486	$243,474	$243,474
Loans, net, excluding fair valued loans, loans held for sale and impaired loans ¹	Level 3	8,337,681	8,498,042	8,472,777	8,533,612
Liabilities
Time deposits	Level 2	1,528,234	1,532,200	2,095,676	2,101,239
FHLB advances and other borrowings	Level 2	800,000	818,669	340,000	351,517
Securities sold under repurchase agreements	Level 2	64,809	64,809	68,992	68,992
Subordinated debentures and subordinated notes payable	Level 2	108,740	97,268	108,636	101,164
[1] Includes $13.7 million and $13.9 million of net deferred loan fees at March 31, 2020 and September 30, 2019, respectively, of which carrying value approximates fair value.

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
The following information was used in the computation of basic and diluted earnings per share (EPS) for the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
Net income	$(740,618)	$44,511	$(697,344)	$90,297

Weighted average common shares outstanding	55,906,002	56,994,817	56,141,816	57,484,838
Dilutive effect of stock based compensation	—	79,857	—	72,146
Weighted average common shares outstanding for diluted earnings per share calculation	55,906,002	57,074,674	56,141,816	57,556,984

Basic earnings per share	$(13.25)	$0.78	$(12.42)	$1.57
Diluted earnings per share	$(13.25)	$0.78	$(12.42)	$1.57
The Company had 5,037 and no shares of unvested performance stock as of March 31, 2020 and 2019, respectively, which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 63,076 and 67,971 shares of anti-dilutive stock awards outstanding as of March 31, 2020 and 2019, respectively.
20. Revenue Recognition
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
36-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(dollars in thousands)
Noninterest income
Service charges and other fees	$9,188	$10,209	$20,597	$21,897
Wealth management fees	3,122	2,117	6,086	4,358
Other	664	1,118	1,332	1,700
Noninterest income from contracts with customers within the scope of ASC Topic 606	12,974	13,444	28,015	27,955
Noninterest income within the scope of other GAAP Topics ¹	(13,057)	4,779	(12,365)	6,988
Total noninterest income	$(83)	$18,223	$15,650	$34,943
[1] The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's consolidated statements of income.

21. Acquisition Activity
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
The foregoing purchase price allocation on the acquisition is considered final and no subsequent adjustments to the purchase price allocation are expected. Goodwill related to this acquisition was not deductible for tax purposes. See Note 10 for additional disclosure regarding goodwill. The customer relationship intangible is being amortized over an estimated useful life of 13 years. See Note 11 for additional disclosure regarding intangible assets.
37-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The historical consolidated financial data discussed below reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, previously filed with the SEC. In addition to historical financial data, this discussion includes certain forward-looking statements regarding events and trends that may affect our future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. See "Cautionary Note Regarding Forward-Looking Statements." For a more complete discussion of the factors that could affect our future results, see "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
Any discrepancies included in this filing between totals and the sums of percentages and dollar amounts presented, or between rounded dollar amounts, are due to rounding.
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended March 31, 2020 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended March 31, 2019.
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
Impact and Response to COVID-19 Pandemic
We conduct business in nine states, including Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. Many of these states have placed or are considering placing significant restrictions on companies and individuals in March 2020 as a result of the COVID-19 pandemic. As a financial institution, we are considered an essential business and therefore continue to operate on a modified basis to comply with governmental restrictions and public health authority guidelines. Our bank lobbies are closed to the general public, although business is still being transacted through drive-up facilities, online, telephone or by appointment. Although we believe these arrangements will remain in effect until the restrictions are lifted by governmental authorities, we continue to operate and maintain our customer relationships. The health and safety of our employees and customers is a major concern to our management and every effort is being made to have employees work from home or, if working from one of our locations is required, to maintain appropriate social distancing and observe other health precautions.
38-

Through this time of disruption we have remained open for business supporting our customers while implementing our business continuity plan to mitigate the risks of the spread of COVID-19 to our employees and customers. As of April 24th, we have more than 750 employees working remotely from home with those still in the office appropriately spaced, 97% of our branches open with limited access, increased functionality of ATM, online banking and mobile channels, and processed 2,300 applications approved for Paycheck Protection Program loans totaling over $600.0 million. We have also taken such other actions as social distancing, restrictions on in-person meetings and conferences, Company travel restrictions and increased sanitary protocols. We believe these actions offer the best protection for our employees and customers, an enhance our ability to continue providing our banking services.
Financial results this quarter included several items linked to the impact of the COVID-19 pandemic. Most significantly, we recognized an impairment included in noninterest expense of $742.4 million, of which $622.4 million stemmed from goodwill related to the acquisition of Great Western Bank in 2008 by National Australia Bank, $118.2 million from goodwill related to subsequent acquisitions and $1.8 million from certain intangible assets, which were considered impaired given the market and valuation disruption during the quarter. The expense was offset in part by a related benefit from income taxes of $29.3 million.
In addition, the COVID-19 impacts included $73.8 million in several credit and other related charges for loan and other real estate reserves, including a $59.7 million charge for general allowance increases in provision expense under the incurred loss model, $7.1 million and $3.3 million of charges for fair value credit risk and derivative reserves in noninterest income, respectively, a $3.3 million write down on an OREO hotel property negatively impacted by COVID-19 pandemic travel restrictions, and $0.4 million of charges for the reserve on unfunded commitments in noninterest expenses. All of these pretax expenses are offset in part by a related benefit from income taxes of $17.2 million. See "—Non-GAAP Financial Measures" section in this document for further discussion of the above items. Our management believes additional increases in credit and other related charges could occur if the effects of the COVID-19 restrictions continue to negatively impact the loan portfolio.
Furthermore, the onset of the COVID-19 pandemic has significantly heightened the level of challenges, risks and uncertainties facing our Company and its operations, including the following:
•Market interest rates have declined significantly and these reductions, especially if prolonged, could adversely affect our net interest income, net interest margin and earnings;
•We anticipate a potential slowdown in demand for our products and services, including the demand for traditional loans, although we believe the decline will likely be offset due to the new volume of PPP loans under the CARES Act and other governmental programs established in response to the pandemic;
•The inability of our customers to meet their loan commitments and could result in increased risk of delinquencies, defaults, foreclosures, declining collateral values and ability of our borrowers to repay their loans resulting in losses to our Company;
•The COVID-19 pandemic restrictions have created significant volatility and disruption in the financial markets, and these conditions may require us to recognize an elevated level of other than temporary impairments on investment securities in our portfolio as issues of these securities are negatively impacted by the economic slowdown. Declines in fair value of investment securities in our portfolio could also reduce the unrealized gains reported as part of our consolidated comprehensive income (loss); and
•We and our Bank are required to comply with minimum capital and leverage requirements. Our capital strategy is primarily to maintain capital levels through the COVID-19 pandemic, and our Board of Directors could determine further future reductions or foregoing dividends in order to maintain and/or strengthen our capital and liquidity position.
Highlights for the Three and Six Months Ended March 31, 2020
Tier 1 capital, total capital and Tier 1 leverage ratios were 11.3%, 12.9% and 9.2%, respectively, at March 31, 2020, compared to 11.7%, 12.7% and 10.1%, respectively, at September 30, 2019. In addition, our Common Equity Tier 1 ratio was 10.6% and 11.0% at March 31, 2020 and September 30, 2019, respectively. Our tangible common equity to tangible assets ratio was 9.3% at March 31, 2020 and 9.6% at September 30, 2019. All regulatory capital ratios remain above regulatory minimums to be considered "well capitalized". For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
During the second quarter of fiscal year 2020, $40.0 million was deployed to repurchase and retire approximately 1.4 million shares of Company's common stock under the repurchase program authorized by the Board of Directors at an average price of $29.45. These purchases occurred prior to the onset of the COVID-19 pandemic. In early March 2020, the Company determined to indefinitely suspend additional buybacks within its remaining authorization to support the Federal Reserve Board in actions taken to moderate the impact of COVID-19 by maintaining strong capital levels and liquidity to support customers and other stakeholders.
39-

With the many uncertainties of the COVID-19 pandemic, including the full impacts on the future financial results and operations of the Company, the Board of Directors has determined to reduce its regular quarterly dividend for the quarter ending March 31, 2020 to $0.15 per common share. The reduced dividend will help strengthen the Company's balance sheet and liquidity in light of the uncertainty surrounding the COVID-19 pandemic. The dividend will be payable on May 29, 2020 to stockholders of record as of close of business on May 15, 2020. The aggregate dividend payment will be approximately $8.3 million. The Board of Directors will continue to evaluate the impacts of the COVID-19 pandemic and the appropriateness of declaring future dividends throughout the year.
Net loss was $740.6 million, or $(13.25) per diluted share, for the second quarter of fiscal year 2020, compared to net income of $44.5 million, or $0.78 per diluted share, for the same period in fiscal year 2019, a decrease of $785.1 million. Adjusted net income which excludes the COVID-19 pandemic impact on goodwill, certain intangible assets and credit and other related charges, was $29.1 million, or $0.52 per diluted share, compared to $44.5 million, or $0.78 per diluted share. The decline in adjusted net income in the current quarter was due to lower net interest income primarily attributable to a decline in loan and securities yields were outpaced by a decline in deposit and funding yields, particularly in March 2020 following the Federal Reserve's emergency rate cutting of 150 basis points. Our efficiency ratio was 63.5% and 45.6% for the second quarter of fiscal year 2020 and 2019, respectively. For more information on our adjusted net income and efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest bearing liabilities, was 3.59%, 3.68% and 3.75%, respectively, for the three months ended March 31, 2020, December 31, 2019 and March 31, 2019. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.55%, 3.65% and 3.76%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin decreased by 16 and 21 basis points, respectively, compared to the same quarter in fiscal year 2019. Net interest margin decreased between the two periods primarily due to securities and loan yields, which decreased 23 and 39 basis points, respectively, reflecting the impact of repricing following the emergency rate cuts discussed previously, partially offset by a 33 basis point decrease in the cost of deposits to 0.75%. A $1.7 million increase in the current quarter of the cost of interest rate swaps compared to the same period in fiscal year 2019 is the primary driver of the more pronounced decrease in adjusted net interest margin compared to the decrease in net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Total loans were $9.69 billion at March 31, 2020 compared to $9.71 billion at September 30, 2019, a decrease of $13.5 million, or 0.1%. The decline in loans during the period was mainly attributable to a reduction in the agriculture segment of $126.9 million, or 6.3%, largely due to a seasonal decrease related to customer tax planning and a number of relationships refinanced elsewhere, a reduction of $20.8 million, or 1.2%, in the commercial non-real estate segment of the portfolio due to disbursement transaction timing within our mortgage warehouse lending, offset by an increase of $130.4 million, or 2.6%, in CRE attributable to growth from construction drawdowns and new relationships across the footprint.
Deposits were $10.18 billion at March 31, 2020, a decrease of $121.2 million, or 1.2%, compared to $10.30 billion at September 30, 2019, due a reduction in the use of brokered deposits offset by an increase in business deposits. Interest-bearing deposits were $8.21 billion, a 1.7% decrease, and noninterest-bearing deposits were $1.97 billion, a 0.9% increase. FHLB and other borrowings increased by $460.0 million, or 135.3%, as a result of more favorable rates during the quarter.
At March 31, 2020, nonaccrual loans, including ASC 310-30 loans, were $213.1 million, an increase of $105.9 million, or 98.8%, compared to September 30, 2019, related primarily to a small number of relationships in healthcare and agriculture industries as they progress through the workout process. Loans graded "Watch" were $420.3 million, an increase of $14.7 million, or 3.6%, compared to September 30, 2019 while loans graded "Substandard" were $627.7 million, an increase of $155.2 million, or 32.9%, over the same period. The increase in loans graded "Substandard" was primarily due to downgrades in the agriculture and agriculture-related commercial non-real estate segments, with a small number of downgrades in the commercial non-real estate segment. Total other repossessed property balances were $27.3 million as of March 31, 2020, a decrease of $9.5 million, or 25.8%, compared to September 30, 2019.
Provision for loan and lease losses was $71.8 million for the second quarter of fiscal year 2020, compared to $7.7 million for the same period of fiscal year 2019, an increase of $64.1 million due to incurred loss resulting from the COVID-19 pandemic. This increase did not contemplate the potential impact of CECL implementation, which is effective for the Company October 1, 2020. Net charge-offs for the second quarter of fiscal year 2020 were $8.6 million, or 0.36% of average total loans on an annualized basis, compared to net charge-offs of $5.9 million, or 0.25% of average total loans on an annualized basis for the comparable period in fiscal year 2019, with the majority of net charge-offs concentrated in the agriculture segment of the loan portfolio. The ratio of ALLL to total loans was 1.40% at March 31, 2020 compared to 0.73% at September 30, 2019. The balance of the ALLL increased to $136.0 million at March 31, 2020 from $70.8 million at September 30, 2019.
40-

Key Factors Affecting Our Business and Financial Performance
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, our financial performance is impacted by a number of external factors outside our control, as well as our ability to execute on the key components of our strategy for continued success and future growth. There have been no material changes to these factors or key components of our strategy except as otherwise supplemented within this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.
Results of Operations—Three and Six Months Ended March 31, 2020 and 2019
Overview
The following table highlights certain key financial and performance information for the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest income (FTE)	$126,757	$135,328	$259,817	$268,879
Interest expense	23,260	30,411	49,624	57,578
Noninterest income	(83)	18,223	15,650	34,943
Noninterest expense	808,453	56,580	865,383	113,686
Provision for loan and lease losses	71,795	7,673	79,898	12,888
Net income	(740,618)	44,511	(697,344)	90,297
Adjusted net income ¹	29,080	44,511	72,354	90,297
Common shares outstanding	55,013,928	56,938,435	55,013,928	56,938,435
Weighted average diluted common shares outstanding	55,906,002	57,074,674	56,141,816	57,556,984
Earnings per common share - diluted	$(13.25)	$0.78	$(12.42)	$1.57
Adjusted earnings per common share - diluted ¹	0.52	0.78	1.29	1.57
Performance Ratios:
Net interest margin (FTE) ¹ ²	3.59%	3.75%	3.63%	3.78%
Adjusted net interest margin (FTE) ¹ ²	3.55%	3.76%	3.60%	3.79%
Return on average total assets ²	(23.16)%	1.44%	(10.86)%	1.46%
Return on average common equity ²	(155.3)%	9.9%	(72.9)%	10.0%
Return on average tangible common equity ¹ ²	(9.3)%	16.9%	2.8%	17.0%
Efficiency ratio ¹	63.5%	45.6%	54.1%	45.8%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

[2] Annualized for all partial-year periods.
Net Interest Income
The following table presents net interest income, net interest margin and adjusted net interest margin for the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(dollars in thousands)
Net interest income:
Total interest income (FTE)	$126,757	$135,328	$259,817	$268,879
Less: Total interest expense	23,260	30,411	49,624	57,578
Net interest income (FTE)	$103,497	$104,917	$210,193	$211,301
Net interest margin (FTE) and adjusted net interest margin (FTE) ¹
Average interest-earning assets	$11,590,453	$11,345,559	$11,567,032	$11,216,179
Average interest-bearing liabilities	10,850,104	10,639,351	10,827,113	10,510,762
Net interest margin (FTE)	3.59%	3.75%	3.63%	3.78%
Adjusted net interest margin (FTE) ¹	3.55%	3.76%	3.60%	3.79%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net interest income was $103.5 million for the second quarter of fiscal year 2020, compared to $104.9 million for the same period in fiscal year 2019, a decrease of $1.4 million, or 1.4%. Net interest income was $210.2 million for the first six
41-

months of fiscal year 2020, compared to $211.3 million for the same period in fiscal year 2019, a decrease of $1.1 million, or 0.5%. The decrease in net interest income for both periods was primarily attributable to a decline in loan and securities yields were outpaced by a decline in deposit and funding yields, particularly in March 2020 following the Federal Reserve's emergency rate cutting of 150 basis points, leading to a lower net interest margins.
Net interest margin was 3.59% and 3.75% for the second quarter of fiscal year 2020 and 2019, respectively, a decrease of 16 basis points, while the adjusted net interest margin was 3.55% and 3.76% for the same periods, respectively, a decrease of 21 basis points. Net interest margin was 3.63% and 3.78% for the first six months of fiscal year 2020, respectively, a decrease of 15 basis points, while the adjusted net interest margin was 3.60% and 3.79% for the same periods, respectively, a decrease of 19 basis points. The decreases in net interest margin for both the three and six month periods was primarily driven by securities yields, which decreased 23 and 13 basis points, respectively, and loan yields, which decreased 39 and 28 basis points, respectively, resulting from the impact of repricing following the rate cuts discussed previously, partially offset by the yield on deposits, which decreased 33 and 20 basis points, respectively. A $1.7 million and $2.6 million increase in the cost of interest rate swaps between the three and six month periods in fiscal year 2020 and the comparable period in fiscal year 2019, respectively, is the primary driver for the more pronounced decrease in adjusted net interest margin compared to the decrease in net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The following tables present the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three and six month periods, respectively. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual are immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $743.0 million at March 31, 2020 and $753.2 million at March 31, 2019, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected in the following table has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. ASC 310-30 loans represent loans accounted for in accordance with ASC 310-30, Accounting for Purchased Loans, that were credit impaired at the time we acquired them. Non-ASC 310-30 loans represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.
42-

	Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest (FTE)	Yield / Cost ¹	Average Balance	Interest (FTE)	Yield / Cost ¹
	(dollars in thousands)
Assets
Interest-bearing bank deposits ²	$56,883	$558	3.95%	$63,546	$497	3.17%
Investment securities	1,987,045	11,329	2.29%	1,603,038	9,957	2.52%
Non-ASC 310-30 loans, net ³	9,496,153	113,484	4.81%	9,615,096	122,970	5.19%
ASC 310-30 loans, net	50,372	1,386	11.07%	63,879	1,904	12.09%
Loans, net	9,546,525	114,870	4.84%	9,678,975	124,874	5.23%
Total interest-earning assets	11,590,453	126,757	4.40%	11,345,559	135,328	4.84%
Noninterest-earning assets	1,273,143			1,186,286
Total assets	$12,863,596	$126,757	3.96%	$12,531,845	$135,328	4.38%
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,942,686			$1,800,307
Interest-bearing deposits	6,473,524	$12,083	0.75%	6,363,730	$17,865	1.14%
Time deposits	1,686,977	6,784	1.62%	2,039,208	9,233	1.84%
Total deposits	10,103,187	18,867	0.75%	10,203,245	27,098	1.08%
Securities sold under agreements to repurchase	56,369	24	0.17%	63,237	43	0.28%
FHLB advances and other borrowings	581,834	3,131	2.16%	264,347	1,880	2.88%
Subordinated debentures and subordinated notes payable	108,714	1,238	4.58%	108,522	1,390	5.19%
Total borrowings	746,917	4,393	2.37%	436,106	3,313	3.08%
Total interest-bearing liabilities	10,850,104	$23,260	0.86%	10,639,351	$30,411	1.16%
Noninterest-bearing liabilities	95,457			69,554
Stockholders' equity	1,918,035			1,822,940
Total liabilities and stockholders' equity	$12,863,596			$12,531,845
Net interest spread			3.10%			3.22%
Net interest income and net interest margin (FTE)		$103,497	3.59%		$104,917	3.75%
Less: Tax equivalent adjustment		1,514			1,442
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$101,983	3.54%		$103,475	3.70%
¹ Annualized for all partial-year periods.
[2] Interest income includes $0.4 million and $0.1 million for the second quarter of fiscal years 2020 and 2019, respectively, resulting from interest earned on derivative collateral included in other assets on the consolidated balance sheets.

[3] Interest income includes $0.4 million and $0.4 million for the second quarter of fiscal years 2020 and 2019, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

43-

	Six Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest (FTE)	Yield / Cost ¹	Average Balance	Interest (FTE)	Yield / Cost ¹
	(dollars in thousands)
Assets
Interest-bearing bank deposits ²	$44,843	$1,166	5.20%	$77,663	$1,039	2.68%
Investment securities	1,945,698	22,827	2.35%	1,547,161	19,145	2.48%
Non-ASC 310-30 loans, net ³	9,525,157	232,716	4.89%	9,525,498	244,821	5.15%
ASC 310-30 loans, net	51,334	3,108	12.11%	65,857	3,874	11.80%
Loans, net	9,576,491	235,824	4.93%	9,591,355	248,695	5.20%
Total interest-earning assets	11,567,032	259,817	4.49%	11,216,179	268,879	4.81%
Noninterest-earning assets	1,270,562			1,186,554
Total assets	$12,837,594	$259,817	4.05%	$12,402,733	$268,879	4.35%
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,959,885			$1,831,877
Interest-bearing deposits	6,390,193	$25,456	0.80%	6,257,167	$33,601	1.08%
Time deposits	1,767,465	15,351	1.74%	1,988,251	17,291	1.74%
Total deposits	10,117,543	40,807	0.81%	10,077,295	50,892	1.01%
Securities sold under agreements to repurchase	61,448	55	0.18%	71,543	99	0.28%
FHLB advances and other borrowings	539,434	6,213	2.30%	253,421	3,827	3.03%
Subordinated debentures and subordinated notes payable	108,688	2,549	4.69%	108,503	2,760	5.10%
Total borrowings	709,570	8,817	2.49%	433,467	6,686	3.09%
Total interest-bearing liabilities	10,827,113	$49,624	0.92%	10,510,762	$57,578	1.10%
Noninterest-bearing liabilities	97,204			71,975
Stockholders' equity	1,913,277			1,819,996
Total liabilities and stockholders' equity	$12,837,594			$12,402,733
Net interest spread			3.13%			3.25%
Net interest income and net interest margin (FTE)		$210,193	3.63%		$211,301	3.78%
Less: Tax equivalent adjustment		3,037			2,932
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$207,156	3.58%		$208,369	3.73%
¹ Annualized for all partial-year periods.
[2] Interest income includes $0.8 million and $0.1 million for the first six months of fiscal years 2020 and 2019, respectively, resulting from interest earned on derivative collateral included in other assets on the consolidated balance sheets.

[3] Interest income includes $1.0 million and $0.7 million for the first six months of fiscal years 2020 and 2019, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

Interest Income
The following table presents interest income for the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(dollars in thousands)
Interest income:
Loans (FTE)	$114,870	$124,874	$235,824	$248,695
Investment securities	11,329	9,957	22,827	19,145
Federal funds sold and other	558	497	1,166	1,039
Total interest income (FTE)	126,757	135,328	259,817	268,879
Less: Tax equivalent adjustment	1,514	1,442	3,037	2,932
Total interest income (GAAP)	$125,243	$133,886	$256,780	$265,947
Total interest income consists primarily of interest income on loans and interest income on our investment portfolio. Total interest income was $126.8 million for the second quarter of fiscal year 2020, compared to $135.3 million for the same period of fiscal year 2019, a decrease of $8.5 million, or 6.3%. Total interest income was $259.8 million for the first six months of fiscal year 2020, compared to $268.9 million for the same period in fiscal year 2019, a decrease of $9.1 million, or 3.4%. Significant components of interest income are described in further detail below.
44-

Loans. Interest income on all loans decreased to $114.9 million in second quarter of fiscal year 2020 from $124.9 million in the same period in fiscal year 2019, a decrease of $10.0 million, or 8.0%. Interest income on all loans decreased to $235.8 million for the first six months of fiscal year 2020, from $248.7 million in the same period in fiscal year 2019, a decrease of $12.9 million, or 5.2%. The decreases in loan yields for both periods were primarily attributable to lower loan interest income driven by decreases of 39 and 28 basis points, respectively, between the periods. For the three and six months ended March 31, 2020, interest income on ASC 310-30 loans, which are purchased credit impaired loans with a different income recognition model, decreased $0.5 million, or 27.2%, and $0.8 million, or 19.8%, respectively, primarily driven by runoff of the acquired loan portfolios.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on non-ASC 310-30 loans was 4.81% for the second quarter of fiscal year 2020, a decrease of 38 basis points compared to the same period in fiscal year 2019. The average tax equivalent yield on non-ASC 310-30 loans was 4.89% for the first six months of fiscal year 2020, a decrease of 26 basis points compared to the same period in fiscal year 2019. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on non-ASC 310-30 loans was 4.75% for the second quarter of fiscal year 2020, a 45 basis point decrease compared to the same period in fiscal year 2019. The adjusted yield on non-ASC 310-30 loans was 4.84% for the first six months of fiscal year 2020, a decrease of 32 basis points, compared to the same period in fiscal year 2019. For more information on our adjusted yield on non-ASC 310-30 loans, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The average duration, net of interest rate swaps, of the loan portfolio was 1.5 years as of March 31, 2020. Approximately 48%, or $4.64 billion, of the portfolio is comprised of fixed rate loans, of which $792.1 million of loans are fixed rate loans with an original term of 5 years or greater for which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. For floating and variable rate loans in the portfolio, approximately 40% are indexed to Wall Street Journal Prime, 29% to 5-year Treasuries and the balance to various other indices. Approximately 22% of our total loans' rates are floored, with an average interest rate floor 119 basis points above market rates as of March 31, 2020.
Loan-related fee income of $1.9 million is included in interest income for the second quarter of fiscal year 2020, compared to $1.6 million for the same period in fiscal year 2019. Loan-related fee income of $4.2 million is included in interest income for the first six months of fiscal year 2020, compared to $3.1 million for the same period in fiscal year 2019. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $0.4 million for both of the second quarters of fiscal years 2020 and 2019, respectively, and $0.6 million and $0.9 million for the first six months of fiscal years 2020 and 2019, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $2.03 billion as of March 31, 2020. Interest income on investments includes income earned on investment securities and FHLB stock. Interest income on investments was $11.3 million for the second quarter of fiscal year 2020, an increase of $1.3 million, or 13.8%, from $10.0 million for the same period in fiscal year 2019, driven by an increase in average investment balance of $384.0 million, or 24.0%, offset by a yield decrease to 2.29% from 2.52% for the same periods. Interest income on investments was $22.8 million for the first six months of fiscal year 2020, an increase of $3.7 million, or 19.2%, from $19.1 million for the same period in fiscal year 2019, primarily due to an increase in average investment balance of $398.5 million, or 25.8%, offset by a yield decrease to 2.35% from 2.48%.
The weighted average life of the investment portfolio was 3.3 and 3.7 years at March 31, 2020 and September 30, 2019, respectively. Average investments represented 17.1% and 14.1% of total average interest-earning assets for the second quarter of fiscal years 2020 and 2019, respectively.
Interest Expense
The following table presents interest expense for the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(dollars in thousands)
Interest expense
Deposits	$18,867	$27,098	$40,807	$50,892
FHLB advances and other borrowings	3,155	1,923	6,268	3,926
Subordinated debentures and subordinated notes payable	1,238	1,390	2,549	2,760
Total interest expense	$23,260	$30,411	$49,624	$57,578
45-

Total interest expense consists primarily of interest expense on three components: deposits, FHLB advances and other borrowings, and our outstanding subordinated debentures and subordinated notes payable. Total interest expense decreased $7.1 million, or 23.5%, to $23.3 million in the second quarter of fiscal year 2020, from $30.4 million in the same period in fiscal year 2019. Total interest expense decreased $8.0 million, or 13.8%, to $49.6 million in the first six months of fiscal year 2020, from $57.6 million in the same period in fiscal year 2019. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of interest-bearing accounts and time deposits, was $18.9 million and $27.1 million for the second quarter of fiscal years 2020 and 2019, respectively, a decrease of $8.2 million, or 30.4%. Interest expense on deposits was $40.8 million and $50.9 million for the first six months of fiscal year 2020 and 2019, respectively, a decrease of $10.1 million, or 19.8%. The decreases for both periods were a result of decreasing interest rates in the cost of deposits. Average deposit balances increased to $10.12 billion for the first six months of fiscal year 2020, from $10.08 billion for the comparable period in fiscal year 2019, an increase of $40.2 million, or 0.4%. The cost of deposits decreased to 0.81% for the first six months of fiscal year 2020 from 1.01% for the same period of fiscal year 2019.
Average noninterest-bearing demand account balances increased to 19.2% of average total deposits for the second quarter of fiscal year 2020 from 17.6% for the comparable period in fiscal year 2019. Total average other liquid accounts, consisting of interest-bearing demand deposits, increased to 64.1% of total average deposits for the second quarter of fiscal year 2020, compared to 62.4% of total average deposits for the comparable period in fiscal year 2019, while time deposit accounts decreased to 16.7% of average total deposits for the second quarter of fiscal year 2020, compared to 20.0% in the comparable period in fiscal year 2019.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $3.2 million for the second quarter of fiscal year 2020, an increase of $1.3 million, or 64.1%, compared to $1.9 million for the comparable period in 2019, reflecting a weighted average cost of 2.16% and 2.88%, respectively, for the same periods. The average balance of FHLB advances and other borrowings was $539.4 million for the first six months of fiscal year 2020 compared to $253.4 million for the same period in fiscal year 2019. Interest expense on FHLB advances and other borrowings was $6.3 million for the first six months of fiscal year 2020 and $3.9 million for the same period in fiscal year 2019, an increase of $2.3 million, or 59.7%, representing a weighted average cost of 2.30% and 3.03%, respectively, for the same periods. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 1.46% and 2.85% at March 31, 2020 and 2019, respectively, and the average tenor was 14 and 45 months for the same periods.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At March 31, 2020, we had pledged $4.11 billion of loans to the FHLB, against which we had borrowed $800.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding junior subordinated debentures and subordinated notes payable was $1.2 million in second quarter of fiscal year 2020 and $1.4 million in the comparable period in fiscal year 2019, a decrease of $0.2 million, or 10.9%. Interest expense on our outstanding junior subordinated debentures and subordinated notes payable was $2.5 million for the first six months of fiscal year 2020 and $2.8 million in the comparable period in fiscal year 2019, a decrease of $0.3 million, or 7.6%. The weighted average contractual rate on outstanding junior subordinated debentures was 3.29% and 4.87% at March 31, 2020 and 2019, respectively. The weighted average contractual rate on outstanding subordinated notes was 4.88% at both March 31, 2020 and 2019.
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
46-

	Current Quarter vs Comparable Quarter			Current 6 month period vs Comparable 6 month period
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$(49)	$110	$61	$(557)	$684	$127
Investment securities	2,313	(941)	1,372	4,796	(1,114)	3,682
Non-ASC 310-30 loans	(1,331)	(8,155)	(9,486)	(8)	(12,097)	(12,105)
ASC 310-30 loans	(367)	(151)	(518)	(857)	91	(766)
Loans	(1,698)	(8,306)	(10,004)	(865)	(12,006)	(12,871)
Total increase (decrease)	566	(9,137)	(8,571)	3,374	(12,436)	(9,062)
Increase (decrease) in interest expense:
Interest-bearing deposits	309	(6,091)	(5,782)	710	(8,855)	(8,145)
Time deposits	(1,437)	(1,012)	(2,449)	(1,829)	(111)	(1,940)
Securities sold under agreements to repurchase	(4)	(15)	(19)	(12)	(32)	(44)
FHLB advances and other borrowings	1,817	(566)	1,251	3,488	(1,102)	2,386
Subordinated debentures and subordinated notes payable	3	(155)	(152)	5	(216)	(211)
Total increase (decrease)	688	(7,839)	(7,151)	2,362	(10,316)	(7,954)
(Decrease) increase in net interest income (FTE)	$(122)	$(1,298)	$(1,420)	$1,012	$(2,120)	$(1,108)
Provision for Loan and Lease Losses
We recognized provision for loan and lease losses of $71.8 million for the second quarter of fiscal year 2020 compared to a provision for loan and lease losses of $7.7 million for the comparable period in fiscal year 2019, an increase of $64.1 million, between the periods due to incurred loss resulting from the COVID-19 pandemic. This increase did not contemplate the potential impact of CECL implementation, which is effective for the Company October 1, 2020. Provision for loan and lease losses was $79.9 million for the first six months of fiscal year 2020, compared to $12.9 million for the comparable period in fiscal year 2019, an increase of $67.0 million between the periods. See "—Overview—Impact and Response to COVID-19 Pandemic" section in this document for further discussion on the increase in provision for loan and lease losses for both periods.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(dollars in thousands)
Provision for loan and lease losses, non-ASC 310-30 loans *	$71,699	$7,406	$79,750	$13,006
Provision for (reduction in) loan and lease losses, ASC 310-30 loans	96	267	148	(118)
Provision for loan and lease losses, total	$71,795	$7,673	$79,898	$12,888
* As presented above, the non-ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.
47-

Total Credit-Related Charges
We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and comparable quarters and six month periods, is helpful to understanding the overall impact on our quarterly results of operations. Net other repossessed property charges includes other repossessed property operating costs, valuation adjustments and (loss) gain on sale of other repossessed properties, each of which entered other repossessed property as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect the portion of the fair value adjustment related to expected credit losses in the portfolio of loans carried at fair value.

		Three Months Ended March 31,		Six Months Ended March 31,
Item	Included within F/S Line Item(s):	2020	2019	2020	2019
		(Dollars in thousands)
Pre-COVID-19 pandemic related
Provision for loan and lease losses	Provision for loan and lease losses	$12,083	$7,673	$20,186	$12,888
Net other repossessed property charges	Net loss on repossessed property and other related expenses	2,377	404	2,719	3,467
Net reversal of interest income on nonaccrual loans	Interest income on loans	1,088	337	3,094	296
Loan fair value adjustment related to credit	Net decrease (increase) in fair value of loans at fair value	3,423	(422)	5,557	762
Subtotal pre-COVID-19 pandemic related		$18,971	$7,992	$31,556	$17,413
COVID-19 pandemic related
Provision for loan and lease losses	Provision for loan and lease losses	$59,712	$—	$59,712	$—
Net other repossessed property charges	Net loss on repossessed property and other related expenses	3,314	—	3,314	—
Net reversal of interest income on nonaccrual loans	Interest income on loans	—	—	—	—
Loan fair value adjustment related to credit	Net decrease (increase) in fair value of loans at fair value	7,100	—	7,100	—
Subtotal COVID-19 pandemic related		$70,126	$—	$70,126	$—
Total credit-related charges		$89,097	$7,992	$101,682	$17,413
In determining the credit related charges attributable to the COVID-19 pandemic, we considered the impact upon our loan portfolio. Industries such as oil & energy, hotels & resorts, restaurants, retail malls, airlines and others have been cited as being at risk for significant revenue loss. Within our portfolio at March 31, 2020, $1.14 billion, or 11.8% relates to hotels & resorts, $109.8 million, or 1.1% relates to restaurants, with exposure in such other identified industries being immaterial. At this time it is difficult to determine ultimate impact upon our portfolio, but we are of the view the credit-related adjustments reflect the best estimate of incurred losses in our portfolio as of March 31, 2020.
Noninterest Income
The following table presents noninterest income for the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(dollars in thousands)
Noninterest income
Service charges and other fees	$9,188	$10,209	$20,597	$21,897
Wealth management fees	3,122	2,117	6,086	4,358
Mortgage banking income, net	1,145	991	2,757	2,311
Net loss on sale of securities	—	—	—	(513)
Other	1,135	1,920	2,300	3,004
Subtotal, product and service fees	14,590	15,237	31,740	31,057
Net increase in fair value of loans at fair value	35,541	14,018	20,608	33,234
Net realized and unrealized loss on derivatives	(50,214)	(11,032)	(36,698)	(29,348)
Subtotal, loans at fair value and related derivatives	(14,673)	2,986	(16,090)	3,886
Total noninterest income	$(83)	$18,223	$15,650	$34,943
48-

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
Noninterest income was $(0.1) million for the second quarter of fiscal year 2020 compared to $18.2 million for the same period in fiscal year 2019, a decrease of $18.3 million, or 100.5%. Noninterest income was $15.7 million for the first six months of fiscal year 2020 compared to $34.9 million for the same period in fiscal year 2019, a decrease of $19.2 million, or 55.2%. Significant components of noninterest income are described in further detail below.
Product and Service Fees. We recognized $14.6 million of noninterest income related to product and service fees in the second quarter of fiscal year 2020, a decrease of $0.6 million, or 4.2%, compared to the same period in fiscal year 2019. We recognized $31.7 million of noninterest income related to product and service fees in the first six months of fiscal year 2020, an increase of $0.7 million, or 2.2%, compared to the same period in fiscal year 2019. The decreases for both periods was primarily related to declines in transaction activity from COVID-19 pandemic impacts.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the second quarter of fiscal year 2020, these items accounted for $(14.7) million of noninterest income compared to $3.0 million of noninterest income for the same period in fiscal year 2019. The change was driven by a $1.7 million increase in the current cost of interest rate swaps due to changes in the interest rate environment and a $1.1 million decrease in swap fees, and a net unfavorable change in the credit risk adjustment of $14.9 million, $10.4 million of which was related to the COVID-19 pandemic impact on loan fair value adjustment related to credit. For the first six months of fiscal year 2020, these items accounted for $(16.1) million of noninterest income compared to $3.9 million of noninterest income for the same period in fiscal year 2019. The change was driven by a $2.6 million increase in the current cost of interest rate swaps due to changes in the interest rate environment and $3.0 million decrease in swap fees, and a net unfavorable change in credit risk adjustment of $14.5 million, $10.4 million of which was related to the COVID-19 pandemic impact on loan fair value adjustment related to credit. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans. We present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.
Noninterest Expense
The following table presents noninterest expense for the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$37,312	$34,537	$73,217	$69,307
Data processing and communication	6,123	5,964	11,896	11,242
Occupancy and equipment	5,597	5,539	10,690	10,665
Professional fees	5,263	3,970	9,027	7,258
Advertising	958	1,216	1,823	2,154
Net loss on repossessed property and other related expenses	5,691	404	6,033	3,467
Goodwill and intangible assets impairment	742,352	—	742,352	—
Other	5,157	4,950	10,345	9,593
Total noninterest expense	$808,453	$56,580	$865,383	$113,686
49-

Our noninterest expense consists primarily of salaries and employee benefits, data processing and communication, occupancy and equipment, professional fees and net loss on repossessed property, goodwill and intangible assets impairment and other related expenses. Noninterest expense was $808.5 million in the second quarter of fiscal year 2020 and $865.4 million for the first six months of fiscal year 2020. Included within these amounts are goodwill impairment of $740.6 million, impairment of certain intangible assets of $1.8 million, and the COVID-19 pandemic credit related charges of a $3.3 million charge for one OREO hotel property negatively impacted by COVID-19 travel restrictions and $0.4 million increase in reserve for unfunded commitments. Excluding these items, noninterest expense was $62.3 million for the second quarter of fiscal year 2020, compared to $56.6 million for the same period in fiscal year 2019, an increase of $5.8 million, or 10.2%, and $119.3 million for the first six months of fiscal year 2020, compared to $113.7 million for the same period in fiscal year 2019, an increase of $5.6 million, or 4.9%. The remaining increases were driven by an increase in salaries and employee benefits related to annual merit increases effective in January, a one-time bonus payment to retail staff of $0.5 million and elevated legal and administrative costs on OREO assets.
Our efficiency ratio was 63.5% and 45.6% for the second quarter of fiscal years 2020 and 2019, respectively and 54.1% and 45.8% for the first six months of fiscal years 2020 and 2019, respectively. The increases for both periods were mainly due to the decrease in net revenues attributable to emergency rate cuts and decreased deposit service charges from lower account activity combined with increased expense results from both one-off and recurring costs. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The benefit for income taxes of $37.7 million for the second quarter of fiscal year 2020 represents an effective tax rate of 4.8% compared to a provision of $12.9 million, or an effective tax rate of 22.5%, for the comparable period of fiscal year 2019. The benefit for income taxes of $25.1 million for the first six months of fiscal year 2020 represents an effective tax rate of 3.5%, compared to a provision of $26.4 million or an effective tax rate of 22.6% for the same period in fiscal year 2019. The substantial drop in the effective tax rate for both periods was due to the impairment of goodwill and certain intangible assets and provision for loan and lease losses in the current quarter. A sizable portion of the goodwill impairment was related to non-tax-deductible goodwill for which no tax benefit was recorded. Excluding the COVID-19 pandemic related goodwill and certain intangible assets impairment and additional provision for loan and lease losses, the effective tax rate would have been 23.3% and 22.8% for the second quarter and first six months of fiscal year 2020, respectively.
Return on Assets and Equity
The following table presents our return on average total assets, return on average common equity and return on average tangible common equity for the dates presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Return on average total assets	(23.16)%	1.44%	(10.86)%	1.46%
Return on average common equity	(155.3)%	9.9%	(72.9)%	10.0%
Return on average tangible common equity ¹	(9.3)%	16.9%	2.8%	17.0%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

50-

Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated.

	As of March 31, 2020	As of September 30, 2019
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$12,387,808	$12,788,301
Loans ¹	9,693,295	9,706,763
Allowance for loan and lease losses	135,950	70,774
Deposits	10,179,115	10,300,339
Stockholders' equity	1,153,464	1,900,249
Tangible common equity ²	1,146,761	1,155,052
Tier 1 capital ratio	11.3%	11.7%
Total capital ratio	12.9%	12.7%
Tier 1 leverage ratio	9.2%	10.1%
Common equity tier 1 ratio	10.6%	11.0%
Tangible common equity / tangible assets ²	9.3%	9.6%
Book value per share - GAAP	$20.97	$33.76
Tangible book value per share ²	$20.84	$20.52
Nonaccrual loans / total loans	2.20%	1.10%
Net charge-offs (recoveries) / average total loans ³	0.31%	0.36%
Allowance for loan and lease losses / total loans	1.40%	0.73%
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
Our total assets were $12.39 billion at March 31, 2020, compared with $12.79 billion at September 30, 2019, a decrease of $400.5 million, or 3.1%. The decrease in total assets during the first six months of fiscal year 2020 was principally attributable to a full impairment of goodwill of $739.0 million, or 100.0%, a decrease in net loans of $78.6 million, or 0.8%, offset by an increase in investment securities of $206.8 million, or 11.6%. At March 31, 2020, loans were $9.69 billion, compared to $9.71 billion at September 30, 2019. See "—Loan Portfolio" within this section for further discussion on the decrease in net loans. During the first six months of fiscal year 2020, total deposits decreased by $121.2 million, or 1.2%, compared to September 30, 2019 due to a reduction in the use of brokered deposits offset by an increase in business deposits.
51-

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated.

	March 31, 2020	September 30, 2019
	(dollars in thousands)
Unpaid principal balance:
Commercial real estate ¹
Originated	$5,009,438	$4,824,827
Acquired	213,381	267,583
Total	5,222,819	5,092,410
Agriculture ¹
Originated	1,814,630	1,932,722
Acquired	67,162	75,922
Total	1,881,792	2,008,644
Commercial non-real estate ¹
Originated	1,657,077	1,691,026
Acquired	42,120	28,930
Total	1,699,197	1,719,956
Residential real estate
Originated	721,122	696,403
Acquired	99,637	115,805
Total	820,759	812,208
Consumer
Originated	48,815	47,324
Acquired	3,825	4,601
Total	52,640	51,925
Other lending
Originated	39,908	47,541
Acquired	—	—
Total	39,908	47,541
Total originated	9,290,990	9,239,843
Total acquired	426,125	492,841
Total unpaid principal balance	9,717,115	9,732,684
Less: Unamortized discount on acquired loans	(10,468)	(13,655)
Less: Unearned net deferred fees and costs and loans in process	(13,352)	(12,266)
Total loans	9,693,295	9,706,763
Allowance for loan and lease losses	(135,950)	(70,774)
Loans, net	$9,557,345	$9,635,989
[1] Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to manage our interest rate risk.

During the first six months of fiscal year 2020, total loans decreased by 0.1%, or $13.5 million, compared to September 30, 2019. The net loan reduction was mainly attributable to a reduction in the agriculture segment of $126.9 million, or 6.3%, a reduction in the commercial non-real estate segment of $20.8 million, or 1.2%, offset by an increase in the CRE segment of $130.4 million, or 2.6%. The decrease in the agriculture segment was largely due to a seasonal decrease related to customer tax planning and a number of relationships financed elsewhere. The decrease in the commercial non-real estate segment was due to disbursement transaction timing within our mortgage warehouse lending to independent mortgage originators. The increase in the CRE segment was attributable to growth from construction drawdowns and new relationships across the footprint. Over the same time period, residential real estate, consumer and other loan balances remained stable.
52-

The following table presents an analysis of the unpaid principal balance of our loan portfolio at March 31, 2020, by borrower and collateral type and by each of the six major geographic areas we use to manage our markets.

	March 31, 2020
	South Dakota	Iowa / Missouri	Nebraska / Kansas	Arizona	Colorado	North Dakota / Minnesota	Other ²	Total	%
	(dollars in thousands)
Commercial real estate ¹	$1,087,541	$1,241,095	$1,149,213	$539,362	$922,553	$242,597	$40,458	$5,222,819	53.7%
Agriculture ¹	554,250	342,397	127,061	705,235	141,993	1,516	9,340	1,881,792	19.4%
Commercial non-real estate ¹	300,086	568,771	541,070	80,327	111,204	5,247	92,492	1,699,197	17.5%
Residential real estate	216,427	227,743	185,824	37,792	116,682	20,204	16,087	820,759	8.5%
Consumer	15,206	17,652	15,153	421	3,277	440	491	52,640	0.5%
Other lending	—	—	—	—	—	—	39,908	39,908	0.4%
Total	$2,173,510	$2,397,658	$2,018,321	$1,363,137	$1,295,709	$270,004	$198,776	$9,717,115	100.0%
% by location	22.4%	24.7%	20.8%	14.0%	13.3%	2.8%	2.0%	100.0%
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

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at March 31, 2020.

March 31, 2020
(dollars in thousands)
Construction and development	$434,264
Owner-occupied CRE	1,414,476
Non-owner-occupied CRE	2,910,516
Multifamily residential real estate	463,563
Commercial real estate	5,222,819
Agriculture real estate	916,106
Agriculture operating loans	965,686
Agriculture	1,881,792
Commercial non-real estate	1,699,197
Home equity lines of credit	169,121
Closed-end first lien	520,126
Closed-end junior lien	33,647
Residential construction	97,865
Residential real estate	820,759
Consumer	52,640
Other	39,908
Total unpaid principal balance	$9,717,115
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
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at December 31, 2019, we were ranked the fifth-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core lending areas. We target a portfolio composition for agriculture loans not to exceed 225% of total capital according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. Over recent years, our borrowers have experienced volatile commodity prices, and the adverse effects of recently imposed and proposed tariffs on the export of agricultural products, effects of waivers of the amount of ethanol to be blended into the country's gasoline production and isolated areas of flooding within parts of the Midwest in which certain of our agricultural borrowers conduct their operations. While these events, the impacts of the COVID-19 pandemic or a further downturn in the agriculture economy, could directly and adversely affect our agricultural loan portfolio and
53-

indirectly and adversely impact other lending categories including commercial non-real estate, CRE, residential real estate and consumer, we believe there continues to typically be strong secondary sources of repayment for the agriculture loan portfolio.
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
The following table presents the maturity distribution of our loan portfolio as of March 31, 2020. The maturity dates were determined based on the contractual maturity date of the loan.

	March 31, 2020
	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$621,604	$2,139,467	$2,461,748	$5,222,819
Agriculture	902,870	631,222	347,700	1,881,792
Commercial non-real estate	832,875	505,318	361,004	1,699,197
Residential real estate	161,211	235,799	423,749	820,759
Consumer	9,062	35,725	7,853	52,640
Other lending	39,908	—	—	39,908
Total	$2,567,530	$3,547,531	$3,602,054	$9,717,115
The following table presents the distribution, as of March 31, 2020, of our loans that were due after one year between fixed and variable interest rates.

	March 31, 2020
	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$2,240,425	$2,360,790	$4,601,215
Agriculture	762,995	215,927	978,922
Commercial non-real estate	529,107	337,215	866,322
Residential real estate	307,012	352,536	659,548
Consumer	36,627	6,951	43,578
Total	$3,876,166	$3,273,419	$7,149,585
Other Repossessed Property
In the normal course of business, we obtain title to real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. Other repossessed property assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the asset at an acceptable price in a timely manner. Our total other repossessed property carrying value was $27.3 million as of March 31, 2020, a decrease of $9.5 million, or 25.8%, compared to September 30, 2019, due primarily to one large relationship liquidation and the write down of the value of a hotel property negatively impacted by COVID-19 travel restrictions.
54-

The following table presents our other repossessed property balances for the period indicated.

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
	(dollars in thousands)
Balance, beginning of period	$39,490	$36,764
Additions to other repossessed property	212	7,507
Valuation adjustments and other	(4,756)	(4,756)
Sales	(7,657)	(12,226)
Balance, end of period	$27,289	$27,289
Asset Quality
We place an asset on nonaccrual status when management believes, after considering collection efforts and other factors, the borrower's condition is such that collection of interest is doubtful, which is generally 90 days past due. If a borrower has failed to comply with the original contractual terms, further action may be required, including a downgrade in the risk rating, movement to nonaccrual status, a charge-off or the establishment of a specific reserve. If there is a collateral shortfall, we generally work with the borrower for a principal reduction, pledge of additional collateral or guarantee. If these alternatives are not available, we engage in formal collection activities. Restructured loans for which we grant payment or significant interest rate concessions are placed on nonaccrual status until collectability improves and a satisfactory payment history is established, generally by the receipt of at least six consecutive payments.
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

	March 31, 2020	September 30, 2019
	(dollars in thousands)
Nonaccrual loans ¹
Commercial real estate ²	$41,886	$14,973
Agriculture ²	143,277	77,880
Commercial non-real estate ²	21,334	9,502
Residential real estate
Loans covered by a FDIC loss-sharing agreement	2,128	2,190
Loans not covered by a FDIC loss-sharing agreement	4,353	2,572
Total	6,481	4,762
Consumer ²	97	74
Total nonaccrual loans covered by a FDIC loss-sharing agreement	2,128	2,190
Total nonaccrual loans not covered by a FDIC loss-sharing agreement	210,947	105,001
Total nonaccrual loans	213,075	107,191
Other repossessed property	27,289	36,764
Total nonperforming assets	240,364	143,955
Performing TDRs	41,382	44,842
Total nonperforming and restructured assets	$281,746	$188,797
Accruing loans 90 days or more past due	$2,300	$11,180
Nonperforming TDRs included in total nonaccrual loans	28,042	30,073

Percent of total assets
Nonaccrual loans not covered by a FDIC loss-sharing agreement	1.70%	0.82%
Total nonaccrual loans	1.72%	0.84%
Other repossessed property	0.22%	0.29%
Nonperforming assets ³	1.94%	1.13%
Nonperforming and restructured assets ³	2.27%	1.48%
[1] Includes nonperforming restructured loans.
[2] Loans not covered by a FDIC loss-sharing agreement.
[3] Includes nonaccrual loans, which includes nonperforming restructured loans.
55-

At March 31, 2020 and September 30, 2019, our nonperforming assets were 1.94% and 1.13%, respectively, of total assets. Nonaccrual loans were $213.1 million as of March 31, 2020, with $2.1 million of the balance covered by the FDIC non-commercial loss-sharing agreement, which represented a total increase in nonaccrual loans of $105.9 million, or 98.8%, compared to September 30, 2019.
We recognized approximately $1.0 million of interest income on loans that were on nonaccrual for the first six months of fiscal year 2020. Excluding loans covered by the FDIC non-commercial loss-sharing agreement, we had average nonaccrual loans (calculated as a two-point average) of $158.0 million outstanding during the first six months of fiscal year 2020. Based on the average loan portfolio yield for these loans for the first six months of fiscal year 2020, we estimate that interest income would have been $3.9 million higher during this period had these loans been accruing.
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
The following table outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated.

	March 31, 2020	September 30, 2019
	(dollars in thousands)
Commercial real estate
Performing TDRs	$19,843	$17,145
Nonperforming TDRs	3,088	904
Total	22,931	18,049
Agriculture
Performing TDRs	11,838	22,929
Nonperforming TDRs	20,357	24,762
Total	32,195	47,691
Commercial non-real estate
Performing TDRs	9,402	4,398
Nonperforming TDRs	4,465	4,257
Total	13,867	8,655
Residential real estate
Performing TDRs	294	263
Nonperforming TDRs	92	102
Total	386	365
Consumer
Performing TDRs	5	107
Nonperforming TDRs	40	48
Total	45	155
Total performing TDRs	41,382	44,842
Total nonperforming TDRs	28,042	30,073
Total TDRs	$69,424	$74,915
As of March 31, 2020, total performing TDRs decreased $3.5 million, or 7.7%, compared to September 30, 2019, primarily due to the payoff of one large relationship in the agriculture loan portfolio. Total nonperforming TDRs decreased $2.0 million, or 6.8%, compared to September 30, 2019 primarily due to paydowns in the agriculture portfolio.
56-

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

	At and for the Six Months Ended March 31, 2020	At and for the Fiscal Year Ended September 30, 2019
	(dollars in thousands)
Assets covered by a FDIC loss-sharing agreement
Nonaccrual loans ¹	$2,128	$2,190
TDRs	33	43
Other repossessed property	—	—
Allowance for loan and lease losses, loans covered by a FDIC loss-sharing agreement
Balance, beginning of period	$113	$262
Additional impairment recorded	442	309
Recoupment of previously-recorded impairment	—	(379)
Charge-offs	(61)	(79)
Balance, end of period	$494	$113

Other repossessed property covered by a loss-sharing agreement
Balance, beginning of period	$—	$131
Additions to other repossessed property	—	—
Sales	—	(131)
Balance, end of period	$—	$—
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
57-

The following table presents an analysis of our allowance for loan and lease losses, including provisions for loan and lease losses, charge-offs and recoveries, for the periods indicated.

	At and for the Six Months Ended March 31, 2020	At and for the Fiscal Year Ended September 30, 2019
	(dollars in thousands)
Allowance for loan and lease losses:
Balance, beginning of period	$70,774	$64,540
Provision charged to expense	79,750	41,506
Impairment (improvement) of ASC 310-30 loans	148	(559)
Charge-offs:
Commercial real estate	(1,454)	(1,511)
Agriculture	(9,128)	(24,847)
Commercial non-real estate	(5,059)	(7,895)
Residential real estate	(287)	(998)
Consumer	(45)	(452)
Other lending	(1,060)	(1,358)
Total charge-offs	(17,033)	(37,061)
Recoveries:
Commercial real estate	234	567
Agriculture	1,408	385
Commercial non-real estate	172	392
Residential real estate	312	468
Consumer	48	174
Other lending	137	362
Total recoveries	2,311	2,348
Net loan charge-offs	(14,722)	(34,713)
Balance, end of period	$135,950	$70,774

Average total loans for the period ¹	$9,648,678	$9,741,293
Total loans at period end ¹	9,693,295	9,706,763
Ratios
Net charge-offs to average total loans ³	0.31%	0.36%
Allowance for loan and lease losses to:
Total loans	1.40%	0.73%
Nonaccruing loans ²	64.45%	67.40%
[1] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
[2] Nonaccruing loans excludes loans covered by a FDIC loss-sharing agreement.
[3] Annualized for partial-year periods.
In the first six months of fiscal year 2020, net charge-offs were $14.7 million, or 0.31%, of average total loans on an annualized basis, comprised of $17.0 million of charge-offs and $2.3 million of recoveries. The charge-offs were concentrated in the agriculture and commercial non-real estate segments in the loan portfolio. For fiscal year 2019, net charge-offs were $34.7 million, or 0.36%, of average total loans.
At March 31, 2020, the allowance for loan and lease losses was 1.40% of our total loan portfolio, a 67 basis point increase, compared to 0.73% at September 30, 2019. The balance of the ALLL increased to $136.0 million from $70.8 million over the same period due to incurred loss resulting from COVID-19 pandemic. This increase did not contemplate the potential impact of CECL implementation, which is effective for the Company October 1, 2020. In determining the credit related charges attributable to the COVID-19 pandemic, we considered the impact upon our loan portfolio. Industries such as oil & energy, hotels & resorts, restaurants, retail malls, airlines and others have been cited as being at risk for significant revenue loss. Within our portfolio, $1.14 billion, or 11.8% relates to hotels & resorts, $109.8 million, or 1.1% relates to restaurants, with exposure in such other identified industries being immaterial. At this time it is difficult to determine ultimate impact upon our portfolio, but we are of the view the credit-related adjustments reflect the best estimate of incurred losses in our portfolio as of March 31, 2020.
58-

Additionally, a portion of our loans which are carried at fair value, totaling $792.1 million at March 31, 2020 and $813.0 million at September 30, 2019, respectively, have no associated allowance for loan and lease losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for loan and lease losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $16.7 million and $6.8 million at March 31, 2020 and September 30, 2019, respectively, or 0.17% and 0.07% of total loans, respectively. Finally, total purchase discount remaining on all acquired loans equates to 0.11% and 0.14% of total loans at March 31, 2020 and September 30, 2019, respectively.
The following table presents management’s allocation of the allowance for loan and lease losses by loan category, in both dollars and percentage of our total allowance for loan and lease losses, to specific loans in those categories at the dates indicated.

	March 31, 2020		September 30, 2019
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial real estate	$64,414	47.4%	$16,827	23.8%
Agriculture	29,526	21.7%	30,819	43.5%
Commercial non-real estate	31,766	23.4%	17,567	24.8%
Residential real estate	8,356	6.1%	4,095	5.8%
Consumer	777	0.6%	427	0.6%
Other lending	1,111	0.8%	1,039	1.5%
Total	$135,950	100.0%	$70,774	100.0%
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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $1.1 million and $0.5 million at March 31, 2020 and September 30, 2019, respectively, and is recorded in accrued expenses and other liabilities in the consolidated balance sheet.
Investment Securities
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated.

	March 31, 2020	September 30, 2019
	(dollars in thousands)
U.S. Treasury securities	$69,629	$94,178
Mortgage-backed securities:
Government National Mortgage Association	566,747	501,139
Federal Home Loan Mortgage Corporation	556,535	463,974
Federal National Mortgage Association	386,996	322,340
Small Business Assistance Program	300,498	316,502
States and political subdivision securities	60,511	66,145
Other	1,006	1,006
Total	$1,941,922	$1,765,284
We generally invest excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits, to maintain liquidity and to balance interest rate risk. Since September 30, 2019, the fair value of the portfolio has increased by $206.8 million, or 11.6%.
59-

The following table presents the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period held at March 31, 2020. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield ("WA Yield") on these assets is presented in the following table based on the contractual rate, as opposed to a tax equivalent yield concept.

	March 31, 2020
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
U.S. Treasury securities	$69,629	2.50%	$—	0.00%	$—	—%	$—	—%	$—	—%	$—	—%	$69,629	2.50%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,810,776	2.21%	—	—%	1,810,776	2.21%
States and political subdivision securities ¹ ²	12,986	1.51%	35,858	1.75%	11,667	2.54%	—	—%	—	—%	—	—%	60,511	1.85%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$82,615	2.34%	$35,858	1.75%	$11,667	2.54%	$—	—%	$1,810,776	2.21%	$1,006	—%	$1,941,922	2.21%
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
Deposits
We obtain funds from depositors by offering consumer and business interest-bearing accounts and term time deposits. At March 31, 2020 and September 30, 2019, our total deposits were $10.18 billion and $10.30 billion, respectively, representing a decrease of $121.2 million, or 1.2%, due to a reduction in the use of brokered deposits partially offset by an increase in business deposits. Our accounts are federally insured by the FDIC up to the legal maximum.
The following table presents the balances and weighted average cost of our deposit portfolio at the following dates.

	March 31, 2020		September 30, 2019
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Noninterest-bearing demand	$1,973,629	—%	$1,956,025	—%
Interest-bearing demand	6,677,252	0.61%	6,248,638	1.00%
Time deposits, greater than $250,000	416,361	1.98%	493,530	2.30%
Time deposits, less than or equal to $250,000	1,111,873	1.20%	1,602,146	1.68%
Total	$10,179,115	0.61%	$10,300,339	0.98%
At March 31, 2020 and September 30, 2019, we had $464.0 million and $706.5 million, respectively, in brokered deposits, a decrease of $242.5 million, or 34.3%.
60-

Municipal public deposits constituted $1.01 billion and $1.04 billion of our deposit portfolio at March 31, 2020, and September 30, 2019, respectively, of which $636.0 million and $691.9 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 8.1% and 7.0% of our total deposits at March 31, 2020 and September 30, 2019, respectively.
The following table presents deposits by region.

	March 31, 2020	September 30, 2019
	(dollars in thousands)
South Dakota	$2,634,144	$2,575,833
Iowa / Missouri	2,925,216	2,799,597
Nebraska / Kansas	2,591,149	2,611,332
Arizona	479,846	508,308
Colorado	1,226,068	1,237,052
North Dakota / Minnesota	44,682	55,258
Corporate and other	278,010	512,959
Total deposits	$10,179,115	$10,300,339
We fund a portion of our assets with time deposits that have balances greater than $250,000 and that have maturities generally in excess of six months. At March 31, 2020 and September 30, 2019, our time deposits greater than $250,000 totaled $416.4 million and $493.5 million, respectively. The following table presents the maturities of our time deposits greater than $250,000 and less than or equal to $250,000 in size at March 31, 2020.

	March 31, 2020
	Greater than $250,000	Less than or equal to $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$118,963	$405,357
Over three through six months	121,962	199,388
Over six through twelve months	111,495	305,220
Over twelve months	63,941	201,908
Total	$416,361	$1,111,873
Percent of total deposits	4.1%	10.9%
At both March 31, 2020 and September 30, 2019, the average remaining maturity of all time deposits was approximately 8 months. The average time deposits amount per account was approximately $39,576 and $45,936 at March 31, 2020 and September 30, 2019, respectively.
Derivatives
Beginning in the second quarter of fiscal year 2018, we entered into RPAs with some of our derivative counterparties to assume the credit exposure related to interest rate derivative contracts. Our loan customer enters into an interest rate swap directly with a derivative counterparty and we agree through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $78.2 million and $56.8 million as of March 31, 2020 and September 30, 2019, respectively. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be $0.6 million and $0.1 million at March 31, 2020 and September 30, 2019, respectively, based on the fair value of the underlying swaps.
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
61-

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

	At and for the Six Months Ended March 31, 2020	At and for the Fiscal Year Ended September 30, 2019
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$64,809	$68,992
FHLB advances	475,000	15,000
Total short-term borrowings	$539,809	$83,992

Maximum amount outstanding at any month-end during the period	$539,809	$371,649
Average amount outstanding during the period	275,882	175,133
Weighted average rate for the period	0.96%	1.72%
Weighted average rate as of date indicated	0.65%	0.91%
Other Borrowings
In addition to FHLB short-term advances, we also had FHLB long-term borrowings of $325.0 million outstanding as of both March 31, 2020 and September 30, 2019.
We had outstanding $73.8 million and $73.7 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of March 31, 2020 and September 30, 2019, respectively. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
We issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under Capital Rules in effect at March 31, 2020, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, commencing on February 15, 2016 until August 15, 2020. During the second quarter of fiscal year 2020, we incurred $1.2 million in interest expense on all outstanding subordinated debentures and notes compared to $1.4 million in the same period in fiscal year 2019. During the first six months of fiscal years 2020 and 2019, interest expense on all outstanding subordinated debentures and notes was $2.5 million and $2.8 million, respectively.
62-

Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at March 31, 2020. Customer deposit obligations categorized as "not determined" include noninterest-bearing demand accounts and interest-bearing demand accounts with no stated maturity date.

	March 31, 2020
	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$1,240,321	$189,147	$76,510	$192	$8,672,945	$10,179,115
Securities sold under agreement to repurchase	64,809	—	—	—	—	64,809
FHLB advances and other borrowings	515,000	110,000	175,000	—	—	800,000
Subordinated debentures	—	—	—	75,920	—	75,920
Subordinated notes payable	—	—	—	35,000	—	35,000
Accrued interest payable	9,102	—	—	—	—	9,102
Interest on FHLB advances	9,176	6,481	7,471	—	—	23,128
Interest on subordinated debentures	2,495	2,495	7,484	23,906	—	36,380
Interest on subordinated notes payable	1,706	1,706	5,119	640	—	9,171
Other Commitments:
Commitments to extend credit—non-credit card	$987,183	$308,861	$392,305	$224,108	$—	$1,912,457
Commitments to extend credit—credit card	128,429	—	—	—	—	128,429
Letters of credit	69,768	—	—	—	—	69,768
We rent certain premises and equipment under operating leases. See Note 12 to the consolidated financial statements for additional information on long-term lease arrangements.
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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated.

	March 31, 2020	September 30, 2019
	(dollars in thousands)
Commitments to extend credit	$2,040,886	$2,229,678
Letters of credit	69,768	68,983
Total	$2,110,654	$2,298,661
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
63-

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
Great Western Bancorp, Inc. Our primary source of liquidity is cash obtained from dividends paid by our Bank. We primarily use our cash for the payment of dividends, when and if declared by our Board of Directors, and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our Bank through equity contributions and for acquisitions. At March 31, 2020, our holding company had $31.4 million of cash. During the second quarter of fiscal year 2020, we declared and paid a dividend of $0.30 per common share. The outstanding amount under our private placement subordinated capital notes was $35.0 million at March 31, 2020. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities. To this end, in August 2018 we filed a shelf registration statement with the SEC registering an indeterminate amount of our common stock, debt securities and other securities which we may decide to issue in the future. The specific terms of any shares or other securities we choose to issue will be based on current market conditions and will be described in a supplement to the prospectus contained in the shelf registration statement.
Great Western Bank. Our Bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding. At March 31, 2020, our Bank had cash of $347.5 million and $1.99 billion of highly-liquid securities held in our investment portfolio, of which $918.8 million were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our Bank had $800.0 million in FHLB borrowings at March 31, 2020, with additional available lines of $1.46 billion. Our Bank also had an additional borrowing capacity of $1.23 billion with the FRB Discount Window. Our Bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At March 31, 2020, we had a total of $2.11 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our Bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators.
64-

The following table presents our regulatory capital ratios at March 31, 2020 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	March 31, 2020
	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio ¹	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,185,668	11.3%	6.0%	N/A
Total capital	1,352,037	12.9%	8.0%	N/A
Tier 1 leverage	1,185,668	9.2%	4.0%	N/A
Common equity Tier 1	1,111,903	10.6%	4.5%	N/A
Risk-weighted assets	10,504,680
Great Western Bank
Tier 1 capital	$1,183,213	11.3%	6.0%	8.0%
Total capital	1,314,582	12.5%	8.0%	10.0%
Tier 1 leverage	1,183,213	9.2%	4.0%	5.0%
Common equity Tier 1	1,183,213	11.3%	4.5%	6.5%
Risk-weighted assets	10,503,830
[1] Does not include capital conservation buffer, which was 2.5% at March 31, 2020.
At March 31, 2020 and September 30, 2019, our Tier 1 capital included an aggregate of $73.8 million and $73.7 million, respectively, of trust preferred securities issued by our subsidiaries, net of fair value adjustment. At March 31, 2020, our Tier 2 capital included $131.4 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. At September 30, 2019, our Tier 2 capital included $70.8 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. Our total risk-weighted assets were $10.50 billion at March 31, 2020.
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
In particular, we evaluate our profitability and performance based on our adjusted net income, adjusted earnings per common share, tangible net income and return on average tangible common equity. Our adjusted net income and adjusted earnings per common share exclude the after-tax effect of items with a significant impact to net income that we do not believe to be recurring in nature, (e.g., one-time acquisition expenses as well as the COVID-19 impact on credit and other related charges and the impairment of goodwill and certain intangible assets). Our tangible net income and return on average tangible common equity exclude the effects of amortization expense relating to intangible assets and related tax effects from the acquisition of us by NAB and our acquisitions of other institutions. We believe these measures help highlight trends associated with our financial condition and results of operations by providing net income and return information excluding significant nonrecurring items (for adjusted net income and adjusted earnings per common share) and based on our cash payments and receipts during the applicable period (for tangible net income and return on average tangible common equity).
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
65-

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

	At or for the six months ended:		At or for the three months ended:
	March 31, 2020	March 31, 2019	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net (loss) income - GAAP	$(697,344)	$90,297	$(740,618)	$43,274	$50,285	$26,783	$44,511
Add: COVID-19 related impairment of goodwill and certain intangible assets, net of tax	713,013	—	713,013	—	—	—	—
Add: COVID-19 impact on credit and other related charges, net of tax	56,685	—	56,685	—	—	—	—
Adjusted net income	$72,354	$90,297	$29,080	$43,274	$50,285	$26,783	$44,511

Weighted average diluted common shares outstanding	56,141,816	57,556,984	55,906,002	56,457,967	56,804,172	57,110,103	57,074,674
Earnings per common share - diluted	$(12.42)	$1.57	$(13.25)	$0.77	$0.89	$0.47	$0.78
Adjusted earnings per common share - diluted	$1.29	$1.57	$0.52	$0.77	$0.89	$0.47	$0.78

Tangible net income and return on average tangible common equity:
Net (loss) income - GAAP	$(697,344)	$90,297	$(740,618)	$43,274	$50,285	$26,783	$44,511
Add: Amortization of intangible assets and COVID-19 related impairment of goodwill and certain intangible assets, net of tax	713,817	687	713,440	377	315	335	343
Tangible net income	$16,473	$90,984	$(27,178)	$43,651	$50,600	$27,118	$44,854

Average common equity	$1,913,277	$1,819,996	$1,918,035	$1,908,519	$1,885,785	$1,864,132	$1,822,940
Less: Average goodwill and other intangible assets	744,702	746,305	741,257	748,146	745,349	745,718	746,107
Average tangible common equity	$1,168,575	$1,073,691	$1,176,778	$1,160,373	$1,140,436	$1,118,414	$1,076,833

Return on average common equity *	(72.9)%	10.0%	(155.3)%	9.0%	10.6%	5.8%	9.9%
Return on average tangible common equity **	2.8%	17.0%	(9.3)%	15.0%	17.6%	9.7%	16.9%
* Calculated as net income - GAAP divided by average common equity. Annualized for partial-year periods.
** Calculated as tangible net income divided by average tangible common equity. Annualized for partial-year periods.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$207,156	$208,369	$101,983	$105,173	$106,709	$105,629	$103,475
Add: Tax equivalent adjustment	3,037	2,932	1,514	1,523	1,487	1,424	1,442
Net interest income (FTE)	210,193	211,301	103,497	106,696	108,196	107,053	104,917
Add: Current realized derivative gain (loss)	(2,140)	426	(1,250)	(890)	(127)	321	405
Adjusted net interest income (FTE)	$208,053	$211,727	$102,247	$105,806	$108,069	$107,374	$105,322

Average interest-earning assets	$11,567,032	$11,216,179	$11,590,453	$11,543,610	$11,609,823	$11,617,521	$11,345,559
Net interest margin (FTE) *	3.63%	3.78%	3.59%	3.68%	3.70%	3.70%	3.75%
Adjusted net interest margin (FTE) **	3.60%	3.79%	3.55%	3.65%	3.69%	3.71%	3.76%
* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

66-

	At or for the six months ended:		At or for the three months ended:
	March 31, 2020	March 31, 2019	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in thousands except share and per share amounts)
Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non-ASC 310-30 loans:
Interest income - GAAP	$229,679	$241,889	$111,970	$117,709	$124,923	$124,098	$121,528
Add: Tax equivalent adjustment	3,037	2,932	1,514	1,523	1,487	1,424	1,442
Interest income (FTE)	232,716	244,821	113,484	119,232	126,410	125,522	122,970
Add: Current realized derivative gain (loss)	(2,140)	426	(1,250)	(890)	(127)	321	405
Adjusted interest income (FTE)	$230,576	$245,247	$112,234	$118,342	$126,283	$125,843	$123,375

Average non-ASC 310-30 loans	$9,525,157	$9,525,498	$9,496,153	$9,554,161	$9,693,395	$9,699,433	$9,615,096
Yield (FTE) *	4.89%	5.15%	4.81%	4.96%	5.17%	5.19%	5.19%
Adjusted yield (FTE) **	4.84%	5.16%	4.75%	4.93%	5.17%	5.20%	5.20%
* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue - GAAP	$222,806	$243,312	$101,900	$120,906	$121,732	$116,395	$121,698
Add: Tax equivalent adjustment	3,037	2,932	1,514	1,523	1,487	1,424	1,442
Total revenue (FTE)	$225,843	$246,244	$103,414	$122,429	$123,219	$117,819	$123,140

Noninterest expense	$865,383	$113,686	$808,453	$56,930	$55,212	$56,000	$56,580
Less: Amortization of intangible assets and COVID-19 related impairment of goodwill and certain intangible assets	743,206	788	742,779	427	366	385	394
Tangible noninterest expense	$122,177	$112,898	$65,674	$56,503	$54,846	$55,615	$56,186

Efficiency ratio *	54.1%	45.8%	63.5%	46.2%	44.5%	47.2%	45.6%
* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,153,464	$1,852,394	$1,153,464	$1,920,669	$1,900,249	$1,881,128	$1,852,394
Less: Goodwill and other intangible assets	6,703	745,947	6,703	749,481	745,197	745,563	745,947
Tangible common equity	$1,146,761	$1,106,447	$1,146,761	$1,171,188	$1,155,052	$1,135,565	$1,106,447

Total assets	$12,387,808	$12,830,162	$12,387,808	$12,851,665	$12,788,301	$12,954,896	$12,830,162
Less: Goodwill and other intangible assets	6,703	745,947	6,703	749,481	745,197	745,563	745,947
Tangible assets	$12,381,105	$12,084,215	$12,381,105	$12,102,184	$12,043,104	$12,209,333	$12,084,215

Tangible common equity to tangible assets	9.3%	9.2%	9.3%	9.7%	9.6%	9.3%	9.2%

Tangible book value per share:
Total stockholders' equity	$1,153,464	$1,852,394	$1,153,464	$1,920,669	$1,900,249	$1,881,128	$1,852,394
Less: Goodwill and other intangible assets	6,703	745,947	6,703	749,481	745,197	745,563	745,947
Tangible common equity	$1,146,761	$1,106,447	$1,146,761	$1,171,188	$1,155,052	$1,135,565	$1,106,447

Common shares outstanding	55,013,928	56,938,435	55,013,928	56,382,915	56,283,659	56,939,032	56,938,435
Book value per share - GAAP	$20.97	$32.53	$20.97	$34.06	$33.76	$33.04	$32.53
Tangible book value per share	$20.84	$19.43	$20.84	$20.77	$20.52	$19.94	$19.43

Recent Accounting Pronouncements
See "Note 2. New Accounting Standards" in the accompanying "Notes to Consolidated Financial Statements (Unaudited)" included in this report for a discussion of new accounting pronouncements and their expected impact on our financial statements.
67-

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2020, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of March 31, 2020 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 and 200 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with realistic results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.
68-

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended March 31, 2020
Change in Market Interest Rates as of March 31, 2020	Twelve Months Ending March 31, 2021	Twelve Months Ending March 31, 2022
Immediate Shifts
+400 basis points	7.76%	13.24%
+300 basis points	5.86%	10.33%
+200 basis points	3.87%	7.27%
+100 basis points	1.86%	3.97%
-100 basis points	(2.26)%	(3.33)%
-200 basis points	(2.47)%	(3.48)%
Gradual Shifts
+400 basis points	(0.28)%
+300 basis points	(0.06)%
+200 basis points	0.14%
+100 basis points	0.25%
-100 basis points	(0.42)%
-200 basis points	(1.37)%
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
69-

ITEM 1A. RISK FACTORS
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. See "Part I, Item 1A. Risk Factors" of the Annual Report on Form 10-K of Great Western Bancorp, Inc., for the fiscal year ended September 30, 2019 (the “2019 Form 10-K”), which includes a detailed discussion of our risk factors. Other than as noted below, our risk factors have not changed significantly from those disclosed in our 2019 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2019 Form 10-K could materially affect our business, consolidated financial condition or future results of operations and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2019 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results of operations.
The outbreak of the COVID-19 pandemic has caused a significant global economic downturn which has adversely affected, and is expected to continue to adversely affect, our business and results of operations, and the future impacts of the COVID-19 pandemic on the global economy and our business, results of operations and financial condition remain uncertain.
Health epidemics or pandemics (or expectations about them) such as COVID-19, have destabilized financial markets in which we operate. COVID-19, which has been identified as a pandemic by the World Health Organization, is causing worldwide concern and economic disruption. The ongoing COVID-19 global and national health emergency has caused and will likely continue to cause significant disruption in the international and United States economies and financial markets, including the capital markets, as well as locally in our markets. There are cases of COVID-19 in all of our states in which we have branches. The ultimate extent of the impact on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the pandemic, and actions taken to contain or prevent further spread. These and other potential impacts of epidemics, pandemics or other outbreaks of an illness, disease or virus could therefore materially and adversely affect our business, revenue, operations, financial condition, liquidity, results of operations and prospects. If the response to contain COVID-19 is unsuccessful, material adverse effects may be exacerbated.
COVID-19 and its associated impacts on economic activities have had, are currently having and may for some time continue to have a destabilizing effect on financial markets and economic activity and have coincided with heightened volatility and significant disruption in financial markets and economy in the United States and worldwide, which could have a material adverse effect on our business, cash flows, business and consumer confidence, consolidated financial condition, results of operations, profitability, and growth asset quality. The full extent of the impact of COVID-19 is currently uncertain, cannot be predicted and will depend on certain developments, including, among others, governmental, regulatory and private sector actions and responses. Market interest rates have declined significantly. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income, margins and our profitability. Our assets and liabilities may be significantly impacted by changes in interest rates.
Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 could disrupt the business, activities, and operations of our customers, cause a decline in demand for our products and services, including loans and deposits which may result in a significant decrease in business and would negatively impact our liquidity position, our growth strategy and our ability to make payments under our debt obligations as they become due. Our financial results could also be impacted due to an inability of our customers to meet their loan commitments because of their losses associated with impacts of the disease, and could also result in increased risk of delinquencies, defaults, foreclosures, declining collateral values and the ability of our borrowers to repay their loans resulting in losses to our Bank. Moreover, current and future governmental action may temporarily require the Company to conduct business related to foreclosures, repossessions, payments, deferrals and other customer-related transactions differently.
Although the Company has established a pandemic response plan and procedures, our workforce has been, is, and may continue to be impacted by COVID-19. We are taking precautions to protect the safety and well-being of our employees and customers, including temporary branch and office closures, but no assurance can be given that our actions will be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service. The spread could also negatively impact availability of key personnel and employee productivity, as well as the business and operations of third-party service providers who perform critical services for us, which could adversely impact our ability to deliver products and services to our customers.
70-

Federal and state governments have enacted laws intending to stimulate the economy. President Trump has signed into law three economic stimulus packages, including the $2.0 trillion Coronavirus Relief and Economic Security Act on March 26, 2020, which, among other things, initiated the Small Business Administration PPP. On April 16, 2020 the original $349.0 billion of funding under the PPP ran out, however on April 24, 2020 the Federal Government added an additional $310.0 billion. Our Bank participated as a lender in both the initial and second rounds of the PPP which was designed to help small businesses maintain their workforce during the COVID-19 pandemic. As of April 24, 2020, we have made approximately 2,300 PPP loans totaling over $600.0 million. The Company understands that these loans are fully guaranteed by the U.S. government and believes the majority of these loans will be forgiven. However, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already been paid under the guaranty, seek recovery of any loss related to the deficiency from the Company. In addition, there can be no assurance that the borrowers will use the funds appropriately to qualify for forgiveness.
Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its processes and procedures used in processing applications for the PPP. If any such litigation is filed against the Bank and is not resolved in a manner favorable to the Bank, it may result in significant financial liability or adversely affect the Company's reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities
On September 1, 2019, our Board of Directors approved an amendment to our stock repurchase program originally approved on October 26, 2016, wherein we may repurchase up to $100.0 million of our common stock. Pursuant to the amendment, we may repurchase up to an additional $75.0 million of our common stock. The plan does not have an expiration date. In early March 2020, the Company determined to indefinitely suspend additional buybacks within its remaining authorization to support the Federal Reserve Board in actions taken to moderate the impact of COVID-19 by maintaining strong capital levels and liquidity to support customers and other stakeholders. Information on the shares purchased during the second quarter of fiscal year 2020 is as follows.

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (d)
1/1/2020 - 1/31/2020	298,400	$30.46	298,400	$66,030,076
2/1/2020 - 2/29/2020	830,387	30.07	830,387	41,422,294
3/1/2020 - 3/31/2020	242,283	26.07	242,283	35,089,719
Total	1,371,070	$29.45	1,371,070	$35,089,719

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
71-

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1 *	Employment Agreement, dated February 6, 2020, between Great Western Bancorp, Inc. and Mark Borrecco (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on February 11, 2020 (File No. 001-36688))

10.2 *	Employment Agreement, dated April 20, 2020, between Great Western Bancorp, Inc. and Stephen W. Yose (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on April 22, 2020 (File No. 001-36688))

11.1	Statement regarding Computation of Per Share Earnings (included as Note 18 to the registrant's unaudited consolidated financial statements)

31.1**	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan
** Filed herewith
*** Furnished, not filed
72-

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: April 30, 2020	By:	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

73-