Form 10-Q
period 2020-06-30
Great Western Bancorp, Inc.
filed 2020-07-29
CIK 1613665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of 7/24/20, the number of shares of the registrant’s Common Stock outstanding was 55,014,047.

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
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" or "Part II, Item 1A. Risk Factors" of this Report or the following:
•the severity, magnitude and duration of the COVID-19 pandemic and the direct and indirect impact of such pandemic, as well as responses to the pandemic by the government, business and consumers, on our operations and personnel, commercial activity and demand across our business and our customers' business;
•the disruption of global, national, state and local economies associated with the COVID-19 pandemic, which could affect our liquidity and capital positions, impair the ability of our borrowers to repay outstanding loans, impair collateral values and further increase our allowance for credit losses;
•current and future economic and market conditions in the United States generally or in our states in particular, including the rate of growth and employment levels;
•the impact on our business, operations, financial condition, liquidity, results of operations, prospects and trading prices of our shares arising out of the COVID-19 pandemic;
•our ability to anticipate interest rate changes and manage interest rate risk;
•uncertainty about the discontinued use of the London Inter Bank Offered Rate and transition to an alternative rate;
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
•possible impairment of our other intangible assets, or any adjustment of the valuation of our deferred tax assets;
•the effects of geopolitical instability, including war, terrorist attacks, and man-made and natural disasters, social instability and changes in governmental policies;
•the effects of adverse weather conditions, particularly on our agricultural borrowers;
4-

•the impact of, and changes in applicable laws, regulations and accounting standards, policies and interpretations, including the impact of the Tax Reform Act;
•increases in our FDIC insurance premiums, or the collection of special assessments by the FDIC;
•legal, compliance and reputational risks, including litigation and regulatory risks;
•our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations and to manage risks associated therewith;
•our ability to attract and retain senior management experienced in the banking and financial services industries;
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
5-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	(Unaudited)
	June 30, 2020	September 30, 2019
Assets
Cash and due from banks	$168,545	$201,487
Interest-bearing bank deposits	143,040	41,987
Cash and cash equivalents	311,585	243,474
Securities available for sale	1,972,626	1,783,208
Loans, net of unearned discounts and deferred fees, including $0 and $31,891 of loans covered by a FDIC loss share agreement at June 30, 2020 and September 30, 2019, respectively; $735,363 and $812,991 of loans at fair value under the fair value option at June 30, 2020 and September 30, 2019, respectively; and $12,840 and $7,351 of loans held for sale at June 30, 2020 and September 30, 2019, respectively	10,313,999	9,706,763
Allowance for loan and lease losses	(148,158)	(70,774)
Net loans	10,165,841	9,635,989
Premises and equipment, including $705 and $2,757 of property held for sale at June 30, 2020 and September 30, 2019, respectively	119,834	120,645
Accrued interest receivable	57,955	58,699
Other repossessed property, including $0 of property covered by a FDIC loss share agreement at both June 30, 2020 and September 30, 2019	19,231	36,764
Goodwill	—	739,023
Cash surrender value of life insurance policies	31,443	30,796
Net deferred tax assets	53,586	7,286
Other assets	202,227	132,417
Total assets	$12,934,328	$12,788,301
Liabilities and stockholders’ equity
Noninterest-bearing	$2,592,376	$1,956,025
Interest-bearing	8,558,238	8,344,314
Total deposits	11,150,614	10,300,339
Securities sold under agreements to repurchase	70,362	68,992
FHLB advances and other borrowings	355,000	340,000
Subordinated debentures and subordinated notes payable	108,792	108,636
Accrued expenses and other liabilities	88,916	70,085
Total liabilities	11,773,684	10,888,052
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 55,014,047 shares issued and outstanding at June 30, 2020 and 56,283,659 shares issued and outstanding at September 30, 2019	550	563
Additional paid-in capital	1,183,242	1,228,714
Retained earnings	(68,305)	657,475
Accumulated other comprehensive income	45,157	13,497
Total stockholders' equity	1,160,644	1,900,249
Total liabilities and stockholders' equity	$12,934,328	$12,788,301
See accompanying notes.
6-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Interest income
Loans	$109,227	$126,392	$342,014	$372,156
Investment securities	10,532	11,430	33,359	30,575
Federal funds sold and other	112	377	1,278	1,416
Total interest income	119,871	138,199	376,651	404,147
Interest expense
Deposits	10,011	28,615	50,818	79,507
FHLB advances and other borrowings	2,539	2,538	8,807	6,464
Subordinated debentures and subordinated notes payable	1,070	1,417	3,619	4,177
Total interest expense	13,620	32,570	63,244	90,148
Net interest income	106,251	105,629	313,407	313,999
Provision for loan and lease losses	21,641	26,077	101,539	38,965
Net interest income after provision for loan and lease losses	84,610	79,552	211,868	275,034
Noninterest income
Service charges and other fees	7,731	10,321	28,328	32,219
Wealth management fees	2,773	2,234	8,859	6,592
Mortgage banking income, net	2,422	1,055	5,179	3,366
Net gain (loss) on sale of securities	—	322	—	(191)
Net (decrease) increase in fair value of loans at fair value	(22,118)	16,429	(1,510)	49,662
Net realized and unrealized loss on derivatives	(3,681)	(20,904)	(40,379)	(50,252)
Other	1,190	1,309	3,490	4,313
Total noninterest (loss) income	(11,683)	10,766	3,967	45,709
Noninterest expense
Salaries and employee benefits	39,042	33,899	112,259	103,206
Data processing and communication	5,817	6,234	17,713	17,475
Occupancy and equipment	5,251	4,934	15,941	15,599
Professional fees	7,382	3,923	16,409	11,181
Advertising	750	1,145	2,573	3,299
Net loss on repossessed property and other related expenses	2,475	595	8,508	4,062
Goodwill and intangible assets impairment	—	—	742,352	—
Other	6,332	5,270	16,677	14,864
Total noninterest expense	67,049	56,000	932,432	169,686
Income (loss) before income taxes	5,878	34,318	(716,597)	151,057
Provision for (benefit from) income taxes	478	7,535	(24,653)	33,977
Net income (loss)	$5,400	$26,783	$(691,944)	$117,080
Basic earnings per common share
Weighted average common shares outstanding	55,082,621	56,995,007	55,788,751	57,321,561
Basic earnings per share	$0.10	$0.47	$(12.40)	$2.04
Diluted earnings per common share
Weighted average diluted common shares outstanding	55,145,619	57,110,103	55,788,751	57,408,023
Diluted earnings per share	$0.10	$0.47	$(12.40)	$2.04
Dividends per share
Dividends paid	$8,252	$17,081	$41,906	$45,852
Dividends per share	$0.15	$0.30	$0.75	$0.80
See accompanying notes.
7-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$5,400	$26,783	$(691,944)	$117,080
Other comprehensive income, net of tax
Securities available for sale:
Net unrealized holding gain arising during the period	11,838	23,690	42,019	53,882
Reclassification adjustment for net (gain) loss realized in net income	—	(322)	—	191
Income tax expense	(2,919)	(5,761)	(10,359)	(13,329)
Net change in unrealized gain on securities available for sale	8,919	17,607	31,660	40,744
Comprehensive income (loss)	$14,319	$44,390	$(660,284)	$157,824
See accompanying notes.
8-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, April 1, 2019		$569	$1,245,657	$614,540	$(8,372)	$1,852,394
Net income	$26,783	—	—	26,783	—	26,783
Other comprehensive income, net of tax	17,607	—	—	—	17,607	17,607
Total comprehensive income	$44,390
Stock-based compensation, net of tax		—	1,425	—	—	1,425
Cash dividends:
Common stock, $0.30 per share		—	—	(17,081)	—	(17,081)
Balance, June 30, 2019		$569	$1,247,082	$624,242	$9,235	$1,881,128

Balance, April 1, 2020		$550	$1,190,381	$(73,705)	$36,238	$1,153,464
Net income	$5,400	—	—	5,400	—	5,400
Other comprehensive income, net of tax	8,919	—	—	—	8,919	8,919
Total comprehensive income	$14,319
Stock-based compensation, net of tax		—	1,113	—	—	1,113
Cash dividends:
Common stock, $0.15 per share		—	(8,252)	—	—	(8,252)
Balance, June 30, 2020		$550	$1,183,242	$(68,305)	$45,157	$1,160,644
See accompanying notes.

	Comprehensive Income (Loss)	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, October 1, 2018		$589	$1,318,457	$553,014	$(31,509)	$1,840,551
Net income	$117,080	—	—	117,080	—	117,080
Other comprehensive income, net of tax	40,744	—	—	—	40,744	40,744
Total comprehensive income	$157,824
Stock-based compensation, net of tax		1	3,263	—	—	3,264
Repurchase common stock		(21)	(74,638)	—	—	(74,659)
Cash dividends:
Common stock, $0.80 per share		—	—	(45,852)	—	(45,852)
Balance, June 30, 2019		$569	$1,247,082	$624,242	$9,235	$1,881,128

Balance, October 1, 2019		$563	$1,228,714	$657,475	$13,497	$1,900,249
Net (loss)	$(691,944)	—	—	(691,944)	—	(691,944)
Other comprehensive income, net of tax	31,660	—	—	—	31,660	31,660
Total comprehensive (loss)	$(660,284)
Cumulative effect adjustment related to ASU adoption ¹		—	—	(182)	—	(182)
Stock-based compensation, net of tax		1	2,749	—	—	2,750
Repurchase of common stock		(14)	(39,969)	—	—	(39,983)
Cash dividends:
Common stock, $0.75 per share		—	(8,252)	(33,654)	—	(41,906)
Balance, June 30, 2020		$550	$1,183,242	$(68,305)	$45,157	$1,160,644
¹ Related to the Company's adoption of ASU 2016-02 and subsequent related ASUs on October 1, 2019. See Note 2, "New Accounting Pronouncements," for additional information.

9-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended June 30,
	2020	2019
Operating activities
Net (loss) income	$(691,944)	$117,080
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,152	8,415
Amortization of FDIC indemnification asset	1,012	1,154
Net loss on sale of securities and other assets	6,649	2,727
Net gain on sale of loans	(5,840)	(3,971)
Provision for loan and lease losses	101,539	38,965
Goodwill and intangible assets impairment	742,352	—
Provision for (reversal of) loan servicing rights loss	6	(1)
Stock-based compensation	2,750	3,264
Originations of residential real estate loans held for sale	(231,420)	(171,233)
Proceeds from sales of residential real estate loans held for sale	231,771	174,420
Net deferred income taxes	(56,659)	21
Changes in:
Accrued interest receivable	744	1,598
Other assets	(71,570)	(24,363)
Accrued interest payable and other liabilities	20,128	158
Net cash provided by operating activities	62,670	148,234
Investing activities
Purchase of securities available for sale	(540,697)	(666,901)
Proceeds from sales of securities available for sale	—	145,627
Proceeds from maturities of securities available for sale	387,950	158,464
Net increase in loans	(633,971)	(519,597)
(Payment) recovery of covered losses from FDIC indemnification claims	(46)	26
Purchase of premises and equipment	(4,988)	(11,980)
Proceeds from sale of premises and equipment	—	605
Proceeds from sale of repossessed property	18,798	8,422
Purchase of FHLB stock	(113,437)	(72,948)
Proceeds from redemption of FHLB stock	112,992	59,869
Net cash paid in business acquisition	(4,711)	—
Net cash used in investing activities	(778,110)	(898,413)
Financing activities
Net increase in deposits	850,367	502,568
Net increase (decrease) in securities sold under agreements to repurchase and other short-term borrowings	1,370	(33,982)
Proceeds from FHLB advances and other long-term borrowings	680,000	795,000
Repayments on FHLB advances and other long-term borrowings	(665,000)	(465,000)
Common stock repurchased	(39,983)	(74,659)
Taxes paid related to net share settlement of equity awards	(1,297)	(1,236)
Dividends paid	(41,906)	(45,852)
Net cash provided by financing activities	783,551	676,839
Net increase (decrease) in cash and cash equivalents	68,111	(73,340)
Cash and cash equivalents, beginning of period	243,474	298,696
Cash and cash equivalents, end of period	$311,585	$225,356
Supplemental disclosure of cash flow information
Cash payments for interest	$71,423	$81,585
Cash payments for income taxes	$21,089	$37,708
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(7,762)	$(23,625)
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
On July 29, 2020, the Board of Directors of the Company declared a dividend of $0.01 per common share payable on August 27, 2020 to stockholders of record as of close of business on August 13, 2020.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which addresses timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires institutions to measure all expected credit losses related to financial assets measured at amortized costs with an expected loss model based on historical experience, current conditions and reasonable and supportable forecasts relevant to affect the collectability of the financial assets, which is referred to as the current expected credit loss model. ASU 2016-13 requires enhanced disclosures, including qualitative and quantitative requirements, to help understand significant estimates and judgments used in estimating credit losses, as well as provide additional information about the amounts recorded in the financial statements. From November 2018 through February 2020, the FASB issued ASUs which made technical corrections and improvements to the previous ASU issued (ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments, Credit Losses; ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses; and ASU 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)). The ASUs require the use of the modified retrospective approach for adoption. These ASUs will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The Company continues to be on track to implement the standard on October 1, 2020 as we ran parallel processing with the current allowance method as of June 30, 2020. Our CECL allowance methodology will be driven by our PD risk ratings, our charge-off history and adjusted for the economic outlook as provided by Oxford Economics as of the date of adoption. Changes in the reserve associated with the Day 1 transition will not be reflected in net income, but directly through retained earnings and will be gradually phased into regulatory capital ratios over the next 3-5 years. The CECL standard does not apply to the fair value portfolio and as such there will be no Day 1 change to this portfolio. Since the magnitude of the anticipated change in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.
12-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of June 30, 2020
U.S. Treasury securities	$49,795	$553	$—	$50,348
Mortgage-backed securities:
Government National Mortgage Association	546,739	13,251	(101)	559,889
Federal Home Loan Mortgage Corporation	575,530	19,400	(2)	594,928
Federal National Mortgage Association	385,813	15,840	(6)	401,647
Small Business Assistance Program	295,662	9,802	(158)	305,306
States and political subdivision securities	58,137	1,319	—	59,456
Other	1,006	46	—	1,052
Total	$1,912,682	$60,211	$(267)	$1,972,626

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2019
U.S. Treasury securities	$94,178	$599	$(32)	$94,745
Mortgage-backed securities:
Government National Mortgage Association	501,139	3,374	(3,027)	501,486
Federal Home Loan Mortgage Corporation	463,974	8,840	(770)	472,044
Federal National Mortgage Association	322,340	5,409	(398)	327,351
Small Business Assistance Program	316,502	3,674	(154)	320,022
States and political subdivision securities	66,145	494	(116)	66,523
Other	1,006	31	—	1,037
Total	$1,765,284	$22,421	$(4,497)	$1,783,208
13-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The amortized cost and approximate fair value of debt securities available for sale as of June 30, 2020 and September 30, 2019, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalty.

	June 30, 2020		September 30, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$64,555	$65,163	$58,377	$58,343
Due after one year through five years	31,856	32,628	89,836	90,601
Due after five years through ten years	11,521	12,013	12,110	12,324
Due after ten years	—	—	—	—
	107,932	109,804	160,323	161,268
Mortgage-backed securities	1,803,744	1,861,770	1,603,955	1,620,903
Securities without contractual maturities	1,006	1,052	1,006	1,037
Total	$1,912,682	$1,972,626	$1,765,284	$1,783,208
There were no sales of securities available for sale for both the three and nine months ended June 30, 2020. There were $48.4 million and $145.6 million of proceeds from the sales of securities available for sale for the three and nine months ended June 30, 2019, respectively. No gross gains (pre-tax) were realized on the sales for the three and nine months ended June 30, 2020, while $0.3 million was realized for both the three and nine months ended June 30, 2019, using the specific identification method. No gross losses (pre-tax) were realized on the sales for the three and nine months ended June 30, 2020, and $0.0 million and $0.5 million gross losses (pre-tax) were realized on the sales for the three and nine months ended June 30, 2019, respectively, using the specific identification method. The Company recognized no other-than-temporary impairment for the three and nine months ended June 30, 2020 and 2019.
Securities with an estimated fair value of approximately $1.05 billion and $863.9 million at June 30, 2020 and September 30, 2019, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required by contractual obligation or law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 6% and 36% of the Company’s investment portfolio at estimated fair value at June 30, 2020 and September 30, 2019, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more-likely-than-not the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired at June 30, 2020 or September 30, 2019.
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
As of June 30, 2020
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	77,331	(213)	34,258	(54)	111,589	(267)
States and political subdivision securities	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$77,331	$(213)	$34,258	$(54)	$111,589	$(267)
14-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2019
U.S. Treasury securities	$—	$—	$44,729	$(32)	$44,729	$(32)
Mortgage-backed securities	94,612	(205)	474,979	(4,144)	569,591	(4,349)
States and political subdivision securities	—	—	23,693	(116)	23,693	(116)
Other	—	—	—	—	—	—
Total	$94,612	$(205)	$543,401	$(4,292)	$638,013	$(4,497)
As of June 30, 2020 and September 30, 2019, the Company had 17 and 169 securities, respectively, in an unrealized loss position.
4. Loans
The following table presents the composition of loans as of June 30, 2020 and September 30, 2019.

	June 30, 2020	September 30, 2019
	(dollars in thousands)
Commercial real estate	$5,355,493	$5,092,410
Agriculture	1,815,121	2,008,644
Commercial non-real estate	2,226,759	1,719,956
Residential real estate	862,821	812,208
Consumer	61,452	51,925
Other	34,713	47,541
Ending balance	10,356,359	9,732,684
Less: Unamortized discount on acquired loans	(9,098)	(13,655)
Unearned net deferred fees and costs and loans in process	(33,262)	(12,266)
Total	$10,313,999	$9,706,763
The loan segments above include loans covered by a FDIC non-commercial loss sharing agreement, which ended June 4, 2020, totaling $31.9 million as of September 30, 2019, residential real estate loans held for sale totaling $12.8 million and $7.4 million at June 30, 2020 and September 30, 2019, respectively, and $735.4 million and $813.0 million of loans accounted for at fair value at June 30, 2020 and September 30, 2019, respectively.
Unearned net deferred fees and costs totaled $33.8 million and $13.9 million as of June 30, 2020 and September 30, 2019, respectively. Loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Loans in process totaled $(0.5) million and $(1.6) million at June 30, 2020 and September 30, 2019, respectively.
Loans guaranteed by agencies of the U.S. government totaled $865.8 million and $154.2 million at June 30, 2020 and September 30, 2019, respectively.
Principal balances of residential real estate loans sold totaled $50.6 million and $69.8 million for the three months ended June 30, 2020 and 2019, respectively, and $226.0 million and $170.4 million for the nine months ended June 30, 2020 and 2019, respectively.
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
15-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the Company’s nonaccrual loans at June 30, 2020 and September 30, 2019, excluding ASC 310-30 loans. Loans greater than 90 days past due and still accruing interest as of June 30, 2020 and September 30, 2019, were $0.0 million and $11.2 million, respectively.

	June 30, 2020	September 30, 2019
	(dollars in thousands)
Nonaccrual loans
Commercial real estate	$96,765	$14,973
Agriculture	150,009	77,880
Commercial non-real estate	20,414	9,502
Residential real estate	4,607	2,661
Consumer	79	74
Total	$271,874	$105,090
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
The following table presents the composition of the loan portfolio by internally assigned grade as of June 30, 2020 and September 30, 2019. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $735.4 million at June 30, 2020 and $813.0 million at September 30, 2019.

As of June 30, 2020	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate ¹	Consumer ¹	Other	Total
	(dollars in thousands)
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$4,544,252	$1,095,048	$1,936,134	$835,956	$60,512	$34,713	$8,506,615
Watchlist	175,893	234,251	48,334	11,392	710	—	470,580
Substandard	173,324	344,027	99,828	13,156	102	—	630,437
Doubtful	49	3,394	799	14	3	—	4,259
Loss	—	—	—	—	—	—	—
Ending balance	4,893,518	1,676,720	2,085,095	860,518	61,327	34,713	9,611,891
Loans covered by a FDIC loss sharing agreement	—	—	—	—	—	—	—
Total	$4,893,518	$1,676,720	$2,085,095	$860,518	$61,327	$34,713	$9,611,891
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

Past Due Loans
The following table presents the Company’s past due loans at June 30, 2020 and September 30, 2019. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $735.4 million at June 30, 2020 and $813.0 million at September 30, 2019.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
	(dollars in thousands)
As of June 30, 2020
Commercial real estate	$93	$30,393	$28,683	$59,169	$4,834,349	$4,893,518
Agriculture	82,476	5,842	69,351	157,669	1,519,051	1,676,720
Commercial non-real estate	21	323	15,595	15,939	2,069,156	2,085,095
Residential real estate	916	1,143	3,407	5,466	855,052	860,518
Consumer	15	13	20	48	61,279	61,327
Other	—	—	—	—	34,713	34,713
Ending balance	83,521	37,714	117,056	238,291	9,373,600	9,611,891
Loans covered by a FDIC loss sharing agreement	—	—	—	—	—	—
Total	$83,521	$37,714	$117,056	$238,291	$9,373,600	$9,611,891

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
	(dollars in thousands)
As of September 30, 2019
Commercial real estate	$3,587	$570	$2,475	$6,632	$4,566,452	$4,573,084
Agriculture	13,411	1,267	33,089	47,767	1,806,772	1,854,539
Commercial non-real estate	3,932	120	4,424	8,476	1,561,739	1,570,215
Residential real estate	311	676	939	1,926	775,086	777,012
Consumer	61	110	7	178	51,580	51,758
Other	—	—	—	—	47,541	47,541
Ending balance	21,302	2,743	40,934	64,979	8,809,170	8,874,149
Loans covered by a FDIC loss sharing agreement	536	410	331	1,277	30,614	31,891
Total	$21,838	$3,153	$41,265	$66,256	$8,839,784	$8,906,040
17-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Impaired Loans
The following table presents the Company’s impaired loans. This table excludes purchased credit impaired loans and loans measured at fair value with changes in fair value reported in earnings.

	June 30, 2020			September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)
Impaired loans:
With an allowance recorded:
Commercial real estate	$84,064	$85,941	$18,993	$26,003	$26,297	$4,159
Agriculture	88,107	91,439	10,835	98,392	104,350	8,234
Commercial non-real estate	28,684	32,127	9,846	21,331	21,777	6,062
Residential real estate	5,513	6,034	2,101	3,829	4,311	1,795
Consumer	106	116	32	207	214	97
Total impaired loans with an allowance recorded	206,474	215,657	41,807	149,762	156,949	20,347
With no allowance recorded:
Commercial real estate	89,000	127,589	—	28,272	66,631	—
Agriculture	260,026	278,906	—	231,087	255,308	—
Commercial non-real estate	72,458	80,692	—	21,579	31,414	—
Residential real estate	5,389	7,801	—	3,290	5,454	—
Consumer	1	108	—	1	108	—
Total impaired loans with no allowance recorded	426,874	495,096	—	284,229	358,915	—
Total impaired loans	$633,348	$710,753	$41,807	$433,991	$515,864	$20,347
The following table presents the average recorded investment on impaired loans and interest income recognized on impaired loans for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2020		2019		2020		2019
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(dollars in thousands)
Commercial real estate	$152,871	$1,684	$40,199	$718	$113,146	$5,350	$39,399	$1,415
Agriculture	348,006	3,421	253,240	7,147	354,202	16,722	196,563	10,349
Commercial non-real estate	97,310	678	26,381	468	84,849	5,079	24,518	1,146
Residential real estate	10,901	120	6,911	123	9,957	513	6,831	305
Consumer	117	2	261	8	148	6	237	19
Total	$609,205	$5,905	$326,992	$8,464	$562,302	$27,670	$267,548	$13,234
Valuation adjustment reductions made to repossessed properties totaled $2.0 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Valuation adjustment reductions made to repossessed properties totaled $6.8 million and $2.0 million for the nine months ended June 30, 2020 and 2019, respectively. The adjustments are included in net loss on repossessed property and other related expenses in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are TDRs that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. Specific reserves included in the allowance for loan and lease losses for TDRs were $7.9 million and $10.3 million at June 30, 2020 and September 30, 2019, respectively. There were nominal and $0.2 million of commitments to lend additional funds to borrowers whose loans were modified in a TDR as of June 30, 2020 and September 30, 2019, respectively.
18-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the recorded value of the Company’s TDR balances as of June 30, 2020 and September 30, 2019.

	June 30, 2020		September 30, 2019
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Commercial real estate	$31,627	$1,762	$17,145	$904
Agriculture	2,989	47,791	22,929	24,762
Commercial non-real estate	8,645	5,508	4,398	4,257
Residential real estate	285	86	263	102
Consumer	4	36	107	48
Total	$43,550	$55,183	$44,842	$30,073
TDRs are generally restructured through either a rate modification, term extension, payment modification or due to a bankruptcy. The following table presents a summary of all accruing loans restructured in TDRs for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30,						Nine Months Ended June 30,
	2020			2019			2020			2019
		Recorded Investment			Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Commercial real estate	1	$12,001	$12,001	2	$15,466	$15,466	2	$14,880	$14,880	2	$15,466	$15,466
Agriculture	—	—	—	16	11,537	11,537	2	993	993	16	11,537	11,537
Commercial non-real estate	—	—	—	—	—	—	4	5,096	5,096	—	—	—
Residential real estate	—	—	—	—	—	—	1	50	50	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	1	89	89
Total accruing	1	$12,001	$12,001	18	$27,003	$27,003	9	$21,019	$21,019	19	$27,092	$27,092
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—	—	—	—
The following table presents a summary of all nonaccruing loans restructured in TDRs for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30,						Nine Months Ended June 30,
	2020			2019			2020			2019
		Recorded Investment			Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Commercial real estate	—	$—	$—	1	$882	$882	1	$2,216	$2,216	1	$882	$882
Agriculture	1	19,342	19,342	9	5,802	5,802	11	20,797	20,797	9	5,802	5,802
Commercial non-real estate	3	922	922	2	3,699	3,699	5	1,752	1,752	2	3,699	3,699
Residential real estate	—	—	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—	—	—
Total nonaccruing	4	$20,264	$20,264	12	$10,383	$10,383	17	$24,765	$24,765	12	$10,383	$10,383
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—	—	—	—
19-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default for the three and nine months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2020		2019		2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate	1	$1,720	—	$—	1	$1,720	—	$—
Agriculture	5	166	—	—	10	1,261	—	—
Commercial non-real estate	4	1,308	—	—	4	1,308	—	—
Residential real estate	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	10	$3,194	—	$—	15	$4,289	—	$—
For purposes of the table above, a loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. There were $0.0 million for both the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.0 million for the nine months ended June 30, 2020 and 2019, respectively, of loans removed from TDR status as they were restructured at market terms and are performing.
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
20-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following tables present the Company’s allowance for loan and lease losses roll forward for the three and nine months ended June 30, 2020 and 2019.

Three Months Ended June 30, 2020	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance, April 1, 2020	$64,414	$29,526	$31,766	$8,356	$777	$1,111	$135,950
Charge-offs	(1,335)	(4,250)	(3,210)	(92)	(20)	(1,700)	(10,607)
Recoveries	121	735	131	48	16	123	1,174
Provision	15,392	3,418	359	229	138	2,065	21,601
Impairment of ASC 310-30 loans	31	—	—	—	9	—	40
Ending balance, June 30, 2020	$78,623	$29,429	$29,046	$8,541	$920	$1,599	$148,158

Three Months Ended June 30, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance, April 1, 2019	$15,603	$33,725	$13,049	$4,326	$374	$926	$68,003
Charge-offs	(45)	(12,759)	(4,608)	(182)	(18)	(357)	(17,969)
Recoveries	169	—	79	48	15	124	435
Provision	1,606	15,159	8,567	451	150	267	26,200
(Improvement) impairment of ASC 310-30 loans	(9)	—	49	(163)	—	—	(123)
Ending balance, June 30, 2019	$17,324	$36,125	$17,136	$4,480	$521	$960	$76,546

Nine Months Ended June 30, 2020	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance, October 1, 2019	$16,827	$30,819	$17,567	$4,095	$427	$1,039	$70,774
Charge-offs	(2,789)	(13,378)	(8,269)	(379)	(65)	(2,760)	(27,640)
Recoveries	355	2,143	303	360	64	260	3,485
Provision	64,249	10,110	19,445	4,023	464	3,060	101,351
(Improvement) impairment of ASC 310-30 loans	(19)	(265)	—	442	30	—	188
Ending balance, June 30, 2020	$78,623	$29,429	$29,046	$8,541	$920	$1,599	$148,158

Nine Months Ended June 30, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance, October 1, 2018	$16,777	$28,121	$13,610	$4,749	$257	$1,026	$64,540
Charge-offs	(990)	(19,704)	(6,079)	(824)	(351)	(751)	(28,699)
Recoveries	428	274	306	335	143	254	1,740
Provision	1,537	27,434	9,250	82	472	431	39,206
(Improvement) impairment of ASC 310-30 loans	(428)	—	49	138	—	—	(241)
Ending balance, June 30, 2019	$17,324	$36,125	$17,136	$4,480	$521	$960	$76,546

21-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance as of June 30, 2020 and September 30, 2019. These tables are presented net of unamortized discount on acquired loans and excludes loans of $735.4 million measured at fair value, loans held for sale of $12.8 million, and guaranteed loans of $858.7 million for June 30, 2020 and loans measured at fair value of $813.0 million, loans held for sale of $7.4 million, and guaranteed loans of $145.9 million for September 30, 2019.

As of June 30, 2020	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$18,993	$10,835	$9,846	$2,101	$32	$—	$41,807
Collectively evaluated for impairment	59,489	18,594	19,171	5,946	858	1,599	105,657
ASC 310-30 loans	141	—	29	494	30	—	694
Total allowance	$78,623	$29,429	$29,046	$8,541	$920	$1,599	$148,158
Financing Receivables
Individually evaluated for impairment	$173,064	$348,133	$101,142	$10,902	$107	$—	$633,348
Collectively evaluated for impairment	4,622,868	1,280,973	1,246,654	809,258	60,880	34,713	8,055,346
ASC 310-30 loans	20,903	3,086	136	27,210	340	—	51,675
Loans Outstanding	$4,816,835	$1,632,192	$1,347,932	$847,370	$61,327	$34,713	$8,740,369

As of September 30, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$4,159	$8,234	$6,062	$1,795	$97	$—	$20,347
Collectively evaluated for impairment	12,509	22,320	11,476	2,188	330	1,039	49,862
ASC 310-30 loans	159	265	29	112	—	—	565
Total allowance	$16,827	$30,819	$17,567	$4,095	$427	$1,039	$70,774
Financing Receivables
Individually evaluated for impairment	$54,275	$329,479	$42,910	$7,119	$208	$—	$433,991
Collectively evaluated for impairment	4,418,611	1,501,164	1,480,949	763,645	51,112	47,541	8,263,022
ASC 310-30 loans	22,124	2,756	221	30,280	438	—	55,819
Loans Outstanding	$4,495,010	$1,833,399	$1,524,080	$801,044	$51,758	$47,541	$8,752,832
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
The ALLL for ASC 310-30 loans totaled $0.7 million and $0.6 million at June 30, 2020 and September 30, 2019, respectively. For the three and nine months ended June 30, 2020, loan pools accounted for under ASC 310-30 had a negligible and $0.2 million net impairment of provision, respectively. For the three and nine months ended June 30, 2019, loan pools accounted for under ASC 310-30 had a net reversal of provision of $0.1 million and $0.2 million, respectively.
The reserve for unfunded loan commitments was $3.3 million and $0.5 million at June 30, 2020 and September 30, 2019, respectively and is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
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
The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Balance, beginning of period	$19,340	$33,680	$26,047	$34,973
Accretion	(1,854)	(1,771)	(5,547)	(6,114)
Reclassification to nonaccretable difference	(776)	(3,142)	(3,790)	(92)
Balance, end of period	$16,710	$28,767	$16,710	$28,767
The reclassifications to nonaccretable difference noted in the table above represent instances where specific pools of loans are expected to perform worse over the remaining lives of the loans than expected at the prior re-assessment date.
The following table provides purchased credit impaired loans at June 30, 2020 and September 30, 2019.

	June 30, 2020			September 30, 2019
	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³
	(dollars in thousands)
Commercial real estate	$87,125	$20,903	$20,762	$90,295	$22,124	$21,965
Agriculture	4,119	3,086	3,086	4,462	2,756	2,491
Commercial non-real estate	7,016	136	107	7,190	221	192
Residential real estate	31,603	27,210	26,716	35,413	30,280	30,168
Consumer	399	340	310	493	438	438
Total lending	$130,262	$51,675	$50,981	$137,853	$55,819	$55,254
[1] Represents the legal balance of ASC 310-30 loans.
[2] Represents the book balance of ASC 310-30 loans.
[3] Represents the book balance of ASC 310-30 loans net of the related allowance for loan and lease losses.

7. FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the TierOne Bank acquisition, the Company is reimbursed for a portion of the losses incurred on covered assets under the non-commercial loss share agreement, which ended on June 4, 2020. As covered assets are resolved, whether through repayment, short sale of the underlying collateral, the foreclosure on or sale of collateral, or the sale or charge-off of loans or other repossessed property, any differences between the carrying value of the covered assets versus the payments received during the resolution process that are reimbursable by the FDIC are recognized as reductions in the FDIC indemnification asset. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC.
23-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table represents a summary of the activity related to the FDIC indemnification asset for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Balance, beginning of period	$481	$1,552	$1,079	$2,502
Amortization	(371)	(301)	(1,012)	(1,154)
Changes in expected reimbursements from FDIC for changes in expected credit losses	—	2	—	(11)
Changes in reimbursable expenses	—	—	—	(41)
Payments (reimbursements) of covered losses to (from) the FDIC	3	17	46	(26)
Balance, end of period	$113	$1,270	$113	$1,270
The loss claims filed are subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreement which ended June 4, 2020. The final claim certificate was filed in July 2020.
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
The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by the Company as of June 30, 2020 and September 30, 2019.

	June 30, 2020			September 30, 2019
	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps
Financial institution counterparties	$1,280,039	$—	$(71,128)	$1,259,765	$35	$(38,755)
Customer counterparties	644,755	90,304	—	499,643	48,652	—
Interest rate caps
Financial institution counterparties	12,738	2	—	100	2	—
Customer counterparties	12,738	—	(2)	100	—	(2)
Risk participation agreements	78,141	—	(37)	56,833	—	(58)
Mortgage loan commitments	90,951	10	—	56,665	—	(11)
Mortgage loan forward sale contracts	99,542	—	(10)	61,872	11	—
Total	$2,218,904	$90,316	$(71,177)	$1,934,978	$48,700	$(38,826)
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
The following tables provide information on the Company's netting adjustments as of June 30, 2020 and September 30, 2019.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
As of June 30, 2020
Total Derivative Assets	$90,316	$(6,859)	$22,293	$105,750
Total Derivative Liabilities ¹	(71,177)	6,859	64,305	(13)
[1] There was an additional $25.2 million of collateral held for initial margin with a Futures Clearing Merchant for clearing derivatives at June 30, 2020 and is included in other assets in the consolidated balance sheets.

24-

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
The Company enters into RPAs with some of its derivative counterparties to assume the credit exposure related to interest rate derivative contracts. The Company's loan customer enters into an interest rate swap directly with a derivative counterparty and the Company agrees through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer.
The effect of derivatives on the consolidated statements of income for the three and nine months ended June 30, 2020 and 2019 was as follows.

		Amount of Loss Recognized in Consolidated Statements of Income
		Three Months Ended June 30,		Nine Months Ended June 30,
	Location of Loss Recognized in Consolidated Statements of Income	2020	2019	2020	2019
		(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps and other derivatives	Net realized and unrealized loss on derivatives	$(3,681)	$(20,904)	$(40,379)	$(50,252)
Mortgage loan commitments	Net realized and unrealized loss on derivatives	(627)	23	21	44
Mortgage loan forward sale contracts	Net realized and unrealized loss on derivatives	627	(23)	(21)	(44)

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
Long-term loans for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $35.4 million at June 30, 2020 and a net favorable difference of approximately $34.2 million at September 30, 2019. The total unpaid principal balance of these long-term loans was approximately $699.9 million and $778.8 million at June 30, 2020 and September 30, 2019, respectively. The fair value of these loans is included in total loans in the consolidated balance sheets and are grouped with commercial real estate, agricultural and commercial non-real estate loans in Note 4. As of June 30, 2020 and September 30, 2019, there were loans with a fair value of $36.2 million and $16.5 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $62.6 million and $17.8 million, respectively.
25-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Changes in fair value for items for which the fair value option has been elected were a decrease in fair value of $22.1 million and $1.5 million for the three and nine months ended June 30, 2020, respectively, and an increase in fair value of $16.4 million and $49.7 million for the three and nine months ended June 30, 2019, respectively. These changes in fair value are reported in noninterest income (loss) within the consolidated statements of income.
For long-term loans, $23.3 million and $35.9 million for the three and nine months ended June 30, 2020, respectively, and $4.8 million and $5.6 million for the three and nine months ended June 30, 2019, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
10. Goodwill
The following table presents the Company's carrying amount of goodwill as of June 30, 2020 and September 30, 2019.

	June 30, 2020	September 30, 2019
	(dollars in thousands)
Balance, beginning of period	$739,023	$739,023
Goodwill acquired during the period	1,539	—
Goodwill impairment during the period	(740,562)	—
Balance, end of period	$—	$739,023
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
The Company assessed relevant events and circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance, changes in the composition or carrying amount of assets and liabilities, the market price of the Company's common stock and other relevant facts. The Company performed both a market capitalization approach and a discounted cash flow approach to determine the fair value of the Company. As a result of the analysis, the Company recognized a goodwill impairment charge of $0.0 million and $740.6 million for the three and nine months ended June 30, 2020. No goodwill impairment charge was recognized for the three and nine months ended June 30, 2019.
11. Core Deposits and Other Intangibles
The following table presents a summary of intangible assets subject to amortization as of June 30, 2020 and September 30, 2019.

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Other Intangible	Total
	(dollars in thousands)
As of June 30, 2020
Gross carrying amount	$7,339	$—	$3,172	$538	$11,049
Accumulated amortization	(4,133)	—	(183)	(308)	(4,624)
Net intangible assets	$3,206	$—	$2,989	$230	$6,425
As of September 30, 2019
Gross carrying amount	$7,339	$8,464	$—	$538	$16,341
Accumulated amortization	(3,518)	(6,392)	—	(257)	(10,167)
Net intangible assets	$3,821	$2,072	$—	$281	$6,174
Amortization expense of intangible assets were $0.3 million and $1.2 million for the three and nine months ended June 30, 2020, respectively, and $0.4 million and $1.2 million for the three and nine months ended June 30, 2019, respectively.
In the second quarter of fiscal year 2020, the onset of the COVID-19 pandemic prompted the Company to assess its intangible assets for impairment. The Company believed the brand intangible asset was closely aligned with the goodwill of the Company, which was determined to be impaired as of March 31, 2020. As a result, the Company recognized an intangible asset impairment of $0.0 million and $1.8 million for the three and nine months ended June 30, 2020. No intangible asset impairment charge was recognized for the three and nine months ended June 30, 2019.
26-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2020	$261
2021	1,014
2022	929
2023	831
2024	742
2025 and thereafter	2,648
Total	$6,425

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
The Company leases certain branch and corporate offices, land and ATM facilities through operating leases with terms typically ranging from 1 to 15 years, with the longest term having a lease expiration of March 31, 2034. The Company has no significant financing leases as of June 30, 2020.
The following table summarizes the ROU asset and lease liability as of June 30, 2020.

June 30, 2020
(dollars in thousands)
ROU asset	$23,732
Total lease liability	24,587
Weighted average remaining lease term	6.45 years
Weighted average discount rate ¹	1.87%
[1] The Company uses its incremental borrowing rate to calculate the present value of lease payments when the interest rate implicit in the lease is not disclosed.
Total lease expense incurred by the Company was $1.8 million and $5.4 million for the three and nine months ended June 30, 2020, respectively, principally made up of contractual lease payments for operating leases.
As of June 30, 2020, the Company had no operating leases that had not yet commenced.
The following table presents supplemental cash flow information related to leases for the three and nine months ended June 30, 2020:

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
	(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$1,400	$4,226
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,415	$8,046
27-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents a maturity analysis of the Company's operating lease liability as of June 30, 2020.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2020	$1,469
2021	5,127
2022	4,450
2023	3,925
2024	3,419
2025 and thereafter	7,845
Total undiscounted lease payments	26,235
Less: Amounts representing interest	(1,648)
Lease liability	$24,587
13. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $87.9 million and $94.7 million and fair value of approximately $89.9 million and $94.4 million at June 30, 2020 and September 30, 2019, respectively. In most cases, in alignment with the repurchase agreements in place with customers, the Company over-collateralizes the agreements at 102% of total funds borrowed to protect the purchaser from changes in market value. Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered.
The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at June 30, 2020 and September 30, 2019.

	June 30, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$70,362	$—	$—	$—	$70,362
Total repurchase agreements	$70,362	$—	$—	$—	$70,362

	September 30, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$68,992	$—	$—	$—	$68,992
Total repurchase agreements	$68,992	$—	$—	$—	$68,992

14. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at June 30, 2020 and September 30, 2019.

	June 30, 2020	September 30, 2019
	(dollars in thousands)
Short-term borrowings:
Notes payable to FHLB, interest rate of 0.29%, maturing in July 2020	$30,000	$—
FHLB fed funds advance, matured in April 2020	—	15,000
Long-term borrowings:
Notes payable to FHLB, interest rates from 2.36% to 3.66% and maturity dates from March 2021 to September 2024 collateralized by real estate loans, with various call dates at the option of the FHLB	325,000	325,000
Total	$355,000	$340,000
28-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
As of June 30, 2020 and September 30, 2019, the Company had a borrowing capacity of $1.01 billion and $1.44 billion, respectively, with the FRB Discount Window. Principal balances of loans pledged to FRB Discount Window to collateralize the borrowing totaled $1.27 billion at June 30, 2020 and $1.72 billion at September 30, 2019. The Company has secured this line for contingency funding.
As of June 30, 2020 and September 30, 2019, based on its collateral pledged, the additional borrowing capacity of the Company with the FHLB was $1.84 billion and $1.80 billion, respectively.
Principal balances of loans pledged to the FHLB to collateralize notes payable totaled $3.98 billion and $4.20 billion at June 30, 2020 and September 30, 2019, respectively. The Company purchased letters of credit from the FHLB to pledge as collateral on public deposits. The amount outstanding was $0.0 million and $170.0 million at June 30, 2020 and September 30, 2019, respectively. The Company had additional letters of credit from the FHLB of $14.6 million and $14.9 million at June 30, 2020 and September 30, 2019, respectively, for other purposes.
As of June 30, 2020, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2020	$30,000
2021	120,000
2022	60,000
2023	85,000
2024	60,000
2025 and thereafter	—
Total	$355,000

15. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has seven trusts which were created or assumed as part of prior acquisitions that as of June 30, 2020 have 73,400 shares in the aggregate issued and outstanding, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities"). These seven trusts were established and exist for the sole purpose of issuing Preferred Securities and investing the proceeds in junior subordinated deferrable interest debentures ("Debentures") issued by the Company. The Debentures constitute the sole assets of the seven trusts. The Preferred Securities provide for cumulative cash distributions calculated at a rate based on three month LIBOR plus a range from 1.48% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock, but not beyond the respective maturity date. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for all seven Preferred Securities as the initial call option date has passed. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's common and preferred stock. The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes, the Debentures qualify as elements of capital. As of June 30, 2020 and September 30, 2019, Debentures, net of fair value adjustment, of $73.8 million and $73.7 million, respectively, were eligible for treatment as Tier 1 capital.
Relating to the trusts, the Company held as assets $2.5 million in common shares at June 30, 2020 and September 30, 2019, which are included in other assets on the consolidated balance sheets.
29-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. At June 30, 2020, the subordinated notes qualified as Tier 2 capital, however eligibility as Tier 2 capital will be reduced by 20% in the quarter ending September 2020. The notes have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, which commenced on February 15, 2016 until August 15, 2020, or the date of earlier redemption, and then from August 15, 2020 to the stated maturity date or earlier redemption, the notes will bear interest at a rate per annum equal to three month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except upon certain events of bankruptcy, insolvency or reorganization. Unamortized debt issuance costs related to these notes, which are included in Subordinated Debentures and Subordinated Notes Payable, were negligible and $0.1 million at June 30, 2020 and September 30, 2019, respectively. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.
Subordinated debentures and subordinated notes payable are summarized as follows.

	June 30, 2020		September 30, 2019
	Amount Outstanding	Common Shares Held in Other Assets	Amount Outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to non-consolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	5,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	75,920	$2,520
Less: fair value adjustment ¹	(2,122)		(2,223)
Total junior subordinated debentures payable, net of fair value adjustment	73,798		73,697
Subordinated notes payable
Fixed to floating rate, 4.875% per annum	35,000		35,000
Less: unamortized debt issuance costs	(6)		(61)
Total subordinated notes payable	34,994		34,939
Total subordinated debentures and subordinated notes payable	$108,792		$108,636
[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.

16. Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan ("401(k) Plan"). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $1.8 million and $5.1 million to the 401(k) Plan for the three and nine months ended June 30, 2020, respectively, and $1.5 million and $4.4 million for the three and nine months ended June 30, 2019, respectively.
30-

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
Stock compensation is recognized based on the number of awards to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of income. Stock compensation expense was $1.1 million and $4.0 million for the three and nine months ended June 30, 2020, respectively, and $1.4 million and $4.5 million for the three and nine months ended June 30, 2019, respectively. Related income tax benefits recognized were $0.3 million and $1.0 million for the three and nine months ended June 30, 2020, respectively and $0.4 million and $1.1 million for the three and nine months ended June 30, 2019, respectively.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of June 30, 2020 and September 30, 2019. The number of performance shares granted in the following table are reflected at the amount of achievement of the pre-established targets.

	June 30, 2020		September 30, 2019
	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted Shares
Restricted shares, beginning of fiscal year	190,805	$37.20	163,287	$37.86
Granted	146,466	30.78	106,753	37.27
Vested	(84,096)	38.61	(76,210)	38.64
Forfeited	(3,742)	36.48	(3,025)	38.67
Canceled	—	—	—	—
Restricted shares, end of period	249,433	$32.96	190,805	$37.20

Vested, but not issuable at end of period	62,992	$33.98	50,770	$33.88

Performance Shares
Performance shares, beginning of fiscal year	173,332	$38.50	175,196	$36.29
Granted	(44,629)	(57.47)	60,583	32.77
Vested	(54,861)	39.43	(59,937)	30.79
Forfeited	(4,407)	37.97	(2,510)	39.25
Canceled	—	—	—	—
Performance shares, end of period	69,435	$35.12	173,332	$38.50

Vested, but not issuable at end of period	5,612	$18.00	5,612	$18.00
31-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
As of June 30, 2020, there was $6.5 million of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a period of 2.4 years. The fair value of the vested, but not issued stock awards was $0.9 million and $1.9 million at June 30, 2020 and September 30, 2019, respectively.
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
Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and classified as Level 2 securities. Level 2 securities include mortgage-backed, states and political subdivisions, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 securities were immaterial at June 30, 2020 and September 30, 2019.
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
32-

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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and September 30, 2019.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of June 30, 2020
U.S. Treasury securities	$50,348	$50,348	$—	$—
Mortgage-backed securities	1,861,770	—	1,861,770	—
States and political subdivision securities	59,456	—	55,659	3,797
Other	1,052	—	1,052	—
Total securities available for sale	$1,972,626	$50,348	$1,918,481	$3,797
Derivatives-assets	$105,750	$—	$105,750	$—
Derivatives-liabilities	13	—	13	—
Fair value loans	735,363	—	735,363	—
Loan servicing rights	1,594	—	—	1,594
As of September 30, 2019
U.S. Treasury securities	$94,745	$94,745	$—	$—
Mortgage-backed securities	1,620,903	—	1,620,903	—
States and political subdivision securities	66,523	—	62,403	4,120
Other	1,037	—	1,037	—
Total securities available for sale	$1,783,208	$94,745	$1,684,343	$4,120
Derivatives-assets	$58,534	$—	$58,534	$—
Derivatives-liabilities	13	—	13	—
Fair value loans	812,991	—	812,991	—
Loan servicing rights	2,255	—	—	2,255
The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Other securities available for sale
Balance, beginning of period	$3,986	$1,311	$4,120	$970
Additions	—	3,000	—	3,350
Principal paydown	(189)	(191)	(323)	(200)
Balance, end of period	$3,797	$4,120	$3,797	$4,120

Loan servicing rights
Balance, beginning of period	$1,863	$2,674	$2,255	$3,087
Realized and unrealized loss ¹	(269)	(193)	(661)	(606)
Balance, end of period	$1,594	$2,481	$1,594	$2,481
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
33-

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
The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and September 30, 2019.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of June 30, 2020
Other repossessed property	$17,348	$—	$—	$17,348
Impaired loans	591,541	—	—	591,541
Mortgage loans held for sale, at lower of cost or fair value	12,840	—	12,840	—
Property held for sale	705	—	—	705
As of September 30, 2019
Other repossessed property	$34,721	$—	$—	$34,721
Impaired loans	413,644	—	—	413,644
Mortgage loans held for sale, at lower of cost or fair value	7,351	—	7,351	—
Property held for sale	2,757	—	—	2,757
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at June 30, 2020 were as follows.

	Fair Value of Assets / (Liabilities) at June 30, 2020	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other repossessed property	$17,348	Appraisal value	Property specific adjustment	N/A	N/A
Impaired loans	591,541	Appraisal value	Property specific adjustment	N/A	N/A
Property held for sale	705	Appraisal value	Property specific adjustment	N/A	N/A
34-

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
Fair values for on-balance sheet instruments as of June 30, 2020 and September 30, 2019 are as follows.

		June 30, 2020		September 30, 2019
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$311,585	$311,585	$243,474	$243,474
Loans, net, excluding fair valued loans, loans held for sale and impaired loans ¹	Level 3	8,974,255	9,091,344	8,472,777	8,533,612
Liabilities
Time deposits	Level 2	1,433,538	1,440,485	2,095,676	2,101,239
FHLB advances and other borrowings	Level 2	355,000	373,811	340,000	351,517
Securities sold under repurchase agreements	Level 2	70,362	70,362	68,992	68,992
Subordinated debentures and subordinated notes payable	Level 2	108,792	96,330	108,636	101,164
[1] Includes $33.8 million and $13.9 million of net deferred loan fees at June 30, 2020 and September 30, 2019, respectively, of which carrying value approximates fair value.

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
The following information was used in the computation of basic and diluted earnings per share (EPS) for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
Net income	$5,400	$26,783	$(691,944)	$117,080

Weighted average common shares outstanding	55,082,621	56,995,007	55,788,751	57,321,561
Dilutive effect of stock based compensation	62,998	115,096	—	86,462
Weighted average common shares outstanding for diluted earnings per share calculation	55,145,619	57,110,103	55,788,751	57,408,023

Basic earnings per share	$0.10	$0.47	$(12.40)	$2.04
Diluted earnings per share	$0.10	$0.47	$(12.40)	$2.04
The Company had 9,570 and no shares of unvested performance stock as of June 30, 2020 and 2019, respectively, which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 125,544 and 33,864 shares of anti-dilutive stock awards outstanding as of June 30, 2020 and 2019, respectively.
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
35-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Noninterest income
Service charges and other fees	$7,731	$10,321	$28,328	$32,219
Wealth management fees	2,773	2,234	8,859	6,592
Other	745	617	2,077	2,317
Noninterest income from contracts with customers within the scope of ASC Topic 606	11,249	13,172	39,264	41,128
Noninterest income within the scope of other GAAP Topics ¹	(22,932)	(2,406)	(35,297)	4,581
Total noninterest income	$(11,683)	$10,766	$3,967	$45,709
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
36-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The historical consolidated financial data discussed below reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, previously filed with the SEC. In addition to historical financial data, this discussion includes certain forward-looking statements regarding events and trends that may affect our future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. See "Cautionary Note Regarding Forward-Looking Statements." For a more complete discussion of the factors that could affect our future results, see "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q and "Item 1A. Risk Factors" in both our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Any discrepancies included in this filing between totals and the sums of percentages and dollar amounts presented, or between rounded dollar amounts, are due to rounding.
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended June 30, 2020 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended June 30, 2019.
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
Impact and Response to COVID-19 Pandemic
We conduct business in nine states, including Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. Many of these states have placed significant restrictions on businesses and individuals as a result of the COVID-19 pandemic. While many of these initial restrictions have been lifted, the recent surge of infections in some of these states raises the possibility that certain restrictions could re-imposed to contain further spread. As a financial institution, we are considered an essential business and therefore continue to operate on a modified basis to comply with governmental restrictions and public health authority guidelines. We have reopened 140 branches in the markets where COVID-19 cases have remained lower, only seven branches are fully closed to the general public, and the remaining branches are still being transacted through drive-up facilities, online, telephone or by appointment. Although we believe these arrangements will be fluid as the restrictions are re-evaluated by governmental authorities, we continue to operate and maintain our customer relationships. The health and safety of our employees and customers is a major concern to our management and every effort is being made to have employees work from home or, if working from one of our locations is required, to maintain appropriate social distancing and observe other health precautions.
37-

Through this time of disruption we have remained open for business supporting our customers while implementing our business continuity plan to mitigate the risks of the spread of COVID-19 to our employees and customers. A majority of our employees who can work outside of our offices are doing so. Social distancing, restrictions on in-person meetings and conferences, company travel restrictions and increased sanitary protocols all remain in place and are all intended to offer the best protection for our employees and customers and enhance our ability to provide our banking services. We are supporting our employees with paid time off, work from home flexibility, PTO cash out, volunteer time off, and a new focus for our internal Diversity & Inclusion Council. Finally, we are supporting our customers with PPP lending, having provided $724.4 million in loans to over 4,600 customers, improved engagement with customers in impacted segments, and a commitment to working with customers for solutions as we approach the end of the first round of payment deferrals.
Financial results for the first nine months of fiscal year 2020 include several items linked to the impact of the COVID-19 pandemic. Most significantly, during the second quarter of fiscal year 2020 we recognized an impairment of $742.4 million recorded in noninterest expense, $622.4 million of which stemmed from goodwill related to the acquisition of our Bank in 2008 by NAB, $118.2 million from goodwill related to subsequent acquisitions and $1.8 million from certain intangible assets, all of which were considered impaired given the market and valuation disruption during the period. The expense was offset in part by a related benefit from income taxes of $29.3 million.
In addition, the COVID-19 impacts for the first nine months of fiscal year 2020 include $73.8 million in several credit and other related charges for loan and other real estate reserves, including a $59.7 million charge for general allowance increases in provision expense under the incurred loss model, $7.1 million and $3.3 million of charges for fair value credit risk and derivative reserves in noninterest income, respectively, a $3.3 million write down on an OREO hotel property negatively impacted by COVID-19 pandemic travel restrictions, and $0.4 million of charges for the reserve on unfunded commitments in noninterest expenses. All of these pretax expenses are offset in part by a related benefit from income taxes of $17.2 million. See "—Non-GAAP Financial Measures" section in this document for further discussion of the above items. Our management believes additional increases in credit and other related charges are likely to occur if the effects of the COVID-19 restrictions continue to negatively impact the loan portfolio.
Furthermore, the onset of the COVID-19 pandemic has significantly heightened the level of challenges, risks and uncertainties facing our business and continuation of operations, including the following:
•Market interest rates have declined significantly and these reductions, especially if prolonged, could adversely affect our net interest income, net interest margin and earnings;
•We anticipate a potential slowdown in demand for our products and services, including the demand for traditional loans, although we believe the decline will likely be offset, in whole or in part, due to the new volume of PPP loans under the CARES Act and other governmental programs established in response to the pandemic;
•We anticipate an increase in risk of delinquencies, defaults and foreclosures, as well as declining collateral values and further impairment of the ability of our borrowers to repay their loans, all of which may result in additional credit charges and other losses in our loan portfolio;
•The COVID-19 pandemic restrictions have created significant volatility and disruption in the financial markets, which may require us to recognize an elevated level of other than temporary impairments on investment securities in our portfolio as the fair value of these securities is negatively impacted by the economic slowdown;
•Declines in fair value of investment securities in our portfolio could reduce the unrealized gains reported as part of our consolidated comprehensive income (loss); and
•In meeting our objective to maintain our capital levels and liquidity position through the COVID-19 pandemic, our Board of Directors could determine to forego payment of future dividends in order to maintain and/or strengthen our capital and liquidity position.
Highlights for the Three and Nine Months Ended June 30, 2020
Net income was $5.4 million, or $0.10 per diluted share, for the third quarter of fiscal year 2020, compared to net income of $26.8 million, or $0.47 per diluted share, for the same period in fiscal year 2019, a decrease of $21.4 million. The decline in net income in the current quarter was primarily due to a $22.5 million decrease in noninterest income mainly due to changes in the fair value of loans combined with a $5.1 million increase in net interest income after provision for loan and lease losses. Our efficiency ratio was 69.4% and 47.2% for the third quarter of fiscal year 2020 and 2019, respectively. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
38-

Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest bearing liabilities, was 3.57%, 3.59% and 3.70%, respectively, for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.47%, 3.55% and 3.71%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin decreased by 13 and 24 basis points, respectively, compared to the same quarter in fiscal year 2019. Net interest margin decreased between the two periods primarily due to loan yields, which decreased 80 basis points reflecting PPP loans yielding 3.11% offset by a 74 basis point decrease in the cost of deposits to 0.37%, due to continued repricing tied to lower indices from rate cuts in March 2020. A $3.4 million increase in the current quarter of the cost of interest rate swaps compared to the same period in fiscal year 2019 is the primary driver of the more pronounced decrease in adjusted net interest margin compared to the decrease in net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Total loans were $10.31 billion at June 30, 2020 compared to $9.71 billion at September 30, 2019, an increase of $607.2 million, or 6.3%. The growth was mainly attributable to an increase in the commercial non-real estate segment of $506.8 million, or 29.5%, an increase in the CRE segment of $263.1 million, or 5.2%, offset by a reduction in the agriculture segment of $193.5 million, or 9.6%. The increase in commercial non-real estate segment was largely due to $697.0 million in new PPP loans outstanding offset with paydowns during the period. The increase in the CRE segment was due to diversified growth across multifamily and non-owner-occupied CRE. The decrease in the agriculture segment was due to $219.8 million reduction from declines in dairy, beef cattle and other agriculture segments offset with approximately $26.3 million in PPP loans.
Deposits were $11.15 billion at June 30, 2020, an increase of $850.3 million, or 8.3%, compared to $10.30 billion at September 30, 2019, due to a $1.47 billion increase in checking and savings deposits across both business and consumer accounts as a result of inflows from PPP proceeds and consumer stimulus receipts offset with a $0.4 million reduction in business and consumer time deposits and a $0.2 million decrease in public and brokered deposits. Interest-bearing deposits were $8.56 billion, a 2.6% increase, and noninterest-bearing deposits were $2.59 billion, a 32.5% increase. FHLB and other borrowings increased by $15.0 million, or 4.4%, as a result of more favorable rates during the quarter.
At June 30, 2020, nonaccrual loans, including ASC 310-30 loans, were $274.5 million, an increase of $167.3 million compared to September 30, 2019, driven by a small number of relationships in agriculture industries as they progress through the workout process and two watch rated senior care credits that deteriorated due to COVID-19 impacts. Loans "Substandard" were $698.5 million, an increase of $226.0 million, or 47.8%, over the same period. The increase in loans graded "Substandard" was primarily due to downgrades in the agriculture and agriculture-related commercial non-real estate segments, combined with the further deterioration of one of the senior care credits mentioned previously. Total other repossessed property balances were $19.2 million as of June 30, 2020, a decrease of $17.5 million, or 47.7%, compared to September 30, 2019.
Provision for loan and lease losses was $21.6 million for the third quarter of fiscal year 2020, compared to $26.1 million for the same period of fiscal year 2019, a decrease of $4.5 million between the periods due to higher charge-offs in the prior period, concentrated in the agriculture and commercial non-real estate segments of the loan portfolio. Net charge-offs for the third quarter of fiscal year 2020 were $9.4 million, or 0.37% of average total loans on an annualized basis, compared to net charge-offs of $17.5 million, or 0.72% of average total loans on an annualized basis for the comparable period in fiscal year 2019, with the majority of net charge-offs concentrated in the agriculture and commercial non-real estate segments of the loan portfolio. The ratio of ALLL to total loans was 1.44% at June 30, 2020 compared to 0.73% at September 30, 2019. The balance of the ALLL increased to $148.2 million at June 30, 2020 from $70.8 million at September 30, 2019.
Tier 1 capital, total capital and Tier 1 leverage ratios were 11.3%, 12.9% and 9.3%, respectively, at June 30, 2020, compared to 11.7%, 12.7% and 10.1%, respectively, at September 30, 2019. In addition, our Common Equity Tier 1 ratio was 10.6% and 11.0% at June 30, 2020 and September 30, 2019, respectively. Our tangible common equity to tangible assets ratio was 8.9% at June 30, 2020 and 9.6% at September 30, 2019. All regulatory capital ratios remain above regulatory minimums to be considered "well capitalized". For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Key Factors Affecting Our Business and Financial Performance
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, our financial performance is impacted by a number of external factors outside our control, as well as our ability to execute on the key components of our strategy for continued success and future growth. There have been no material changes to these factors or key components of our strategy except as otherwise supplemented within our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.
39-

Results of Operations—Three and Nine Months Ended June 30, 2020 and 2019
Overview
The following table highlights certain key financial and performance information for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest income (FTE)	$121,472	$139,623	$381,289	$408,503
Interest expense	13,620	32,570	63,244	90,148
Noninterest income	(11,683)	10,766	3,967	45,709
Noninterest expense	67,049	56,000	932,432	169,686
Provision for loan and lease losses	21,641	26,077	101,539	38,965
Net income	5,400	26,783	(691,944)	117,080
Adjusted net income ¹	5,400	26,783	77,754	117,080
Common shares outstanding	55,014,047	56,939,032	55,014,047	56,939,032
Weighted average diluted common shares outstanding	55,145,619	57,110,103	55,788,751	57,408,023
Earnings per common share - diluted	$0.10	$0.47	$(12.40)	$2.04
Adjusted earnings per common share - diluted ¹	0.10	0.47	1.39	2.04
Performance Ratios:
Net interest margin (FTE) ¹ ²	3.57%	3.70%	3.61%	3.75%
Adjusted net interest margin (FTE) ¹ ²	3.47%	3.71%	3.55%	3.76%
Return on average total assets ²	0.17%	0.84%	(7.22)%	1.25%
Return on average common equity ²	1.9%	5.8%	(55.6)%	8.5%
Return on average tangible common equity ¹ ²	2.0%	9.7%	2.5%	14.5%
Efficiency ratio ¹	69.4%	47.2%	58.7%	46.3%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

[2] Annualized for all partial-year periods.
Net Interest Income
The following table presents net interest income, net interest margin and adjusted net interest margin for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net interest income:
Total interest income (FTE)	$121,472	$139,623	$381,289	$408,503
Less: Total interest expense	13,620	32,570	63,244	90,148
Net interest income (FTE)	$107,852	$107,053	$318,045	$318,355
Net interest margin (FTE) and adjusted net interest margin (FTE) ¹
Average interest-earning assets	$12,156,505	$11,617,521	$11,763,523	$11,349,960
Average interest-bearing liabilities	11,493,387	10,889,519	11,049,204	10,637,014
Net interest margin (FTE)	3.57%	3.70%	3.61%	3.75%
Adjusted net interest margin (FTE) ¹	3.47%	3.71%	3.55%	3.76%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net interest income was $107.9 million for the third quarter of fiscal year 2020, compared to $107.1 million for the same period in fiscal year 2019, an increase of $0.8 million, or 0.7%. Net interest income was $318.0 million for the first nine months of fiscal year 2020, compared to $318.4 million for the same period in fiscal year 2019, a decrease of $0.3 million, or 0.1%. For both the quarter and first nine months of fiscal year 2020, loan and securities yields were lower combined with deposit rate cuts. The average balance of interest-earning assets was higher for the quarter compared to the first nine months of fiscal year 2020, which contributed to the increase in net interest income for the quarter versus the slight decrease in net interest income for the nine month period.
40-

Net interest margin was 3.57% and 3.70% for the third quarter of fiscal year 2020 and 2019, respectively, a decrease of 13 basis points, while the adjusted net interest margin was 3.47% and 3.71% for the same periods, respectively, a decrease of 24 basis points. Net interest margin was 3.61% and 3.75% for the first nine months of fiscal year 2020, respectively, a decrease of 14 basis points, while the adjusted net interest margin was 3.55% and 3.76% for the same periods, respectively, a decrease of 21 basis points. The lower in net interest margin for both the three and nine month periods was primarily driven by loan yields, which decreased 80 and 46 basis points, respectively, and securities yields, which decreased 41 and 23 basis points, respectively, resulting from the impact of repricing following the rate cuts in March 2020, partially offset by the yield on deposits, which decreased 74 and 39 basis points, respectively. A $3.4 million and $5.9 million increase in the cost of interest rate swaps between the three and nine month periods in fiscal year 2020 and the comparable period in fiscal year 2019, respectively, is the primary driver for the more pronounced decrease in adjusted net interest margin compared to the decrease in net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The following tables present the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three and nine month periods, respectively. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual are immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $741.5 million at June 30, 2020 and $778.5 million at June 30, 2019, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected in the following table has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. ASC 310-30 loans represent loans accounted for in accordance with ASC 310-30, Accounting for Purchased Loans, that were credit impaired at the time we acquired them. Non-ASC 310-30 loans represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.
41-

	Three Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest (FTE)	Yield / Cost ¹	Average Balance	Interest (FTE)	Yield / Cost ¹
	(dollars in thousands)
Assets
Interest-bearing bank deposits ²	$144,805	$112	0.31%	$51,640	$377	2.93%
Investment securities	1,987,648	10,532	2.13%	1,807,747	11,430	2.54%
Non-ASC 310-30 loans, net ³	9,974,802	109,326	4.41%	9,699,433	125,522	5.19%
ASC 310-30 loans, net	49,250	1,502	12.27%	58,701	2,294	15.67%
Loans, net	10,024,052	110,828	4.45%	9,758,134	127,816	5.25%
Total interest-earning assets	12,156,505	121,472	4.02%	11,617,521	139,623	4.82%
Noninterest-earning assets	598,159			1,213,087
Total assets	$12,754,664	$121,472	3.83%	$12,830,608	$139,623	4.36%
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$2,414,567			$1,875,649
Interest-bearing deposits	6,974,915	$5,604	0.32%	6,391,396	$18,493	1.16%
Time deposits	1,430,246	4,407	1.24%	2,091,603	10,122	1.94%
Total deposits	10,819,728	10,011	0.37%	10,358,648	28,615	1.11%
Securities sold under agreements to repurchase	64,645	15	0.09%	60,551	41	0.27%
FHLB advances and other borrowings	500,248	2,524	2.03%	361,736	2,497	2.77%
Subordinated debentures and subordinated notes payable	108,766	1,070	3.96%	108,584	1,417	5.23%
Total borrowings	673,659	3,609	2.15%	530,871	3,955	2.99%
Total interest-bearing liabilities	11,493,387	$13,620	0.48%	10,889,519	$32,570	1.20%
Noninterest-bearing liabilities	97,553			76,957
Stockholders' equity	1,163,724			1,864,132
Total liabilities and stockholders' equity	$12,754,664			$12,830,608
Net interest spread			3.35%			3.16%
Net interest income and net interest margin (FTE)		$107,852	3.57%		$107,053	3.70%
Less: Tax equivalent adjustment		1,601			1,424
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$106,251	3.52%		$105,629	3.65%
¹ Annualized for all partial-year periods.
[2] Interest income includes $0.1 million and $0.2 million for the third quarter of fiscal years 2020 and 2019, respectively, resulting from interest earned on derivative collateral included in other assets on the consolidated balance sheets.

[3] Interest income includes $0.2 million and $0.3 million for the third quarter of fiscal years 2020 and 2019, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

42-

	Nine Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest (FTE)	Yield / Cost ¹	Average Balance	Interest (FTE)	Yield / Cost ¹
	(dollars in thousands)
Assets
Interest-bearing bank deposits ²	$78,164	$1,278	2.18%	$68,989	$1,416	2.74%
Investment securities	1,959,681	33,359	2.27%	1,634,023	30,575	2.50%
Non-ASC 310-30 loans, net ³	9,675,039	342,042	4.72%	9,583,477	370,343	5.17%
ASC 310-30 loans, net	50,639	4,610	12.16%	63,471	6,169	12.99%
Loans, net	9,725,678	346,652	4.76%	9,646,948	376,512	5.22%
Total interest-earning assets	11,763,523	381,289	4.33%	11,349,960	408,503	4.81%
Noninterest-earning assets	1,046,576			1,195,398
Total assets	$12,810,099	$381,289	3.98%	$12,545,358	$408,503	4.35%
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$2,111,445			$1,846,467
Interest-bearing deposits	6,585,100	$31,060	0.63%	6,301,910	$52,094	1.11%
Time deposits	1,655,059	19,758	1.59%	2,022,702	27,413	1.81%
Total deposits	10,351,604	50,818	0.66%	10,171,079	79,507	1.05%
Securities sold under agreements to repurchase	62,513	70	0.15%	67,879	140	0.28%
FHLB advances and other borrowings	526,372	8,737	2.22%	289,526	6,324	2.92%
Subordinated debentures and subordinated notes payable	108,715	3,619	4.45%	108,530	4,177	5.15%
Total borrowings	697,600	12,426	2.38%	465,935	10,641	3.05%
Total interest-bearing liabilities	11,049,204	$63,244	0.76%	10,637,014	$90,148	1.13%
Noninterest-bearing liabilities	97,475			73,636
Stockholders' equity	1,663,420			1,834,708
Total liabilities and stockholders' equity	$12,810,099			$12,545,358
Net interest spread			3.22%			3.22%
Net interest income and net interest margin (FTE)		$318,045	3.61%		$318,355	3.75%
Less: Tax equivalent adjustment		4,638			4,356
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$313,407	3.56%		$313,999	3.70%
¹ Annualized for all partial-year periods.
[2] Interest income includes $0.8 million and $0.3 million for the first nine months of fiscal years 2020 and 2019, respectively, resulting from interest earned on derivative collateral included in other assets on the consolidated balance sheets.

[3] Interest income includes $1.2 million and $1.0 million for the first nine months of fiscal years 2020 and 2019, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

Interest Income
The following table presents interest income for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Interest income:
Loans (FTE)	$110,828	$127,816	$346,652	$376,512
Investment securities	10,532	11,430	33,359	30,575
Federal funds sold and other	112	377	1,278	1,416
Total interest income (FTE)	121,472	139,623	381,289	408,503
Less: Tax equivalent adjustment	1,601	1,424	4,638	4,356
Total interest income (GAAP)	$119,871	$138,199	$376,651	$404,147
Total interest income consists primarily of interest income on loans and interest income on our investment portfolio. Total interest income was $121.5 million for the third quarter of fiscal year 2020, compared to $139.6 million for the same period of fiscal year 2019, a decrease of $18.1 million, or 13.0%. Total interest income was $381.3 million for the first nine months of fiscal year 2020, compared to $408.5 million for the same period in fiscal year 2019, a decrease of $27.2 million, or 6.7%. Significant components of interest income are described in further detail below.
43-

Loans. Interest income on all loans decreased to $110.8 million in third quarter of fiscal year 2020 from $127.8 million in the same period in fiscal year 2019, a decrease of $17.0 million, or 13.3%. Interest income on all loans decreased to $346.7 million for the first nine months of fiscal year 2020, from $376.5 million in the same period in fiscal year 2019, a decrease of $29.8 million, or 7.9%. The decreases in loan yields for both periods were partially attributable to lower loan interest income driven by decreases of 80 and 46 basis points, respectively, between the periods reflecting the impact of PPP loans which yield a lower rate. For the three and nine months ended June 30, 2020, interest income on ASC 310-30 loans, which are purchased credit impaired loans with a different income recognition model, decreased $0.8 million, or 34.5%, and $1.6 million, or 25.3%, respectively, primarily driven by runoff of the acquired loan portfolios.
Our yield on loans is also affected by market interest rates, the level of adjustable rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on non-ASC 310-30 loans was 4.41% for the third quarter of fiscal year 2020, a decrease of 78 basis points compared to the same period in fiscal year 2019. The average tax equivalent yield on non-ASC 310-30 loans was 4.72% for the first nine months of fiscal year 2020, a decrease of 45 basis points compared to the same period in fiscal year 2019. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on non-ASC 310-30 loans was 4.29% for the third quarter of fiscal year 2020, a 91 basis point decrease compared to the same period in fiscal year 2019. The adjusted yield on non-ASC 310-30 loans was 4.65% for the first nine months of fiscal year 2020, a decrease of 53 basis points, compared to the same period in fiscal year 2019. For more information on our adjusted yield on non-ASC 310-30 loans, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The average duration, net of interest rate swaps, of the loan portfolio was 1.6 years as of June 30, 2020. Approximately 53%, or $5.49 billion, of the portfolio is comprised of fixed rate loans, of which $735.4 million of loans are fixed rate loans with an original term of 5 years or greater for which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. For floating and variable rate loans in the portfolio, approximately 37% are indexed to Wall Street Journal Prime, 29% to 5-year Treasuries and the balance to various other indices. Approximately 20% of our total loans' rates are floored, with an average interest rate floor 114 basis points above market rates as of June 30, 2020.
Loan-related fee income of $1.9 million is included in interest income for the third quarter of fiscal year 2020, compared to $1.7 million for the same period in fiscal year 2019. Loan-related fee income of $6.1 million is included in interest income for the first nine months of fiscal year 2020, compared to $4.8 million for the same period in fiscal year 2019. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $0.4 million and $0.3 million for the third quarter of fiscal years 2020 and 2019, respectively, and $1.0 million and $1.2 million for the first nine months of fiscal years 2020 and 2019, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock, which is included in other assets in the consolidated balance sheets, totaled $2.00 billion as of June 30, 2020. Interest income on investments includes income earned on investment securities and FHLB stock. Interest income on investments was $10.5 million for the third quarter of fiscal year 2020, a decrease of $0.9 million, or 7.9%, from $11.4 million for the same period in fiscal year 2019, driven by an increase in average investment balance of $179.9 million, or 10.0%, offset by a yield decrease to 2.13% from 2.54% for the same periods. Interest income on investments was $33.4 million for the first nine months of fiscal year 2020, an increase of $2.8 million, or 9.1%, from $30.6 million for the same period in fiscal year 2019, primarily due to an increase in average investment balance of $325.7 million, or 19.9%, offset by a yield decrease to 2.27% from 2.50%.
The weighted average life of the investment portfolio was 3.3 and 3.7 years at June 30, 2020 and September 30, 2019, respectively. Average investments represented 16.4% and 15.6% of total average interest-earning assets for the third quarter of fiscal years 2020 and 2019, respectively.
Interest Expense
The following table presents interest expense for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Interest expense
Deposits	$10,011	$28,615	$50,818	$79,507
FHLB advances and other borrowings	2,539	2,538	8,807	6,464
Subordinated debentures and subordinated notes payable	1,070	1,417	3,619	4,177
Total interest expense	$13,620	$32,570	$63,244	$90,148
44-

Total interest expense consists primarily of interest expense on three components: deposits, FHLB advances and other borrowings, and our outstanding subordinated debentures and subordinated notes payable. Total interest expense decreased $19.0 million, or 58.2%, to $13.6 million in the third quarter of fiscal year 2020, from $32.6 million in the same period in fiscal year 2019. Total interest expense decreased $26.9 million, or 29.8%, to $63.2 million in the first nine months of fiscal year 2020, from $90.1 million in the same period in fiscal year 2019. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of interest-bearing accounts and time deposits, was $10.0 million and $28.6 million for the third quarter of fiscal years 2020 and 2019, respectively, a decrease of $18.6 million, or 65.0%. Interest expense on deposits was $50.8 million and $79.5 million for the first nine months of fiscal year 2020 and 2019, respectively, a decrease of $28.7 million, or 36.1%. The decreases for both periods were a result of decreasing cost of deposits offset with increases in average deposit balances. Average deposit balances increased to $10.35 billion for the first nine months of fiscal year 2020, from $10.17 billion for the comparable period in fiscal year 2019, an increase of $180.5 million, or 1.8%. The cost of deposits decreased to 0.66% for the first nine months of fiscal year 2020 from 1.05% for the same period of fiscal year 2019.
Average noninterest-bearing demand account balances increased to 22.3% of average total deposits for the third quarter of fiscal year 2020 from 18.1% for the comparable period in fiscal year 2019. Total average other liquid accounts, consisting of interest-bearing demand deposits, increased to 64.5% of total average deposits for the third quarter of fiscal year 2020, compared to 61.7% of total average deposits for the comparable period in fiscal year 2019, while time deposit accounts decreased to 13.2% of average total deposits for the third quarter of fiscal year 2020, compared to 20.2% in the comparable period in fiscal year 2019.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $2.5 million for both the third quarters of fiscal year 2020 and 2019, reflecting a weighted average cost of 2.03% and 2.77%, respectively, for the same periods. The average balance of FHLB advances and other borrowings was $526.4 million for the first nine months of fiscal year 2020 compared to $289.5 million for the same period in fiscal year 2019. Interest expense on FHLB advances and other borrowings was $8.8 million for the first nine months of fiscal year 2020 and $6.5 million for the same period in fiscal year 2019, an increase of $2.3 million, or 36.2%, representing a weighted average cost of 2.22% and 2.92%, respectively, for the same periods. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 2.56% and 2.60% at June 30, 2020 and 2019, respectively, and the average tenor was 24 and 21 months for the same periods.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At June 30, 2020, we had pledged $3.98 billion of loans to the FHLB, against which we had borrowed $355.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding junior subordinated debentures and subordinated notes payable was $1.1 million in third quarter of fiscal year 2020 and $1.4 million in the comparable period in fiscal year 2019, a decrease of $0.3 million, or 24.5%. Interest expense on our outstanding junior subordinated debentures and subordinated notes payable was $3.6 million for the first nine months of fiscal year 2020 and $4.2 million in the comparable period in fiscal year 2019, a decrease of $0.6 million, or 13.4%. The weighted average contractual rate on outstanding junior subordinated debentures was 2.85% and 4.67% at June 30, 2020 and 2019, respectively. The weighted average contractual rate on outstanding subordinated notes was 4.88% at both June 30, 2020 and 2019.
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
45-

	Current Quarter vs Comparable Quarter			Current 9 month period vs Comparable 9 month period
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$277	$(542)	$(265)	$188	$(326)	$(138)
Investment securities	1,062	(1,960)	(898)	5,776	(2,992)	2,784
Non-ASC 310-30 loans	3,478	(19,674)	(16,196)	3,630	(31,931)	(28,301)
ASC 310-30 loans	(335)	(457)	(792)	(1,173)	(386)	(1,559)
Loans	3,143	(20,131)	(16,988)	2,457	(32,317)	(29,860)
Total increase (decrease)	4,482	(22,633)	(18,151)	8,421	(35,635)	(27,214)
Increase (decrease) in interest expense:
Interest-bearing deposits	1,552	(14,441)	(12,889)	2,256	(23,290)	(21,034)
Time deposits	(2,659)	(3,056)	(5,715)	(4,575)	(3,080)	(7,655)
Securities sold under agreements to repurchase	2	(28)	(26)	(10)	(60)	(70)
FHLB advances and other borrowings	805	(778)	27	4,229	(1,816)	2,413
Subordinated debentures and subordinated notes payable	2	(349)	(347)	7	(565)	(558)
Total (decrease) increase	(298)	(18,652)	(18,950)	1,907	(28,811)	(26,904)
Increase (decrease) in net interest income (FTE)	$4,780	$(3,981)	$799	$6,514	$(6,824)	$(310)
Provision for Loan and Lease Losses
We recognized provision for loan and lease losses of $21.6 million for the third quarter of fiscal year 2020 compared to a provision for loan and lease losses of $26.1 million for the comparable period in fiscal year 2019, a decrease of $4.5 million between the periods due to higher charge-offs in the prior period, concentrated in the agriculture and commercial non-real estate segments of the loan portfolio. Provision for loan and lease losses was $101.5 million for the first nine months of fiscal year 2020, compared to $39.0 million for the comparable period in fiscal year 2019, an increase of $62.5 million between the periods primarily due to incurred loss partially resulting from the COVID-19 pandemic. This increase did not contemplate the potential impact of CECL implementation, which is effective for the Company October 1, 2020. See "—Overview—Impact and Response to COVID-19 Pandemic" section in this document for further discussion on the increase in provision for loan and lease losses.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Provision for loan and lease losses, non-ASC 310-30 loans *	$21,601	$26,200	$101,351	$39,206
Provision for (reduction in) loan and lease losses, ASC 310-30 loans	40	(123)	188	(241)
Provision for loan and lease losses, total	$21,641	$26,077	$101,539	$38,965
* As presented above, the non-ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.
Total Credit-Related Charges
We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and comparable quarters and nine month periods, is helpful to understanding the overall impact on our quarterly results of operations. Net other repossessed property charges includes other repossessed property operating costs, valuation adjustments and (loss) gain on sale of other repossessed properties, each of which entered other repossessed property as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect the portion of the fair value adjustment related to expected credit losses in the portfolio of loans carried at fair value. Beginning in the third quarter of 2020, we will no longer separate credit-related charges between those related or unrelated to the COVID-19 pandemic as it becomes more difficult to attribute losses caused or not caused by the pandemic the longer it continues.

46-

		Three Months Ended June 30,		Nine Months Ended June 30,
Item	Included within F/S Line Item(s):	2020	2019	2020	2019
		(Dollars in thousands)
Charges unrelated to COVID-19 pandemic
Provision for loan and lease losses	Provision for loan and lease losses	$21,641	$26,077	$41,827	$38,965
Net other repossessed property charges	Net loss on repossessed property and other related expenses	2,475	595	5,194	4,062
Net reversal of interest income on nonaccrual loans	Interest income on loans	1,070	173	4,164	469
Increase in unfunded commitment reserve	Other noninterest expense	2,215	—	2,415	—
Net credit loss on derivatives	Net realized and unrealized loss on derivatives	1,709	—	1,709	—
Loan fair value adjustment related to credit	Net decrease in fair value of loans at fair value	23,292	4,817	28,849	5,579
Subtotal charges unrelated to COVID-19 pandemic		$52,402	$31,662	$84,158	$49,075
Charges related to COVID-19 pandemic
Provision for loan and lease losses	Provision for loan and lease losses	$—	$—	$59,712	$—
Net other repossessed property charges	Net loss on repossessed property and other related expenses	—	—	3,314	—
Net reversal of interest income on nonaccrual loans	Interest income on loans	—	—	—	—
Increase in unfunded commitment reserve	Other noninterest expense	—	—	444	—
Net credit loss on derivatives	Net realized and unrealized loss on derivatives	—	—	—	—
Loan fair value adjustment related to credit	Net decrease in fair value of loans at fair value	—	—	7,100	—
Subtotal charges related to COVID-19 pandemic		$—	$—	$70,570	$—
Total credit-related charges		$52,402	$31,662	$154,728	$49,075
In determining the credit-related charges, we continue to evaluate the impact of COVID-19 on our loan portfolio. Industries such as hotels & resorts, restaurants, oil & energy, retail malls, airlines and healthcare have experienced significant revenue loss due to COVID-19. Within our portfolio we have identified the following segments with elevated risk: hotels & resorts with $1.20 billion, or 11.6% of total loans, restaurants with $160.2 million, or 1.6% of total loans, arts and entertainment with $129.6 million, or 1.3% of total loans, senior care with $358.9 million, or 3.5% of total loans, and skilled nursing with $248.9 million, or 2.4% of total loans. Loan exposure in such other identified industries is either immaterial or has not shown general distress thus far. At this time it is difficult to determine ultimate impact upon our portfolio, but we are of the view the credit-related adjustments reflect the best estimate of incurred losses in our portfolio as of June 30, 2020.
Noninterest Income
The following table presents noninterest income for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Noninterest income
Service charges and other fees	$7,731	$10,321	$28,328	$32,219
Wealth management fees	2,773	2,234	8,859	6,592
Mortgage banking income, net	2,422	1,055	5,179	3,366
Net gain (loss) on sale of securities	—	322	—	(191)
Other	1,190	1,309	3,490	4,313
Subtotal, product and service fees	14,116	15,241	45,856	46,299
Net (decrease) increase in fair value of loans at fair value	(22,118)	16,429	(1,510)	49,662
Net realized and unrealized loss on derivatives	(3,681)	(20,904)	(40,379)	(50,252)
Subtotal, loans at fair value and related derivatives	(25,799)	(4,475)	(41,889)	(590)
Total noninterest (loss) income	$(11,683)	$10,766	$3,967	$45,709
47-

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
Noninterest income was $(11.7) million for the third quarter of fiscal year 2020 compared to $10.8 million for the same period in fiscal year 2019, a decrease of $22.5 million. Noninterest income was $4.0 million for the first nine months of fiscal year 2020 compared to $45.7 million for the same period in fiscal year 2019, a decrease of $41.7 million. Significant components of noninterest income are described in further detail below.
Product and Service Fees. We recognized $14.1 million of noninterest income related to product and service fees in the third quarter of fiscal year 2020, a decrease of $1.1 million, or 7.4%, compared to the same period in fiscal year 2019. We recognized $45.9 million of noninterest income related to product and service fees in the first nine months of fiscal year 2020, a decrease of $0.4 million, or 1.0%, compared to the same period in fiscal year 2019. The decreases for both periods was primarily related to lower service charges and interchange revenue driven by declines in transaction activity from COVID-19 pandemic impacts.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the third quarter of fiscal year 2020, these items accounted for $(25.8) million of noninterest (loss) compared to $(4.5) million of noninterest (loss) for the same period in fiscal year 2019. For the first nine months of fiscal year 2020, these items accounted for $(41.9) million of noninterest (loss) compared to $(0.6) million of noninterest (loss) for the same period in fiscal year 2019. The change for both periods was driven by a net loss related to the change in fair value of loans for which the Company has elected the fair value option within which was a credit charge of $21.9 million for one senior care facility and the net realized and unrealized gain (loss) of the related derivatives. We believe that the current realized loss on the derivatives economically offsets the interest income earned on the related loans. We present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.
Noninterest Expense
The following table presents noninterest expense for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$39,042	$33,899	$112,259	$103,206
Data processing and communication	5,817	6,234	17,713	17,475
Occupancy and equipment	5,251	4,934	15,941	15,599
Professional fees	7,382	3,923	16,409	11,181
Advertising	750	1,145	2,573	3,299
Net loss on repossessed property and other related expenses	2,475	595	8,508	4,062
Goodwill and intangible assets impairment	—	—	742,352	—
Other	6,332	5,270	16,677	14,864
Total noninterest expense	$67,049	$56,000	$932,432	$169,686
Our noninterest expense consists primarily of salaries and employee benefits, data processing and communication, occupancy and equipment, professional fees and net loss on repossessed property, goodwill and intangible assets impairment and other related expenses. Noninterest expense was $67.0 million and $56.0 million for the third quarter of fiscal year 2020 and 2019, respectively, an increase of $11.0 million, or 19.7% The increase was primarily driven by an increase in salaries and employee benefits related to annual merit increases effective in January combined with a one-time PTO payout offered to employees for $1.1 million, severance costs of $1.6 million, an increase in net loss on repossessed property and other related expenses of $1.9 million and a $2.2 million increase in unfunded loan commitment reserve and consulting costs invested to support strategy and loan portfolio review.
48-

Noninterest expense was $932.4 million and $169.7 million for the first nine months of fiscal year 2020 and 2019, respectively. Included within noninterest expense in the first nine months of fiscal year 2020 was goodwill impairment of $740.6 million, impairment of certain intangible assets of $1.8 million, a credit related charge of $3.3 million for one OREO hotel property negatively impacted by COVID-19 travel restrictions and $0.4 million increase in reserve for unfunded commitments. Excluding these items, noninterest expense was $186.3 million for the first nine months of fiscal year 2020, an increase of $16.6 million, or 9.8%, compared to the same period in fiscal year 2019. The remaining increases were driven by an increase in salaries and employee benefits related to annual merit increases effective in January, combined with a one-time PTO payout offered to employees for $1.1 million, severance costs of $1.6 million, and an increase in unfunded loan commitment reserve combined with consulting costs invested to support strategy and loan portfolio review noted previously.
Our efficiency ratio was 69.4% and 47.2% for the third quarter of fiscal years 2020 and 2019, respectively and 58.7% and 46.3% for the first nine months of fiscal years 2020 and 2019, respectively. The increases for both periods were mainly due to the decrease in net revenues attributable to emergency rate cuts and decreased deposit service charges from lower account activity combined with increased expense results from both one-off and recurring costs. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $0.5 million for the third quarter of fiscal year 2020 represents an effective tax rate of 8.1% compared to a provision of $7.5 million, or an effective tax rate of 22.0%, for the comparable period of fiscal year 2019. The benefit for income taxes of $24.7 million for the first nine months of fiscal year 2020 represents an effective tax rate of 3.4%, compared to a provision of $34.0 million or an effective tax rate of 22.5% for the same period in fiscal year 2019. The substantial drop in the effective tax rate for both periods was due to the impairment of goodwill and certain intangible assets and provision for loan and lease losses in the current period. A sizable portion of the goodwill impairment was related to non-tax-deductible goodwill for which no tax benefit was recorded. Excluding the COVID-19 pandemic related goodwill and certain intangible assets impairment and additional provision for loan and lease losses, the effective tax rate would have been 21.8% for the first nine months of fiscal year 2020.
Return on Assets and Equity
The following table presents our return on average total assets, return on average common equity and return on average tangible common equity for the dates presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Return on average total assets	0.17%	0.84%	(7.22)%	1.25%
Return on average common equity	1.9%	5.8%	(55.6)%	8.5%
Return on average tangible common equity ¹	2.0%	9.7%	2.5%	14.5%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

49-

Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated.

	As of June 30, 2020	As of September 30, 2019
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$12,934,328	$12,788,301
Loans ¹	10,313,999	9,706,763
Allowance for loan and lease losses	148,158	70,774
Deposits	11,150,614	10,300,339
Stockholders' equity	1,160,644	1,900,249
Tangible common equity ²	1,154,219	1,155,052
Tier 1 capital ratio	11.3%	11.7%
Total capital ratio	12.9%	12.7%
Tier 1 leverage ratio	9.3%	10.1%
Common equity tier 1 ratio	10.6%	11.0%
Tangible common equity / tangible assets ²	8.9%	9.6%
Book value per share - GAAP	$21.10	$33.76
Tangible book value per share ²	$20.98	$20.52
Nonaccrual loans / total loans	2.66%	1.10%
Net charge-offs (recoveries) / average total loans ³	0.33%	0.36%
Allowance for loan and lease losses / total loans	1.44%	0.73%
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
Our total assets were $12.93 billion at June 30, 2020, compared with $12.79 billion at September 30, 2019, an increase of $146.0 million, or 1.1%. The increase in total assets during the first nine months of fiscal year 2020 was principally attributable to an increase in net loans of $529.9 million, or 5.5%, an increase in investment securities of $189.4 million, an increase of $47.2 million, or 80.7%, in derivative assets offset by a full impairment of goodwill of $739.0 million, At June 30, 2020, loans were $10.31 billion, compared to $9.71 billion at September 30, 2019. See "—Loan Portfolio" within this section for further discussion on the growth in net loans. During the first nine months of fiscal year 2020, total deposits increased by $850.3 million, or 8.3%, compared to September 30, 2019 due to a $1.33 billion increase in checking and savings deposits across both business and consumer accounts as a result of inflows from PPP proceeds and consumer stimulus receipts offset with a $0.4 million reduction in business and consumer time deposits and a $0.1 million decrease in public and brokered deposits.
50-

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated.

	June 30, 2020	September 30, 2019
	(dollars in thousands)
Unpaid principal balance:
Commercial real estate ¹
Originated	$5,151,626	$4,824,827
Acquired	203,867	267,583
Total	5,355,493	5,092,410
Agriculture ¹
Originated	1,758,437	1,932,722
Acquired	56,684	75,922
Total	1,815,121	2,008,644
Commercial non-real estate ¹
Originated	2,206,630	1,691,026
Acquired	20,129	28,930
Total	2,226,759	1,719,956
Residential real estate
Originated	770,235	696,403
Acquired	92,586	115,805
Total	862,821	812,208
Consumer
Originated	58,169	47,324
Acquired	3,283	4,601
Total	61,452	51,925
Other lending
Originated	34,713	47,541
Acquired	—	—
Total	34,713	47,541
Total originated	9,979,810	9,239,843
Total acquired	376,549	492,841
Total unpaid principal balance	10,356,359	9,732,684
Less: Unamortized discount on acquired loans	(9,098)	(13,655)
Less: Unearned net deferred fees and costs and loans in process	(33,262)	(12,266)
Total loans	10,313,999	9,706,763
Allowance for loan and lease losses	(148,158)	(70,774)
Loans, net	$10,165,841	$9,635,989
[1] Unpaid principal balance for commercial non-real estate, agriculture and commercial real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to manage our interest rate risk.

During the first nine months of fiscal year 2020, total loans increased by 6.3%, or $607.2 million, compared to September 30, 2019. The net loan growth was mainly attributable to an increase in the commercial non-real estate segment of $506.8 million, or 29.5%, an increase in the CRE segment of $263.1 million, or 5.2%, offset by a reduction in the agriculture segment of $193.5 million, or 9.6%. The increase in commercial non-real estate segment was largely due to $697.0 million in new PPP loans outstanding offset with paydowns during the period. The increase in the CRE segment was due to diversified growth across multifamily and non-owner-occupied CRE. The decrease in the agriculture segment was due to $219.8 million reduction from declines in dairy, beef cattle and other agriculture segments offset with approximately $26.3 million in PPP loans. Over the same time period, residential real estate, consumer and other loan balances remained stable.
51-

The following table presents an analysis of the unpaid principal balance of our loan portfolio at June 30, 2020, by borrower and collateral type and by each of the six major geographic areas we use to manage our markets.

	June 30, 2020
	South Dakota	Iowa / Missouri	Nebraska / Kansas	Arizona	Colorado	North Dakota / Minnesota	Other ²	Total	%
	(dollars in thousands)
Commercial real estate ¹	$1,107,685	$1,300,100	$1,163,249	$565,437	$933,737	$267,747	$17,538	$5,355,493	51.7%
Agriculture ¹	554,051	326,785	119,978	692,702	111,566	332	9,707	1,815,121	17.5%
Commercial non-real estate ¹	381,658	686,662	623,879	154,406	221,262	8,511	150,381	2,226,759	21.5%
Residential real estate	239,429	226,815	190,033	47,220	124,703	19,036	15,585	862,821	8.3%
Consumer	14,905	23,878	18,060	408	2,663	1,058	480	61,452	0.6%
Other lending	—	—	—	—	—	—	34,713	34,713	0.4%
Total	$2,297,728	$2,564,240	$2,115,199	$1,460,173	$1,393,931	$296,684	$228,404	$10,356,359	100.0%
% by location	22.2%	24.8%	20.4%	14.1%	13.4%	2.9%	2.2%	100.0%
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

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at June 30, 2020.

June 30, 2020
(dollars in thousands)
Construction and development	$407,024
Owner-occupied CRE	1,436,615
Non-owner-occupied CRE	2,965,971
Multifamily residential real estate	545,883
Commercial real estate	5,355,493
Agriculture real estate	861,989
Agriculture operating loans	953,132
Agriculture	1,815,121
Commercial non-real estate	2,226,759
Home equity lines of credit	153,137
Closed-end first lien	573,477
Closed-end junior lien	32,541
Residential construction	103,666
Residential real estate	862,821
Consumer	61,452
Other	34,713
Total unpaid principal balance	$10,356,359
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
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at March 31, 2020, we were ranked the fifth-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core lending areas. We target a portfolio composition for agriculture loans not to exceed 225% of total capital according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. Over recent years, our borrowers have experienced volatile commodity prices, and the adverse effects of recently imposed and proposed tariffs on the export of agricultural products, effects of waivers of the amount of ethanol to be blended into the country's gasoline production and isolated areas of flooding within parts of the Midwest in which certain of our agricultural borrowers conduct their operations. While these events, the impacts of the COVID-19 pandemic or a further downturn in the agriculture economy, could directly and adversely affect our agricultural loan portfolio and
52-

indirectly and adversely impact other lending categories including commercial non-real estate, CRE, residential real estate and consumer, we believe there continues to typically be strong secondary sources of repayment for the agriculture loan portfolio.
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
Residential Real Estate. Residential real estate lending reflects 1-to-4-family real estate construction loans, closed-end first-lien mortgages (primarily single-family long-term first mortgages resulting from acquisitions of other banks), closed-end junior-lien mortgages and HELOCs. Our closed-end first-lien mortgages include a small percentage of single-family first mortgages that we originate and do not subsequently sell into the secondary market, including some jumbo products, adjustable rate mortgages and rural home mortgages. Conversely, a large percentage of our total single-family first mortgage originations are sold into the secondary market in order to meet our interest rate risk management objectives.
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
The following table presents the maturity distribution of our loan portfolio as of June 30, 2020. The maturity dates were determined based on the contractual maturity date of the loan.

	June 30, 2020
	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$685,115	$2,199,502	$2,470,876	$5,355,493
Agriculture	871,668	605,165	338,288	1,815,121
Commercial non-real estate	665,455	1,196,430	364,874	2,226,759
Residential real estate	220,379	206,400	436,042	862,821
Consumer	9,065	38,586	13,801	61,452
Other lending	34,713	—	—	34,713
Total	$2,486,395	$4,246,083	$3,623,881	$10,356,359
The following table presents the distribution, as of June 30, 2020, of our loans that were due after one year between fixed and variable interest rates.

	June 30, 2020
	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$2,297,000	$2,373,378	$4,670,378
Agriculture	718,615	224,838	943,453
Commercial non-real estate	515,675	1,045,629	1,561,304
Residential real estate	335,821	306,621	642,442
Consumer	41,500	10,887	52,387
Total	$3,908,611	$3,961,353	$7,869,964
Other Repossessed Property
In the normal course of business, we obtain title to real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. Other repossessed property assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the asset at an acceptable price in a timely manner. Our total other repossessed property carrying value was $19.2 million as of June 30, 2020, a decrease of $17.5 million, or 47.7%, compared to September 30, 2019, due primarily to two large relationship liquidations and the write down of the value of a hotel property negatively impacted by COVID-19 travel restrictions.
53-

The following table presents our other repossessed property balances for the period indicated.

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
	(dollars in thousands)
Balance, beginning of period	$27,289	$36,764
Additions to other repossessed property	255	7,762
Valuation adjustments and other	(2,020)	(6,776)
Sales	(6,293)	(18,519)
Balance, end of period	$19,231	$19,231
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

	June 30, 2020	September 30, 2019
	(dollars in thousands)
Nonaccrual loans ¹
Commercial real estate ²	$97,108	$14,973
Agriculture ²	150,092	77,880
Commercial non-real estate ²	20,414	9,502
Residential real estate
Loans covered by a FDIC loss-sharing agreement	—	2,190
Loans not covered by a FDIC loss-sharing agreement	6,782	2,572
Total	6,782	4,762
Consumer ²	79	74
Total nonaccrual loans covered by a FDIC loss-sharing agreement	—	2,190
Total nonaccrual loans not covered by a FDIC loss-sharing agreement	274,475	105,001
Total nonaccrual loans	274,475	107,191
Other repossessed property	19,231	36,764
Total nonperforming assets	293,706	143,955
Performing TDRs	43,550	44,842
Total nonperforming and restructured assets	$337,256	$188,797
Accruing loans 90 days or more past due	$—	$11,180
Nonperforming TDRs included in total nonaccrual loans	55,183	30,073

Percent of total assets
Nonaccrual loans not covered by a FDIC loss-sharing agreement	2.12%	0.82%
Total nonaccrual loans	2.12%	0.84%
Other repossessed property	0.15%	0.29%
Nonperforming assets ³	2.27%	1.13%
Nonperforming and restructured assets ³	2.61%	1.48%
[1] Includes nonperforming restructured loans.
[2] Loans not covered by a FDIC loss-sharing agreement.
[3] Includes nonaccrual loans, which includes nonperforming restructured loans.
54-

At June 30, 2020 and September 30, 2019, our nonperforming assets were 2.27% and 1.13%, respectively, of total assets. Nonaccrual loans were $274.5 million as of June 30, 2020, which represented a total increase in nonaccrual loans of $167.3 million compared to September 30, 2019. The increase is being driven by a small number of relationships in agriculture industries as they progress through the workout process and two watch rated senior care credits that deteriorated due to COVID-19 impacts.
We recognized approximately $3.1 million of interest income on loans that were on nonaccrual for the first nine months of fiscal year 2020. Excluding loans covered by the FDIC non-commercial loss-sharing agreement, we had average nonaccrual loans (calculated as a two-point average) of $189.7 million outstanding during the first nine months of fiscal year 2020. Based on the average loan portfolio yield for these loans for the first nine months of fiscal year 2020, we estimate that interest income would have been $6.7 million higher during this period had these loans been accruing.
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
The following table outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated.

	June 30, 2020	September 30, 2019
	(dollars in thousands)
Commercial real estate
Performing TDRs	$31,627	$17,145
Nonperforming TDRs	1,762	904
Total	33,389	18,049
Agriculture
Performing TDRs	2,989	22,929
Nonperforming TDRs	47,791	24,762
Total	50,780	47,691
Commercial non-real estate
Performing TDRs	8,645	4,398
Nonperforming TDRs	5,508	4,257
Total	14,153	8,655
Residential real estate
Performing TDRs	285	263
Nonperforming TDRs	86	102
Total	371	365
Consumer
Performing TDRs	4	107
Nonperforming TDRs	36	48
Total	40	155
Total performing TDRs	43,550	44,842
Total nonperforming TDRs	55,183	30,073
Total TDRs	$98,733	$74,915
As of June 30, 2020, total performing TDRs decreased $1.3 million, or 2.9%, compared to September 30, 2019, primarily due to the payoff of one large relationship in the agriculture loan portfolio offset by one new commercial real estate relationship during the period. Total nonperforming TDRs increased $25.1 million, or 83.5%, compared to September 30, 2019 primarily due to one new relationship in the agriculture portfolio.
55-

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

	At and for the Nine Months Ended June 30, 2020	At and for the Fiscal Year Ended September 30, 2019
	(dollars in thousands)
Assets covered by a FDIC loss-sharing agreement
Nonaccrual loans ¹	$—	$2,190
TDRs	—	43
Other repossessed property	—	—
Allowance for loan and lease losses, loans covered by a FDIC loss-sharing agreement
Balance, beginning of period	$113	$262
Additional impairment recorded	442	309
Recoupment of previously-recorded impairment	—	(379)
Charge-offs	(61)	(79)
Expiration of loss-sharing arrangement	(494)	—
Balance, end of period	$—	$113

Other repossessed property covered by a loss-sharing agreement
Balance, beginning of period	$—	$131
Additions to other repossessed property	—	—
Sales	—	(131)
Balance, end of period	$—	$—
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
56-

The following table presents an analysis of our allowance for loan and lease losses, including provisions for loan and lease losses, charge-offs and recoveries, for the periods indicated.

	At and for the Nine Months Ended June 30, 2020	At and for the Fiscal Year Ended September 30, 2019
	(dollars in thousands)
Allowance for loan and lease losses:
Balance, beginning of period	$70,774	$64,540
Provision charged to expense	101,351	41,506
Impairment (improvement) of ASC 310-30 loans	188	(559)
Charge-offs:
Commercial real estate	(2,789)	(1,511)
Agriculture	(13,378)	(24,847)
Commercial non-real estate	(8,269)	(7,895)
Residential real estate	(379)	(998)
Consumer	(65)	(452)
Other lending	(2,760)	(1,358)
Total charge-offs	(27,640)	(37,061)
Recoveries:
Commercial real estate	355	567
Agriculture	2,143	385
Commercial non-real estate	303	392
Residential real estate	360	468
Consumer	64	174
Other lending	260	362
Total recoveries	3,485	2,348
Net loan charge-offs	(24,155)	(34,713)
Balance, end of period	$148,158	$70,774

Average total loans for the period ¹	$9,820,350	$9,741,293
Total loans at period end ¹	10,313,999	9,706,763
Ratios
Net charge-offs to average total loans ³	0.33%	0.36%
Allowance for loan and lease losses to:
Total loans	1.44%	0.73%
Nonaccruing loans ²	53.98%	67.40%
[1] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process.
[2] Nonaccruing loans excludes loans covered by a FDIC loss-sharing agreement.
[3] Annualized for partial-year periods.
In the first nine months of fiscal year 2020, net charge-offs were $24.2 million, or 0.33%, of average total loans on an annualized basis, comprised of $27.6 million of charge-offs and $3.4 million of recoveries. The charge-offs were concentrated in the agriculture and commercial non-real estate segments in the loan portfolio. For fiscal year 2019, net charge-offs were $34.7 million, or 0.36%, of average total loans.
At June 30, 2020, the allowance for loan and lease losses was 1.44% of our total loan portfolio, a 71 basis point increase, compared to 0.73% at September 30, 2019. The balance of the ALLL increased to $148.2 million from $70.8 million over the same period due to incurred loss resulting from COVID-19 pandemic. This increase did not contemplate the potential impact of CECL implementation, which is effective for the Company October 1, 2020. In determining the credit-related charges, we continue to evaluate the impact of COVID-19 on our loan portfolio. Industries such as hotels & resorts, restaurants, oil & energy, retail malls, airlines and healthcare have experienced significant revenue loss due to COVID-19. Within our portfolio we have identified the following segments with elevated risk: hotels & resorts with $1.20 billion, or 11.6% of total loans, restaurants with $160.2 million, or 1.6% of total loans, arts and entertainment with $129.6 million, or 1.3% of total loans, senior care with $358.9 million, or 3.5% of total loans, and skilled nursing with $248.9 million, or 2.4% of total loans. Loan exposure in such other identified industries is either immaterial or has not shown general distress thus far. At this time it is difficult to determine ultimate impact upon our portfolio, but we are of the view the credit-related adjustments reflect the best estimate of incurred losses in our portfolio as of June 30, 2020.
57-

Additionally, a portion of our loans which are carried at fair value, totaling $735.4 million at June 30, 2020 and $813.0 million at September 30, 2019, respectively, have no associated allowance for loan and lease losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for loan and lease losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $40.0 million and $6.8 million at June 30, 2020 and September 30, 2019, respectively, or 0.39% and 0.07% of total loans, respectively. Finally, total purchase discount remaining on all acquired loans equates to 0.09% and 0.14% of total loans at June 30, 2020 and September 30, 2019, respectively.
The following table presents management’s allocation of the allowance for loan and lease losses by loan category, in both dollars and percentage of our total allowance for loan and lease losses, to specific loans in those categories at the dates indicated.

	June 30, 2020		September 30, 2019
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial real estate	$78,623	53.1%	$16,827	23.8%
Agriculture	29,429	19.9%	30,819	43.5%
Commercial non-real estate	29,046	19.6%	17,567	24.8%
Residential real estate	8,541	5.7%	4,095	5.8%
Consumer	920	0.6%	427	0.6%
Other lending	1,599	1.1%	1,039	1.5%
Total	$148,158	100.0%	$70,774	100.0%
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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an allowance for unfunded lending related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $3.3 million and $0.5 million at June 30, 2020 and September 30, 2019, respectively, and is recorded in accrued expenses and other liabilities in the consolidated balance sheet.
Investment Securities
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated.

	June 30, 2020	September 30, 2019
	(dollars in thousands)
U.S. Treasury securities	$49,795	$94,178
Mortgage-backed securities:
Government National Mortgage Association	546,739	501,139
Federal Home Loan Mortgage Corporation	575,530	463,974
Federal National Mortgage Association	385,813	322,340
Small Business Assistance Program	295,662	316,502
States and political subdivision securities	58,137	66,145
Other	1,006	1,006
Total	$1,912,682	$1,765,284
We generally invest excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits, to maintain liquidity and to balance interest rate risk. Since September 30, 2019, the fair value of the portfolio has increased by $189.4 million, or 10.6%.
58-

The following table presents the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period held at June 30, 2020. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield ("WA Yield") on these assets is presented in the following table based on the contractual rate, as opposed to a tax equivalent yield concept.

	June 30, 2020
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
U.S. Treasury securities	$49,795	2.85%	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%	$49,795	2.85%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,803,744	2.07%	—	—%	1,803,744	2.07%
States and political subdivision securities ¹ ²	14,760	1.59%	31,856	1.77%	11,521	2.53%	—	—%	—	—%	—	—%	58,137	1.87%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$64,555	2.56%	$31,856	1.77%	$11,521	2.53%	$—	—%	$1,803,744	2.07%	$1,006	—%	$1,912,682	2.08%
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
Deposits
We obtain funds from depositors by offering consumer and business interest-bearing accounts and term time deposits. At June 30, 2020 and September 30, 2019, our total deposits were $11.15 billion and $10.30 billion, respectively, representing an increase of $850.3 million, or 8.3%, due to a $1.33 billion increase in checking and savings deposits across both business and consumer accounts as a result of inflows from PPP proceeds and consumer stimulus receipts offset with a $0.4 million reduction in business and consumer time deposits and a $0.1 million decrease in public and brokered deposits.
The following table presents the balances and weighted average cost of our deposit portfolio at the following dates.

	June 30, 2020		September 30, 2019
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Noninterest-bearing demand	$2,592,376	—%	$1,956,025	—%
Interest-bearing demand	7,124,700	0.27%	6,248,638	1.00%
Time deposits, greater than $250,000	381,806	1.64%	493,530	2.30%
Time deposits, less than or equal to $250,000	1,051,732	0.97%	1,602,146	1.68%
Total	$11,150,614	0.32%	$10,300,339	0.98%
At June 30, 2020 and September 30, 2019, we had $397.1 million and $706.5 million, respectively, in brokered deposits, a decrease of $309.4 million, or 43.8%.
59-

Municipal public deposits constituted $1.26 billion and $1.04 billion of our deposit portfolio at June 30, 2020, and September 30, 2019, respectively, of which $881.0 million and $691.9 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 7.2% and 7.0% of our total deposits at June 30, 2020 and September 30, 2019, respectively.
The following table presents deposits by region.

	June 30, 2020	September 30, 2019
	(dollars in thousands)
South Dakota	$2,780,567	$2,575,833
Iowa / Missouri	3,203,564	2,799,597
Nebraska / Kansas	2,936,751	2,611,332
Arizona	589,055	508,308
Colorado	1,326,052	1,237,052
North Dakota / Minnesota	27,307	55,258
Corporate and other	287,318	512,959
Total deposits	$11,150,614	$10,300,339
We fund a portion of our assets with time deposits that have balances greater than $250,000 and that have maturities generally in excess of six months. At June 30, 2020 and September 30, 2019, our time deposits greater than $250,000 totaled $381.8 million and $493.5 million, respectively. The following table presents the maturities of our time deposits greater than $250,000 and less than or equal to $250,000 in size at June 30, 2020.

	June 30, 2020
	Greater than $250,000	Less than or equal to $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$124,329	$283,074
Over three through six months	90,815	265,440
Over six through twelve months	109,144	332,597
Over twelve months	57,518	170,621
Total	$381,806	$1,051,732
Percent of total deposits	3.4%	9.4%
At both June 30, 2020 and September 30, 2019, the average remaining maturity of all time deposits was approximately 8 months. The average time deposits amount per account was approximately $39,280 and $45,936 at June 30, 2020 and September 30, 2019, respectively.
Derivatives
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
60-

In addition, we enter into interest rate derivative contracts to support the business needs of our customers. These interest rate swaps sales are used to enable customers to achieve a long-term fixed rate by selling the customer a long-term variable rate loan indexed to LIBOR plus a credit spread whereby the Bank enters into an interest rate swap with our customer where the customer pays a fixed rate of interest set at the time of origination on the interest rate swap and then the customer receives a floating rate equal to the rate paid on the loan, thus resulting in a fixed rate of interest over the life of the interest rate swap. We then enter into a mirrored interest rate swap with a swap dealer where we pay and receive the same fixed and floating rate as we pay and receive from the interest rate swap we have with our customer. As the interest paid and received by us on the two swaps net to zero, we are left with the variable rate of the long-term loan.
We enter into RPAs with some of our derivative counterparties to assume the credit exposure related to interest rate derivative contracts. Our loan customer enters into an interest rate swap directly with a derivative counterparty and we agree through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $78.1 million and $56.8 million as of June 30, 2020 and September 30, 2019, respectively. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be nominal and $0.1 million at June 30, 2020 and September 30, 2019, respectively, based on the fair value of the underlying swaps.
Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted.

	At and for the Nine Months Ended June 30, 2020	At and for the Fiscal Year Ended September 30, 2019
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$70,362	$68,992
FHLB advances	30,000	15,000
Total short-term borrowings	$100,362	$83,992

Maximum amount outstanding at any month-end during the period	$539,809	$371,649
Average amount outstanding during the period	263,885	175,133
Weighted average rate for the period	0.80%	1.72%
Weighted average rate as of date indicated	0.15%	0.91%
Other Borrowings
In addition to FHLB short-term advances, we also had FHLB long-term borrowings of $325.0 million outstanding as of both June 30, 2020 and September 30, 2019.
We had outstanding $73.8 million and $73.7 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of June 30, 2020 and September 30, 2019, respectively. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
We issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under Capital Rules in effect at June 30, 2020, have an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, commencing on February 15, 2016 until August 15, 2020. During the third quarter of fiscal year 2020, we incurred $1.1 million in interest expense on all outstanding subordinated debentures and notes compared to $1.4 million in the same period in fiscal year 2019. During the first nine months of fiscal years 2020 and 2019, interest expense on all outstanding subordinated debentures and notes was $3.6 million and $4.2 million, respectively.
61-

Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at June 30, 2020. Customer deposit obligations categorized as "not determined" include noninterest-bearing demand accounts and interest-bearing demand accounts with no stated maturity date.

	June 30, 2020
	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$1,182,179	$160,206	$67,758	$175	$9,740,296	$11,150,614
Securities sold under agreement to repurchase	70,362	—	—	—	—	70,362
FHLB advances and other borrowings	120,000	60,000	175,000	—	—	355,000
Subordinated debentures	—	—	—	75,920	—	75,920
Subordinated notes payable	—	—	—	35,000	—	35,000
Accrued interest payable	7,912	—	—	—	—	7,912
Interest on FHLB advances	8,587	5,882	6,190	—	—	20,659
Interest on subordinated debentures	2,162	2,162	6,485	19,942	—	30,751
Interest on subordinated notes payable	1,706	1,706	5,119	213	—	8,744
Other Commitments:
Commitments to extend credit—non-credit card	$1,310,880	$215,841	$363,932	$188,046	$—	$2,078,699
Commitments to extend credit—credit card	130,341	—	—	—	—	130,341
Letters of credit	71,779	—	—	—	—	71,779
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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated.

	June 30, 2020	September 30, 2019
	(dollars in thousands)
Commitments to extend credit	$2,209,040	$2,229,678
Letters of credit	71,779	68,983
Total	$2,280,819	$2,298,661
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
62-

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
Great Western Bancorp, Inc. Our primary source of liquidity is cash obtained from dividends paid by our Bank. We primarily use our cash for the payment of dividends, when and if declared by our Board of Directors, and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our Bank through equity contributions and for acquisitions. At June 30, 2020, our holding company had $38.9 million of cash. During the third quarter of fiscal year 2020, we declared and paid a dividend of $0.15 per common share. The outstanding amount under our private placement subordinated capital notes was $35.0 million at June 30, 2020. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities. To this end, on June 1, 2020 we filed a shelf registration statement with the SEC registering an indeterminate amount of our common stock, debt securities and other securities which we may decide to issue in the future. The specific terms of any shares or other securities we choose to issue will be based on current market conditions and will be described in a supplement to the prospectus contained in the shelf registration statement.
Great Western Bank. Our Bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding. At June 30, 2020, our Bank had cash of $311.6 million (inclusive of $38.9 million of cash from our holding company) and $1.97 billion of highly-liquid securities held in our investment portfolio, of which $1.05 billion were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our Bank had $355.0 million in FHLB borrowings at June 30, 2020, with additional available lines of $1.84 billion. Our Bank also had an additional borrowing capacity of $1.01 billion with the FRB Discount Window. Our Bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At June 30, 2020, we had a total of $2.28 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our Bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators.
63-

The following table presents our regulatory capital ratios at June 30, 2020 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	June 30, 2020
	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio ¹	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,183,662	11.3%	6.0%	N/A
Total capital	1,349,520	12.9%	8.0%	N/A
Tier 1 leverage	1,183,662	9.3%	4.0%	N/A
Common equity Tier 1	1,109,864	10.6%	4.5%	N/A
Risk-weighted assets	10,447,952
Great Western Bank
Tier 1 capital	$1,173,204	11.2%	6.0%	8.0%
Total capital	1,304,028	12.5%	8.0%	10.0%
Tier 1 leverage	1,173,204	9.2%	4.0%	5.0%
Common equity Tier 1	1,173,204	11.2%	4.5%	6.5%
Risk-weighted assets	10,445,248
[1] Does not include capital conservation buffer, which was 2.5% at June 30, 2020.
At June 30, 2020 and September 30, 2019, our Tier 1 capital included an aggregate of $73.8 million and $73.7 million, respectively, of trust preferred securities issued by our subsidiaries, net of fair value adjustment. At June 30, 2020, our Tier 2 capital included $130.9 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes whose eligibility as Tier 2 capital will be reduced by 20% in the quarter ending September 2020. At September 30, 2019, our Tier 2 capital included $70.8 million of the allowance for loan and lease losses and $35.0 million of private placement subordinated capital notes. Our total risk-weighted assets were $10.45 billion at June 30, 2020.
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
64-

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

	At or for the nine months ended:		At or for the three months ended:
	June 30, 2020	June 30, 2019	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net (loss) income - GAAP	$(691,944)	$117,080	$5,400	$(740,618)	$43,274	$50,285	$26,783
Add: COVID-19 related impairment of goodwill and certain intangible assets, net of tax	713,013	—	—	713,013	—	—	—
Add: COVID-19 impact on credit and other related charges, net of tax	56,685	—	—	56,685	—	—	—
Adjusted net income	$77,754	$117,080	$5,400	$29,080	$43,274	$50,285	$26,783

Weighted average diluted common shares outstanding	55,788,751	57,408,023	55,145,619	55,906,002	56,457,967	56,804,172	57,110,103
Earnings per common share - diluted	$(12.40)	$2.04	$0.10	$(13.25)	$0.77	$0.89	$0.47
Adjusted earnings per common share - diluted	$1.39	$2.04	$0.10	$0.52	$0.77	$0.89	$0.47

Tangible net income and return on average tangible common equity:
Net (loss) income - GAAP	$(691,944)	$117,080	$5,400	$(740,618)	$43,274	$50,285	$26,783
Add: Amortization of intangible assets and COVID-19 related impairment of goodwill and certain intangible assets, net of tax	714,078	1,022	261	713,440	377	315	335
Tangible net income	$22,134	$118,102	$5,661	$(27,178)	$43,651	$50,600	$27,118

Average common equity	$1,663,420	$1,834,708	$1,163,724	$1,918,035	$1,908,519	$1,885,785	$1,864,132
Less: Average goodwill and other intangible assets	498,644	746,110	6,527	741,257	748,146	745,349	745,718
Average tangible common equity	$1,164,776	$1,088,598	$1,157,197	$1,176,778	$1,160,373	$1,140,436	$1,118,414

Return on average common equity *	(55.6)%	8.5%	1.9%	(155.3)%	9.0%	10.6%	5.8%
Return on average tangible common equity **	2.5%	14.5%	2.0%	(9.3)%	15.0%	17.6%	9.7%
* Calculated as net income - GAAP divided by average common equity. Annualized for partial-year periods.
** Calculated as tangible net income divided by average tangible common equity. Annualized for partial-year periods.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$313,407	$313,999	$106,251	$101,983	$105,173	$106,709	$105,629
Add: Tax equivalent adjustment	4,638	4,356	1,601	1,514	1,523	1,487	1,424
Net interest income (FTE)	318,045	318,355	107,852	103,497	106,696	108,196	107,053
Add: Current realized derivative gain (loss)	(5,180)	746	(3,040)	(1,250)	(890)	(127)	321
Adjusted net interest income (FTE)	$312,865	$319,101	$104,812	$102,247	$105,806	$108,069	$107,374

Average interest-earning assets	$11,763,523	$11,349,960	$12,156,505	$11,590,453	$11,543,610	$11,609,823	$11,617,521
Net interest margin (FTE) *	3.61%	3.75%	3.57%	3.59%	3.68%	3.70%	3.70%
Adjusted net interest margin (FTE) **	3.55%	3.76%	3.47%	3.55%	3.65%	3.69%	3.71%
* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

65-

	At or for the nine months ended:		At or for the three months ended:
	June 30, 2020	June 30, 2019	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(Dollars in thousands except share and per share amounts)
Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non-ASC 310-30 loans:
Interest income - GAAP	$337,404	$365,987	$107,725	$111,970	$117,709	$124,923	$124,098
Add: Tax equivalent adjustment	4,638	4,356	1,601	1,514	1,523	1,487	1,424
Interest income (FTE)	342,042	370,343	109,326	113,484	119,232	126,410	125,522
Add: Current realized derivative gain (loss)	(5,180)	746	(3,040)	(1,250)	(890)	(127)	321
Adjusted interest income (FTE)	$336,862	$371,089	$106,286	$112,234	$118,342	$126,283	$125,843

Average non-ASC 310-30 loans	$9,675,039	$9,583,477	$9,974,802	$9,496,153	$9,554,161	$9,693,395	$9,699,433
Yield (FTE) *	4.72%	5.17%	4.41%	4.81%	4.96%	5.17%	5.19%
Adjusted yield (FTE) **	4.65%	5.18%	4.29%	4.75%	4.93%	5.17%	5.20%
* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue - GAAP	$317,374	$359,708	$94,568	$101,900	$120,906	$121,732	$116,395
Add: Tax equivalent adjustment	4,638	4,356	1,601	1,514	1,523	1,487	1,424
Total revenue (FTE)	$322,012	$364,064	$96,169	$103,414	$122,429	$123,219	$117,819

Noninterest expense	$932,432	$169,686	$67,049	$808,453	$56,930	$55,212	$56,000
Less: Amortization of intangible assets and COVID-19 related impairment of goodwill and certain intangible assets	743,484	1,173	278	742,779	427	366	385
Tangible noninterest expense	$188,948	$168,513	$66,771	$65,674	$56,503	$54,846	$55,615

Efficiency ratio *	58.7%	46.3%	69.4%	63.5%	46.2%	44.5%	47.2%
* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,160,644	$1,881,128	$1,160,644	$1,153,464	$1,920,669	$1,900,249	$1,881,128
Less: Goodwill and other intangible assets	6,425	745,563	6,425	6,703	749,481	745,197	745,563
Tangible common equity	$1,154,219	$1,135,565	$1,154,219	$1,146,761	$1,171,188	$1,155,052	$1,135,565

Total assets	$12,934,328	$12,954,896	$12,934,328	$12,387,808	$12,851,665	$12,788,301	$12,954,896
Less: Goodwill and other intangible assets	6,425	745,563	6,425	6,703	749,481	745,197	745,563
Tangible assets	$12,927,903	$12,209,333	$12,927,903	$12,381,105	$12,102,184	$12,043,104	$12,209,333

Tangible common equity to tangible assets	8.9%	9.3%	8.9%	9.3%	9.7%	9.6%	9.3%

Tangible book value per share:
Total stockholders' equity	$1,160,644	$1,881,128	$1,160,644	$1,153,464	$1,920,669	$1,900,249	$1,881,128
Less: Goodwill and other intangible assets	6,425	745,563	6,425	6,703	749,481	745,197	745,563
Tangible common equity	$1,154,219	$1,135,565	$1,154,219	$1,146,761	$1,171,188	$1,155,052	$1,135,565

Common shares outstanding	55,014,047	56,939,032	55,014,047	55,013,928	56,382,915	56,283,659	56,939,032
Book value per share - GAAP	$21.10	$33.04	$21.10	$20.97	$34.06	$33.76	$33.04
Tangible book value per share	$20.98	$19.94	$20.98	$20.84	$20.77	$20.52	$19.94

Recent Accounting Pronouncements
See "Note 2. New Accounting Standards" in the accompanying "Notes to Consolidated Financial Statements (Unaudited)" included in this report for a discussion of new accounting pronouncements and their expected impact on our financial statements.
66-

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2020, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of June 30, 2020 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 and 200 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with realistic results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.
67-

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended June 30, 2020
Change in Market Interest Rates as of June 30, 2020	Twelve Months Ending June 30, 2021	Twelve Months Ending June 30, 2022
Immediate Shifts
+400 basis points	9.52%	16.90%
+300 basis points	7.17%	13.05%
+200 basis points	4.76%	9.04%
+100 basis points	2.35%	4.88%
-100 basis points	(0.15)%	(0.97)%
-200 basis points	(0.37)%	(1.12)%
Gradual Shifts
+400 basis points	0.84%
+300 basis points	0.74%
+200 basis points	0.65%
+100 basis points	0.53%
-100 basis points	0.05%
-200 basis points	(0.14)%
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
68-

ITEM 1A. RISK FACTORS
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. See "Part I, Item 1A. Risk Factors" of the Annual Report on Form 10-K of Great Western Bancorp, Inc., for the fiscal year ended September 30, 2019 (the “2019 Form 10-K”), which includes a detailed discussion of our risk factors. Other than as noted below and as noted under Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "Q2 Quarterly Report") with respect to the impact of the COVID-19 pandemic on our business, financial condition and results of operations, our risk factors have not changed significantly from those disclosed in our 2019 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2019 Form 10-K or in our Q2 Quarterly Report could materially affect our business, consolidated financial condition or future results of operations and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2019 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results of operations.
Our Bank's participation in the Paycheck Protection Program could expose us to additional risks.
Federal and state governments have enacted laws intending to stimulate the economy in light of the business and market disruptions related to COVID-19. President Trump signed into law three economic stimulus packages, including the $2.0 trillion Coronavirus Relief and Economic Security Act on March 26, 2020, which, among other things, initiated the Small Business Administration Paycheck Protection Program (the “PPP”). On April 16, 2020, the original $349.0 billion of funding under the PPP was exhausted, and on April 24, 2020, the Federal Government allocated an additional $310.0 billion to the program. Our Bank participated as a lender in both the initial and second rounds of the PPP, which was designed to help small businesses maintain their workforce during the COVID-19 pandemic. As of July 20, 2020, we have made over 4,600 PPP loans totaling $724.4 million.
We understand that these loans are fully guaranteed by the SBA and believe the majority of these loans will be forgiven. However, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part. Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by our Bank, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if we have already been paid under the guaranty, seek recovery from us of any loss related to the deficiency.
Since the opening of the PPP, several other large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We and our Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its processes and procedures used in processing applications for the PPP. If any such litigation is filed against the Bank and is not resolved in a manner favorable to the Bank, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.
Our ability to declare and pay dividends is now subject to additional regulatory restrictions.
We are subject to statutory and regulatory limitations on our ability to declare and pay dividends on our common stock. As reported in our Q2 Quarterly Report, the Company recorded a net loss of $740.6 million, ($13.25) per diluted common share for the quarter ended March 31, 2020, due primarily to a $742.4 million goodwill impairment charge. As a result, the Company had negative retained earnings at March 31, 2020. The goodwill impairment did not impact regulatory capital ratios which were previously reported as a total risk-based capital ratio of 12.9% and a Tier 1 common to risk weighted assets ratio of 11.3%. However, due to the negative retained earnings, the Company is now required to notify the FRB prior to declaring and paying a cash dividend to our shareholders and may not pay a dividend if the FRB objects. Additionally, our bank will be required to seek FDIC and SDDB approval for the payment of dividends from our Bank to the Company.

69-

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities
We did not repurchase any of our common stock during the third quarter of fiscal year September 30, 2020.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit Number	Description

10.1 *	Amended and Restated CEO Transition and Retirement Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on June 10, 2020 (File No. 001-36688))

11.1	Statement regarding Computation of Per Share Earnings (included as Note 19 to the registrant's unaudited consolidated financial statements)

31.1**	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan
** Filed herewith
*** Furnished, not filed
70-

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: July 29, 2020	By:	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

71-