Form 10-K
period 2020-09-30
Great Western Bancorp, Inc.
filed 2020-11-23
CIK 1613665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended September 30, 2020
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2020 was $1,126,685,245.
As of November 17, 2020, the number of shares of the registrant’s Common Stock outstanding was 55,014,727.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on February 9, 2021, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended September 30, 2020, are incorporated by reference under Part III.

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
•"COVID-19" or "COVID-19 pandemic" refers to the Coronavirus Disease 2019;
•"CRA" refers to the Community Reinvestment Act of 1977;
•"CRE" refers to commercial real estate;
•"Exchange Act" refers to the Securities Exchange Act of 1934;
•"FACT Act" refers to the Fair and Accurate Credit Transactions Act of 2003;
•"FASB" refers to the Financial Accounting Standards Board;
•"FCRA" refers to the Fair Credit Reporting Act;
•"FDIA" refers to the Federal Deposit Insurance Act;
•"FDIC" refers to the Federal Deposit Insurance Corporation;
•"FDICIA" refers to the Federal Deposit Insurance Corporation Improvement Act of 1991;
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
•"GLB Act" refers to Gramm-Leach-Bliley Act;
3-

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
•"PPP" refers to Small Business Administration Paycheck Protection Program;
•"REIT" refers to Real Estate Investment Trust;
•"RPA" refers to a risk participation agreement;
•"Sarbanes-Oxley Act" refers to the Sarbanes-Oxley Act of 2002;
•"SBA" refers to Small Business Administration;
•"SD Division of Banking" or "SDDB" refers to the Division of Banking of the South Dakota Department of Labor and Regulation;
•"SEC" refers to the Securities and Exchange Commission;
•"Securities Act" refers to the Securities Act of 1933;
•"Tax Reform Act" refers to the Tax Cuts and Jobs Act of 2017;
•"TDR" refer to a troubled debt restructuring;
•"USA PATRIOT Act" refers to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001;
•"USMCA" refers to the U.S.-Mexico-Canada Agreement agreed to on October 1, 2018; and
•"VIE" refers to a variable interest entity.
4-

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
•possible impairment of our intangible assets, or any adjustment of the valuation of our deferred tax assets;
•the effects of geopolitical instability, including war, terrorist attacks and man-made and natural disasters, social instability and changes in governmental policies;
•the effects of adverse weather conditions, particularly on our agricultural borrowers;
5-

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
6-

PART I
ITEM 1. BUSINESS
Our Business
We are a bank holding company incorporated in the state of Delaware and maintain our principal executive office in Sioux Falls, SD. We were formed as a Delaware corporation in July 2014 in connection with our initial public offering in October 2014. Prior to our initial public offering, we were an indirect wholly-owned subsidiary of NAB. NAB completely divested its holdings in us on July 31, 2015. Our bank was established more than 80 years ago and has achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve.
We are a full-service regional bank holding company focused on relationship-based business banking through our wholly owned banking subsidiary. We serve our customers through 175 branches in attractive markets in nine states: Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. We provide a wide range of services, including commercial and consumer loan and depository services, private banking, brokerage, trust, investment advisory and other traditional banking services. As a result of COVID-19 impacts and credit issues during fiscal year 2020, our net loss was $680.8 million. This was primarily driven by a $713.0 million impairment of goodwill and certain intangible assets, net of tax, and $56.7 million of credit and other related charges, net of tax, incurred during the second quarter of fiscal year 2020. During 2020, we made certain management changes to address the credit challenges being faced by the Company and enhanced our related risk management processes, including the implementation of a new credit scoring system effective for financial reporting purposes on October 1, 2020. Our total loans and total assets were $10.08 billion and $12.60 billion, respectively, at September 30, 2020. At September 30, 2020, we employed approximately 1,700 full-time equivalent employees.

Washington
Montana
Oregon
Idaho
Wyoming
California
Nevada
Utah
Arizona
Colorado
New Mexico
North Dakota
South Dakota
Nebraska
Kansas
Minnesota
Iowa
Missouri
Wisconsin
Illinois
Michigan
Indiana
Ohio
Kentucky
Tennessee
Oklahoma
Texas
Arkansas
Louisiana
Mississippi
Alabama
Georgia
Florida
South Carolina
North Carolina
Virginia
West Virginia
Pennsylvania
New York
Vermont
New Hampshire
Maine
Massachusetts
Rhode Island
Connecticut
New Jersey
Delaware
Maryland

We focus on business banking, complemented by our agri-business banking, retail banking and wealth management services. We offer small and mid-sized businesses a focused suite of financial products and have established strong relationships across a diversified range of sectors, including key areas such as hospitality/tourism, agri-business services, freight and transport and healthcare. During the second half of fiscal year 2020, we continued to evaluate the impact of the COVID-19 pandemic on our loan portfolio. Within our portfolio we have identified the following segments with elevated risk at September 30, 2020: hotels & resorts with $1.21 billion, or 12.0% of total loans, restaurants with $156.5 million, or 1.6% of total loans, arts and entertainment with $130.3 million, or 1.3% of total loans, senior care with $330.7 million, or 3.3% of total loans, and skilled nursing with $250.9 million, or 2.5% of total loans, for a total exposure of $2.07 billion, or 20.7% of total loans. .
CRE and agri-business lending serve two of the most prominent industries across our markets, and we offer a variety of financial services designed to meet the specific needs of such customers. We also provide a range of deposit and loan products to our retail customers through several channels, including our branch network, online banking system, mobile banking applications and customer care centers. In our wealth management business, we seek to expand our private banking, financial planning, investment management and insurance operations to better position us to capture an increased share of the business of managing the private wealth of many of our business and agri-business customers.
7-

Our banking model seeks to balance the best of being a "big enough" and a "small enough" bank, providing capabilities typical of a much larger bank, such as diversified product specialists, customized banking solutions and multiple delivery channels, with a customer-focused culture usually associated with smaller banks. Our focus on balancing these capabilities with a service-oriented culture is embedded within our operations and is enhanced by focusing on our core competencies. We are well recognized within our markets for our relationship-based banking model. Our relationship bankers strive to build deep, long-term relationships with customers and understand the customers’ specific needs to identify appropriate financial solutions.
Our Business Strategy
Our strategy focuses on building strong relationships with our customers, employees and communities, while maintaining disciplined underwriting standards and continuing our focus on our operational efficiency. We earn interest income on loans as well as fee income from the origination of loans. Lending activities include loans to commercial clients, which include commercial loans, commercial real estate loans and letters of credit, agri-business clients and individuals, which primarily consist of small business loans, home equity lines of credit, residential real estate loans and consumer loans. Residential real estate loans are either kept in our loan portfolio or sold to secondary investors, which results in gains or losses from the sales being recognized.
Our relationship banking strategy also focuses on providing depository services that fit the needs of our customers at competitive rates. We pay interest on the interest-bearing deposits and receive service fee revenue on various accounts. Deposit accounts include products such as noninterest-bearing demand, interest-bearing checking, savings and money market and time deposits. Debit and ATM cards provide clients with access to their accounts 24 hours a day at any ATM location. We also provide 24-hour telephone access and online banking as well as other electronic and mobile banking services.
In addition to the community banking services of lending and providing deposit services, we seek to deepen our customer relationships by offering comprehensive wealth management, trust and investment services. For businesses, we also provide treasury management services.
The key components of our strategy include the following:
Attract and Retain High-Quality Relationship Bankers
Since October 1, 2016, we have expanded our existing markets by opening loan production offices or branches in 6 new markets. We believe we have been successful in recruiting qualified relationship bankers due primarily to our decentralized management approach, focused product suite and flexible, customer-focused culture while continuing to provide sophisticated banking capabilities to serve our customers' needs. In 2020, we took action to move toward centralizing various processes to enhance credit risk management, expand diversification in our commercial and agri portfolios and set lower internal limits for credit relationships through the introduction of a revised credit policy. By leveraging the strong networks and reputation of experienced local relationship bankers, we believe we can continue to build a foundation for organic growth as well as offer customers a range of products and services to fulfill their financial needs.
Optimize Footprint in Existing and Complementary Markets
Our strategy has been to pursue attractive growth opportunities to expand within our existing footprint and enter new markets aligned with our business model and strategic plans. We believe we can increase our presence in under-represented areas in our existing markets and broaden our footprint in attractive markets adjacent and complementary to our current markets by continuing our emphasis on business and agri-business banking. In these situations, we typically open a loan production office for these bankers to expand our banking relationships into these markets prior to opening a branch, which increases our likelihood of expanding profitably by developing business, including an asset base, in the market before we establish a branch in that market. We will continue to opportunistically consider opening new branches. We intend to strategically capitalize on growth opportunities we believe exist in growing economies in and adjacent to our existing markets.
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
Continue to Improve Efficiency and Manage Costs
We believe that our focus on operational efficiency is critical to our business strategy. We intend to carefully manage our cost structure and continuously refine and implement internal processes and technology to create further efficiencies to enhance our earnings. In addition, we continue to optimize our branch network through either closure or relocation of some of our less profitable branches.
8-

Opportunistically Pursue Acquisitions
We have successfully completed six acquisitions since 2009, including our 2010 FDIC assisted acquisition of TierOne Bank, which represented approximately $2.54 billion in acquired assets, and our 2016 acquisition of HF Financial, which represented approximately $1.12 billion in acquired assets. We will continue to consider acquisitions that are consistent with our business strategy and financial model as opportunities arise. Illustrated below, as of September 30 of each indicated year, is the growth in our total assets, including the amount attributed as a result of acquisitions in that fiscal year.

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
$12.6
'09
'10
'11
'12
'13
'14
'15
'16
'17
'18
'19
'20
Period Ending
Pre-Acquisition Assets
Acquired Assets

Note: Total assets are as of September 30 of each fiscal year unless otherwise noted. Acquired assets are the total of the fair value of total assets acquired and the net cash and cash equivalents received, at the time of acquisition of each indicated year.

Our Business Lines
Business Banking
Business banking is a key focus of our business model and is one of our core competencies. We provide business banking services to small and mid-sized businesses across a diverse range of industries, including key sectors such as hospitality/tourism, ancillary agri-business services (e.g., farm equipment suppliers and grain and seed merchants), freight and transport and healthcare (e.g., hospitals, physicians, care facilities and dentists). We offer our business banking customers a focused range of financial products designed to meet the specific needs of their businesses, including loans, lines of credit, cash management services, online business deposit and wire transfer services, in addition to noninterest-bearing demand accounts, interest-bearing non-transaction accounts and corporate credit cards. At September 30, 2020, business banking represented $4.37 billion in deposits, an increase of $0.87 billion from September 30, 2019, and $7.46 billion in loans, an increase of $0.64 billion over the same period, which represents 39.7% and 73.8%, respectively, of our total deposits and loans.
The following table presents the composition of our business lending as of September 30, 2020.

	September 30, 2020
	South Dakota	Iowa / Missouri	Nebraska / Kansas	Arizona	Colorado	North Dakota / Minnesota	Other ²	Total	% of Total Loan Unpaid Principal Balance
	(dollars in thousands)
Non-owner-occupied CRE loans ¹	$758,593	$738,669	$552,719	$278,985	$469,584	$85,241	$27,174	$2,910,965	28.8%
Owner-occupied CRE loans ¹	337,625	405,068	224,130	167,198	243,625	34,248	—	1,411,894	14.0%
Construction and development loans ¹	21,677	52,244	134,720	96,259	99,925	10,615	—	415,440	4.1%
Multifamily residential real estate loans ¹	113,135	118,979	108,228	8,124	68,313	118,962	901	536,642	5.3%
Commercial non-real estate loans ¹	382,898	678,731	598,988	159,639	215,983	8,518	136,899	2,181,656	21.6%
Total business loans	$1,613,928	$1,993,691	$1,618,785	$710,205	$1,097,430	$257,584	$164,974	$7,456,597	73.8%

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

9-

The following charts present the compositions of our CRE and commercial non-real estate loan portfolios, aggregated by customer exposure as of September 30, 2020, which are diversified across loan sizes.
Agri-business Banking
In addition to business banking, we consider agri-business lending one of our core competencies. We provide loans and banking services to agri-business customers from short-term working capital funding to long-term and-related lending, as well as other tailored services. Through relationships with insurance agencies, we make available to our customers crop insurance that can provide farms with options for financial protection from various events, including flood, derecho, drought, hail, fire, disease, insect damage, wildfire and earthquake. We predominantly lend to grain and protein producers who produce a range of agricultural commodities. Our agri-business customers range in size from small family farms to large commercial farming operations. At September 30, 2020, our agri-business loan portfolio was $1.72 billion, representing 17.1% of our Bank’s $10.08 billion in total lending. The following chart presents the composition of our agri-business loan portfolio, aggregated by customer exposure as of September 30, 2020, which are diversified across loan sizes.
The composition of our agri-business lending portfolio is also geographically diversified across our footprint in our six business regions, as set forth in the table below.

	September 30, 2020
	Agri-business Loans	% of Agri-business Loan Portfolio
	(dollars in thousands)
South Dakota	$518,210	30.1%
Iowa and Missouri	306,800	17.8%
Nebraska and Kansas	114,345	6.6%
Arizona	679,329	39.4%
Colorado	100,386	5.8%
North Dakota and Minnesota	332	0.0%
Other ¹	4,948	0.3%
Total	$1,724,350	100.0%

[1] Balances in this row represent acquired workout loans and certain other loans managed by our staff, fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

10-

Retail Banking
Retail banking provides a source of low-cost funding and deposit-related fee income. We offer traditional banking products to our retail customers, including noninterest-bearing demand accounts, interest-bearing demand accounts and time deposits. We also serve our customers through a wide range of non-branch channels; including online, telephone and mobile banking platforms. At September 30, 2020, we had ATMs at 163, or 93.1%, of our branches and had another 11 company-owned ATMs at off-site locations. We are part of the MoneyPass and SHAZAM networks, enabling our customers to withdraw cash surcharge-free and service charge-free at over 35,000 ATM locations across the country.
The following table presents our retail branch network spread among our six regions.

	September 30, 2020
	Number of branches	% of branches
South Dakota	37	21.1%
Iowa and Missouri	54	30.9%
Nebraska and Kansas	52	29.7%
Arizona	9	5.1%
Colorado	20	11.5%
North Dakota and Minnesota	3	1.7%
Total	175	100.0%
We also provide a variety of loan products to individuals. At September 30, 2020, our residential real estate and consumer portfolio was $893.3 million, representing 8.7% of our total lending, and comprised residential mortgage loans, home equity loans, personal loans, lines of credit and auto loans. We also have a small amount of consumer credit card balances outstanding. We also originate residential mortgage loans for resale (including their servicing) on the secondary market and, in the fiscal year ended September 30, 2020, we sold $496.9 million of these loans and serviced $389.3 million of mortgage loans.
Wealth Management
We also provide our customers with a selection of wealth management solutions, including financial planning, private banking, investment management and trust services through associations with third party vendors, including registered broker-dealers and our investment adviser, and the offer and sale of insurance solutions, including life insurance. Our investment representatives offer our customers investment management services through our branch network which entails overseeing and recommending investment allocations between asset classes based on a review of a client’s risk tolerance. At September 30, 2020 our investment representatives had $617.6 million in assets under management, and, through our trust services group, we had $1.80 billion in assets under management, for a combined total of $2.42 billion in assets under management.
Competition
The financial services industry and each of the markets in which we operate in particular are highly competitive. We face strong competition in gathering deposits, making loans and obtaining client assets for management by our investment or trust operations. Our principal competitors for deposits, loans and client assets for management by our investment or trust operations include large nationwide banks such as U.S. Bank, Wells Fargo and Bank of America and various other nationwide, regional and community banks, savings banks and associations, credit unions, mutual fund companies, insurance companies, factoring companies and other non-bank financial companies. Some of these competitors are local, while others are statewide or national. In addition, Financial Technology, or FinTech, start-ups are emerging in key areas of banking. Many of our nonfinancial institution competitors have fewer regulatory constraints, broader geographic service areas, greater capital and, in some cases, lower cost structures. In addition, competition for quality customers has intensified as a result of changes in regulation, mergers and acquisitions, advances in technology and product delivery systems, consolidation among financial service providers, bank failures and the conversion of certain former investment banks to bank holding companies.
Human Capital
As of September 30, 2020, we had 1,714 total employees, which included 1,607 full-time employees and 107 part-time employees. Of our 1,714 employees, 1,188 are in core banking (i.e., non-line of business branch network employees, including relationship bankers), 44 employees are in lines of business (e.g., mortgage, credit cards, investments), 40 employees are in finance, 235 employees are in support services (i.e., employees in operations, IT and projects), 138 employees are in risk and credit management, 13 employees are in internal audit and 56 employees are in other functions. We believe our relationship with our employees to be generally good. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements.
11-

Information about our Executive Officers
The following table and the descriptions below set forth biographical information regarding our executive officers.

Name	Age	Position
Mark Borrecco	49	President and Chief Executive Officer
Doug Bass	59	Chief Operating Officer and Executive Vice President
Peter Chapman	47	Chief Financial Officer and Executive Vice President
Karlyn Knieriem	53	Chief Risk Officer and Executive Vice President
Steve Yose	61	Chief Credit Officer and Executive Vice President
Mark Borrecco has served as our President and Chief Executive Officer and on our Board since March 2020. Mr. Borrecco’s duties include overall leadership and executive oversight of our Bank. Mr. Borrecco has over 20 years of banking experience. Most recently, Mr. Borrecco served as President and Chief Executive Officer of Rabobank, NA, Roseville, CA, from November 2015 through the sale of Rabobank to Mechanics Bank in 2019. Mr. Borrecco also served on the Board of Directors for Rabobank, NA from November 2014 through August 2019. Prior to his CEO role, he was the Executive Vice President and Chief Banking Officer for Rabobank, NA from 2011 to 2015 where he was responsible for the direct management and performance of Commercial Banking, Retail, Small Business lending, Consumer Mortgage, Wealth Management and various administrative departments. Throughout his career, Mr. Borrecco has held various senior management positions including National Sales Manager Retail Banking with Bank of the West and Vice President, Senior Director and National Retail Sales Manager with World Savings Bank/Wachovia. Mr. Borrecco currently serves on the Pacific Coast Banking School Board and previously served on the Greater Sacramento Economic Council and Chaired the Food and Ag Innovation Committee. Mr. Borrecco has a Bachelor of Science in Economics from California State University.
Doug Bass has served as Great Western Bank's Chief Operating Officer since August 2019 and prior to that as its President and Chief Operating Officer from October 2018 through August 2019. He is also an Executive Vice President of our Company. Mr. Bass oversees all of our banking operations within our 9 state footprint, as well as our wealth management and mortgage banking lines. In total, Mr. Bass has over 35 years of banking experience. Mr. Bass has worked in various other capacities with our Company and Bank since 2009 and has expertise in all areas of bank management within Great Western Bank. Before joining our Bank, Mr. Bass served as President of First American Bank Group. Previously Mr. Bass served in various capacities over 15 years with Firstar Corporation, which is now known as US Bank, including as President and Chief Executive Officer of Firstar’s Sioux City and Council Bluffs operations in western Iowa and as Manager of Correspondent Banking for its eastern Iowa operations, which also included responsibility for commercial banking and agri-business lending. Mr. Bass will retire from the Company on December 31, 2020.
Peter Chapman has served as the Company's Chief Financial Officer and Executive Vice President since its formation in 2014. Mr. Chapman served on the board and as the Chief Financial Officer and Executive Vice President of Great Western Bancorporation, Inc. from January 2013 until October 2014. Mr. Chapman is also the Chief Financial Officer and Executive Vice President of our Bank. From 2017 and through 2019, Mr. Chapman oversaw all of our banking operations within the states of Minnesota and North Dakota. Mr. Chapman has over 20 years of industry experience and is responsible for all aspects of our financial and regulatory reporting together with planning and strategy and treasury management of our balance sheet. From 2010 until he was appointed as our Chief Financial Officer, Mr. Chapman served as the General Manager, Finance Performance Management & Non Traded Businesses for NAB’s Wholesale Banking business. From 2007 through 2010, Mr. Chapman served as Head of Financial Control at NAB and was responsible for oversight and delivery of NAB’s external financial reporting and internal management reporting. From 2004 through 2007, Mr. Chapman was Manager, and then Senior Manager, in NAB’s Group Accounting Policy team. From 1995 through 2004, Mr. Chapman held various roles with Ernst & Young’s Financial Services Audit Division, including Group Manager of its Melbourne, Australia office’s Financial Services Audit practice, and he was seconded to Ernst & Young’s New York office from 1998 through 2000. Mr. Chapman has been a Chartered Accountant with the Institute of Chartered Accountants Australia since 1998 and is currently a Fellow of the Institute.
Karlyn Knieriem has served as Great Western's Chief Risk Officer since 2018 and is also an Executive Vice President of the Company. Ms. Knieriem is responsible for the overall direction and operations of the risk department, including Enterprise Risk Management, Bank Secrecy Act, Compliance and Loan Review. Ms. Knieriem joined our Bank in 2016 as Head of Enterprise Risk Management. Ms. Knieriem has 21 years of experience in the financial services industry, including a 17-year career with First National Bank of Omaha, where she worked in a number of senior leadership positions including 11 years as Vice President/Managing Director – Treasury.
12-

Steve Yose has served as the Company's Chief Credit Officer since May 2020 and is also an Executive Vice President of our Company. Mr. Yose is responsible for the overall direction and operations of the Credit Risk Management function, including loan and portfolio quality, and oversees our commercial credit and collection policies, procedures and processes. Mr. Yose has over 34 years of experience in the financial services industry, most recently serving as Chief Credit Officer at First Interstate Bank in Billings, MT. Previously, Mr. Yose worked for KeyCorp for 27 years where he held several leadership roles. Mr. Yose also serves as a Board Member and Chair of the Mid-Tier Bank Council for The Risk Management Association. He previously served as a member of the Regulatory Council, Puget Sound Chapter President, and Chapter Board member of The Risk Management Association. Mr. Yose has a Bachelor of Science degree in Agricultural Economics and a Master of Science degree in Agribusiness Management from Brigham Young University. He is an honors graduate of the Pacific Coast Banking School at the University of Washington and also completed the KeyBank Weatherhead School of Management program for Executives at Case Western Reserve University.
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
Regulatory Agencies
Bank Holding Company Regulation. We are a bank holding company under the BHC Act. Consequently, we and our subsidiaries are subject to supervision, regulation and examination by the Federal Reserve. The BHC Act provides generally for "umbrella" regulation of bank holding companies and functional regulation of holding company subsidiaries by applicable regulatory agencies, including the Federal Reserve. The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Under this requirement, we are expected to commit resources to support our Bank, including at times when we may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
The FRB subjects the Company to its requirements on regulatory capital and maintaining cash reserves against its deposits. The FRB also regulates the national supply of bank credit in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits, and affect the interest rates charged on loans or paid for deposits. Fluctuations in interest rates, which may result from governmental fiscal policies and the monetary policies of the FRB, have a strong impact on the income derived from loans and securities, and interest paid on deposits and borrowings. While the Company and the Bank strive to model various interest rate changes and adjust our strategies for such changes, the level of earnings could be materially affected by economic circumstances beyond our control.
The BHC Act also requires the prior approval of the Federal Reserve to acquire more than a 5% voting interest of any bank or bank holding company, or to merge or consolidate with another bank holding company. We must also be well-capitalized and well-managed in order to acquire a bank located outside of our home state. Additionally, the BHC Act restricts our non-banking activities to those which are determined by the Federal Reserve to be closely related to banking and a proper incident thereto. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary or the bank holding company.
Under FDICIA, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.
13-

FDIC and SDDB Regulations. Our Bank is an FDIC-insured commercial bank chartered under the laws of South Dakota. It is not a member of the Federal Reserve System. Consequently, the FDIC and the SD Division of Banking are the primary regulators of our Bank and also regulate our Bank’s subsidiaries. As a South Dakota-chartered commercial bank, our Bank's business is generally limited to activities permitted by South Dakota law and any applicable federal laws. Subject to prior approval by the Director of the SD Division of Banking, our Bank may also permissibly engage in any activity permissible as of January 1, 2008 for a national bank doing business in South Dakota. Our Bank is also restricted under South Dakota law from investing in certain types of investment securities and is generally limited in the amount of money it can lend to a single borrower or invest in securities issued by a single issuer (in each case, 20% of our Bank's capital stock and surplus plus 10% of our Bank's undivided profits). The Bank Merger Act and South Dakota law generally require our Bank to obtain prior regulatory approval to merger or consolidate with, or acquire substantially all of the assets of or assume deposits of, another bank.
In addition, we offer certain insurance and investment products through our Bank and our Bank's subsidiaries that are subject to regulation and supervision by applicable state insurance regulatory agencies and by the FINRA as a result of a contractual relationship we have with a third party broker-dealer relating to the provision of some wealth management and investment services to customers.
CFPB Regulations. We are also subject to the enforcement and rule-making authority of the CFPB regarding consumer financial products. The CFPB has authority to create and enforce consumer protection rules and regulations and has the power to examine our Bank for compliance with such rules and regulations. The CFPB also has the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, such as our Bank.
Acquisitions of Ownership of the Company
Acquisitions of the Company's voting stock above certain thresholds may be subject to prior regulatory notice or approval under applicable federal banking laws. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that can be acquired without regulatory approval or notice under the BHC Act and the Change in Bank Control Act.
Dividends
Our Company is a legal entity separate and distinct from its banking and other subsidiaries. As a bank holding company, we are subject to certain restrictions on our ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Federal Reserve policy provides that a bank holding company should not pay dividends unless (1) the bank holding company's net income over the last four quarters (net of dividends paid) is sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. The policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company's capital structure. Bank holding companies also are required to consult with the Federal Reserve before materially increasing dividends. The Federal Reserve could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.
Since substantially all of our income comes from dividends from our Bank, which is also the primary source of our liquidity, our ability to pay dividends and repurchase shares depends upon our receipt of dividends from our Bank. In addition to the restrictions discussed above, our Bank is subject to limitations under South Dakota law regarding the level of dividends that it may pay to us. In general, dividends by our Bank may only be declared from its net profits and may be declared no more than once per calendar quarter. The approval of the South Dakota Director of Banking is required if our Bank seeks to pay aggregate dividends during any calendar year that would exceed the sum of its net profits from the year to date and retained net profits from the preceding two years, minus any required transfers to surplus.
14-

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
15-

Interstate Branching
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2020 and other federal regulation, national and state-chartered banks, such as our Bank, may open an initial branch in a state other than its home state (e.g., a host state) by establishing a de novo branch at any location in such host state at which a bank chartered in such host state could establish a branch. Applications to establish such branches must still be filed with the appropriate primary federal regulator and, where applicable, the bank's state regulatory authority. As our Bank is a South Dakota state chartered bank, we are required to file branch applications with both the FDIC and the SD Division of Banking.
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
Privacy and Consumer Financial Protection
We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, Fair Credit Reporting Act, the Service Members Civil Relief Act, the Right to Financial Privacy Act, Telephone Consumer Protection Act, CAN-SPAM Act, and these laws' respective state law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight.
16-

As a financial institution, our internal systems and vendor-outsourced storage solutions contain a significant amount of sensitive data, including personal information related to our customers. We are therefore subject to compliance obligations under federal and state information security laws, among others, including the GLB Act, which institute limitations on data sharing and require disclosure of privacy policies to consumers. In addition, the GLB Act requires all financial institutions to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties and establishes procedures and practices to protect customer data from unauthorized access. In addition, the FCRA, as amended by the FACT Act, includes provisions affecting the Company, the Bank and their affiliates, including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies and other provisions, including rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags.
We are also subject to various regulatory guidance as updated from time to time implemented by the FFIEC, an interagency body of the FDIC, the Office of the Comptroller of the Currency, the Federal Reserve, the National Credit Union Administration and various state regulatory authorities. States and other jurisdictions may also enact laws regulating financial institutions' use of consumer data, such as the California Consumer Privacy Act, as well as the General Data Privacy Regulation adopted by the European Union.
The Dodd-Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection and privacy laws, such as the GLB Act, which have created a more intense and complex environment for consumer finance regulation. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys' fees. Federal bank regulators, state attorney generals and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorney generals in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.
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
•are subject to the maximum permissible interchange fee for swipe transactions, equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions;
•calculate our FDIC deposit assessment base using the performance score and a loss-severity score system described above in "—Deposit Insurance;" and
•are examined for compliance with federal consumer protection laws primarily by the CFPB as described above in "—Privacy and Consumer Financial Protection."
The Volcker Rule
The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 Capital in private equity and hedge funds (known as the "Volcker Rule"). The Economic Growth, Regulatory Relief and Consumer Protection Act and subsequent promulgation of inter-agency final rules have aimed at simplifying and tailoring requirements related to the Volcker Rule. In August 2019, the agencies modified the rule to, among other things, eliminate collection of certain metrics and reduce the compliance burdens associated with the remaining metrics requirements, depending on the banking entity's total consolidated trading assets and liabilities. The regulatory agencies continue to consider additional proposals to simplify or eliminate other aspects of the Volcker Rule. Due to the changing regulatory landscape, we will continue to evaluate the implications of the Volcker Rules on our investments, including new impacts as a result of the changes, but we do not expect any material financial implications.
17-

Incentive Compensation
The Dodd-Frank Act requires the federal bank regulators and the SEC to maintain guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including us and our Bank, that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. Failure to comply can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
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
18-

The Capital Rules provide for a number of deductions from and adjustments to CET1 capital. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 capital to the extent that any one such category exceeds 25% of CET1 capital or all such categories in the aggregate exceed 15% of CET1 capital. Implementation of the deductions and other adjustments to CET1 capital began on January 1, 2015 and were phased in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The Capital Rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital for most bank holding companies. Bank holding companies such as us who had less than $15 billion in assets as of December 31, 2009 (and who continue to have less than $15 billion in assets) are permitted to include trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital under the Capital Rules.
The Capital Rules prescribe a standardized approach for risk weightings that, depending on the nature of the assets, generally range from 0% for U.S. government securities, 20%-50% for U.S. government agencies and municipal bonds, 0%-150% for loans and up to 600% for certain equity exposures.
With respect to our Bank, the Capital Rules also revised the prompt corrective action regulations pursuant to Section 38 of the FDIA. See "—Prompt Corrective Regulatory Action."
We believe that, as of September 30, 2020, we and our Bank meet all capital adequacy requirements under the Capital Rules.
On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implement of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. The Company adopted the standard in the first fiscal quarter of 2021. Our CECL allowance methodology will be driven by our new credit scoring system, our charge-off history and adjusted for the economic outlook as provided by Oxford Economics. The Company is currently finalizing controls, processes, policies and disclosures and has completed parallel runs. The Company continues its implementation efforts and is in process of determining the final impact on the Company's financial condition, results of operations, liquidity and regulatory capital ratios. The impact of the adoption will depend on the composition, characteristics and credit quality of the loan portfolio as well as economic conditions and forecast as of the adoption date. The CECL standard does not apply to the fair value portfolio and as such there will be no change to this portfolio upon adoption of this standard..
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
As of September 30, 2020, we and our Bank were well capitalized with Tier 1 capital ratios of 11.8% and 11.7%, respectively, total capital ratios of 13.3% and 13.0%, respectively, Tier 1 leverage ratios of 9.4% and 9.3%, respectively, and a CET1 capital ratio of 11.0% and 11.7%, respectively, as calculated under Basel III which went into effect on January 1, 2015. For more information on these financial measures, including reconciliations to our and our Bank’s Tier 1 capital ratio, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital."
An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 risk-based capital ratio of less than 4.5%, or generally a leverage capital ratio of less than 4.0%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 risk-based capital ratio of less than 3.0%, or a leverage capital ratio of less than 3.0%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
19-

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
Institutions that are undercapitalized or significantly undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions failing to submit or implement an acceptable capital restoration plan are subject to appointment of a receiver or conservator. As of September 30, 2020, our Bank was "well capitalized" based on the existing ratios and the ratios as modified by Basel III Capital Rules.
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
Financial institutions are prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Among other provisions, the USA Patriot Act requires financial institutions to have anti-money laundering programs in place and requires banking regulators to consider a holding company's effectiveness in combating-money laundering when ruling on certain merger or acquisition applications. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including civil money penalties and causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
20-

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
Environmental Laws Potentially Impacting the Bank
We are subject to state and federal environmental laws and regulations. The Comprehensive Environmental Response, Compensation and Liability Act, ("CERCLA"), is a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan, which costs often substantially exceed the value of the property.
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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a significant degree of risk. The material risks and uncertainties that management believes affect us are described below. Before investing in our common stock, you should carefully consider the risks and uncertainties described below, in addition to the other information contained in this Annual Report on Form 10-K. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business operations and/or financial condition. As a result, the trading price of our common stock could decline, and you could lose some or all of your investment. Further, to the extent that any of the information in this report, or in other reports we file with the SEC, constitutes forward-looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See "Cautionary Note Regarding Forward-Looking Statements."
Economic Risk
The outbreak of the COVID-19 pandemic has caused a significant global economic downturn which has adversely affected, and is expected to continue to adversely affect, our business and results of operations, and the future impacts of the COVID-19 pandemic on the global economy and our business, results of operations, liquidity and financial condition remain uncertain.
COVID-19, which has been identified as a pandemic by the World Health Organization, continues to cause economic disruption both worldwide and in the markets we operate, as well as a destabilization effect on financial markets. The ultimate impacts of COVID-19 are uncertain and could have a material adverse effect on our business, financial condition, liquidity and results of operations. The extent of these impacts will depend on future developments, including among others, governmental, regulatory and private sector actions and responses, new information that may emerge concerning the severity of COVID-19, and actions taken to contain or prevent further spread, each of which are highly uncertain and cannot be predicted.
Our business is dependent upon the ability and willingness of our customers to conduct banking and other financial transactions, including the payment of loan obligations. COVID-19 has and continues to disrupt the business, activities, and operations of our customers, which may cause a decline in demand for our products and services which may, in turn, result in a significant decrease in our business, negatively impacting our liquidity position and financial results. Our financial results could also be impacted due to an inability of our customers to meet their loan commitments because of their losses associated with the effects of COVID-19, resulting in increased risk of delinquencies, defaults, foreclosures, declining collateral values and other losses to our Bank. Moreover, current and future governmental action may temporarily require the Company to conduct business differently with respect to foreclosures, repossessions, payments, deferrals and other customer-related transactions.
21-

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
Economic conditions have affected and could continue to adversely affect our revenues and profits.
Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that we offer, is highly dependent upon the business environment in the markets in which we operate and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; terrorist attacks; or a combination of these or other factors.
An economic downturn or sustained, high unemployment levels, and stock market volatility may negatively impact our operating results and have a negative effect on the ability of our borrowers to make timely repayments of their loans increasing the risk of loan defaults and losses.
Changes in economic or political conditions could adversely affect our earnings, as the ability of our borrowers to repay loans, and the value of the collateral securing such loans, declines.
Our success depends, to a certain extent, upon economic or political conditions, local and national, as well as governmental monetary policies. Conditions such as recession, unemployment, changes in interest rates, inflation, money supply, and other factors beyond our control may adversely affect our asset quality, deposit levels, and loan demand and, therefore, our earnings. Because we have a significant amount of commercial real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, substantially all of our loans are to individuals and businesses in our market area. Consequently, any economic decline in our primary market areas, which include Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota, could have an adverse impact on our earnings.
Changes in U.S. trade policies and other factors beyond our Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.
There continues to be discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future.
On October 1, 2018, the United States, Canada and Mexico agreed to a new trade deal to replace the North American Free Trade Agreement. The USMCA entered into force on July 1, 2020. The full impact of the USMCA on us, our customers and on the economic conditions in our states is currently unknown and, thus, could adversely impact our business, financial condition and results of operations.
22-

We are subject to interest rate risk which, among other things, could affect our earnings and the value of certain of our assets.
Our earnings and cash flows are largely dependent on net interest income. Interest rates are sensitive to many factors that are beyond our control, such as economic conditions, competition and policies of various governmental and regulatory agencies, and, in particular, the policies of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect: (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities, including our securities portfolio; and (iii) the average duration of our interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.
As of September 30, 2020, 46.5% of our loans were advanced to our customers on a variable or adjustable-rate basis and another 6.5% of our loans were advanced to our customers on a fixed-rate basis where we utilized derivative instruments to swap our economic exposure to a variable-rate basis. As a result, an increase in interest rates could result in increased loan defaults, foreclosures and charge-offs and could necessitate further increases to the allowance for loan and lease losses, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, a decrease in interest rates could negatively impact our margins and profitability.
As of September 30, 2020, we had $2.59 billion of noninterest-bearing demand deposits and $8.42 billion of interest-bearing demand deposits. If we need to offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.
Increases in FDIC insurance premiums may adversely affect our earnings.
Our Bank’s deposits are insured by the FDIC up to legal limits and, accordingly, our Bank is subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums our Bank will be required to pay for FDIC insurance. As our Bank has exceeded $10 billion in assets, the method for calculating its FDIC assessments has changed and our Bank’s FDIC assessments have increased as a result. See "Item 1. Business—Supervision and Regulation—Deposit Insurance." In fiscal year 2020, our deposit insurance premium increased $3.2 million, primarily as a result of the impairment of goodwill recognized during the period. If there is an increase in financial institution failures, or a decrease in the performance of our Bank, our Bank may be required to pay higher FDIC insurance premiums, or the FDIC may charge additional special assessments. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.
Credit and Interest Rate Risk
We focus on originating business and agricultural loans which may involve greater risk than residential mortgage lending.
We originate commercial real estate loans, commercial loans, agricultural real estate loans, agricultural loans, consumer loans, and residential real estate loans primarily within our market areas. Commercial real estate, commercial, consumer, and agricultural real estate and operating loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:
•Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating and debt service.
•Commercial Loans. Repayment is dependent upon the successful operation of the borrower’s business.
•Consumer Loans. Consumer Loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment on the loan due to depreciation, damage or loss.
•Agricultural Loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside our control or the borrowers. These factors include weather, input costs, commodity and land prices and interest rates.
23-

As of September 30, 2020, our business lending, which consists of our CRE and commercial non-real estate loans, represented approximately $7.46 billion, or 73.8%, of our loan portfolio. Our CRE loans secured by owner-occupied property and commercial non-real estate loans secured by business assets and guarantees from owners, which together form the core of our business banking focus, totaled approximately $3.59 billion, or 35.5%, of our loan portfolio at September 30, 2020, with undisbursed loan commitments for these loans amounting to an additional $929.6 million. We also had approximately $3.86 billion of other CRE loans (i.e., construction and development loans, multifamily residential real estate loans and CRE loans secured by commercial property that is not owner-occupied) at September 30, 2020, or 38.2% of our loan portfolio.
Within our CRE and commercial non-real estate loan portfolio we have identified the following segments with elevated risk: hotels & resorts with $1.21 billion, or 12.0% of our loan portfolio, restaurants with $156.5 million, or 1.6% of our loan portfolio, arts and entertainment with $130.3 million, or 1.3% of our loan portfolio, senior care with $330.7 million, or 3.3% of our loan portfolio, and skilled nursing with $250.9 million, or 2.5% of our loan portfolio, for a total exposure of $2.07 billion, or 20.7% of our loan portfolio.
At September 30, 2020, our agricultural loans, consisting primarily of agricultural operating loans (e.g., loans to farm and ranch owners and operators) and agricultural real estate loans, were $1.72 billion, representing 17.1% of our total loan portfolio. At September 30, 2020, agricultural operating loans totaled $886.8 million, or 8.8% of our loan portfolio; and agricultural real estate loans totaled $837.5 million, or 8.3%, of our loan portfolio. The primary livestock of our customers to whom we have extended agricultural loans include dairy cows, hogs and feeder cattle, and the primary crops of our customers to whom we have extended agricultural loans include corn, soybeans and, to a lesser extent, wheat and cotton. In addition, we estimate that 7.6% of our commercial non-real estate loans and owner-occupied CRE loans were agriculture-related loans at September 30, 2020.
Our business is significantly dependent on the real estate markets where we operate, as a significant portion of our loan portfolio is secured by real estate.
At September 30, 2020, 68.6% of our aggregate loan portfolio, comprising our CRE loans (representing 52.2% of our aggregate loan portfolio), residential real estate loans (representing 8.1% of our aggregate loan portfolio) and agriculture real estate loans (representing 8.3% of our aggregate loan portfolio), was primarily secured by interests in real estate predominantly located in the states in which we operate. In addition, some of our other lending occasionally involves taking real estate as primary or secondary collateral. Real property values in these states may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes, commercial properties and farmland, in the states in which we operate could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally. Our CRE loans, in particular, totaled approximately $5.27 billion at September 30, 2020, or 52.2% of our loan portfolio, and may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite, monitor and service. Agricultural real estate loans may be affected by similar factors to those that affect agricultural loans generally, including adverse weather conditions, disease and declines in the market prices for agricultural products or farm real estate. In addition, declines in real property values in the states in which we operate could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition or results of operations.
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
24-

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
If our actual loan losses exceed our allowance for loan losses, our net income will decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our loans. Despite our underwriting and monitoring practices, the effect of a declining economy could negatively impact the ability of our borrowers to repay loans in a timely manner and could also negatively impact collateral values. As a result, we may experience significant loan losses that could have a material adverse effect on our operating results. Since we must use assumptions regarding individual loans and the economy, our current allowance for loan losses may not be sufficient to cover actual loan losses. Our assumptions may not anticipate the severity or duration of the current credit cycle; and we may need to significantly increase our provision for losses on loans if one or more of our larger loans or credit relationships becomes delinquent or if we expand our commercial real estate and commercial lending.
Additionally, subsequent to this fiscal year-end we adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) effective October 1, 2020. This standard requires financial institutions to determine periodic estimates of lifetime expected credit losses on financial instruments and other commitments to extend credit. This changes the current method of providing allowances for credit losses that are probable, which requires us to increase our allowance for loan losses, and may greatly increase the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase the provision for loan losses or recognize loan charge-offs. For additional discussion, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—2. New Accounting Standards." Material additions to our allowance through provision expense would materially decrease our net income. There can be no assurance that our monitoring procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses.
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
25-

Failure to comply with mortgage loan servicing standards, guidelines, laws and regulations, including the CARES Act, may result in substantial penalties, additional costs or losses.
As a residential mortgage servicer in the U.S., we have a portfolio of loan servicing rights. A loan servicing right is the right to service a mortgage loan (ie: collect principal, interest and escrow amounts) for a fee. The housing GSE, such as FNMA, the FHLMC and the FHLB, that own the mortgages that we service in our loan servicing rights portfolio have mortgage servicing standards. HUD and state housing finance agencies govern and establish guidelines for the servicing of GSE mortgages. The failure to comply with these standards and guidelines, as well as other applicable federal and state laws and regulations, could result in penalties assessed by HUD, the GSEs and/or our other regulators, or we could be forced to sell all or part of our loan servicing rights portfolio. In addition, we are subject to certain legal and contractual requirements for how we hold, transfer, use or enforce promissory notes, security instruments and other documents for residential mortgage loans that we service. Further, we currently use MERS for our servicing efforts. If documentation requirements were not met, or if the use of MERS or the MERS system is found not valid or effective, we could be obligated to, or choose to, take remedial actions and may be subject to additional costs or losses.
As a result of the CARES Act and associated regulations, customers of a federally backed mortgage loan (VA, FHA, USDA, Freddie and Fannie) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic have the ability to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency which includes granting a forbearance or deferral with no additional fees, penalties or interest, and with no adverse effects on the borrower’s credit. Foreclosures and evictions are prohibited during timeframes set by the GSEs. The Bank established new and updated existing policies, procedures and a change management process to facilitate the new CARES Act requirements, however, due to the extremely short implementation timeframes, and some ambiguity in the regulations, we are exposed to risks relating to noncompliance, and/or risk that errors may occur, subjecting the Bank to further regulatory, litigation, and/or operational risk, which could have a material adverse effect on our business, financial condition or results of operations.
We rely on the mortgage secondary market for some of our liquidity.
We originate and sell a majority of our residential mortgage loans and their servicing rights, including $496.9 million of predominantly fixed rate residential mortgage loans sold during fiscal year 2020. This does not include the loan servicing portfolio acquired from HF Financial, approximately $389.3 million, and portfolio loans consisting of ARMs and other non-conforming loans of approximately $830.1 million, each at September 30, 2020. We rely on FNMA and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA, a change in the criteria for conforming loans. Any reforms to the U.S. residential mortgage finance market, including the role of FNMA, which are not yet known, may limit our ability to sell conforming loans to FNMA. Our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of residential mortgage loans may also impact our ability to continue selling residential mortgage loans in the secondary market, effecting our ability to fund, and thus originate, additional residential mortgage loans, which could have a material adverse effect on our business, financial condition or results of operations.
We are subject to a variety of risks in connection with any sale of loans we may conduct.
If any of our representations and warranties to a purchaser about our mortgage loans and the manner in which they were originated and serviced is incorrect, we may be required to indemnify the purchaser for any related losses, or we may be required to repurchase or provide substitute mortgage loans for part or all of the affected loans. We may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan we have sold. If repurchase or indemnity activity becomes material, it could have a material adverse effect on our liquidity, business, financial condition or results of operations.
We may also, from time to time, engage in selling or participating all or part of certain commercial, agricultural or other types of loans. Such sales entail similar risks to those described above.
26-

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
We participate in various U.S. government agency guarantee programs, including programs operated by the United States Department of Agriculture, Small Business Administration, Farm Service Administration and the United States Department of the Interior. If we fail to follow any applicable regulations, guidelines or policies associated with a particular guarantee program, any loans we originate as part of that program may lose the associated guarantee, exposing us to credit risk we would not otherwise be exposed to or underwritten, or result in our inability to continue originating loans under such programs, either of which could have a material adverse effect on our business, financial condition or results of operations.
Federal and state governments have enacted laws intending to stimulate the economy in light of the business and market disruptions related to COVID-19, including the Small Business Administration Paycheck Protection Program (the “PPP”). Our Bank participated as a lender in both rounds of the PPP, providing $727.3 million in loans to over 4,800 customers. We understand that PPP loans are fully guaranteed by the SBA and believe the majority of these loans will be forgiven. However, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part. Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by our Bank, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if we have already been paid under the guaranty, seek recovery from us of any loss related to the deficiency. Several other large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We and our Bank may be exposed to the risk of litigation, from both customers and non-customers that approached the Bank regarding PPP loans and our PPP process. If any such litigation is filed against the Bank and is not resolved in a manner favorable to the Bank, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.
We depend on the accuracy and completeness of information about clients and counterparties.
In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information, or from those customers or counterparties or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, fraudulent or misleading financial statements, credit reports or other financial information could result in loan and lease losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition or results of operations.
27-

COVID-19 could have negative effects on our hospitality and CRE loans, including loans to hotels, restaurants and health care facilities, which are dependent for repayment on the successful operation and management of the CRE, the strength of the CRE industry broadly and other factors outside of the borrower’s control.
In response to COVID-19, many state and local governments have ordered certain restrictions on non-essential businesses and residents. Certain industries have been particularly hard hit, including the travel and hospitality industry, the restaurant industry and the retail industry. At September 30, 2020, we had outstanding loans to hotels & resorts of $1.21 billion, or 12.0% of total loans, restaurants of $156.5 million, or 1.6% of total loans, arts and entertainment of $130.3 million, or 1.3% of total loans, senior care of $330.7 million, or 3.3% of total loans, and skilled nursing of $250.9 million, or 2.5% of total loans, for a total exposure of $2.07 billion, or 20.7% of total loans. Our CRE loans are dependent on the profitable operation and management of the property securing the loan and its cash flows. The continued spread of COVID-19 could result in further reduction of demand for hotel rooms and related lodging and entertainment services in general, reduction in business and personal travel, reduction in discretionary spending by our borrowers’ customers, increases in employee health related costs for our customers, operational cost increases due to potential labor, food, energy, water, transportation shortages, government forced closures and travel restrictions, or other unanticipated costs related to such force majeure events like COVID-19. These conditions can also lead to a decline in property sales prices and related assets and properties planned for development. Revenues may decline more quickly than borrowers are able to reduce expenses.
If repercussions of the outbreak are prolonged, COVID-19 could have a significant adverse impact, which could be material to our borrowers, by reducing the revenue and cash flows of our borrowers, impacting the borrowers’ ability to repay the loan, increasing the risk of default by our borrowers and/or reducing the foreclosure value of CRE that serves as collateral for certain of our loans. Loans may also be secured by depreciating assets where any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Any of the foregoing could negatively impact our borrowers, and their financial results, which, in turn, could adversely affect our financial condition and results of operations.
Risks Related to an Investment in the Company's Securities
The value of securities in our investment portfolio may decline in the future.
As of September 30, 2020, we owned $1.77 billion of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
Our ability to declare and pay dividends is now subject to additional regulatory restrictions and we may not pay dividends on our common stock in the future.
Holders of our common stock are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. Our ability to pay dividends depends primarily on our receipt of dividends from our Bank, the payment of which is subject to numerous limitations under federal and state banking laws, regulations and policies. See "Item 1. Business—Supervision and Regulation—Dividends." As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. In addition, as a bank holding company our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. Due to negative retained earnings, primarily as a result of $713.0 million of impairment of goodwill and certain intangible assets, net of tax, during the second quarter of fiscal year 2020, the Company and our Bank are now required to notify the FRB and the FDIC and SDDB, respectively, prior to declaring and paying a cash dividend from our Bank to the Company and to our shareholders.
During fiscal year 2020, our Board of Directors reduced our dividend paid in the third fiscal quarter to $0.15 per share, from $0.30 per share paid in the second fiscal quarter, and then further reduced the dividend paid to $0.01 per share in the fourth fiscal quarter primarily as a result of the uncertainties and impacts of COVID-19. Any further changes in the level of our dividends or the suspension of the payment thereof by our Board of Directors could have a material adverse effect on the market price of our common stock.
28-

We may not be able to report our financial results accurately and timely as a publicly listed company if we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting.
Management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have a material adverse effect on our business, results of operations and financial condition and could result in a suspension or delisting of our common stock from the NYSE.
We may need to raise additional capital in the future, and such capital may not be available when needed or at all.
We may need to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, as well as on acceptable terms, if needed, will depend on, among other things, our credit rating, confidence of debt purchasers, conditions in the capital markets at that time, counterparties participating in the capital markets or other disruption in capital markets and our financial condition. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System. Further, if we need to raise capital in the future, we may need to compete for investors when seeking to raise capital. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.
We have been rated as "BBB" with a negative outlook by Kroll Bond Rating Agency (“KBRA”). A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Our creditworthiness is not fixed and should be expected to change over time as a result of our performance and industry conditions. We cannot give any assurances that our credit ratings will remain at current levels, and it is possible that our ratings could be lowered or withdrawn by KBRA. Any actual or threatened downgrade or withdrawal of our credit rating could affect our perception in the marketplace and our ability to raise capital, and could increase our debt financing costs.
Future issues or sales of our capital stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute the ownership interests of our stockholders.
Any capital we obtain may result in the dilution of the interests of existing holders of our common stock. The market price of our common stock could decline as a result of the issues or sales of a large number of shares of our capital stock or from the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.
On June 1, 2020, we filed a shelf registration statement with the SEC registering an indeterminate amount of our common stock, preferred stock, depositary shares and debt securities which we may decide to issue in the future. To the extent that we choose to issue our common stock or our preferred stock, or rights relating to our common stock or preferred stock (through the issuance of depositary shares), such issuances will increase the number of our shares of capital stock outstanding and the holders of these shares will be able to sell them in the public market. The specific terms of any shares of capital stock that may be issued under our shelf registration statement will be determined by us prior to issuance based on current market conditions and will be described in a supplement to the prospectus contained in such registration statement.
We have filed a registration statement with the SEC registering 1,497,222 shares of our common stock for issuance pursuant to awards granted under our equity incentive plans. We have granted awards covering 1,137,092 shares of our common stock under these plans as of September 30, 2020. Subject to stockholder approval, we may increase the number of shares registered for this purpose from time to time. Once we issue these shares, their holders will be able to sell them in the public market.
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
29-

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
We are subject to current and changing regulatory requirements specifying minimum amounts and types of capital that we must maintain, which if we fail, we or our subsidiaries may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.
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
Strategic Risks
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or an adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry generally.
We operate in a highly competitive industry and market area.
In our markets, we face significant competition from other commercial banks, savings banks, credit unions, non-bank financial services companies and other financial institutions, particularly nationwide and regional banks and larger community banking institutions. We also face competition for agricultural loans from participants in the nationwide Farm Credit System and global banks. In addition, FinTech's are emerging in key areas of banking. Our competitors may have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide. Many of our nonfinancial institution competitors have fewer regulatory constraints, broader geographic service areas and, in some cases, lower cost structures. Our profitability depends upon our continued ability to compete in our markets.
30-

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
Our growth strategy includes consideration of potential acquisition opportunities that we believe support our business strategy and may enhance our profitability. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions and there is no assurance that, following any mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve profits comparable to, or better than, our historical experience. Acquisitions also involve numerous risks, including:
•the time, expense and diversion of management attention associated with identifying and evaluating potential acquisition targets and new markets and negotiating potential transactions;
•the accuracy of the estimates and judgments used to evaluate credit, operations, funding, liquidity, liabilities, management and market risks with respect to the target institution;
•the risk that the acquired business will not perform to our expectations, including a failure to realize anticipated synergies or cost savings;
•difficulties, inefficiencies or cost overruns in integrating and assimilating the organizational cultures, operations, technologies, data, services and products of the acquired business with ours;
•the potential loss of key employees or customers;
•our ability to finance an acquisition and possible dilution to our existing shareholders; and
•the potential for liabilities and claims arising out of the acquired businesses or closing delays and increased expenses related to the resolution of lawsuits filed by shareholders of targets.
Failed bank acquisitions involve risks similar to acquiring operating banks even though the FDIC might provide assistance to mitigate certain risks, such as sharing in exposure to loan and lease losses and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions are typically conducted by the FDIC in a manner that does not allow the time typically taken for a due diligence review or for preparing the integration of an acquired institution, we may face additional risks in transactions with the FDIC. These risks include, among other things, accuracy or completeness of due diligence materials, the loss of core deposits and strain on management resources related to collection and management of problem loans. There can be no assurance that we will be successful in overcoming these risks encountered in connection with such acquisitions, nor that any FDIC-assisted opportunities will be available to us in our markets. Our inability to overcome these risks could have a material adverse effect on our business, financial condition or results of operations.
We must generally receive federal regulatory approval before we can acquire a bank or bank holding company. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We may be required to sell banks or branches as a condition to receiving regulatory approval. Bank regulators consider a number of factors when determining whether to approve a proposed transaction, including the effect of the transaction on financial stability and the ratings and compliance history of all institutions involved, including the CRA, examination results and anti-money-laundering and BSA compliance records of all institutions involved. Failure to comply with such requirements could also have serious legal and reputational consequences, including causing delay in approval or denial of such transactions when regulatory approval is required, or to prohibit such transactions even if approval is not required.
31-

Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.
Damage to our reputation could undermine the confidence of our current and potential customers. Such damage could also impair the confidence of our counterparties and vendors and affect our ability to effect transactions. Maintenance of our reputation depends on customer service and mitigation of the various risks described herein, as well as on identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, privacy, employee, customer and other third party fraud, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements, successfully preventing third parties from infringing on the "Great Western Bank" brand and associated trademarks and our other intellectual property and avoiding adverse publicity or negative information regarding our Company, whether or not true, that may be posted on social media, non-mainstream news services or other parts of the internet. Defense of our reputation, trademarks and other intellectual property, could result in material adverse effect on our business, financial condition or results of operations.
Changes in our accounting policies or in accounting standards could materially affect how we report our financial condition or results of operations.
From time to time, the FASB, SEC and other regulators change the financial accounting and reporting standards that govern the preparation of our financial statements, potentially requiring us to modify certain of the assumptions or estimates we have previously used in preparing our financial statements, negatively impacting how we record and report our results of operations and financial condition generally. For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Impact of Accounting Estimates."
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
Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include, but are not limited to, the allowance for loan and lease losses, valuation of assets acquired and liabilities assumed in business combinations, goodwill impairment, investment impairments, core deposits and other intangibles, derivatives and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan and lease losses or sustain loan and lease losses that are significantly higher than the reserve provided; recognize significant impairment on goodwill and other intangible asset balances; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. For a discussion of our critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Impact of Accounting Estimates."
We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.
Within the financial services industry, loss of public confidence, including through default by any one institution, could lead to liquidity challenges or to defaults by other institutions as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions.
32-

Operational Risk
Operational risks are inherent in our business, including existing and new lines of business, products and services; and internal controls, processes and procedures that may fail or be circumvented.
Our operations depend on our ability to process a very large number of transactions efficiently and accurately while complying with applicable laws and regulations, and to establish and maintain products and services that operationally function accurately and correctly. Although we have implemented risk controls and loss mitigation actions, policies, procedures, corporate governance and substantial resources devoted to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and training staff, the foregoing can only provide reasonable (not absolute) assurances that the objectives of the system are met. Any failure, circumvention or weakness in these systems or controls, or any actual or alleged violations of laws or regulations, could result in increased regulatory scrutiny, enforcement actions, reputational impact or legal proceedings and could have an adverse impact on our business, financial condition or results of operations. Such failure, circumventions or weakness could necessitate changes to our controls, processes and procedures, which may increase our compliance costs, divert management attention from our business. Any of these could have a material adverse effect on our business, financial condition or results of operations.
Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations.
We depend to a significant extent on relationships with third party service providers. Specifically, we utilize third party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. These types of third party relationships are subject to increasingly demanding regulatory requirements where we must maintain and continue to enhance our due diligence and ongoing monitoring and control over our third party vendors. We may be required to renegotiate our agreements to meet these enhanced requirements, which could increase our costs. If our service providers experience difficulties or terminate their services and we are unable to replace them, our operations could be interrupted. It may be difficult for us to timely replace some of our service providers, which may be at a higher cost due to the unique services they provide. A third party provider may fail to provide the services we require, or meet contractual requirements, comply with applicable laws and regulations, or suffer a cyber attack or other security breach. We expect that our regulators will hold us responsible for deficiencies of our third party relationships which could result in enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, or customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.
We are subject to risks related to employee management, conduct and compensation.
Our success depends, in large part, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees that may be difficult to replace. We cannot predict whether significant resignations will occur. Our ability to effectively compete for senior executives and other qualified personnel with appropriate skills and knowledge to support our business may require us to offer compensation, including incentive based compensation, and benefits which could reduce our earnings. In addition, such arrangements may be restricted by applicable banking laws and regulations such as the compensation-related provisions of the Dodd-Frank Act, and other laws now and in the future, which prohibit incentive-based payment arrangements that encourage inappropriate risk taking. Deficiencies identified could lead to diminished supervisory ratings, enforcement actions and legal and reputational risk. For more information see "Item 1. Business—Supervision and Regulation—Incentive Compensation."
Due to competition and other factors, we may have difficulty recruiting qualified personnel, including uniquely qualified banking personnel to provide relationship based commercial and agribusiness banking services, to ensure the continued growth and successful operation of our business. We may also fail to detect and prevent fraudulent, illegal or wrongful activities by our employees. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.
We rely extensively on models in managing many aspects of our business, and these models may be inaccurate or misinterpreted.
We rely extensively on models in managing many aspects of our business, including liquidity and capital planning, customer selection, credit and other risk management, pricing, reserving and collections management. The models may prove in practice to be less predictive than we expect. The errors or inaccuracies in our models may be material, and could lead us to make wrong or sub-optimal decisions in managing our business, and this could have a material adverse effect on our business, financial condition or results of operations. See "—Our business depends on our ability to successfully manage credit risk" for more information on models utilized in credit activities.
33-

Risks Related to Legal, Reputational and Compliance Matters
Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.
Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. In the normal course of business, we are periodically involved in claims and related litigation from our customers, employees or other parties. These claims and legal actions, whether meritorious or not, as well as reviews, investigations and proceedings by governmental and self-regulatory agencies could involve large monetary claims and significant legal expense and may negatively impact our reputation in the marketplace and lessen customer demand. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could materially and adversely affect our business, financial condition or results of operations.
The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our business, financial condition or results of operations.
The banking industry is extensively regulated and supervised under federal and state laws and regulations, and payment card industry operating regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our Bank is subject to regulation and supervision by the FDIC, the SD Division of Banking and the CFPB. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves our Bank must hold against deposits it takes, the types of deposits our Bank may accept and the rates it may pay on such deposits, maintenance of adequate capital and liquidity, changes in the control of us and our Bank, restrictions on dividends and establishment of new offices by our Bank. We must obtain approval from our regulators before engaging in certain activities, and there can be no assurance that any regulatory approvals we may require will be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with payment card operating regulations could result in termination of our license to use the payment card networks. Failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.
Federal and state banking laws and regulations continue to undergo substantial change. Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities which may result in increased costs of doing business, decreased revenues and net income, reductions in our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes could affect us in substantial and unpredictable ways, impact the regulatory structure under which we operate, significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, limit our ability to pursue business opportunities in an efficient manner, or other ways that could have a material adverse effect on our business, financial condition or results of operations.
We are subject to heightened regulatory requirements as our total assets exceed $10 billion.
The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements, more restrictive interchange revenue and a more frequent and enhanced regulatory examination regime. In addition, banks, including ours, with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations, with the FDIC maintaining supervision over some consumer related regulations. As a relatively new agency with evolving regulations and practices, there is some uncertainty as to how the CFPB’s examination and regulatory authority might impact our business. Compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations.
34-

We are subject to the CRA, fair lending, consumer compliance, and other laws and regulations, and our failure to comply with these laws and regulations could lead to material penalties.
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
Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorney's fees. Federal bank regulators, state attorney generals and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, enforcement actions, customer rescission rights and civil money penalties in the jurisdictions in which we operate. Failure to comply with consumer protection requirements may also result in delays or restrictions on mergers and acquisitions and expansionary activities we may wish to pursue.
Failure to comply with the USA PATRIOT ACT, OFAC, the BSA and related FinCEN and FFIEC Guidelines and regulations could result in material implications.
Regulatory authorities routinely examine financial institutions for compliance with the USA PATRIOT ACT, OFAC, the BSA and related FinCEN and FFIEC Guidelines. Certain of our products we offer may expose us to enhanced risk in the event of noncompliance, including and not limited to providing our treasury management services to certain money transmitters and money services businesses. Failure to maintain and implement adequate programs as required by these obligations to combat terrorist financing, elder abuse, human trafficking, anti-money laundering and other suspicious activity and to fully comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for us, causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and significant civil money penalties against institutions found to be violating these regulations.
Risks Related to Privacy and Technology
Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
We are subject to various privacy, information security and data protection laws, such as the Gramm-Leach-Bliley Act which, among other things requires privacy disclosures, and maintenance of a robust security program that are increasingly subject to change which could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. New or changes to existing laws increase our costs of compliance and business operations and could reduce income from certain business initiatives, including increased privacy-related enforcement activity, higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our regulators also hold us responsible for privacy and data protection obligations performed by our third party service providers while providing services to us. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.
Interruptions, cyber-attacks or other security breaches could have a material adverse effect on our business.
In the normal course of business, we directly or through third parties collect, store, share, process and retain sensitive and confidential information regarding our customers. We devote significant resources and management focus to ensuring the integrity of our systems, against damage from fires, other natural disasters; power or telecommunications failures; acts of terrorism or wars or other catastrophic events; breaches, physical break-ins or errors resulting in interruptions and unauthorized disclosure of confidential information, through information security and business continuity programs. Notwithstanding, our facilities and systems, and those of third party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, force majeure events, or other similar events.
35-

Increased use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and operations, coupled with the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others increases our security risks. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers continue to engage in attacks against large financial institutions. These attacks include denial of service attacks designed to disrupt external customer facing services, and ransomware attacks designed to deny organizations access to key internal resources or systems. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets, failures or disruptions in our communications, information and technology systems, or our failure to adequately address them, could negatively affect our customer relationship management, general ledger, deposit, loan or other systems. The occurrence of any failures or interruptions of our communications, information and technology systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition or results of operations. We could be required to provide notices of security breaches. Such failures could result in a loss of confidence in the security of our systems, our payment cards, products and services, and negative effects on our brand which could have a material adverse effect on our business, financial condition or results of operations.
We continually encounter technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services which increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers and service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Such failure could have a material adverse effect on our business, financial condition or results of operations.
General Risk Factors
Severe weather, natural disasters, acts of war or terrorism or other external events could significantly impact our business.
Severe weather, natural disasters, widespread disease or new pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. Because of the concentration of agricultural loans in our lending portfolio and the volume of our borrowers in regions dependent on agriculture, we could be disproportionately affected relative to others in the case of external events such as floods, droughts and hail affecting the agricultural conditions in the markets we serve. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.
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
36-

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located at 225 S. Main Ave, Sioux Falls, South Dakota 57104, and in Sioux Falls we have two leased facilities for our data center and operations center. In addition to our corporate headquarters, we operate from 175 branch offices located in 130 communities in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. We lease 49 of our branch offices, all on market terms, and we own the remainder of our offices, including our corporate headquarters. All of our banking offices are in free-standing, permanent facilities. We generally believe our existing and contracted-for facilities are adequate to meet our requirements.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol "GWB." As of November 12, 2020, we had 9,052 holders of record. Information regarding the trading price and dividends paid on our common stock for each quarterly period within the two most recent fiscal years is set forth in the table below.

	High	Low	Dividends Paid
Fiscal Year 2020:
First Quarter	$36.65	$31.74	$0.30
Second Quarter	34.97	16.87	0.30
Third Quarter	20.92	10.86	0.15
Fourth Quarter	15.74	11.67	0.01
Fiscal Year 2019:
First Quarter	$42.86	$29.52	$0.25
Second Quarter	38.78	30.48	0.25
Third Quarter	36.21	30.74	0.30
Fourth Quarter	36.44	28.06	0.30
Dividends
We intend to pay quarterly cash dividends on our common stock, subject to approval by our Board of Directors. Although we expect to pay dividends according to our dividend policy, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our Board of Directors. In determining the amount of any future dividends, our Board of Directors will take into account: (i) our financial results; (ii) our available cash, as well as anticipated cash requirements (including debt servicing); (iii) our capital requirements and the capital requirements of our subsidiaries (including our Bank); (iv) contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our stockholders or by our Bank to us; (v) general economic and business conditions; and (vi) any other factors that our Board of Directors may deem relevant. Therefore, there can be no assurance that we will pay any dividends to holders of our stock, or as to the amount of any such dividends. See "Item 1A. Risk Factors—Risks Related to an Investment in the Company's Securities—Our ability to declare and pay dividends is now subject to additional regulatory restrictions and we may not pay dividends on our common stock in the future."
37-

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
Because we are a holding company and do not engage directly in other business activities of a material nature, our ability to pay dividends on our stock depends primarily upon our receipt of dividends from our Bank, the payment of which is subject to numerous limitations under federal and state banking laws, regulations and policies. In general, dividends by our Bank may only be declared from its net profits and may be declared no more than once per calendar quarter. The approval of the South Dakota Director of Banking is required if our Bank seeks to pay aggregate dividends during any calendar year that would exceed the sum of its net profits from the year to date and retained net profits from the preceding two years, minus any required transfers to surplus. Moreover, under the FDIA an insured depository institution may not pay any dividends if the institution is undercapitalized or if the payment of the dividend would cause the institution to become undercapitalized. In addition, the federal bank regulatory agencies have issued policy statements providing that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings. See "Item 1. Business—Supervision and Regulation—Dividends" for more information on federal and state banking laws, regulations and policies limiting our and our Bank’s ability to declare and pay dividends. The current and future dividend policy of our Bank is also subject to the discretion of its Board of Directors. Our Bank is not obligated to pay dividends to us. For additional information, see "Item 1A. Risk Factors—Risks Related to an Investment in the Company's Securities—Our ability to declare and pay dividends is now subject to additional regulatory restrictions and we may not pay dividends on our common stock in the future."
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of September 30, 2020 about our common stock that may be issued under our equity compensation plans, which consist of the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan and the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan. On February 22, 2018, our stockholders approved an amendment to each of our equity compensation plans increasing the number of authorized shares available for future grants.

	Number of securities to be issued upon exercise of outstanding restricted and performance based stock compensation (a)	Weighted average exercise price of outstanding restricted and performance based stock compensation (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders ¹	423,673	$33.09	360,130
Equity compensation plans not approved by security holders	—	—	—
Total	423,673	$33.09	360,130

[1] Each of our equity compensation plans were approved by the our Board of Directors on October 8, 2014 and subsequently approved by National Americas Holdings LLC, our sole stockholder at that time, on October 10, 2014.

Purchases of Equity Securities
On September 1, 2019, our Board of Directors approved an amendment to our stock repurchase program originally approved on October 26, 2016, wherein we were authorized to repurchase up to $100.0 million of our common stock ("Repurchase Program"). Pursuant to the amendment, we may repurchase up to an additional $75.0 million of our common stock. The Repurchase Program permits shares to be repurchased in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Repurchases may be made at management’s discretion at prices management considers to be attractive, subject to the availability of stock, general market conditions, the applicable trading price, future alternative advantageous uses for capital, and our financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the SEC and other applicable legal requirements. At September 30, 2020, we had $35.1 million available for future purchases of our common stock under the amended Repurchase Program.
38-

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
We did not repurchase any of our common stock during the fourth quarter of fiscal year 2020.
Total Shareholder Return Performance Graph
The following graph compares the cumulative total stockholder return on our common stock, from October 14, 2014, the date a trading market was established for our common stock, to the cumulative total returns for the Standard & Poor's ("S&P") 500 Index, Russell 2000 Index and Keefe, Bruyette & Woods ("KBW") Regional Bank Index. We have determined to compare our performance to the KBW Regional Bank Index for purpose of the graph as it includes most of the peer banks we typically use for comparison purposes. The graph assumes that $100 was invested on October 14, 2014 in our common stock and the above indexes. The cumulative total return on each investment is as of September 30, 2020 and assumes reinvestment of dividends.

Total Return Comparison of GWB Stock and Indexes Since GWB Stock Inception on 10/14/14
GWB Total Return
S&P500 Total Return
Russell2000 Total Return
KBW Regional Bank Index Total Return
GWB Stock Inception 10/14/14
300.00
275.00
250.00
225.00
200.00
175.00
150.00
125.00
100.00
75.00
50.00
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020

As of September 30, 2020
Great Western Bancorp Inc.	$79.55
S&P 500	$202.06
Russell 2000	$154.20
KBW Regional Bank Index	$104.77

39-

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

	At and for Fiscal Years Ended September 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands except share and per share amounts)
Income Statement Data:
Interest income	$493,572	$542,917	$481,837	$434,515	$388,982
Interest expense	74,147	122,209	74,000	45,320	33,524
Net interest income	419,425	420,708	407,837	389,195	355,458
Provision for loan and lease losses	118,392	40,947	17,986	21,539	16,955
Net interest income, after provision for loan and lease losses	301,033	379,761	389,851	367,656	338,503
Noninterest income	17	60,732	73,609	63,214	49,253
Noninterest expense	1,007,368	224,898	231,425	216,643	207,640
Income before income taxes	(706,318)	215,595	232,035	214,227	180,116
Provision for income taxes	(25,510)	48,230	74,119	69,441	58,863
Net income	$(680,808)	$167,365	$157,916	$144,786	$121,253
Other Financial Info / Performance Ratios:
Net interest margin	3.59%	3.74%	3.89%	3.90%	3.89%
Adjusted net interest margin ¹	3.51%	3.74%	3.84%	3.76%	3.66%
Return on average total assets	(5.32)%	1.33%	1.34%	1.27%	1.16%
Return on average common equity	(44.2)%	9.1%	8.8%	8.5%	7.9%
Return on average tangible common equity ¹	2.9%	15.3%	15.3%	15.4%	15.1%
Efficiency ratio ¹	61.9%	45.8%	47.1%	46.5%	49.6%
Dividends per common share	$0.76	$1.10	$0.90	$0.74	$0.56
Dividend payout ratio	(6.2)%	37.6%	33.7%	30.2%	26.1%
Earnings per common share - diluted	$(12.24)	$2.92	$2.67	$2.45	$2.14
Adjusted earnings per common share - diluted ¹	$1.60	$2.92	$2.90	$2.46	$2.31
Balance Sheet Data:
Loans ²	$10,076,142	$9,706,763	$9,415,924	$8,968,553	$8,682,644
Allowance for loan and lease losses	149,887	70,774	64,540	63,503	64,642
Investment securities	1,774,626	1,783,208	1,385,650	1,367,960	1,315,860
Goodwill	—	739,023	739,023	739,023	739,023
Total assets	12,604,439	12,788,301	12,116,808	11,690,011	11,531,180
Total deposits	11,008,779	10,300,339	9,733,499	8,977,613	8,604,790
Total liabilities	11,441,506	10,888,052	10,276,257	9,935,011	9,867,789
Total stockholders’ equity	1,162,933	1,900,249	1,840,551	1,755,000	1,663,391
Asset Quality Ratios:
Nonaccrual loans / total loans	3.22%	1.10%	1.52%	1.54%	1.46%
Allowance for loan and lease losses / total loans	1.49%	0.73%	0.69%	0.71%	0.74%
Net charge-offs / average total loans	0.40%	0.36%	0.18%	0.26%	0.12%
Capital Ratios:
Tier 1 capital ratio	11.8%	11.7%	12.0%	11.4%	11.1%
Total capital ratio	13.3%	12.7%	13.0%	12.5%	12.2%
Tier 1 leverage ratio	9.4%	10.1%	10.7%	10.3%	9.5%
Common equity tier 1 ratio	11.0%	11.0%	11.3%	10.7%	10.2%
Tangible common equity to tangible assets ¹	9.2%	9.6%	9.6%	9.2%	8.5%
Book value per share - GAAP	$21.14	$33.76	$31.24	$29.83	$28.34
Tangible book value per share ¹	$21.03	$20.52	$18.57	$17.11	$15.55

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

[2] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and net loans in process.
40-

Non-GAAP Financial Measures Reconciliations
For more information on these financial measures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures."

	At and for Fiscal Years Ended September 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net (loss) income - GAAP	$(680,808)	$167,365	$157,916	$144,786	$121,253
Add: Acquisition expenses, net of tax	—	—	—	440	9,729
Add: COVID-19 related impairment of goodwill and certain intangible assets, net of tax	713,013	—	—	—	—
Add: COVID-19 impact on credit and other related charges, net of tax ¹	56,685	—	—	—	—
Add: Deferred taxes revaluation due to Tax Reform Act	—	—	13,586	—	—
Adjusted net income	$88,890	$167,365	$171,502	$145,226	$130,982

Weighted average diluted common shares outstanding	55,612,251	57,257,061	59,131,650	59,029,382	56,729,350
Earnings per common share - diluted	$(12.24)	$2.92	$2.67	$2.45	$2.14
Adjusted earnings per common share - diluted	$1.60	$2.92	$2.90	$2.46	$2.31

1 COVID-19 impact on credit and other related charges, net of tax, were incurred in the second quarter of fiscal year 2020. Subsequent to the second quarter of fiscal year 2020, we ceased separating credit-related charges between those related or unrelated to the COVID-19 pandemic as it became more difficult to attribute losses cause or not caused by the pandemic as it continues.

Tangible net income and return on average tangible common equity:
Net (loss) income - GAAP	$(680,808)	$167,365	$157,916	$144,786	$121,253
Add: Amortization of intangible assets and COVID-19 related impairment of goodwill and certain intangible assets, net of tax	714,339	1,337	1,460	2,044	2,384
Tangible net income	$33,531	$168,702	$159,376	$146,830	$123,637

Average common equity	$1,541,314	$1,847,477	1,788,153	1,702,225	1,541,844
Less: Average goodwill and other intangible assets	375,549	745,920	747,513	749,393	721,726
Average tangible common equity	$1,165,765	$1,101,557	$1,040,640	$952,832	$820,118

Return on average common equity *	(44.2)%	9.1%	8.8%	8.5%	7.9%
Return on average tangible common equity **	2.9%	15.3%	15.3%	15.4%	15.1%

* Calculated as net income - GAAP divided by average common equity.
** Calculated as tangible net income divided by average tangible common equity.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$419,425	$420,708	$407,837	$389,195	$355,458
Add: Tax equivalent adjustment	6,146	5,843	6,597	8,599	7,534
Net interest income (FTE)	425,571	426,551	414,434	397,794	362,992
Add: Current realized derivative gain (loss)	(8,721)	619	(5,365)	(14,395)	(20,727)
Adjusted net interest income (FTE)	$416,850	$427,170	$409,069	$383,399	$342,265

Average interest-earning assets	$11,868,666	$11,414,926	$10,647,357	$10,209,741	$9,339,858
Net interest margin (FTE) *	3.59%	3.74%	3.89%	3.90%	3.89%
Adjusted net interest margin (FTE) **	3.51%	3.74%	3.84%	3.76%	3.66%

* Calculated as net interest income (FTE) divided by average interest earning assets.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets.

Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non-ASC 310-30 loans:
Interest income - GAAP	$443,709	$490,910	$439,789	$396,481	$356,271
Add: Tax equivalent adjustment	6,146	5,843	6,597	8,599	7,534
Interest income (FTE)	449,855	496,753	446,386	405,080	363,805
Add: Current realized derivative gain (loss)	(8,721)	619	(5,365)	(14,395)	(20,727)
Adjusted interest income (FTE)	$441,134	$497,372	$441,021	$390,685	$343,078

Average non-ASC 310-30 loans	$9,750,677	$9,610,956	$9,106,519	$8,581,615	$7,736,454
Yield (FTE) *	4.61%	5.17%	4.90%	4.72%	4.70%
Adjusted yield (FTE) **	4.52%	5.18%	4.84%	4.55%	4.43%

* Calculated as interest income (FTE) divided by average loans.
** Calculated as adjusted interest income (FTE) divided by average loans.

41-

	At and for Fiscal Years Ended September 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands except share and per share amounts)
Efficiency ratio:
Total revenue - GAAP	$419,442	$481,440	$481,446	$452,409	$404,711
Add: Tax equivalent adjustment	6,146	5,843	6,597	8,599	7,534
Total revenue (FTE)	$425,588	$487,283	$488,043	$461,008	$412,245

Noninterest expense	$1,007,368	$224,898	$231,425	$216,643	$207,640
Less: Amortization of intangible assets and COVID-19 related impairment of goodwill and certain intangible assets	743,745	1,538	1,662	2,358	3,264
Tangible noninterest expense	$263,623	$223,360	$229,763	$214,285	$204,376

Efficiency ratio *	61.9%	45.8%	47.1%	46.5%	49.6%

* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,162,933	$1,900,249	$1,840,551	$1,755,000	$1,663,391
Less: Goodwill and other intangible assets	6,164	745,197	746,735	748,397	750,755
Tangible common equity	$1,156,769	$1,155,052	$1,093,816	$1,006,603	$912,636

Total assets	$12,604,439	$12,788,301	$12,116,808	$11,690,011	$11,531,180
Less: Goodwill and other intangible assets	6,164	745,197	746,735	748,397	750,755
Tangible assets	$12,598,275	$12,043,104	$11,370,073	$10,941,614	$10,780,425

Tangible common equity to tangible assets	9.2%	9.6%	9.6%	9.2%	8.5%

Tangible book value per share:
Total stockholders' equity	$1,162,933	$1,900,249	$1,840,551	$1,755,000	$1,663,391
Less: Goodwill and other intangible assets	6,164	745,197	746,735	748,397	750,755
Tangible common equity	$1,156,769	$1,155,052	$1,093,816	$1,006,603	$912,636

Common shares outstanding	55,014,189	56,283,659	58,917,147	58,834,066	58,693,304
Book value per share - GAAP	$21.14	$33.76	$31.24	$29.83	$28.34
Tangible book value per share	$21.03	$20.52	$18.57	$17.11	$15.55
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

	For Quarters Ended:
	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018
	(Dollars in thousands except share and per share amounts)
Operating Data:
Interest income	$116,921	$119,871	$125,243	$131,537	$138,770	$138,199	$133,886	$132,061
Interest expense	10,903	13,620	23,260	26,364	32,061	32,570	30,411	27,167
Provision for loan and lease losses	16,853	21,641	71,795	8,103	1,982	26,077	7,673	5,215
Noninterest income	(3,950)	(11,683)	(83)	15,733	15,023	10,766	18,223	16,720
Noninterest expense	74,936	67,049	808,453	56,930	55,212	56,000	56,580	57,106
Net income	11,136	5,400	(740,618)	43,274	50,285	26,783	44,511	45,786
Net interest income	106,018	106,251	101,983	105,173	106,709	105,629	103,475	104,894
Adjusted net interest income (FTE) ¹	103,985	104,812	102,247	105,806	108,069	107,374	105,322	106,405
Net interest margin (FTE) ¹	3.51%	3.57%	3.59%	3.68%	3.70%	3.70%	3.75%	3.81%
Adjusted net interest margin (FTE) ¹	3.40%	3.47%	3.55%	3.65%	3.69%	3.71%	3.76%	3.81%
Earnings per common share - diluted	$0.20	$0.10	($13.25)	$0.77	$0.89	$0.47	$0.78	$0.79
Adjusted earnings per common share - diluted ¹	$0.20	$0.10	$0.52	$0.77	$0.89	$0.47	$0.78	$0.79

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

42-

Non-GAAP Quarterly Financial Measures Reconciliations
For more information on these financial measures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures."

	For Quarters Ended:
	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net (loss) income - GAAP	$11,136	$5,400	$(740,618)	$43,274	$50,285	$26,783	$44,511	$45,786
Add: COVID-19 related impairment of goodwill and certain intangible assets, net of tax	—	—	713,013	—	—	—	—	—
Add: COVID-19 impact on credit and other related charges, net of tax	—	—	56,685	—	—	—	—	—
Adjusted net income	$11,136	$5,400	$29,080	$43,274	$50,285	$26,783	$44,511	$45,786

Weighted average diluted common shares outstanding	55,164,548	55,145,619	55,906,002	56,457,967	56,804,172	57,110,103	57,074,674	58,039,292
Earnings per common share - diluted	$0.20	$0.10	$(13.25)	$0.77	$0.89	$0.47	$0.78	$0.79
Adjusted earnings per common share - diluted	$0.20	$0.10	$0.52	$0.77	$0.89	$0.47	$0.78	$0.79

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$106,018	$106,251	$101,983	$105,173	$106,709	$105,629	$103,475	$104,894
Add: Tax equivalent adjustment	1,508	1,601	1,514	1,523	1,487	1,424	1,442	1,490
Net interest income (FTE)	107,526	107,852	103,497	106,696	108,196	107,053	104,917	106,384
Add: Current realized derivative gain (loss)	(3,541)	(3,040)	(1,250)	(890)	(127)	321	405	21
Adjusted net interest income (FTE)	$103,985	$104,812	$102,247	$105,806	$108,069	$107,374	$105,322	$106,405

Average interest-earning assets	$12,184,093	$12,156,505	$11,590,453	$11,543,610	$11,609,823	$11,617,521	$11,345,559	$11,086,800
Net interest margin (FTE) *	3.51%	3.57%	3.59%	3.68%	3.70%	3.70%	3.75%	3.81%
Adjusted net interest margin (FTE) **	3.40%	3.47%	3.55%	3.65%	3.69%	3.71%	3.76%	3.81%

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
Key Factors Affecting Our Business and Financial Performance
We believe that stable long-term growth and profitability are the result of building strong customer relationships while maintaining disciplined underwriting standards and continuing to focus on our operational efficiency. We plan to focus on originating high-quality loans and growing our deposit base through our relationship-based business banking approach. We believe that continuing to focus on our core strengths will enable us to gain market share and increase profitability. For more information on the key components of our strategy for continued success and future growth, see "Part I, Item 1. Business—Our Business Strategy."
43-

We face a variety of risks that may impact various aspects of our risk profile from time to time. The extent of such impacts may vary depending on factors including the continuing effects of the COVID-19 pandemic on our financial condition and results of operations, as well as the current economic, political and regulatory environment, merger and acquisition activity and operational challenges. For more information on these risks and our risk management strategies, see "Cautionary Note Regarding Forward-Looking Statements, "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors."
Overview
We are a full-service regional bank holding company focused on relationship-based business banking. Our Bank was established more than 80 years ago and we have achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. We serve our customers through 175 branches in attractive markets in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. We provide financial results based on a fiscal year ending September 30 as a single reportable segment.
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
Impact and Response to COVID-19 Pandemic
Many of the states in which we operate have placed significant restrictions on businesses and individuals as a result of the COVID-19 pandemic. As a financial institution, we are considered an essential business and therefore continue to operate on a modified basis where applicable to comply with governmental restrictions and public health authority guidelines.
Through this time of disruption we remain committed to keeping our employees safe and our bank running effectively to serve our customers. We have reopened all of our branches and are continuing shut down protocols according to CDC guidelines when we become aware of a possible close contact scenario, and a majority of our employees who can work outside of our offices are doing so. Social distancing, restrictions on in-person meetings and conferences, company travel restrictions and increased sanitary protocols all remain in place and are all intended to offer the best protection for our employees and customers and enhance our ability to provide our banking services. We are supporting our employees with paid time off, work from home flexibility and time for volunteering. Finally, we supported the Paycheck Protection Program, having provided $727.3 million in loans to over 4,800 customers, improved engagement with customers in impacted segments, and remained committed to working with customers for solutions as we transition through loan deferral expirations and new requests.
Financial results for fiscal year 2020 include several items linked to the impact of the COVID-19 pandemic. Most significantly, during the second quarter of fiscal year 2020 we recognized an impairment of $742.4 million recorded in noninterest expense, $622.4 million of which stemmed from goodwill related to the acquisition of our Bank in 2008 by NAB, $118.2 million from goodwill related to subsequent acquisitions and $1.8 million from certain intangible assets, all of which were considered impaired given the market and valuation disruption during the period. The expense was offset in part by a related benefit from income taxes of $29.3 million.
In addition, the COVID-19 impacts for fiscal year 2020 include $73.8 million in several credit and other related charges for loan and other real estate reserves, including a $59.7 million charge for general allowance increases in provision expense under the incurred loss model, $7.1 million and $3.3 million of charges for fair value adjustments for fair value loans and derivatives in noninterest income, respectively, a $3.3 million write down on an OREO hotel property negatively impacted by COVID-19 pandemic travel restrictions, and $0.4 million of charges for the reserve on unfunded commitments in noninterest expenses. All of these pretax expenses are offset in part by a related benefit from income taxes of $17.2 million. See "—Non-GAAP Financial Measures" section in this document for further discussion of the above items. Our management believes additional increases in credit and other related charges are likely to occur if the effects of the COVID-19 restrictions continue to negatively impact the loan portfolio.
44-

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
•We anticipate an increase in risk of delinquencies, defaults and foreclosures, as well as declining collateral values and further impairment of the ability of our borrowers to repay their loans, all of which may result in increased additional credit-related charges and other losses in our loan portfolio;
•The COVID-19 pandemic restrictions have created significant volatility and disruption in the financial markets, which may require us to recognize an elevated level of other than temporary impairments on investment securities in our portfolio as the fair value of these securities is negatively impacted by the economic slowdown; and
•In meeting our objective to maintain our capital levels and liquidity position through the COVID-19 pandemic, our Board of Directors has already reduced the rate of dividends paid during fiscal year 2020 and could determine to forego payment of future dividends altogether in order to maintain and/or strengthen our capital and liquidity position.
Highlights for the Fiscal Year Ended September 30, 2020
Net loss was $680.8 million, or $12.24 per diluted share, for fiscal year 2020, while adjusted net income, which excludes the COVID-19 pandemic impact on goodwill, certain intangible assets and credit and other related charges, was $88.9 million, or $1.60 per diluted share, compared to net income and adjusted net income of $167.4 million, or $2.92 per diluted share for fiscal year 2019. The decline in adjusted net income was due to an increase in provision for loan and lease losses combined with a decrease in noninterest income, partially offset by a decrease in noninterest expense, excluding the impairment of goodwill and certain intangible assets, and a decrease in income tax expense. Our efficiency ratio, which measures our ability to manage noninterest expenses, was 61.9% for fiscal year 2020, compared to 45.8% for fiscal year 2019. The increase in our efficiency ratio was due to a decrease in noninterest income, primarily due to a net decrease in loans at fair value and related derivatives expense combined with an increase in noninterest expense. For more information on our adjusted net income and efficiency ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest-bearing liabilities, was 3.59%, 3.74% and 3.89% for fiscal years 2020, 2019 and 2018, respectively. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.51%, 3.74% and 3.84% for the same periods, respectively. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin were 15 and 23 basis points lower, respectively, compared to fiscal year 2019. Net interest margin decreased between the two periods primarily due to the cost of deposits and borrowings, which decreased 49 and 58 basis points, respectively, while loan yields decreased 57 basis points and investment yields decreased 30 basis points. A $9.3 million increase in the cost of interest rate swaps between the periods is the primary driver of the more pronounced decrease in adjusted net interest margin compared to net interest margin. For more information on our adjusted net interest margin, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
Total loans were $10.08 billion as of September 30, 2020, compared to $9.71 billion as of September 30, 2019. The growth was primarily in the commercial non-real estate segment, which grew by $461.7 million, or 26.8%, and the CRE segment, which grew by $182.5 million, or 3.6%, partially offset by a decrease in the agriculture segment of $284.3 million, or 14.2%. The commercial non-real estate segment growth included $703.4 million of PPP loans, partially offset by paydowns during the period. The CRE segment growth was primarily focused in multifamily residential real estate loans. The agriculture segment decrease was due to the deleveraging of problem loans in workout, partially offset by $23.9 million of new PPP loans during the period.
Deposits as of September 30, 2020 were $11.01 billion, an increase of $708.4 million, or 6.9%, from $10.30 billion as of September 30, 2019. Noninterest-bearing deposits were $2.59 billion, a 32.2% increase for the fiscal year and interest-bearing deposits were $8.42 billion, a 0.9% increase for the fiscal year. The increase in deposits was a result of inflows from PPP proceeds and consumer stimulus receipts during the period.
45-

Nonaccrual loans, including ASC 310-30 loans, were $324.9 million at September 30, 2020, an increase of $217.7 million, compared to $107.2 million at September 30, 2019. The increase was driven by several relationships in the agriculture and CRE segments of the loan portfolio moving to nonaccrual during the period. Loans graded "Watch" were $982.8 million as of September 30, 2020, an increase of $577.3 million, compared to $405.5 million at September 30, 2019, while loans graded "Substandard" or worse were $769.5 million, an increase of $290.8 million, compared to $478.7 million over the same periods. The increases in "Watch" and "Substandard" or worse were due to downgrades in the CRE and agriculture segments of the loan portfolio. Other repossessed property balances decreased by $16.7 million, or 45.5%, due to the writedown of one large relationship and several large liquidations during the period.
Provision for loan and lease losses was $118.4 million for fiscal year 2020, compared to $40.9 million for fiscal year 2019. The increase in provision for loan and lease losses was primarily due to incurred losses in the portfolio as a result of the COVID-19 pandemic. The increase did not contemplate the potential impact of CECL implementation, which is effective for the Company commencing October 1, 2020. Net charge-offs for fiscal year 2020 were $39.3 million, or 0.40% of average total loans on an annualized basis, compared to $34.7 million, or 0.36%, for fiscal year 2019. The ratio of ALLL to total loans was 1.49% at September 30, 2020, an increase from 0.73% at September 30, 2019. The balance of the ALLL increased to $149.9 million at September 30, 2020 from $70.8 million at September 30, 2019.
Tier 1 capital, total capital and Tier 1 leverage ratios were 11.8%, 13.3% and 9.4%, respectively, at September 30, 2020, compared to 11.7%, 12.7% and 10.1%, respectively, at September 30, 2019. In addition, our Common Equity Tier 1 ratio was 11.0% at both September 30, 2020 and 2019. Our tangible common equity to tangible assets ratio was 9.2% at September 30, 2020 and 9.6% at September 30, 2019. All regulatory capital ratios remain above regulatory minimums to be considered "well capitalized" and above internal thresholds, which are in excess of regulatory minimums. During fiscal year 2020, $40.0 million was deployed to repurchase and retire approximately 1.4 million shares of Company's common stock under the repurchase program authorized by the Board of Directors. For more information on our tangible common equity to tangible assets ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
Results of Operations—Fiscal Years Ended September 30, 2020, 2019 and 2018
Overview
The following table highlights certain key financial and performance information for fiscal years 2020, 2019 and 2018.

	At and for Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest income (FTE)	$499,718	$548,760	$488,434
Interest expense	74,147	122,209	74,000
Noninterest income	17	60,732	73,609
Noninterest expense	1,007,368	224,898	231,425
Provision for loan and lease losses	118,392	40,947	17,986
Net income	(680,808)	167,365	157,916
Adjusted net income ¹	$88,890	$167,365	$171,502
Common shares outstanding	55,014,189	56,283,659	58,917,147
Weighted average diluted common shares outstanding	55,612,251	57,257,061	59,131,650
Earnings per common share - diluted	$(12.24)	$2.92	$2.67
Adjusted earnings per common share - diluted ¹	1.60	2.92	2.90
Performance Ratios:
Net interest margin (FTE) ¹	3.59%	3.74%	3.89%
Adjusted net interest margin (FTE) ¹	3.51%	3.74%	3.84%
Return on average total assets	(5.32)%	1.33%	1.34%
Return on average common equity	(44.2)%	9.1%	8.8%
Return on average tangible common equity ¹	2.9%	15.3%	15.3%
Efficiency ratio ¹	61.9%	45.8%	47.1%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data — Non-GAAP Financial Measures Reconciliations".

46-

Net Interest Income
The following tables present net interest income, net interest margin and adjusted net interest margin for fiscal years 2020, 2019 and 2018.

	At and for Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands)
Net interest income:
Total interest income (FTE)	$499,718	$548,760	$488,434
Less: Total interest expense	74,147	122,209	74,000
Net interest income (FTE)	$425,571	$426,551	$414,434
Net interest margin (FTE) and adjusted net interest margin (FTE) ¹
Average interest-earning assets	$11,868,666	$11,414,926	$10,647,357
Average interest-bearing liabilities	$11,168,035	$10,698,555	$9,952,961
Net interest margin (FTE)	3.59%	3.74%	3.89%
Adjusted net interest margin (FTE) ¹	3.51%	3.74%	3.84%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".

Net interest income decreased $1.0 million, or 0.2%, to $425.6 million in fiscal year 2020 from $426.6 million in fiscal year 2019. The decrease in net interest income was primarily attributable to lower yields on loans and investments, partially offset by lower interest expense associated with deposits and borrowings for the same periods. Net interest income in fiscal year 2019 increased $12.2 million, or 2.9%, from $414.4 million in fiscal year 2018. The increase was primarily attributable to higher loan interest income driven by 5.3% of growth in average loans outstanding between the periods, combined with higher yields on loans, partially offset by higher interest expense associated with the cost of deposits for the same periods.
Net interest margin was 3.59% and 3.74% in fiscal years 2020 and 2019, respectively, while adjusted net interest margin was 3.51% and 3.74% over the same periods, respectively. The 15 basis points decrease in net interest margin was primarily due the cost of deposits and borrowings, which decreased 49 and 58 basis points, respectively, while loan yields decreased 57 basis points and investment yields decreased 30 basis points. A $9.3 million increase in the cost of interest rate swaps between the periods is the primary driver of the less pronounced decrease in adjusted net interest margin compared to net interest margin.
Net interest margin was 3.74% in fiscal year 2019, compared with 3.89% in fiscal year 2018. Adjusted net interest margin was 3.74% and 3.84% over the same periods, respectively. The decrease in net interest margin was primarily due to a 40 basis point increase in the cost of deposits, partially offset by a 24 basis point increase in the yield on loans. A $6.0 million reduction in the cost of interest rate swaps between the periods is the primary driver of the more pronounced decrease in adjusted net interest margin compared to net interest margin. For more information on our adjusted net interest margin, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
The following table presents the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for fiscal years 2020, 2019 and 2018, respectively. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual are immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $717.2 million at September 30, 2020 and $768.8 million at September 30, 2019, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected below has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations." ASC 310-30 loans represent loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Non-ASC 310-30 loans represent loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.
47-

	Fiscal Years Ended September 30,
	2020			2019			2018
	Average Balance	Interest (FTE)	Yield / Cost	Average Balance	Interest (FTE)	Yield / Cost	Average Balance	Interest (FTE)	Yield / Cost
	(dollars in thousands)
Assets
Interest-bearing bank deposits ¹	$100,385	$1,383	1.38%	$61,646	$2,472	4.01%	$75,101	$1,376	1.83%
Investment securities	1,967,873	42,653	2.17%	1,681,185	41,510	2.47%	1,384,632	29,171	2.11%
Non-ASC 310-30 loans, net ²	9,750,677	449,855	4.61%	9,610,956	496,753	5.17%	9,106,519	446,386	4.90%
ASC 310-30 loans, net	49,731	5,827	11.72%	61,139	8,025	13.13%	81,105	11,501	14.18%
Loans, net	9,800,408	455,682	4.65%	9,672,095	504,778	5.22%	9,187,624	457,887	4.98%
Total interest-earning assets	11,868,666	499,718	4.21%	11,414,926	548,760	4.81%	10,647,357	488,434	4.59%
Noninterest-earning assets	937,489			1,206,151			1,160,802
Total assets	$12,806,155	$499,718	3.90%	$12,621,077	$548,760	4.35%	$11,808,159	$488,434	4.14%
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$2,227,518			$1,860,645			$1,809,470
Interest-bearing deposits	6,708,650	$35,594	0.53%	6,286,878	$69,305	1.10%	5,990,182	$43,092	0.72%
Time deposits	1,584,191	23,009	1.45%	2,030,619	37,413	1.84%	1,483,760	17,020	1.15%
Total deposits	10,520,359	58,603	0.56%	10,178,142	106,718	1.05%	9,283,412	60,112	0.65%
Securities sold under agreements to repurchase	65,248	88	0.13%	66,485	180	0.27%	108,599	340	0.31%
FHLB advances and other borrowings	473,689	10,940	2.31%	345,375	9,771	2.83%	452,572	8,508	1.88%
Subordinated debentures and subordinated notes payable	108,739	4,516	4.15%	108,553	5,540	5.10%	108,378	5,040	4.65%
Total borrowings	647,676	15,544	2.40%	520,413	15,491	2.98%	669,549	13,888	2.07%
Total interest-bearing liabilities	11,168,035	$74,147	0.66%	10,698,555	$122,209	1.14%	9,952,961	$74,000	0.74%
Noninterest-bearing liabilities	96,806			75,045			67,045
Stockholders' equity	1,541,314			1,847,477			1,788,153
Total liabilities and stockholders' equity	$12,806,155			$12,621,077			$11,808,159
Net interest spread			3.24%			3.21%			3.40%
Net interest income and net interest margin (FTE)		$425,571	3.59%		$426,551	3.74%		$414,434	3.89%
Less: Tax equivalent adjustment		6,146			5,843			6,597
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$419,425	3.53%		$420,708	3.69%		$407,837	3.83%

[1] Interest income includes $0.9 million, $0.7 million and $0.0 million for fiscal years 2020, 2019 and 2018, respectively, resulting from interest earned on derivative collateral included in other assets on the consolidated balance sheets.

[2] Interest income includes $1.4 million, $1.3 million and $2.7 million for fiscal years 2020, 2019 and 2018, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

Interest Income
The following table presents interest income for fiscal years 2020, 2019 and 2018.

	Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands)
Interest income:
Loans (FTE)	$455,682	$504,778	$457,887
Investment securities	42,653	41,510	29,171
Federal funds sold and other	1,383	2,472	1,376
Total interest income (FTE)	499,718	548,760	488,434
Less: Tax equivalent adjustment	6,146	5,843	6,597
Total interest income (GAAP)	$493,572	$542,917	$481,837
Total interest income consists primarily of interest income on loans and interest income on our investment portfolio. Total interest income (FTE) decreased $49.1 million, or 8.9%, to $499.7 million for fiscal year 2020, from $548.8 million for fiscal year 2019, which increased $60.4 million, or 12.4%, from $488.4 million for fiscal year 2018. Significant components of interest income are described in further detail below.
Loans. Interest income on all loans decreased to $455.7 million in fiscal year 2020 from $504.8 million in fiscal year 2019, a decrease of $49.1 million, or 9.7% due to a decrease in yields on loans as discussed below and an increase in volume. Average net loan balances for fiscal year 2020 were $9.80 billion, representing a 1.3% increase compared to the same period in fiscal year 2019. Interest income on ASC 310-30 loans, which are purchased credit impaired loans with a different income recognition model, decreased $2.2 million between the two periods, primarily driven by the runoff of the acquired loan portfolios.
48-

Interest income on all loans in fiscal year 2019 increased $46.9 million, or 10.2%, from $457.9 million in fiscal year 2018 due to a combination of increase in volume, with average net loan balances for fiscal year 2019 representing a 5.3% increase compared to the same period in fiscal year 2018, and an increase in yields on loans as discussed further below. Interest income on ASC 310-30 loans decreased $3.5 million between the two periods, primarily driven by the runoff of the acquired loan portfolios.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on non-ASC 310-30 loans was 4.61% for fiscal year 2020, a 56 basis point decrease compared to 5.17% for fiscal year 2019, which was an 27 basis point increase from 4.90% for fiscal year 2018. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on non-ASC 310-30 loans was 4.52% for fiscal year 2020, a decrease of 66 basis points compared to 5.18% for fiscal year 2019, which was a 34 basis points increase compared to 4.84% for fiscal year 2018. For more information on our adjusted yield on non-ASC 310-30 loans, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
The average duration of the loan portfolio, including the impact of the interest rate swaps on the duration of fair value loans, was a relatively short 1.5 years as of September 30, 2020. Approximately 54%, or $5.38 billion, of the portfolio is comprised of fixed rate loans, of which $655.2 million of loans are fixed-rate loans with an original term of 5 years or greater which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. For floating rate loans in the portfolio, approximately 35% are indexed to Wall Street Journal Prime, 29% to 5-year Treasuries and the balance to various other indices. Less than 20% of our total loans' rates are floored, with an average interest rate floor 112 basis points above market rates. In addition, there were approximately 5% of our total loans with rate floors that have not been reached, with an average interest rate 12 basis points below market rates.
Loan-related fee income of $7.6 million is included in interest income for fiscal year 2020, compared to $7.0 million and $4.9 million for fiscal years 2019 and 2018, respectively. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $1.0 million, $1.4 million and $2.8 million for fiscal years 2020, 2019 and 2018, respectively, is included as a reduction to interest income.
Investment Portfolio. The carrying value of investment securities and FHLB stock was $1.79 billion and $1.81 billion as of September 30, 2020 and 2019, respectively. Interest income on investments includes income earned on investment securities and FHLB stock. Interest income on investments was $42.7 million for fiscal year 2020, an increase of $1.2 million, or 2.8%, from $41.5 million in fiscal year 2019. The increase in interest income was driven by an increase in average investment balance of $286.7 million, or 17.1%, partially offset by the yield on investments which decreased 30 basis points to 2.17% for fiscal year 2020, compared to 2.47% for fiscal year 2019.
In fiscal year 2019, interest income on investments increased $12.3 million, or 42.3%, from $29.2 million in fiscal year 2018. The increase was driven by an increase in average investment balance of $296.6 million, or 21.4%, combined with the yield on investments which increased 36 basis points to 2.47% for fiscal year 2019, compared to 2.11% for fiscal year 2018.
The weighted average life of the portfolio was 3.2 years at September 30, 2020, 3.7 years at September 30, 2019 and 3.9 years at September 30, 2018. Average investments in fiscal years 2020, 2019 and 2018 were 16.6%, 14.7% and 13.0% of total average interest-earning assets, respectively.
Interest Expense
The following table presents interest expense for fiscal years 2020, 2019 and 2018.

	Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands)
Interest expense
Deposits	$58,603	$106,718	$60,112
FHLB advances and other borrowings	11,028	9,951	8,848
Subordinated debentures and subordinated notes payable	4,516	5,540	5,040
Total interest expense	$74,147	$122,209	$74,000
49-

Total interest expense consists primarily of interest expense on three components: deposits, FHLB advances and other borrowings, and our outstanding subordinated debentures and subordinated notes payable. Total interest expense decreased $48.1 million, or 39.3%, to $74.1 million in fiscal year 2020, from $122.2 million in fiscal year 2019, which increased $48.2 million, or 65.1%, from $74.0 million in fiscal year 2018. Average interest-bearing liabilities increased $469.5 million, or 4.4%, to $11.17 billion in fiscal year 2020, from $10.70 billion in fiscal year 2019, which increased $745.6 million, or 7.5%, from $9.95 billion in fiscal year 2018. The average cost of total interest-bearing liabilities decreased to 0.66% in fiscal year 2020, compared to 1.14% in fiscal year 2019 and 0.74% in fiscal year 2018. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of interest-bearing accounts and time deposits, was $58.6 million in fiscal year 2020 compared with $106.7 million in fiscal year 2019, a decrease of $48.1 million, or 45.1%. The decrease was driven by the cost of deposits, which decreased 49 basis points to 0.56% for fiscal year 2020 from 1.05% for fiscal year 2019, partially offset by an increase in average deposit balances to $10.52 billion in fiscal year 2020 from $10.18 billion in fiscal year 2019, an increase of $342.2 million, or 3.4%.
Interest expense on deposits for fiscal year 2019 increased $46.6 million, or 77.5%, from $60.1 million in fiscal year 2018. The increase in interest expense in fiscal year 2019 was driven by growth in average deposits outstanding, which were $10.18 billion in fiscal year 2019, an increase of $894.7 million, or 9.6%, from $9.28 billion in fiscal year 2018, and increasing benchmark interest rates in the cost of deposits which increased 40 basis points to 1.05% for fiscal year 2019 from 0.65% for fiscal year 2018.
Average noninterest-bearing demand account balances increased to 21.2% of average total deposits for fiscal year 2020, compared with 18.3% for fiscal year 2019 and 19.5% for fiscal year 2018. Total average other liquid accounts, consisting of interest-bearing demand accounts, comprised 63.8% of total average deposits in fiscal year 2020, compared to 61.8% of total average deposits for fiscal year 2019 and 64.5% in fiscal year 2018, while time deposit accounts decreased in fiscal year 2020 to 15.1% of total average deposits compared to 20.0% in fiscal year 2019 and 16.0% in fiscal year 2018.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $11.0 million for fiscal year 2020, compared to $10.0 million for fiscal year 2019 and $8.8 million for fiscal year 2018, reflecting weighted average cost of 2.31%, 2.83% and 1.88%, respectively. Our average balance for FHLB advances and other borrowings increased to $473.7 million in fiscal year 2020 from $345.4 million in fiscal year 2019, which decreased from $452.6 million in fiscal year 2018. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 4.2% for fiscal year 2020, 3.2% for fiscal year 2019 and 4.5% for fiscal year 2018. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 1.78% at September 30, 2020, 2.74% at September 30, 2019 and 2.58% at September 30, 2018. The average tenor of our FHLB advances was 23 months at September 30, 2020, 34 months at September 30, 2019 and 15 months at September 30, 2018. The amount of other borrowings and related interest expense are immaterial in each of fiscal years 2020, 2019 and 2018.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At September 30, 2020, we had pledged $4.07 billion of loans to the FHLB, against which we had borrowed $195.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding junior subordinated debentures and subordinated notes payable was $4.5 million for fiscal year 2020, $5.5 million for fiscal year 2019, and $5.0 million for fiscal year 2018. The weighted average contractual rate on outstanding junior subordinated debentures was 2.47%, 4.38% and 4.55% at September 30, 2020, 2019 and 2018, respectively. The weighted average contractual rate on outstanding subordinated notes payable was 3.43%, 4.88% and 4.88% at September 30, 2020, 2019 and 2018, respectively.
Rate and Volume Variances
Net interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets and average interest-bearing liabilities. Rate changes result from increases or decreases in the yields earned on assets or the rates paid on liabilities.
50-

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

	2020 vs 2019			2019 vs 2018
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$1,075	$(2,164)	$(1,089)	$(283)	$1,379	$1,096
Investment securities	6,621	(5,478)	1,143	6,844	5,495	12,339
Non-ASC 310-30 loans	7,273	(54,171)	(46,898)	25,406	24,961	50,367
ASC 310-30 loans	(1,384)	(814)	(2,198)	(2,670)	(806)	(3,476)
Loans	5,889	(54,985)	(49,096)	22,736	24,155	46,891
Total increase (decrease)	13,585	(62,627)	(49,042)	29,297	31,029	60,326
Increase (decrease) in interest expense:
Interest-bearing deposits	4,384	(38,095)	(33,711)	2,209	24,004	26,213
Time deposits	(7,302)	(7,102)	(14,404)	7,710	12,683	20,393
Securities sold under agreements to repurchase	(3)	(89)	(92)	(119)	(41)	(160)
FHLB advances and other borrowings	3,200	(2,031)	1,169	(2,332)	3,595	1,263
Subordinated debentures and subordinated notes payable	10	(1,034)	(1,024)	8	492	500
Total increase (decrease)	289	(48,351)	(48,062)	7,476	40,733	48,209
Increase (decrease) in net interest income (FTE)	$13,296	$(14,276)	$(980)	$21,821	$(9,704)	$12,117
Provision for Loan and Lease Losses
We recognized a provision for loan and lease losses of $118.4 million for fiscal year 2020 compared to a provision for loan and lease losses of $40.9 million for fiscal year 2019, an increase of $77.4 million. The increase in provision for loan and lease losses was due to incurred losses in the portfolio primarily as a result of the COVID-19 pandemic. The increase did not contemplate the potential impact of CECL implementation, which is effective for the Company commencing October 1, 2020. Included within the provision for loan and lease losses was a net impairment of $0.2 million during fiscal year 2020 associated with ASC 310-30 loans. This compares to a net reversal of $0.6 million related to this portion of the portfolio recorded in fiscal year 2019.
We recognized a provision for loan and lease losses of $40.9 million for fiscal year 2019 compared to a provision for loan and lease losses of $18.0 million for fiscal year 2018, an increase of $22.9 million. The increase provision for loan and lease losses was mainly driven by a higher level of charge-offs recognized between the periods. Net charge-offs in fiscal year 2019 were concentrated in the agriculture segment of the loan portfolio, which included $18.7 million in net charge-offs related to the cattle industry, and the commercial non-real estate segment of the loan portfolio, which included $7.5 million of net charge-offs. Included within the provision for loan and lease losses was a net reversal of $0.6 million during fiscal year 2019 associated with ASC 310-30 loans. This compares to net impairment of $0.2 million related to this portion of the portfolio recorded in fiscal year 2018.

	Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands)
Provision for loan and lease losses, non-ASC 310-30 loans *	$118,204	$41,506	$17,754
Impairment (improvement) in loan and lease losses, ASC 310-30 loans	188	(559)	232
Provision for loan and lease losses, total	$118,392	$40,947	$17,986

* As presented above, the non-ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality.
51-

Total Credit-Related Charges
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

		Fiscal Years Ended September 30,
Item	Included within F/S Line Item(s):	2020	2019	2018
		(dollars in thousands)
Provision for loan and lease losses	Provision for loan and lease losses	$118,392	$40,947	$17,986
Net other repossessed property charges	Net loss on repossessed property and other related expenses	12,858	4,367	4,369
Net reversal of interest income on nonaccrual loans	Interest income on loans	4,894	312	1,901
Increase in unfunded commitment reserve	Other noninterest expense	1,939	—	—
Net realized credit loss on derivatives	Net realized and unrealized loss on derivatives	2,952	—	—
Loan fair value adjustment related to credit	Net decrease in fair value of loans at fair value	59,356	7,664	194
Total credit-related charges		$200,391	$53,290	$24,450
Total credit-related charges for fiscal year 2020 increased $147.1 million compared to fiscal year 2019. The majority of the increase was driven by increased provision for loan and lease losses due to incurred losses in the portfolio primarily as a result of the COVID-19 pandemic. In determining the credit-related charges, in fiscal year 2020 we continued to evaluate the impact of COVID-19 on our loan portfolio. Industries such as hotels & resorts, restaurants, oil & energy, retail malls, airlines and healthcare have experienced significant revenue loss due to COVID-19. Within our portfolio we have identified the following segments with elevated risk: hotels & resorts with $1.21 billion, or 12.0% of total loans, restaurants with $156.5 million, or 1.6% of total loans, arts and entertainment with $130.3 million, or 1.3% of total loans, senior care with $330.7 million, or 3.3% of total loans, and skilled nursing with $250.9 million, or 2.5% of total loans for a total exposure of $2.07 billion, or 20.7% of total loans. Loan exposure in such other identified industries is either immaterial or has not shown general distress thus far. At this time it is difficult to determine ultimate impact upon our portfolio, but we are of the view the credit-related adjustments reflect the best estimate of incurred losses in our portfolio as of September 30, 2020.
Total credit-related charges for fiscal year 2019 increased $28.8 million compared to fiscal year 2018. The increase in total credit-related charges was primarily driven by an increase in net charge-offs in fiscal year 2019, mainly concentrated in the agriculture and commercial non-real estate segments of the loan portfolio.
Noninterest Income
The following table presents noninterest income for the fiscal years ended September 30, 2020, 2019 and 2018.

	Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands)
Noninterest income
Service charges and other fees	$37,741	$43,893	$51,077
Wealth management fees	11,772	8,914	9,219
Mortgage banking income, net	8,959	4,848	5,842
Net gain (loss) on sale of securities	7,890	(178)	6
Other	4,623	5,287	8,276
Subtotal, product and service fees	70,985	62,764	74,420
Net (decrease) increase in fair value of loans at fair value	(32,529)	61,412	(45,407)
Net realized and unrealized (loss) gain on derivatives	(38,439)	(63,444)	44,596
Subtotal, loans at fair value and related derivatives	(70,968)	(2,032)	(811)
Total noninterest income	$17	$60,732	$73,609
52-

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
Noninterest income was nominal for fiscal year 2020, compared with $60.7 million for fiscal year 2019, which decreased $12.9 million, or 17.5%, from $73.6 million for fiscal year 2018. Significant components of noninterest income are described in further detail below.
Product and Service Fees. We recognized $71.0 million of noninterest income related to product and service fees in fiscal year 2020, an increase of $8.2 million, or 13.1%, from $62.8 million for fiscal year 2019. The increase was due to the gain on sale of $7.9 million in investment securities, a $4.1 million increase in mortgage banking income due to stronger origination demand and a $2.9 million increase in wealth management fees, partially offset by a $6.2 million decrease in service charges and interchange revenue driven by declines in transaction activity from COVID-19 pandemic impacts.
Noninterest income related to product and service fees for the fiscal year 2019 decreased $11.6 million, or 15.7%, from $74.4 million for fiscal year 2018. The decrease was due to a $7.2 million decrease in service charges and other fees combined with a $3.0 million decrease in other income. The decrease in service charges and other fees was primarily due to the impact of adopting the revenue recognition accounting standard in fiscal year 2019, which resulted in netting $5.7 million of credit and debit card network expenses against related interchange income, combined with a decrease in net overdraft and non-sufficient funds income. The decrease in other income compared to the prior period was due to a one-time gain on the sale of Visa, Inc. Class B common shares and a sign on bonus received from a service provider in fiscal year 2018.
Loans at fair value and related derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For fiscal years 2020, 2019 and 2018 these items accounted for $(71.0) million, $(2.0) million and $(0.8) million, respectively. The change during fiscal year 2020 was driven by a $9.3 million increase in the current cost of interest rate swaps, a $3.0 million realized loss on derivatives and a $2.9 million decrease in swap fees combined with a net unfavorable change in the credit risk adjustment of $53.7 million. The change during fiscal year 2019 was driven by a $6.0 million reduction in the current cost of interest rate swaps and a $1.7 million increase in swap fees combined with a net unfavorable change in the credit risk adjustment of $8.9 million. We believe that the current cost of interest rate swaps on the derivatives economically offsets the decrease in yield on the related loans. We present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.
Noninterest Expense
The following table presents noninterest expense for fiscal years September 30, 2020, 2019 and 2018.

	Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$149,441	$136,305	$135,352
Data processing and communication	24,455	24,077	29,805
Occupancy and equipment	21,273	20,784	20,330
Professional fees	21,961	14,579	17,891
Advertising	3,396	4,493	4,507
Net loss on repossessed property and other related expenses	12,858	4,367	4,369
Goodwill and intangible assets impairment	742,352	—	—
Other	31,632	20,293	19,171
Total noninterest expense	$1,007,368	$224,898	$231,425
Noninterest expense was $1.01 billion for fiscal year 2020 compared with $224.9 million for fiscal year 2019, an increase of $782.5 million, or 347.9%, which was a decrease of $6.5 million, or 2.8%, compared to $231.4 million in fiscal year 2018. Our efficiency ratio was 61.9% for fiscal year 2020, 45.8% for fiscal year 2019 and 47.1% for fiscal year 2018. For more information on our efficiency ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations." Significant changes in components of noninterest expense are described in further detail below.
53-

Salaries and Employee Benefits. Salaries and employee benefits are a significant component of noninterest expense and include the cost of incentive compensation, stock compensation, benefit plans, health insurance and payroll taxes. These expenses were $149.4 million for fiscal year 2020, an increase of $13.1 million, or 9.6%, from $136.3 million for fiscal year 2019. The majority of the increase was driven by annual merit increases combined with a one-time PTO payout of $1.1 million offered to employees and $2.1 million in severance costs during the period. Salaries and employee benefits for fiscal year 2019 increased $0.9 million, or 0.7%, from $135.4 million for fiscal year 2018. The majority of the increase was driven by annual merit increases partially offset by a reduction in health insurance costs during the period.
Data Processing and Communication. Data processing and communication expenses include payments to vendors who provide software, data processing, and services on an outsourced basis, costs related to supporting and developing internet-based activities, credit card rewards provided to our customers, depreciation of bank-owned hardware and software, postage and telephone expenses. Expenses for data processing and communication were $24.5 million for fiscal year 2020 and $24.1 million for fiscal year 2019, an increase of $0.4 million, or 1.6%. This increase was due to annual increases in data processing and communication expense. Expenses for data processing and communication for fiscal year 2019 decreased $5.7 million, or 19.2%, from $29.8 million for fiscal year 2018. The decrease was due to the impact of adopting the revenue recognition standard as discussed in noninterest income above.
Occupancy and Equipment. Occupancy and equipment expenses include our branch network and administrative office locations throughout our footprint, including both owned and leased locations, property taxes, maintenance expense and depreciation of bank-owned furniture and equipment. These costs were $21.3 million for fiscal year 2020 and $20.8 million for fiscal year 2019, an increase of $0.5 million, or 2.4%. Expenses for occupancy and equipment for fiscal year 2019 increased $0.5 million, or 2.2%, from $20.3 million for fiscal year 2018. The increases in fiscal years 2020 and 2019 were primarily due to annual increases in rent, utilities and property tax expenses.
Professional Fees. Professional fees include our FDIC assessment, borrower credit reports, the cost of accountants and other consultants, and legal services in connection with delinquent loans, business transactions, regulatory compliance matters and to resolve other legal matters. These expenses were $22.0 million for fiscal year 2020 and $14.6 million for fiscal year 2019, an increase of $7.4 million, or 50.6%. The increase in fiscal year 2020 was due to increased FDIC assessment costs of $4.0 million, $1.2 million in increased legal costs and $0.9 million increase in loan review fees. Expenses for professional fees for fiscal year 2019 decreased $3.3 million, or 18.5%, from $17.9 million for fiscal year 2018. Professional fees decreased in fiscal year 2019 due to the discontinuation of the surcharge for banks with assets exceeding $10.0 million in our FDIC assessment.
Net Loss on Repossessed Property and Other Assets. Our net loss on the sale of repossessed property and other assets was $12.9 million for fiscal year 2020 and $4.4 million for fiscal year 2019, an increase of $8.5 million. The increase in fiscal year 2020 was primarily due to the valuation writedowns and related expenses of one repossessed property. Net loss on the sale of repossessed property and other assets was $4.4 million for fiscal years 2019 and 2018.
Goodwill and Intangible Assets Impairment. In fiscal year 2020, the COVID-19 pandemic resulted in impairment recognized in noninterest expense of $742.4 million, of which $622.4 million stemmed from goodwill related to the acquisition of Great Western Bank in 2008 by NAB, $118.2 million from goodwill related to subsequent acquisitions and $1.8 million from certain intangible assets. There was no goodwill and intangible assets impairment in both fiscal years 2019 and 2018.
Other. Other noninterest expenses include costs related to other repossessed property costs prior to foreclosure, business development and professional membership fees, travel and entertainment costs, amortization of core deposits and other intangibles, and other costs incurred. Other noninterest expenses were $31.6 million in fiscal year 2020 and $20.3 million in fiscal year 2019, an increase of $11.3 million, or 55.9%. The increase was primarily due to $7.6 million in expense related to the early payment of FHLB borrowings and $2.0 million in expense related to the completion of the FDIC loss-sharing agreement, which ended June 4, 2020. Other noninterest expenses for fiscal year 2019 increased $1.1 million, or 5.9%, from $19.2 million in fiscal year 2018. The increase was primarily due to increases in loan expenses.
Our efficiency ratio was 61.9%, 45.8% and 47.1% for the fiscal years 2020, 2019 and 2018, respectively. For more information on our efficiency ratio, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
54-

Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the investments in tax-advantaged securities and tax credit funds and the rates charged by federal and state authorities. As a result of the Tax Reform Act of 2017, we utilized a fully phased in statutory federal tax rate of 21.0% in fiscal years 2020 and 2019 versus a statutory federal rate of 24.5% in fiscal year 2018. The benefit from income taxes of $25.5 million in fiscal year 2020 represents an effective tax rate of 3.6%, compared to the provision for income taxes of $48.2 million or 22.4%, for fiscal year 2019 and the provision for income taxes of $74.1 million or 31.9%, for fiscal year 2018. The substantial drop in effective tax rate for fiscal year 2020 was due to the impairment of goodwill and certain intangible assets and the increased provision for loan and lease losses during the period. A sizable portion of goodwill impairment was related to non-tax-deductible goodwill for which no tax benefit was recorded. Excluding the COVID-19 pandemic related goodwill and certain intangible assets impairment and additional provision for loan and lease losses, the effective tax rate would have been 18.5% for fiscal year 2020.
Return on Assets and Equity
The table below presents our return on average total assets, return on average common equity and return on average tangible common equity to average assets ratio at and for the dates presented.

	Fiscal Years Ended September 30,
	2020	2019	2018
Return on average total assets	(5.32)%	1.33%	1.34%
Return on average common equity	(44.2)%	9.1%	8.8%
Return on average tangible common equity ¹	2.9%	15.3%	15.3%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".

Analysis of Financial Condition
The following table highlights certain key financial and performance information for fiscal years ended September 30, 2020, 2019 and 2018.

	As of September 30,
	2020	2019	2018
	(dollars in thousands)
Balance Sheet and Other Information
Total assets	$12,604,439	$12,788,301	$12,116,808
Loans ¹	10,076,142	9,706,763	9,415,924
Allowance for loan and lease losses	149,887	70,774	64,540
Deposits	11,008,779	10,300,339	9,733,499
Stockholders' equity	1,162,933	1,900,249	1,840,551
Tangible common equity ²	$1,156,769	$1,155,052	$1,093,816
Tier 1 capital ratio	11.8%	11.7%	12.0%
Total capital ratio	13.3%	12.7%	13.0%
Tier 1 leverage ratio	9.4%	10.1%	10.7%
Common equity tier 1 ratio	11.0%	11.0%	11.3%
Tangible common equity / tangible assets ²	9.2%	9.6%	9.6%
Book value per share - GAAP	$21.14	$33.76	$31.24
Tangible book value per share ²	$21.03	$20.52	$18.57
Nonaccrual loans / total loans	3.22%	1.10%	1.52%
Net charge-offs (recoveries) / average total loans	0.40%	0.36%	0.18%
Allowance for loan and lease losses / total loans	1.49%	0.73%	0.69%

[1] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and net loans in process.
[2] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, see "—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations".

Our total assets were $12.60 billion at September 30, 2020, compared with $12.79 billion at September 30, 2019 and $12.12 billion at September 30, 2018. The decrease in total assets for fiscal year 2020 was due to the COVID-19 related impairment of goodwill and certain intangible assets, partially offset by growth in loans and cash and cash equivalents. The increase in total assets for fiscal year 2019 was primarily attributable to attributable to growth in loans and securities available for sale, partially offset by a reduction in cash and cash equivalents compared to the prior period.
55-

At September 30, 2020, loans were $10.08 billion, an increase of $369.4 million, or 3.8%, from $9.71 billion at September 30, 2019, which increased $290.8 million, or 3.1%, compared to $9.42 billion at September 30, 2018. See "—Loan Portfolio" within this section for further discussion on the growth in net loans.
Total deposits were $11.01 billion at September 30, 2020, an increase of $708.4 million, or 6.9%, from $10.30 billion at September 30, 2019, which increased $566.8 million, or 5.8%, from $9.73 billion at September 30, 2018. See "—Deposits" within this section for further discussion on the growth in deposits.. FHLB and other borrowings decreased by $145.0 million, or 42.6%, for the fiscal year.
Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated:

	As of September 30,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Unpaid principal balance:
Commercial real estate ¹
Originated	$5,084,540	$4,824,827	$4,255,272	$3,628,235	$3,171,516
Acquired	190,401	267,583	374,058	496,570	582,591
Total	5,274,941	5,092,410	4,629,330	4,124,805	3,754,107
Agriculture ¹
Originated	1,683,196	1,932,722	2,082,778	1,990,648	1,974,226
Acquired	41,154	75,922	99,910	131,490	194,711
Total	1,724,350	2,008,644	2,182,688	2,122,138	2,168,937
Commercial non-real estate ¹
Originated	2,163,504	1,691,026	1,656,563	1,670,349	1,601,328
Acquired	18,152	28,930	43,424	48,565	71,838
Total	2,181,656	1,719,956	1,699,987	1,718,914	1,673,166
Residential real estate
Originated	745,513	696,403	682,615	724,906	746,384
Acquired	84,589	115,805	154,954	207,986	274,574
Total	830,102	812,208	837,569	932,892	1,020,958
Consumer
Originated	60,105	47,324	43,325	56,467	59,850
Acquired	3,101	4,601	6,364	10,092	16,423
Total	63,206	51,925	49,689	66,559	76,273
Other lending
Originated	37,347	47,541	46,487	43,132	42,398
Acquired	—	—	—	75	79
Total	37,347	47,541	46,487	43,207	42,477
Total originated	9,774,205	9,239,843	8,767,040	8,113,737	7,595,702
Total acquired	337,397	492,841	678,710	894,778	1,140,216
Total unpaid principal balance	10,111,602	9,732,684	9,445,750	9,008,515	8,735,918
Less: Unamortized discount on acquired loans	(8,215)	(13,655)	(18,283)	(29,121)	(39,947)
Less: Unearned net deferred fees and costs and net loans in process	(27,245)	(12,266)	(11,543)	(10,841)	(13,327)
Total loans	10,076,142	9,706,763	9,415,924	8,968,553	8,682,644
Allowance for loan and lease losses	(149,887)	(70,774)	(64,540)	(63,503)	(64,642)
Loans, net	$9,926,255	$9,635,989	$9,351,384	$8,905,050	$8,618,002

 [1] Unpaid principal balance for commercial real estate, agriculture and commercial non-real estate loans includes fair value adjustments associated with long-term fixed-rate loans where we have entered into interest rate swaps to manage our interest rate risk.

56-

During the fiscal year ended September 30, 2020, total loans grew by $369.4 million, or 3.8%. The growth was primarily focused in commercial non-real estate loans, which grew by $461.7 million, or 26.8%, and CRE loans, which grew by $182.5 million, or 3.6%, partially offset by a decrease in agriculture loans of $284.3 million, or 14.2%. The commercial non-real estate segment growth included $703.4 million of PPP loans, partially offset by paydowns during the period. The CRE segment growth was primarily focused in multifamily residential real estate loans. The agriculture segment decrease was due to the deleveraging of problem loans in workout, partially offset by $23.9 million of new PPP loans during the period. Over the same time period, residential real estate, consumer and other loan balances remained generally stable. During the fiscal year ended September 30, 2019, total loans grew by $290.8 million, or 3.1%. The growth was primarily focused in CRE loans, which grew $463.1 million, or 10.0%, partially offset by agriculture loans, which decreased $174.0 million, or 8.0%. Over the same time period, commercial non-real estate, residential real estate, consumer and other loan balances remained stable.
The following table presents an analysis of the unpaid principal balance of our loan portfolio at September 30, 2020, by loan and collateral type and by each of the six major geographic areas we use to manage our markets.

	September 30, 2020
	South Dakota	Iowa / Missouri	Nebraska / Kansas	Arizona	Colorado	North Dakota / Minnesota	Other ²	Total	%
	(dollars in thousands)
Commercial real estate ¹	$1,231,030	$1,314,960	$1,019,797	$550,566	$881,447	$249,066	$28,075	$5,274,941	52.2%
Agriculture ¹	518,210	306,800	114,345	679,329	100,386	332	4,948	1,724,350	17.1%
Commercial non-real estate ¹	382,898	678,731	598,988	159,639	215,983	8,518	136,899	2,181,656	21.6%
Residential real estate	233,759	207,300	182,458	54,910	120,609	16,017	15,049	830,102	8.1%
Consumer	14,496	23,507	22,544	354	1,780	55	470	63,206	0.6%
Other lending	—	—	—	—	—	—	37,347	37,347	0.4%
Total	$2,380,393	$2,531,298	$1,938,132	$1,444,798	$1,320,205	$273,988	$222,788	$10,111,602	100.0%
% by location	23.5%	25.0%	19.2%	14.3%	13.1%	2.7%	2.2%	100.0%

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

The following table presents additional detail regarding our CRE, agriculture, commercial non-real estate and residential real estate loans at September 30, 2020.

September 30, 2020
(dollars in thousands)
Construction and development	$415,440
Owner-occupied CRE	1,411,894
Non-owner-occupied CRE	2,910,965
Multifamily residential real estate	536,642
Commercial real estate	5,274,941
Agriculture real estate	837,540
Agriculture operating loans	886,810
Agriculture	1,724,350
Commercial non-real estate	2,181,656
Home equity lines of credit	141,963
Closed-end first lien	559,514
Closed-end junior lien	31,526
Residential construction	97,099
Residential real estate	830,102
Consumer	63,206
Other	37,347
Total unpaid principal balance	$10,111,602
57-

Commercial Real Estate. CRE includes owner-occupied CRE, non-owner-occupied CRE, construction and development lending, and multi-family residential real estate. While CRE lending is a significant component of our overall loan portfolio, we are committed to managing our exposure to riskier construction and development deals specifically, and to CRE lending in general. We continue to evaluate the impact of COVID-19 on our loan portfolio. See "—Results of Operations—Total Credit-Related Charges" for further discussion on the impact of COVID-19 on our loan portfolio.
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at June 30, 2020, we were ranked the fifth-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core lending areas. We target a portfolio composition for agriculture loans not to exceed 225% of total capital according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. Over recent years, our borrowers have experienced challenging conditions, including volatile commodity prices, adverse effects of recently imposed and proposed tariffs on the export of agricultural products, effects of waivers of the amount of ethanol to be blended into the country's gasoline production and isolated areas of flooding within parts of the Midwest in which certain of our agricultural borrowers conduct their operations. While these events, the impacts of the COVID-19 pandemic or a further downturn in the agriculture economy, could directly and adversely affect our agricultural loan portfolio and indirectly and adversely impact other lending categories including commercial non-real estate, CRE, residential real estate and consumer, we believe there continues to typically be strong secondary sources of repayment for the agriculture loan portfolio.
Commercial Non-Real Estate. Commercial non-real estate, or business lending, represents one of our core competencies. We believe that providing a tailored range of integrated products and services, including lending, to small- and medium-enterprise customers is the business at which we excel and through which we can generate favorable returns for our stockholders. We offer a number of different products including working capital and other shorter-term lines of credit, fixed-rate loans and variable rate loans with interest rate swaps over a wide range of terms, and variable-rate loans with varying terms. We continue to evaluate the impact of COVID-19 on our loan portfolio. See "—Results of Operations—Total Credit-Related Charges" for further discussion on the impact of COVID-19 on our loan portfolio.
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
The following table presents the maturity distribution of our loan portfolio as of September 30, 2020. The maturity dates were determined based on the contractual maturity date of the loan.

	September 30, 2020
	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$695,458	$2,155,538	$2,423,945	$5,274,941
Agriculture	816,990	578,682	328,678	1,724,350
Commercial non-real estate	674,111	1,157,451	350,094	2,181,656
Residential real estate	230,526	180,939	418,637	830,102
Consumer	7,709	41,963	13,534	63,206
Other lending	37,347	—	—	37,347
Total	$2,462,141	$4,114,573	$3,534,888	$10,111,602
58-

The following table presents the distribution, as of September 30, 2020, of our loans that were due after one year between fixed and variable interest rates.

	September 30, 2020
	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Commercial real estate	$2,230,223	$2,349,260	$4,579,483
Agriculture	696,438	210,922	907,360
Commercial non-real estate	489,263	1,018,282	1,507,545
Residential real estate	332,310	267,266	599,576
Consumer	40,428	15,069	55,497
Total	$3,788,662	$3,860,799	$7,649,461
Other Repossessed Property
In the normal course of business, we obtain title to real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. Other repossessed property assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the assets at an acceptable price in a timely manner. Our total other repossessed property carrying value was $20.0 million as of September 30, 2020, a decrease of $16.7 million, or 45.5%, compared to $36.8 million at September 30, 2019, which increased $13.7 million, or 59.3%, compared to $23.1 million at September 30, 2018. The decrease in fiscal year 2020 was due to the writedown of one large relationship and several large liquidations during the period. The increase in fiscal year 2019 was due to one large relationship moving into other repossessed property during the year.
The following table presents our other repossessed property balances for the period indicated.

	Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands)
Balance, beginning of period	$36,764	$23,074	$8,985
Additions to other repossessed property	14,088	25,668	25,926
Valuation adjustments and other	(10,776)	(2,328)	(1,447)
Sales	(20,042)	(9,650)	(10,390)
Balance, end of period	$20,034	$36,764	$23,074
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
59-

The following table presents the dollar amount of nonaccrual loans, other repossessed property, restructured performing loans and accruing loans over 90 days past due, at the end of the dates indicated. We entered into a non-commercial loss-sharing agreement with the FDIC related to certain assets (loans and other repossessed property) acquired from TierOne Bank on June 4, 2010. Loans covered by a FDIC loss-sharing agreement are generally pooled with other similar loans and are accreting purchase discount into income each period. Subject to compliance with the applicable loss-sharing agreement, we were indemnified by the FDIC at a rate of 80% for any future credit losses for single-family real estate loans and other repossessed property covered by the FDIC loss-sharing agreement through June 4, 2020.

	As of September 30,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Nonaccrual loans ¹
Commercial real estate ²	$73,501	$14,973	$22,908	$14,912	$20,624
Agriculture ²	217,642	77,880	107,226	100,504	68,526
Commercial non-real estate ²	26,918	9,502	6,887	13,674	27,307
Residential real estate
Loans covered by a FDIC loss-sharing agreement	—	2,190	2,699	4,893	4,095
Loans not covered by a FDIC loss-sharing agreement	6,811	2,572	3,425	4,206	5,599
Total	6,811	4,762	6,124	9,099	9,694
Consumer ²	74	74	61	123	244
Total nonaccrual loans covered by a FDIC loss-sharing agreement	—	2,190	2,699	4,893	4,095
Total nonaccrual loans not covered by a FDIC loss-sharing agreement	324,946	105,001	140,507	133,419	122,300
Total nonaccrual loans	324,946	107,191	143,206	138,312	126,395
Other repossessed property	20,034	36,764	23,074	8,985	10,282
Total nonperforming assets	344,980	143,955	166,280	147,297	136,677
Performing TDRs	35,205	44,842	19,783	32,490	46,568
Total nonperforming and restructured assets	$380,185	$188,797	$186,063	$179,787	$183,245
Accruing loans 90 days or more past due	$—	$11,180	$156	$1,859	$1,991
Nonperforming TDRs included in total nonaccrual loans	$62,792	$30,073	$77,156	$71,334	$36,778
Percent of total assets
Nonaccrual loans not covered by a FDIC loss-sharing agreement	2.58%	0.82%	1.16%	1.14%	1.06%
Total nonaccrual loans	2.58%	0.84%	1.18%	1.18%	1.10%
Other repossessed property	0.16%	0.29%	0.19%	0.08%	0.09%
Nonperforming assets ³	2.74%	1.13%	1.37%	1.26%	1.19%
Nonperforming and restructured assets ³	3.02%	1.48%	1.54%	1.54%	1.59%

[1] Includes nonperforming restructured loans.
[2] Loans not covered by FDIC loss-sharing agreement.
[3] Includes nonaccrual loans, which includes nonperforming restructured loans.
At September 30, 2020, our nonperforming assets were 2.74% of total assets, compared to 1.13% at September 30, 2019. Total nonaccrual loans increased by $217.7 million compared to September 30, 2019, which decreased $36.0 million compared to September 30, 2018. The increase in nonaccrual loans in fiscal year 2020 was primarily driven by several relationships in the agriculture and CRE segments of the loan portfolio moving to nonaccrual during the period. The decrease in nonaccrual loans for fiscal year 2019 was primarily driven by our focus on existing loans in all categories with a higher risk profile.
We recognized approximately $3.9 million of interest income on loans that were on nonaccrual for the fiscal year ended 2020. Excluding loans covered by the FDIC non-commercial loss-sharing agreement, we had average nonaccrual loans (calculated as a two-point average) of $215.0 million outstanding during fiscal year 2020. Based on the average loan portfolio yield for these loans for the current fiscal year, we estimate that interest income would have been $9.9 million higher during the period had these loans been accruing.
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
60-

The table below outlines total TDRs, split between accruing and nonaccruing loans, at each of the dates indicated.

	Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands)
Commercial real estate
Performing TDRs	$23,215	$17,145	$2,649
Nonperforming TDRs	11,913	904	2,616
Total	35,128	18,049	5,265
Agriculture
Performing TDRs	2,976	22,929	13,248
Nonperforming TDRs	45,971	24,762	73,741
Total	48,947	47,691	86,989
Commercial non-real estate
Performing TDRs	8,734	4,398	3,420
Nonperforming TDRs	4,803	4,257	656
Total	13,537	8,655	4,076
Residential real estate
Performing TDRs	277	263	389
Nonperforming TDRs	74	102	143
Total	351	365	532
Consumer
Performing TDRs	3	107	77
Nonperforming TDRs	31	48	—
Total	34	155	77
Total performing TDRs	35,205	44,842	19,783
Total nonperforming TDRs	62,792	30,073	77,156
Total TDRs	$97,997	$74,915	$96,939
As of September 30, 2020, total performing TDRs decreased $9.6 million compared to September 30, 2019, which increased $25.1 million compared to September 30, 2018. Performing TDRs decreased from September 30, 2019 primarily due to the payoff of one large relationship in the agriculture portfolio and two large relationships in the agriculture portfolio moving to nonperforming status during the period. Performing TDRs increased from September 30, 2018 primarily due to one large relationship in the commercial real estate segment of the loan portfolio.
As of September 30, 2020, total nonperforming TDRs increased $32.7 million compared to September 30, 2019, which decreased $47.1 million compared to September 30, 2018. Nonperforming TDRs increased from September 30, 2019 mainly due to the two new relationships in the agriculture portfolio and the two previously mentioned relationships in the agriculture portfolio that transferred from performing status as well as one new commercial real estate relationship during the period. Nonperforming TDRs decreased from September 30, 2018 mainly due to two large relationships in the agriculture portfolio, one that moved into other repossessed property and one that paid off.
61-

The following table presents nonaccrual loans, TDRs, and other repossessed property covered by an FDIC loss-sharing agreement which ended in June 2020; a rollforward of the allowance for loan and lease losses for loans covered by the previously mentioned FDIC loss-sharing agreement; and a rollforward of other repossessed property covered by the previously mentioned FDIC loss-sharing agreement at and for the periods presented.

	At and for Fiscal Years Ended September 30,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Assets covered by a FDIC loss-sharing agreement
Nonaccrual loans ¹	$—	$2,190	$2,699	$4,893	$4,095
TDRs	—	43	154	191	255
Other repossessed property	—	—	131	—	106
Allowance for loan and lease losses, loans covered by a FDIC loss-sharing agreement
Balance, beginning of period	$113	$262	$196	$907	$1,625
Additional impairment recorded	442	309	386	196	—
Recoupment of previously-recorded impairment	—	(379)	(302)	(892)	(677)
Charge-offs	(61)	(79)	(18)	(15)	(41)
Settlement upon expiration of loss-sharing arrangement	(494)	—	—	—	—
Balance, end of period	$—	$113	$262	$196	$907

Other repossessed property covered by a loss-sharing agreement
Balance, beginning of period	$—	$131	$—	$106	$61
Additions to other repossessed property	—	—	131	14	182
Valuation adjustments and other	—	—	—	—	(15)
Sales	—	(131)	—	(120)	(122)
Settlement upon expiration of loss-sharing agreement	—	—	—	—	—
Balance, end of period	$—	$—	$131	$—	$106

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
62-

The following table presents an analysis of our allowance for loan and lease losses, including provisions for loan and lease losses, charge-offs and recoveries, for the periods indicated.

	At and for Fiscal Years Ended September 30,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Allowance for loan and lease losses:
Balance, beginning of period	$70,774	$64,540	$63,503	$64,642	$57,200
Provision charged to expense	118,204	41,506	17,754	22,210	18,011
Impairment (improvement) of ASC 310-30 loans	188	(559)	232	(671)	(1,056)
Charge-offs:
Commercial real estate	(5,181)	(1,511)	(3,925)	(2,043)	(3,625)
Agriculture	(21,705)	(24,847)	(9,473)	(7,853)	(4,294)
Commercial non-real estate	(14,178)	(7,895)	(3,813)	(12,576)	(2,629)
Residential real estate	(615)	(998)	(569)	(809)	(1,157)
Consumer	(87)	(452)	(192)	(196)	(206)
Other lending	(2,984)	(1,358)	(1,932)	(2,403)	(2,255)
Total charge-offs	(44,750)	(37,061)	(19,904)	(25,880)	(14,166)
Recoveries:
Commercial real estate	1,395	567	533	485	719
Agriculture	2,189	385	332	415	556
Commercial non-real estate	1,018	392	994	652	1,429
Residential real estate	453	468	337	507	495
Consumer	78	174	141	102	149
Other lending	338	362	618	1,041	1,305
Total recoveries	5,471	2,348	2,955	3,202	4,653
Net loan charge-offs	(39,279)	(34,713)	(16,949)	(22,678)	(9,513)
Balance, end of period	$149,887	$70,774	$64,540	$63,503	$64,642

Average total loans for the period ¹	$9,908,495	$9,741,293	$9,252,436	$8,760,869	$7,912,457
Total loans at period end ¹	$10,076,142	$9,706,763	$9,415,924	$8,968,553	$8,682,644
Ratios
Net charge-offs (recoveries) / average total loans	0.40%	0.36%	0.18%	0.26%	0.12%
Allowance for loan and lease losses to:
Total loans	1.49%	0.73%	0.69%	0.71%	0.74%
Nonaccruing loans ²	46.13%	67.40%	45.93%	47.60%	52.86%

[1] Loans include unpaid principal balance net of unamortized discount on acquired loans and unearned net deferred fees and costs and net loans in process.
[2] Nonaccruing loans excludes loans covered by FDIC loss-sharing agreement.
In the fiscal year 2020, we recorded net charge-offs of $39.3 million, representing 0.40% of average total loans, a 4 basis point increase compared to 0.36% of average total loans for fiscal year 2019. The increase in net charge-offs in fiscal year 2020 was due to $5.7 million and $2.8 million increase in net charge-offs in the commercial non-real estate and CRE segments of the portfolio, respectively, partially offset by a $4.9 million decrease in net charge-offs in the agriculture segment of the loan portfolio. The increase in net charge-offs in fiscal year 2019 was primarily driven by net charge-offs in the agriculture segment of the loan portfolio, which included $18.7 million of net charge-offs related to the cattle industry, and $7.5 million of net charge-offs related to the commercial non-real estate segment of the loan portfolio.
At September 30, 2020, the allowance for loan and lease losses was 1.49% of our total loan portfolio, a 76 basis point increase compared with 0.73% at September 30, 2019. The increase in provision for loan and lease losses was due to incurred losses in the portfolio primarily as a result of the COVID-19 pandemic. The increase did not contemplate the potential impact of CECL implementation, which is effective for the Company commencing October 1, 2020. The balance of the ALLL increased from $70.8 million to $149.9 million over the same period.
Additionally, a portion of our loans which are carried at fair value, totaling $655.2 million and $813.0 million at September 30, 2020 and 2019, respectively, have no associated allowance for loan and lease losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for loan and lease losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $30.5 million and $6.8 million at September 30, 2020 and 2019, respectively, translating to an additional 0.30% and 0.07% of total loans at September 30, 2020 and 2019, respectively. Finally, the total purchase discount remaining on all acquired loans equates to 0.08% and 0.14% of total loans at September 30, 2020 and 2019, respectively.
63-

The following tables present management’s allocation of the allowance for loan and lease losses by loan category, in both dollars and percentage of our total allowance for loan and lease losses, to specific loans in those categories at the dates indicated.

	September 30,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Allocation of allowance for loan and lease losses:
Commercial real estate	$84,496	$16,827	$16,777	$16,941	$17,946
Agriculture	27,018	30,819	28,121	25,757	25,115
Commercial non-real estate	27,599	17,567	13,610	14,114	12,990
Residential real estate	8,202	4,095	4,749	5,347	7,106
Consumer	915	427	257	329	438
Other lending	1,657	1,039	1,026	1,015	1,047
Total	$149,887	$70,774	$64,540	$63,503	$64,642

	September 30,
	2020	2019	2018	2017	2016
Allocation of allowance for loan and lease losses:
Commercial real estate	56.4%	23.8%	26.0%	26.7%	27.8%
Agriculture	18.0%	43.5%	43.6%	40.6%	38.9%
Commercial non-real estate	18.4%	24.8%	21.1%	22.2%	20.1%
Residential real estate	5.5%	5.8%	7.3%	8.4%	11.0%
Consumer	0.6%	0.6%	0.4%	0.5%	0.6%
Other lending	1.1%	1.5%	1.6%	1.6%	1.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%
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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an allowance for unfunded lending-related commitments that represents our estimate of incurred losses on the portion of lending commitments that borrowers have not advanced. The balance of the allowance for unfunded lending-related commitments was $2.4 million and $0.5 million at September 30, 2020 and 2019, respectively, and is recorded in accrued expenses and other liabilities in the consolidated balance sheet.
Investment Securities
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated.

	September 30,
	2020	2019	2018
	(dollars in thousands)
U.S. Treasury securities	$49,924	$94,178	$168,394
U.S. Agency securities	24,974	—	—
Mortgage-backed securities:
Government National Mortgage Association	485,689	501,139	442,458
Federal Home Loan Mortgage Corporation	578,650	463,974	297,380
Federal National Mortgage Association	287,842	322,340	188,192
Small Business Assistance Program	244,653	316,502	260,458
States and political subdivision securities	54,224	66,145	69,566
Other	1,006	1,006	1,006
Total	$1,726,962	$1,765,284	$1,427,454
64-

We generally invest excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, U.S. Agency securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits, to maintain liquidity and to balance interest rate risk. Since September 30, 2019, the fair value of the portfolio has decreased by $8.6 million, or 0.5%.
The following tables present the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield ("WA yield") for each investment category for each maturity period at September 30, 2020. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The WA yield on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	September 30, 2020
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
U.S. Treasury securities	$49,924	2.85%	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%	$49,924	2.85%
U.S. Agency securities	—	—%	24,974	1.13%	—	—%	—	—%	—	—%	—	—%	24,974	1.13%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,596,834	1.88%	—	—%	1,596,834	1.88%
States and political subdivision securities ¹ ²	17,207	1.69%	26,805	1.79%	10,212	2.57%	—	—%	—	—%	—	—%	54,224	1.91%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$67,131	2.55%	$51,779	1.47%	$10,212	2.57%	$—	—%	$1,596,834	1.88%	$1,006	—%	$1,726,962	1.90%

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
Deposits
We obtain funds from depositors by offering consumer and business interest-bearing accounts and term time deposits. At September 30, 2020 and September 30, 2019, our total deposits were $11.01 billion and $10.30 billion, respectively, representing an increase of $708.4 million, or 6.9%. Noninterest-bearing deposits were $2.59 billion, a 32.2% increase for the fiscal year, and interest-bearing deposits were $8.42 billion, a 0.9% increase for the fiscal year. The increase in deposits was a result of inflows from PPP proceeds and consumer stimulus receipts during the period. Our accounts are federally insured by the FDIC up to the legal maximum.
65-

The following table presents the balances and weighted average cost of our deposit portfolio at the following dates.

	September 30,
	2020		2019		2018
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Noninterest-bearing demand	$2,586,743	—%	$1,956,025	—%	$1,842,704	—%
Interest-bearing demand	7,139,058	0.26%	6,248,638	1.00%	6,043,717	0.95%
Time deposits, greater than $250,000	352,913	1.12%	493,530	2.30%	383,868	1.89%
Time deposits, less than or equal to $250,000	930,065	0.75%	1,602,146	1.68%	1,463,210	1.29%
Total	$11,008,779	0.27%	$10,300,339	0.98%	$9,733,499	0.86%
At September 30, 2020 and 2019, we had $329.0 million and $706.5 million, respectively, in brokered deposits. As a result of the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, most reciprocal deposits are no longer treated as brokered deposits and are now included with core commercial deposits.
Municipal public deposits constituted $1.25 billion and $1.04 billion of our deposit portfolio at September 30, 2020, and September 30, 2019, respectively, of which $859.7 million and $691.9 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 6.4% and 7.0% of our total deposits at September 30, 2020 and September 30, 2019, respectively.
The following table presents deposits by region.

	September 30,
	2020	2019	2018
	(dollars in thousands)
South Dakota	$2,839,891	$2,575,833	$2,422,208
Iowa / Missouri	3,184,321	2,799,597	2,757,408
Nebraska / Kansas	2,833,921	2,611,332	2,472,297
Arizona	590,567	508,308	399,212
Colorado	1,300,351	1,237,052	1,228,762
North Dakota / Minnesota	30,228	55,258	50,359
Corporate and other	229,500	512,959	403,253
Total deposits	$11,008,779	$10,300,339	$9,733,499
We fund a portion of our assets with time deposits that have balances greater than $250,000 and that have maturities generally in excess of six months. At September 30, 2020 and September 30, 2019, our time deposits greater than $250,000 totaled $352.9 million and $493.5 million, respectively. The following table presents the maturities of our time deposits greater than $250,000 and less than or equal to $250,000 in size at September 30, 2020.

	September 30, 2020
	Greater than $250,000	Less than or equal to $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$137,706	$288,207
Over three through six months	73,121	212,986
Over six through twelve months	83,516	272,141
Over twelve months	58,570	156,731
Total	$352,913	$930,065
Percent of total deposits	3.2%	8.5%
At September 30, 2020 and September 30, 2019, the average remaining maturity of all time deposits was approximately 8 months for both periods. The average time deposit amount per account was approximately $37,174 and $45,936 at September 30, 2020 and September 30, 2019, respectively.
66-

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
We enter into RPAs with some of our derivative counterparties to assume the credit exposure related to interest rate derivative contracts. Our loan customer enters into an interest rate swap directly with a derivative counterparty and we agree through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $80.7 million and $56.8 million as of September 30, 2020 and September 30, 2019, respectively. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be nominal and $0.1 million at September 30, 2020 and September 30, 2019, respectively, based on the fair value of the underlying swaps.
Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted.

	At and for Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$65,506	$68,992	$90,907
FHLB advances	—	15,000	100,000
Other short-term borrowings	75,000	—	—
Total short-term borrowings	$140,506	$83,992	$190,907

Maximum amount outstanding at any month-end during the period	$539,809	$371,649	$808,325
Average amount outstanding during the period	$218,340	$175,133	$442,398
Weighted average rate for the period	0.75%	1.72%	1.32%
Weighted average rate as of date indicated	0.09%	0.91%	0.80%
Other Borrowings
In addition to FHLB short-term advances, we also had FHLB long-term borrowings of $120.0 million and $325.0 million outstanding as of September 30, 2020 and September 30, 2019, respectively.
We had outstanding $73.8 million and $73.7 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of September 30, 2020 and September 30, 2019, respectively. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
67-

We issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, whose eligibility as Tier 2 capital was reduced by 20% beginning in the quarter ended September 30, 2020, bear interest at a rate per annum equal to three month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. During the fiscal year 2020, we incurred $4.5 million in interest expense on all outstanding subordinated debentures and notes compared to $5.5 million and $5.0 million in fiscal years 2019 and 2018, respectively.
Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at September 30, 2020. Customer deposit obligations categorized as "not determined" include noninterest-bearing demand accounts and interest-bearing demand accounts with no stated maturity date.

	September 30, 2020
	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$1,043,773	$148,329	$63,984	$2,988	$9,749,705	$11,008,779
Securities sold under agreement to repurchase	65,506	—	—	—	—	65,506
FHLB advances and other borrowings	75,000	30,000	90,000	—	—	195,000
Subordinated debentures	—	—	—	75,920	—	75,920
Subordinated notes payable	—	—	35,000	—	—	35,000
Operating leases, net of sublease income					—	—
Accrued interest payable	5,087	—	—	—	—	5,087
Interest on FHLB advances	3,372	3,363	3,747	—	—	10,482
Interest on subordinated debentures	1,876	1,876	5,628	16,963	—	26,343
Interest on subordinated notes payable	1,201	1,201	3,452	—	—	5,854
Other Commitments:
Commitments to extend credit—non-credit card	$1,044,147	$303,226	$460,369	$202,369	$—	$2,010,111
Commitments to extend credit—credit card	128,027	—	—	—	—	128,027
Letters of credit	65,707	—	—	—	—	65,707
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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated.

	September 30,
	2020	2019	2018
	(dollars in thousands)
Commitments to extend credit	$2,138,138	$2,229,678	$2,344,550
Letters of credit	65,707	68,983	69,613
Total	$2,203,845	$2,298,661	$2,414,163
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
68-

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
Great Western Bancorp, Inc. Our primary source of liquidity is cash obtained from dividends by our Bank. We primarily use our cash for the payment of dividends, when and if declared by our Board of Directors, and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our Bank through equity contributions and for acquisitions. At September 30, 2020, our holding company had $36.4 million of cash. During the first quarter of fiscal year 2021, we declared and paid a dividend of $0.01 per common share. The outstanding amount under our private placement subordinated capital notes was $35.0 million at September 30, 2020. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities. To this end, on June 1, 2020 we filed a shelf registration statement with the SEC registering an indeterminate amount of our common stock, debt securities and other securities which we may decide to issue in the future. The specific terms of any shares or other securities we choose to issue will be based on current market conditions and will be described in a supplement to the prospectus contained in the shelf registration statement.
Great Western Bank. Our Bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding with the FHLB. At September 30, 2020, our Bank had cash of $432.9 million (inclusive of $36.4 million of cash from our holding company) and $1.77 billion of highly-liquid securities held in our investment portfolio, of which $1.10 billion were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our Bank has a letter of credit from the FHLB, which is pledged as collateral on public deposits, for $75.0 million. Our Bank had $195.0 million in FHLB borrowings at September 30, 2020, with additional available lines of $2.03 billion. Our Bank also had an additional borrowing capacity of $947.7 million with the FRB Discount Window. Our Bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At September 30, 2020, we had a total of $2.20 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our Bank’s reasonably foreseeable short-term and intermediate-term demands.
69-

Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators.
The following table presents our regulatory capital ratios at September 30, 2020 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	September 30, 2020
	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio ¹	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,195,453	11.8%	6.0%	N/A
Total capital	1,350,658	13.3%	8.0%	N/A
Tier 1 leverage	1,195,453	9.4%	4.0%	N/A
Common equity Tier 1	1,121,621	11.0%	4.5%	N/A
Risk-weighted assets	$10,151,339
Great Western Bank
Tier 1 capital	$1,187,905	11.7%	6.0%	8.0%
Total capital	1,315,077	13.0%	8.0%	10.0%
Tier 1 leverage	1,187,905	9.3%	4.0%	5.0%
Common equity Tier 1	1,187,905	11.7%	4.5%	6.5%
Risk-weighted assets	$10,148,600

[1] Does not include capital conservation buffer, which was 2.5% at September 30, 2020.
At September 30, 2020 and September 30, 2019, our Tier 1 capital included an aggregate of $73.8 million and $73.7 million, respectively, of trust preferred securities issued by our subsidiaries, net of fair value adjustment. At September 30, 2020, our Tier 2 capital included $127.2 million of the allowance for loan and lease losses and $28.0 million of subordinated capital notes whose eligibility as Tier 2 capital was reduced by 20% beginning in the quarter ending September 30, 2020. At September 30, 2019, our Tier 2 capital included $70.8 million of the allowance for loan and lease losses and $35.0 million of subordinated capital notes. Our total risk-weighted assets were $10.15 billion at September 30, 2020.
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
In particular, we evaluate our profitability and performance based on our adjusted net income, adjusted earnings per common share, tangible net income and return on average tangible common equity. Our adjusted net income and adjusted earnings per common share exclude the after-tax effect of items with a significant impact to net income that we do not believe to be recurring in nature, (e.g., one-time acquisition expenses as well as the second quarter of fiscal year 2020 COVID-19 impact on credit and other related charges and the impairment of goodwill and certain intangible assets). Our tangible net income and return on average tangible common equity exclude the effects of amortization expense relating to intangible assets and related tax effects from the acquisition of us by NAB and our acquisitions of other institutions. We believe these measures help highlight trends associated with our financial condition and results of operations by providing net income and return information excluding significant nonrecurring items (for adjusted net income and adjusted earnings per common share) and based on our cash payments and receipts during the applicable period (for tangible net income and return on average tangible common equity).
70-

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
Allowance for Loan and Lease Losses
Description. We maintain an allowance for loan and lease losses at a level management believes is appropriate based on ongoing evaluation of the loan portfolio based on the incurred loss model driven primarily by monitoring changes in loan risk grades, delinquencies, and other credit risk indicators, which are inherently subjective. A well-documented methodology has been developed and is applied to ensure consistency across our markets. We also have a formalized independent loan review program to evaluate loan administration, credit quality, and compliance with corporate loan standards. This program includes periodic, regular reviews of problem loan reports, delinquencies and charge-offs.
71-

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
Effect if Actual Results Differ From Assumptions. The allowance represents our best estimate of incurred losses in the loan portfolio, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on our financial condition and results of operations.
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
72-

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
73-

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
On December 22, 2017, the Tax Reform Act was enacted into law. Beginning in 2018, the Tax Reform Act reduced the federal tax rate for corporations from 35.0% to 21.0% and changed or limited certain tax deductions. The Tax Reform Act required us to revalue our net deferred tax assets in the period of enactment, which stranded certain effects of the tax rate change in accumulated other comprehensive income. We adopted new accounting guidance in the second quarter of fiscal year 2018 that allowed reclassification of $2.4 million in stranded tax effects that related to a change in the federal tax rate from accumulated other comprehensive income to retained earnings. Further discussion is provided in "Note 19. Income Taxes:" on the consolidated financial statements.
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
74-

We rely on interest rate swaps to manage our interest rate exposure on CRE, agricultural and commercial non-real estate loans with fixed interest rates of more than 5 years, such as our tailored business loans. As of September 30, 2020, we had a notional amount of $617.9 million of interest rate swaps outstanding. The overall effectiveness of our interest rate swap strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates. We do not engage in speculative trading activities relating to interest rates, foreign exchange rates, commodity prices, equities or credit.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of September 30, 2020 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with realistic results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Fiscal Year Ended September 30, 2020
Change in Market Interest Rates as of September 30, 2020	Fiscal Year Ending September 30, 2021	Fiscal Year Ending September 30, 2022
Immediate Shifts
+400 basis points	10.45%	18.53%
+300 basis points	7.90%	14.25%
+200 basis points	5.30%	9.86%
+100 basis points	2.73%	5.37%
-100 basis points	(3.69)%	(8.25)%
Gradual Shifts
+400 basis points	1.71%
+300 basis points	1.41%
+200 basis points	1.13%
+100 basis points	0.84%
-100 basis points	(1.01)%
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
75-

For more information on our adjusted net interest income, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures" and for a reconciliation to the most directly comparable GAAP financial measure, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures Reconciliations."
76-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Great Western Bancorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Great Western Bancorp, Inc. (the Company) as of September 30, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 23, 2020 expressed an unqualified opinion thereon.
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
Allowance for loan and lease losses

Description of the Matter	At September 30, 2020, the Company’s total loans were $10.1 billion and the associated allowance for loan and lease losses (ALLL) was $149.9 million. As explained in Note 1 to the consolidated financial statements, the ALLL consists of reserves for probable losses that have been identified by management related to specific borrowing relationships that are individually evaluated for impairment (“specific reserve”), as well as probable losses inherent in the loan portfolio that are not specifically identified (“collective reserve”). Management’s estimate for the collective reserve reflects losses incurred in the loan portfolio as of the consolidated balance sheet reporting date. Incurred loss estimates are based on historical loss experience and portfolio mix. Incurred loss estimates may be adjusted for qualitative factors such as current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and/or significant policy and underwriting changes which are not reflected in the historical loss experience.

Auditing management’s estimate of the ALLL is complex due to the highly judgmental nature of the qualitative factors used to adjust incurred loss estimates reflected in the collective reserve. Management’s identification and measurement of the qualitative factors is highly judgmental and could have a significant effect on the ALLL.

77-

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risk of material misstatement relating to the measurement of the ALLL. This included controls over management’s identification of qualitative risk factors requiring assessment, the review of the basis for determining whether an adjustment for such risk factor was warranted, the basis for the recorded adjustment amount, and the inputs to the recorded adjustments.

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

In addition, we evaluated the overall ALLL amount, inclusive of the adjustments for qualitative factors, and whether the amount appropriately reflects losses incurred in the loan portfolio as of the consolidated balance sheet date. For example, we performed an analytical review of the overall ALLL amount using data from similar banking institutions with similar loan portfolios. We also reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s conclusion.
Goodwill Impairment Charge

Description of the Matter	For the period ended September 30, 2020, the Company recorded a goodwill impairment charge of $740.6 million. As discussed in Note 1 and Note 10 to the consolidated financial statements, goodwill is tested for impairment on the basis of one reporting unit at least annually, or more frequently as events occur or circumstances change. In the second quarter of fiscal year 2020, the Company assessed relevant events and circumstances and determined it was appropriate to perform an impairment test. In performing the test, management used both a market capitalization approach and discounted cash flow approach to determine the estimated fair value of the reporting unit. As a result of this analysis, management determined that the carrying value of the reporting unit exceeded its fair value resulting in the recognition of a goodwill impairment charge.

Auditing management's goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the estimated fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the Company's financial forecast, the discount rate and terminal value, which are affected by expectations about future market or economic conditions, including uncertainty resulting from the COVID-19 pandemic.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company's goodwill impairment process, including controls over management's review of the significant assumptions described above.

To test the estimated fair value of the Company's reporting unit, with the support of our valuation specialists, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. With the support of the specialists, we compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to evaluate changes in the fair value estimate of the reporting unit resulting from changes in the assumptions. In addition, we tested management's reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2011.
Minneapolis, Minnesota
November 23, 2020
78-

GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	September 30,
	2020	2019
Assets
Cash and due from banks	$150,085	$201,487
Interest-bearing bank deposits	282,802	41,987
Cash and cash equivalents	432,887	243,474
Securities available for sale	1,774,626	1,783,208
Loans, net of unearned discounts and deferred fees, including $0 and $31,891 of loans covered by a FDIC loss share agreement at September 30, 2020 and 2019, respectively, and $655,185 and $812,991 of loans at fair value under the fair value option at September 30, 2020 and 2019, respectively, and $12,371 and $7,351 of loans held for sale at September 30, 2020 and 2019, respectively	10,076,142	9,706,763
Allowance for loan and lease losses	(149,887)	(70,774)
Net loans	9,926,255	9,635,989
Premises and equipment, including $600 and $2,757 of property held for sale at September 30, 2020 and 2019, respectively	119,054	120,645
Accrued interest receivable	54,658	58,699
Other repossessed property, including $0 of property covered by a FDIC loss share agreement at September 30, 2020 and 2019	20,034	36,764
Goodwill	—	739,023
Cash surrender value of life insurance policies	31,658	30,796
Net deferred tax assets	47,709	7,286
Other assets	197,558	132,417
Total assets	$12,604,439	$12,788,301
Liabilities and stockholders’ equity
Noninterest-bearing	$2,586,743	$1,956,025
Interest-bearing	8,422,036	8,344,314
Total deposits	11,008,779	10,300,339
Securities sold under agreements to repurchase	65,506	68,992
FHLB advances and other borrowings	195,000	340,000
Subordinated debentures and subordinated notes payable	108,832	108,636
Accrued expenses and other liabilities	63,389	70,085
Total liabilities	11,441,506	10,888,052
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 55,014,189 shares issued and outstanding at September 30, 2020 and 56,283,659 shares issued and outstanding at September 30, 2019	550	563
Additional paid-in capital	1,183,647	1,228,714
Retained earnings	(57,169)	657,475
Accumulated other comprehensive income	35,905	13,497
Total stockholders' equity	1,162,933	1,900,249
Total liabilities and stockholders' equity	$12,604,439	$12,788,301
See accompanying notes.
79-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Income
(Dollars in Thousands, Except Share and Per Share Data)

	Fiscal Years Ended September 30,
	2020	2019	2018
Interest income
Loans	$449,536	$498,935	$451,290
Investment securities	42,653	41,510	29,171
Federal funds sold and other	1,383	2,472	1,376
Total interest income	493,572	542,917	481,837
Interest expense
Deposits	58,603	106,718	60,112
FHLB advances and other borrowings	11,028	9,951	8,848
Subordinated debentures and subordinated notes payable	4,516	5,540	5,040
Total interest expense	74,147	122,209	74,000
Net interest income	419,425	420,708	407,837
Provision for loan and lease losses	118,392	40,947	17,986
Net interest income after provision for loan and lease losses	301,033	379,761	389,851
Noninterest income
Service charges and other fees	37,741	43,893	51,077
Wealth management fees	11,772	8,914	9,219
Mortgage banking income, net	8,959	4,848	5,842
Net gain (loss) on sale of securities	7,890	(178)	6
Net (decrease) increase in fair value of loans at fair value	(32,529)	61,412	(45,407)
Net realized and unrealized (loss) gain on derivatives	(38,439)	(63,444)	44,596
Other	4,623	5,287	8,276
Total noninterest income	17	60,732	73,609
Noninterest expense
Salaries and employee benefits	149,441	136,305	135,352
Data processing and communication	24,455	24,077	29,805
Occupancy and equipment	21,273	20,784	20,330
Professional fees	21,961	14,579	17,891
Advertising	3,396	4,493	4,507
Net loss on repossessed property and other related expenses	12,858	4,367	4,369
Goodwill and intangible assets impairment	742,352	—	—
Other	31,632	20,293	19,171
Total noninterest expense	1,007,368	224,898	231,425
(Loss) income before income taxes	(706,318)	215,595	232,035
(Benefit from) provision for income taxes	(25,510)	48,230	74,119
Net (loss) income	$(680,808)	$167,365	$157,916
Basic earnings per common share
Weighted average common shares outstanding	55,612,251	57,154,865	58,938,169
Basic earnings per share	$(12.24)	$2.93	$2.68
Diluted earnings per common share
Weighted average diluted common shares outstanding	55,612,251	57,257,061	59,131,650
Diluted earnings per share	$(12.24)	$2.92	$2.67
Dividends per share
Dividends paid	$42,456	$62,904	$53,002
Dividends per share	$0.76	$1.10	$0.90
See accompanying notes.
80-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Fiscal Years Ended September 30,
	2020	2019	2018
Net (loss) income	$(680,808)	$167,365	$157,916
Other comprehensive income (loss), net of tax
Securities available for sale:
Net unrealized holding gain (loss) arising during the period	37,630	59,550	(32,816)
Reclassification adjustment for net (gain) loss realized in net income	(7,890)	178	(6)
Income tax (expense) benefit	(7,332)	(14,722)	9,244
Net change in unrealized gain (loss) on securities available for sale	22,408	45,006	(23,578)
Defined benefit pension plan obligation ¹:
Net unrealized holding loss arising during the period	—	—	(329)
Income tax benefit	—	—	125
Net change in unrealized loss in defined benefit pension plan obligation	—	—	(204)
Other comprehensive income (loss), net of tax	22,408	45,006	(23,782)
Comprehensive (loss) income	$(658,400)	$212,371	$134,134

[1] The Company's Board of Directors voted to terminate the defined benefit pension plan ("Pension Plan") effective February 1, 2018. Transfer of all Pension Plan assets, liabilities and administrative responsibilities were completed as of September 30, 2018.

See accompanying notes.

81-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Stockholders' Equity
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, October 1, 2017		$588	$1,314,039	$445,747	$(5,374)	$1,755,000
Net income	$157,916	—	—	157,916	—	157,916
Other comprehensive (loss), net of tax	(23,782)	—	—	—	(23,782)	(23,782)
Total comprehensive income	$134,134
Stock-based compensation, net of tax		1	4,418	—	—	4,419
Reclassification due to adoption of ASU 2018-02 ¹		—	—	2,353	(2,353)	—
Cash dividends:
Common stock, $0.90 per share		—	—	(53,002)	—	(53,002)
Balance, September 30, 2018		$589	$1,318,457	$553,014	$(31,509)	$1,840,551
Net income	$167,365	—	—	167,365	—	167,365
Other comprehensive income, net of tax	45,006	—	—	—	45,006	45,006
Total comprehensive income	$212,371
Stock-based compensation, net of tax		1	4,581	—	—	4,582
Repurchase of common stock		(27)	(94,324)	—	—	(94,351)
Cash dividends:
Common stock, $1.10 per share		—	—	(62,904)	—	(62,904)
Balance, September 30, 2019		$563	$1,228,714	$657,475	$13,497	$1,900,249
Net (loss)	$(680,808)	—	—	(680,808)	—	(680,808)
Other comprehensive income, net of tax	22,408	—	—	—	22,408	22,408
Total comprehensive (loss)	$(658,400)
Cumulative effect adjustment ²		—	—	(182)	—	(182)
Stock-based compensation, net of tax		1	3,704	—	—	3,705
Repurchase of common stock		(14)	(39,969)	—	—	(39,983)
Cash dividends:
Common stock, $0.76 per share		—	(8,802)	(33,654)	—	(42,456)
Balance, September 30, 2020		$550	$1,183,647	$(57,169)	$35,905	$1,162,933

[1] Reclassification due to adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
[2] Cumulative effect adjustment relates to the adoption of ASU 2016-02, Leases (Topic 872).and related ASUs on October 1, 2019. See Note 2, "New Accounting Pronouncements," for additional information.
See accompanying notes.
82-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Fiscal Years Ended September 30,
	2020	2019	2018
Operating activities
Net (loss) income	$(680,808)	$167,365	$157,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,354	13,655	13,093
Amortization of FDIC indemnification asset	1,012	1,386	2,778
Net loss on sale of securities and other assets	2,851	2,825	5,731
Net gain on sale of loans	(9,910)	(5,680)	(6,829)
Provision for loan and lease losses	118,392	40,947	17,986
Goodwill and intangible assets impairment	742,352	—	—
Provision for (reversal of) loan servicing rights loss	9	(4)	(73)
Stock-based compensation	3,705	4,582	4,419
Originations of residential real estate loans held for sale	(501,947)	(289,973)	(264,514)
Proceeds from sales of residential real estate loans held for sale	506,837	293,758	273,343
Net deferred income taxes	(47,754)	8,124	21,302
Changes in:
Accrued interest receivable	4,040	249	(5,772)
Other assets	(77,271)	(48,524)	(34,209)
Accrued interest payable and other liabilities	(5,398)	2,949	(2,742)
Net cash provided by operating activities	82,464	191,659	182,429
Investing activities
Purchase of securities available for sale	(677,873)	(774,707)	(334,900)
Proceeds from sales of securities available for sale	151,899	175,007	24,971
Proceeds from maturities of securities available for sale	564,123	257,201	254,985
Net increase in loans	(426,156)	(348,479)	(490,804)
Payment of covered losses from FDIC indemnification claims	(47)	(14)	(770)
Purchase of premises and equipment	(6,108)	(15,643)	(13,878)
Proceeds from sale of premises and equipment	44	606	4,599
Proceeds from sale of repossessed property	20,392	9,981	7,468
Purchase of FHLB stock	(113,437)	(89,948)	(64,172)
Proceeds from redemption of FHLB stock	122,483	87,528	79,190
Net cash paid in business acquisition	(4,711)	—	—
Net cash used in investing activities	(369,391)	(698,468)	(533,311)
Financing activities
Net increase in deposits	708,563	567,004	756,145
Net decrease in securities sold under agreements to repurchase and other short-term borrowings	(3,486)	(21,915)	(41,729)
Proceeds from FHLB advances and other long-term borrowings	755,000	810,000	150,000
Repayments on FHLB advances and other long-term borrowings	(900,000)	(745,000)	(518,200)
Common stock repurchased	(39,983)	(94,351)	—
Taxes paid related to net share settlement of equity awards	(1,298)	(1,247)	(4,032)
Dividends paid	(42,456)	(62,904)	(53,002)
Net cash provided by financing activities	476,340	451,587	289,182
Net increase (decrease) in cash and cash equivalents	189,413	(55,222)	(61,700)
Cash and cash equivalents, beginning of period	243,474	298,696	360,396
Cash and cash equivalents, end of period	$432,887	$243,474	$298,696
Supplemental disclosure of cash flow information
Cash payments for interest	$85,151	$114,891	$69,633
Cash payments for income taxes	$29,405	$46,884	$50,020
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(14,088)	$(25,668)	$(25,926)
See accompanying notes.
83-

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
Subsequent Events
On October 28, 2020, the Board of Directors of the Company declared a dividend of $0.01 per common share payable on November 27, 2020 to stockholders of record as of close of business on November 12, 2020.
The Company evaluated subsequent events through the date its consolidated financial statements were issued. Other than those described above, there were no other material events or transactions that would require recognition on the consolidated financial statements or disclosure in the notes to the consolidated financial statements.
84-

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
85-

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
86-

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
87-

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
The consumer lending class includes loans made to consumer customers including loans secured by automobiles and other installment loans. Historical loss history is the primary factor in determining the allowance for loan and lease losses for the consumer and other lending classes. Key risk characteristics relevant to loans in the consumer and other lending classes primarily relate to the borrower’s capacity and willingness to repay and include unemployment rates and other economic factors, and customer payment and overall credit history. These risk characteristics, among others, are reflected in the environmental factors considered in determining the allowance for loan and lease losses.
The other lending class includes all other loan relationships that do not fit within the categories above, primarily consumer and commercial credit cards, customer deposit account overdrafts, and lease receivables.
The Company assigns all non-consumer loans a credit quality risk rating. These ratings are Pass, Watch, Substandard, Doubtful and Loss. Loans with a Pass and Watch rating represent those loans not classified on the Company’s rating scale as problem credits, with loans with a Watch rating being monitored and updated at least quarterly by management. Substandard loans are those where a well-defined weakness has been identified that may put full collection of contractual debt at risk. Doubtful loans are those where a well-defined weakness has been identified and a loss of contractual debt is probable. Substandard and doubtful loans are monitored and updated monthly. All non-consumer loan risk ratings are monitored by management and updated as deemed appropriate. The Company generally does not risk rate residential real estate or consumer loans unless a default event such as bankruptcy or extended nonperformance takes place. Alternatively, delinquencies are monitored and standard credit scoring systems are used to assess credit risks of residential real estate and consumer loans.
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
Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments
The Company maintains an allowance for loan and lease losses under the incurred loss model at a level believed to be appropriate to reserve for credit losses inherent in the loan portfolio. The allowance for loan and lease losses is determined based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies, and other credit risk indicators, which are inherently subjective.
The Company considers the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. In addition, consideration is given to concentration risks associated with the various loan portfolios and current economic conditions that might impact the portfolio. The Company also considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry, or customer-specific concentrations), trends in loan performance, relevant data from similar banking institutions and macroeconomic factors, such as changes in unemployment rates, gross domestic product, and consumer bankruptcy filings.
88-

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
FDIC Indemnification Asset and Clawback Liability
In conjunction with a FDIC assisted transaction of TierOne Bank in 2010, the Company entered into a loss share agreement with the FDIC covering certain single family residential mortgage loans with claim period that ended June 4, 2020. The agreement covered a portion of realized losses on loans, foreclosed real estate and certain other assets.
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
89-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The loss share assets were measured separately from the related loans and foreclosed real estate and recorded as an FDIC indemnification asset on the consolidated balance sheets because they were not contractually embedded in the loans and were not transferable with the loans should the Company have chosen to dispose of them. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses reduced the carrying amount of the loss share assets. Reductions to expected losses on covered assets, to the extent such reductions to expected losses were the result of an improvement to the actual or expected cash flows from the covered assets, also reduced the carrying amount of the loss share assets. The rate of accretion of the indemnification asset discount included in interest income slowed to mirror the accelerated accretion of the loan discount. Additional expected losses on covered assets, to the extent such expected losses resulted in the recognition of an allowance for loan and lease losses, increased the carrying amount of the loss share assets. A related increase in the value of the indemnification asset up to the amount covered by the FDIC was calculated based on the reimbursement rates from the FDIC and was included in other noninterest income. The corresponding loan accretion or amortization was recorded as a component of interest income on the consolidated statements of income. Although these assets were contractual receivables from the FDIC, there were no contractual interest rates. The Company recorded indemnification assets in other assets on the consolidated balance sheets which represented estimated future amounts recoverable from the FDIC. The indemnification asset was zero at September 30, 2020.
As part of the loss sharing agreement, the Company also assumed a liability ("FDIC Clawback Liability") to be paid within 45 days subsequent to the maturity or termination of the loss sharing agreement that is contingent upon actual losses incurred over the life of the agreement relative to expected losses considered in the consideration paid at acquisition date and the amount of losses reimbursed to the Company under the loss sharing agreement. The liability was recorded at fair value as of the acquisition date. The fair value was based on a discounted cash flow calculation that considered the formula defined in the loss sharing agreement and projected losses. The difference between the fair value at acquisition date and the projected losses was amortized through other noninterest expense. As projected losses and reimbursements were updated, as described above, the FDIC Clawback Liability was adjusted and a gain or loss was recorded in other noninterest expense. The liability was paid in full during the fourth quarter of fiscal year 2020 as a result of the termination or expiration of the loss sharing agreement in June 2020..
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
Other Repossessed Property
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Income and expenses from operations of repossessed property are included in noninterest expense. Residential real estate loans which were in the process of being foreclosed as of September 30, 2020 and 2019 were approximately $0.5 million and $0.6 million, respectively.
Long-lived Asset Impairment
The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset’s carrying value is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Other than the impairment of goodwill and certain intangible assets discussed in the subsequent sections, there was no long-lived asset impairment recognized during the fiscal year ended September 30, 2020. No long-lived asset impairments were recognized during the fiscal years ended September 30, 2019 or 2018.
90-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Goodwill
Goodwill represented the excess purchase price over the fair value of identifiable net assets of acquired companies. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, the Company conducted a goodwill impairment test at least annually, or more frequently as events occurred or circumstances changed that more-likely-than-not reduced the fair value below its carrying amount. In accordance with ASC 350-20, the Company assessed qualitative factors to determine whether it was more-likely-than-not the fair value of the reporting unit was less than its carrying amount. If the Company concluded based on the qualitative assessment that goodwill may be impaired, a quantitative one-step impairment test was then applied. An impairment loss was recognized for any excess of carrying value over fair value of the goodwill. Subsequent increases in goodwill are not recognized in the consolidated financial statements.
In the second quarter of fiscal year 2020, the onset of the COVID-19 pandemic prompted the Company to assess qualitative and quantitative factors to determine whether it was more-likely-than-not the fair value of the Company was less than the carrying amount. As a result of the analysis, the Company recognized a goodwill impairment charge of $740.6 million for the fiscal year ended September 30, 2020. No goodwill impairment was recognized during the fiscal years ended September 30, 2019 or 2018. See Note 12 for additional disclosure on goodwill impairment.
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
The methods and lives used to amortize intangible assets are as follows.

Intangible	Method	Years
Core deposit	Straight-line or effective yield	5 - 10
Customer relationships	Straight-line	13
Other intangibles	Straight-line	1.25 - 9.33
Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As noted above, as a result of the onset of the COVID-19 pandemic in the second quarter of fiscal year 2020, the Company recognized an impairment on certain intangible assets of $1.8 million for the fiscal year ended September 30, 2020. No intangible asset impairments were recognized during the fiscal years ended September 30, 2019 or 2018. See Note 13 for additional disclosure on intangible impairment.
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
91-

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
In addition, the Company enters into forward interest rate lock commitments on mortgage loans to be held for sale, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding. The Company also has corresponding forward sales contracts related to these interest rate lock commitments. Both the mortgage loan commitments and the related sales contracts are considered derivatives and are recorded at fair value and included in other assets or other liabilities on the consolidated balance sheets with changes in fair value offsetting each other in net realized and unrealized gain (loss) on derivatives on the consolidated statements of income.
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
Income Taxes
On December 22, 2017, the Tax Reform Act was enacted into law. Beginning in 2018, the Tax Reform Act reduced the federal tax rate for corporations from 35% to 21% and changed or limited certain tax deductions. The Tax Reform Act required the Company to revalue its net deferred tax assets in the period of enactment, which stranded certain effects of the tax rate change in accumulated other comprehensive income. The Company adopted new accounting guidance in the second quarter of fiscal year 2018 that allowed reclassification of $2.4 million in stranded tax effects that related to a change in the federal tax rate from accumulated other comprehensive income to retained earnings. See further discussion in "Note 19. Income Taxes."
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
92-

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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. For fiscal years 2020 and 2019, other comprehensive income (loss) consisted of unrealized appreciation (depreciation) on available for sale securities. For fiscal year 2018, other comprehensive income (loss) consisted of unrealized appreciation (depreciation) on available for sale securities and the defined benefit pension plan obligation acquired from HF Financial which covered former employees of HF Financial and its wholly-owned subsidiaries.
2. New Accounting Standards
Accounting Standards Adopted in Fiscal Year 2020
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services. This ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Nonemployees. The Company early adopted ASU 2018-07 effective October 1, 2019. The adoption did not have an impact on the Company's consolidated financial statements.
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
93-

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
The Company adopted the standard in the first fiscal quarter of 2021. Our CECL allowance methodology will be driven by our new credit scoring system, our charge-off history and adjusted for the economic outlook as provided by Oxford Economics. The Company is currently finalizing controls, processes, policies and disclosures and has completed parallel runs. The Company continues its implementation efforts and is in process of determining the final impact on the Company's financial condition, results of operations, liquidity and regulatory capital ratios. The impact of the adoption will depend on the composition, characteristics and credit quality of the loan portfolio as well as economic conditions and forecast as of the adoption date. The CECL standard does not apply to the fair value portfolio and as such there will be no change to this portfolio upon adoption of this standard..
94-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
3. Restrictions on Cash and Cash Equivalents
The Company is required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of transactional deposits, however the Federal Reserve reduced reserve requirement to zero effective March 26, 2020. The total requirement was approximately $0.0 million and $51.2 million at September 30, 2020 and 2019, respectively.
4. Securities Available for Sale
The amortized cost and approximate fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2020
U.S. Treasury securities	$49,924	$228	$—	$50,152
U.S. Agency securities	24,974	86	—	25,060
Mortgage-backed securities:
Government National Mortgage Association	485,689	11,481	(43)	497,127
Federal Home Loan Mortgage Corporation	578,650	18,919	(9)	597,560
Federal National Mortgage Association	287,842	7,788	(16)	295,614
Small Business Assistance Program	244,653	7,884	(58)	252,479
States and political subdivision securities	54,224	1,356	—	55,580
Other	1,006	48	—	1,054
Total	$1,726,962	$47,790	$(126)	$1,774,626

95-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2019
U.S. Treasury securities	$94,178	$599	$(32)	$94,745
Mortgage-backed securities:
Government National Mortgage Association	501,139	3,374	(3,027)	501,486
Federal Home Loan Mortgage Corporation	463,974	8,840	(770)	472,044
Federal National Mortgage Association	322,340	5,409	(398)	327,351
Small Business Assistance Program	316,502	3,674	(154)	320,022
States and political subdivision securities	66,145	494	(116)	66,523
Other	1,006	31	—	1,037
Total	$1,765,284	$22,421	$(4,497)	$1,783,208
The amortized cost and approximate fair value of debt securities available for sale as of September 30, 2020 and 2019, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalty.

	September 30, 2020		September 30, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$67,131	$67,456	$58,377	$58,343
Due after one year through five years	51,779	52,694	89,836	90,601
Due after five years through ten years	10,212	10,642	12,110	12,324
Due after ten years	—	—	—	—
	129,122	130,792	160,323	161,268
Mortgage-backed securities	1,596,834	1,642,780	1,603,955	1,620,903
Securities without contractual maturities	1,006	1,054	1,006	1,037
Total	$1,726,962	$1,774,626	$1,765,284	$1,783,208
Proceeds from sales of securities available for sale were $151.9 million, $175.0 million and $25.0 million for the fiscal years ended September 30, 2020, 2019 and 2018 respectively. Gross gains (pre-tax) of $7.9 million, $0.3 million and $0.0 million were realized on the sales for the fiscal years ended September 30, 2020, 2019 and 2018, respectively, using the specific identification method. Gross losses (pre-tax) were nominal, $0.5 million and $0.0 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively, using the specific identification method. The Company recognized no other-than-temporary impairment for the fiscal years ended September 30, 2020, 2019 and 2018.
Securities with an estimated fair value of approximately $1.10 billion and $863.9 million at September 30, 2020 and 2019, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 6% and 36% of the Company’s investment portfolio at September 30, 2020 and 2019, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are temporary. As the Company does not intend to sell the securities and it is not more-likely-than-not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired at September 30, 2020 or 2019.
96-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
As of September 30, 2020
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	71,547	(103)	27,897	(23)	99,444	(126)
States and political subdivision securities	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$71,547	$(103)	$27,897	$(23)	$99,444	$(126)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2019
U.S. Treasury securities	$—	$—	$44,729	$(32)	$44,729	$(32)
Mortgage-backed securities	94,612	(205)	474,979	(4,144)	569,591	(4,349)
States and political subdivision securities	—	—	23,693	(116)	23,693	(116)
Other	—	—	—	—	—	—
Total	$94,612	$(205)	$543,401	$(4,292)	$638,013	$(4,497)
As of September 30, 2020 and 2019, the Company had 18 and 169 securities, respectively, in an unrealized loss position.
5. Loans
The following table presents the composition of net loans as of September 30, 2020 and 2019.

	September 30,
	2020	2019
	(dollars in thousands)
Commercial real estate	$5,274,941	$5,092,410
Agriculture	1,724,350	2,008,644
Commercial non-real estate	2,181,656	1,719,956
Residential real estate	830,102	812,208
Consumer	63,206	51,925
Other	37,347	47,541
Ending balance	10,111,602	9,732,684
Less: Unamortized discount on acquired loans	(8,215)	(13,655)
Unearned net deferred fees and costs and net loans in process	(27,245)	(12,266)
Total	$10,076,142	$9,706,763
The loan segments above include loans covered by a FDIC non-commercial loss sharing agreement, which ended June 4, 2020, totaling $0.0 million and $31.9 million as of September 30, 2020 and 2019, respectively, residential real estate loans held for sale totaling $12.4 million and $7.4 million at September 30, 2020 and 2019, respectively, and $655.2 million and $813.0 million of loans accounted for at fair value as of September 30, 2020 and 2019, respectively.
Unearned net deferred fees and costs totaled $29.0 million and $13.9 million as of September 30, 2020 and 2019, respectively. Net loans in process represent loans that have been funded as of the balance sheet dates but not classified into a loan category and loan payments received as of the balance sheet dates that have not been applied to individual loan accounts. Net loans in process totaled $(1.8) million and $(1.6) million as of September 30, 2020 and 2019, respectively.
Loans guaranteed by agencies of the U.S. government totaled $869.3 million and $154.2 million at September 30, 2020 and 2019, respectively.
Principal balances of residential real estate loans sold totaled $496.9 million and $288.1 million for the fiscal years ended September 30, 2020 and 2019, respectively.
97-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Nonaccrual
The following table presents the Company’s nonaccrual loans at September 30, 2020 and 2019, excluding ASC 310-30 loans. Loans greater than 90 days past due and still accruing interest as of September 30, 2020 and 2019 were $0.0 million and $11.2 million, respectively.

	September 30,
	2020	2019
Nonaccrual loans	(dollars in thousands)
Commercial real estate	$73,146	$14,973
Agriculture	217,642	77,880
Commercial non-real estate	26,843	9,502
Residential real estate	4,441	2,661
Consumer	74	74
Total	$322,146	$105,090
Credit Quality Information
The following table presents the composition of the loan portfolio by internally assigned grade as of September 30, 2020 and 2019. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $655.2 million for September 30, 2020 and $813.0 million for September 30, 2019.

As of September 30, 2020	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate ¹	Consumer ¹	Other	Total
Credit Risk Profile by Internally Assigned Grade	(dollars in thousands)
Grade:
Pass	$4,062,814	$968,875	$1,851,323	$806,436	$62,285	$37,347	$7,789,080
Watchlist	577,399	265,714	94,401	6,972	709	—	945,195
Substandard	229,467	348,910	94,316	13,173	93	—	685,959
Doubtful	3,323	11,540	11,623	1,473	4	—	27,963
Loss	—	—	—	—	—	—	—
Ending balance	4,873,003	1,595,039	2,051,663	828,054	63,091	37,347	9,448,197
Loans covered by a FDIC loss sharing agreement	—	—	—	—	—	—	—
Total	$4,873,003	$1,595,039	$2,051,663	$828,054	$63,091	$37,347	$9,448,197

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

98-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Past Due Loans
The following table presents the Company’s past due loans at September 30, 2020 and 2019. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value with changes in fair value reported in earnings of $655.2 million for September 30, 2020 and $813.0 million for September 30, 2019.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
As of September 30, 2020	(dollars in thousands)
Commercial real estate	$7,639	$1,255	$51,691	$60,585	$4,812,418	$4,873,003
Agriculture	4,371	55,649	96,290	156,310	1,438,729	1,595,039
Commercial non-real estate	2,865	647	8,362	11,874	2,039,789	2,051,663
Residential real estate	1,358	1,101	3,073	5,532	822,522	828,054
Consumer	37	8	22	67	63,024	63,091
Other	—	—	—	—	37,347	37,347
Ending balance	16,270	58,660	159,438	234,368	9,213,829	9,448,197
Loans covered by a FDIC loss sharing agreement	—	—	—	—	—	—
Total	$16,270	$58,660	$159,438	$234,368	$9,213,829	$9,448,197

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Financing Receivables
As of September 30, 2019	(dollars in thousands)
Commercial real estate	$3,587	$570	$2,475	$6,632	$4,566,452	$4,573,084
Agriculture	13,411	1,267	33,089	47,767	1,806,772	1,854,539
Commercial non-real estate	3,932	120	4,424	8,476	1,561,739	1,570,215
Residential real estate	311	676	939	1,926	775,086	777,012
Consumer	61	110	7	178	51,580	51,758
Other	—	—	—	—	47,541	47,541
Ending balance	21,302	2,743	40,934	64,979	8,809,170	8,874,149
Loans covered by a FDIC loss sharing agreement	536	410	331	1,277	30,614	31,891
Total	$21,838	$3,153	$41,265	$66,256	$8,839,784	$8,906,040
Impaired Loans
The following table presents the Company’s impaired loans. This table excludes purchased credit impaired loans and loans measured at fair value with changes in fair value reported in earnings.

	September 30, 2020			September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans:	(dollars in thousands)
With an allowance recorded:
Commercial real estate	$111,121	$114,034	$25,087	$26,003	$26,297	$4,159
Agriculture	53,052	55,145	8,151	98,392	104,350	8,234
Commercial non-real estate	39,821	47,571	7,822	21,331	21,777	6,062
Residential real estate	5,670	6,314	1,903	3,829	4,311	1,795
Consumer	98	109	30	207	214	97
Total impaired loans with an allowance recorded	209,762	223,173	42,993	149,762	156,949	20,347
With no allowance recorded:
Commercial real estate	121,380	161,211	—	28,272	66,631	—
Agriculture	308,734	332,272	—	231,087	255,308	—
Commercial non-real estate	66,542	75,365	—	21,579	31,414	—
Residential real estate	6,543	8,818	—	3,290	5,454	—
Consumer	—	108	—	1	108	—
Total impaired loans with no allowance recorded	503,199	577,774	—	284,229	358,915	—
Total impaired loans	$712,961	$800,947	$42,993	$433,991	$515,864	$20,347
99-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table presents the average recorded investment on impaired loans and interest income recognized on impaired loans for the fiscal years ended September 30, 2020, 2019 and 2018.

	Fiscal Years Ended September 30,
	2020		2019		2018
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(dollars in thousands)
Commercial real estate	$137,017	$8,528	$42,374	$2,339	$54,434	$2,815
Agriculture	355,719	22,927	223,146	13,093	127,483	4,767
Commercial non-real estate	89,152	7,745	28,196	1,791	28,938	1,405
Residential real estate	10,408	691	6,889	410	7,156	452
Consumer	138	9	231	20	219	14
Total	$592,434	$39,900	$300,836	$17,653	$218,230	$9,453
Valuation adjustments made to repossessed properties for the fiscal years ended September 30, 2020 and 2019, totaled $10.8 million and $2.3 million, respectively. The adjustments are included in net loss on repossessed property and other related expenses in noninterest expense.
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are TDRs that were classified as impaired. These TDRs do not include purchased credit impaired loans. When the Company grants concessions to borrowers such as reduced interest rates or extensions of loan periods that would not be considered other than because of borrowers’ financial difficulties, the modification is considered a TDR. In fiscal year 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. These modifications generally involve principal and/or interest payment deferrals for up to six months to borrowers who were current prior to any relief. These modifications generally meet the criteria of the CARES Act and the joint regulator interagency revised statement issued in April 2020, and therefore, the Company does not account for such loan modifications as TDRs.
Specific reserves included in the allowance for loan and lease losses for TDRs were $11.0 million and $10.3 million at September 30, 2020 and 2019, respectively. Commitments to lend additional funds to borrowers whose loans were modified in a TDR were $0.0 million as of September 30, 2020 and $0.2 million as of September 30, 2019.
The following table presents the recorded value of the Company’s TDR balances as of September 30, 2020 and 2019.

	September 30, 2020		September 30, 2019
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Commercial real estate	$23,215	$11,913	$17,145	$904
Agriculture	2,976	45,971	22,929	24,762
Commercial non-real estate	8,734	4,803	4,398	4,257
Residential real estate	277	74	263	102
Consumer	3	31	107	48
Total	$35,205	$62,792	$44,842	$30,073
100-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
TDRs are generally restructured through either a rate modification, term extension, payment modification or due to a bankruptcy. The following table presents a summary of all accruing loans restructured in TDRs during the fiscal years ended September 30, 2020, 2019 and 2018.

	September 30, 2020			September 30, 2019			September 30, 2018
		Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Commercial real estate	4	$17,586	$17,586	2	$15,466	$15,466	1	$2,041	$2,041
Agriculture	2	993	993	16	11,537	11,537	5	10,753	10,753
Commercial non-real estate	5	6,353	6,353	2	1,445	1,445	—	—	—
Residential real estate	1	50	50	—	—	—	—	—	—
Consumer	—	—	—	2	188	188	1	73	73
Total accruing	12	$24,982	$24,982	22	$28,636	$28,636	7	$12,867	$12,867
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—
The following table presents a summary of all nonaccruing loans restructured in TDRs during the fiscal years ended September 30, 2020, 2019 and 2018.

	September 30, 2020			September 30, 2019			September 30, 2018
		Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Commercial real estate	1	$2,216	$2,216	1	$882	$882	—	$—	$—
Agriculture	12	27,807	27,807	9	5,802	5,802	9	9,990	9,990
Commercial non-real estate	5	1,752	1,752	2	3,699	3,699	—	—	—
Residential real estate	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total nonaccruing	18	$31,775	$31,775	12	$10,383	$10,383	9	$9,990	$9,990
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default for the fiscal years ended September 30, 2020, 2019 and 2018.

	Fiscal Years Ended September 30,
	2020		2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate	1	$—	—	$—	—	$—
Agriculture	10	1,144	—	—	1	366
Commercial non-real estate	4	921	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	1	—	—	—
Total	15	$2,065	1	$—	1	$366
For purposes of the table above, a loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. There were $0.3 million, $0.0 million and $0.8 million as of September 30, 2020, 2019 and 2018, respectively, of loans removed from TDR status as they were restructured at market terms and are performing.
101-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
6. Allowance for Loan and Lease Losses
The following tables present the Company’s allowance for loan and lease losses roll forward for the fiscal years ended September 30, 2020, 2019 and 2018.

Fiscal Year Ended September 30, 2020	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance, October 1, 2019	$16,827	$30,819	$17,567	$4,095	$427	$1,039	$70,774
Charge-offs	(5,181)	(21,705)	(14,178)	(615)	(87)	(2,984)	(44,750)
Recoveries	1,395	2,189	1,018	453	78	338	5,471
Provision	71,474	15,980	23,192	3,827	467	3,264	118,204
(Improvement) impairment of ASC 310-30 loans	(19)	(265)	—	442	30	—	188
Ending balance, September 30, 2020	$84,496	$27,018	$27,599	$8,202	$915	$1,657	$149,887

Fiscal Year Ended September 30, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance, October 1, 2018	$16,777	$28,121	$13,610	$4,749	$257	$1,026	$64,540
Charge-offs	(1,511)	(24,847)	(7,895)	(998)	(452)	(1,358)	(37,061)
Recoveries	567	385	392	468	174	362	2,348
Provision	1,514	27,160	11,431	(56)	448	1,009	41,506
(Improvement) impairment of ASC 310-30 loans	(520)	—	29	(68)	—	—	(559)
Ending balance, September 30, 2019	$16,827	$30,819	$17,567	$4,095	$427	$1,039	$70,774

Fiscal Year Ended September 30, 2018	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Beginning balance, October 1, 2017	$16,941	$25,757	$14,114	$5,347	$329	$1,015	$63,503
Charge-offs	(3,925)	(9,473)	(3,813)	(569)	(192)	(1,932)	(19,904)
Recoveries	533	332	994	337	141	618	2,955
Provision	3,231	11,355	2,315	(451)	(21)	1,325	17,754
(Improvement) impairment of ASC 310-30 loans	(3)	150	—	85	—	—	232
Ending balance, September 30, 2018	$16,777	$28,121	$13,610	$4,749	$257	$1,026	$64,540
The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance as of September 30, 2020 and 2019. These tables are presented net of unamortized discount on acquired loans and excludes loans of $655.2 million measured at fair value, loans held for sale of $12.4 million, and guaranteed loans of $862.3 million for September 30, 2020; and loans measured at fair value of $813.0 million, loans held for sale of $7.4 million, and guaranteed loans of $145.9 million for September 30, 2019.

As of September 30, 2020	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$25,087	$8,151	$7,822	$1,903	$30	$—	$42,993
Collectively evaluated for impairment	59,268	18,867	19,748	5,805	855	1,657	106,200
ASC 310-30 loans	141	—	29	494	30	—	694
Total allowance	$84,496	$27,018	$27,599	$8,202	$915	$1,657	$149,887
Financing Receivables
Individually evaluated for impairment	$232,501	$361,786	$106,363	$12,213	$98	$—	$712,961
Collectively evaluated for impairment	4,543,704	1,188,442	1,200,794	777,610	62,701	37,347	7,810,598
ASC 310-30 loans	20,928	2,969	192	25,570	292	—	49,951
Loans Outstanding	$4,797,133	$1,553,197	$1,307,349	$815,393	$63,091	$37,347	$8,573,510

102-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

As of September 30, 2019	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate	Consumer	Other	Total
	(dollars in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$4,159	$8,234	$6,062	$1,795	$97	$—	$20,347
Collectively evaluated for impairment	12,509	22,320	11,476	2,188	330	1,039	49,862
ASC 310-30 loans	159	265	29	112	—	—	565
Total allowance	$16,827	$30,819	$17,567	$4,095	$427	$1,039	$70,774
Financing Receivables
Individually evaluated for impairment	$54,275	$329,479	$42,910	$7,119	$208	$—	$433,991
Collectively evaluated for impairment	4,418,611	1,501,164	1,480,949	763,645	51,112	47,541	8,263,022
ASC 310-30 loans	22,124	2,756	221	30,280	438	—	55,819
Loans Outstanding	$4,495,010	$1,833,399	$1,524,080	$801,044	$51,758	$47,541	$8,752,832
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
The ALLL for ASC 310-30 loans totaled $0.7 million at September 30, 2020, compared to $0.6 million at September 30, 2019. During fiscal year 2020, loan pools accounted for under ASC 310-30 had a net impairment of $0.2 million, a net reversal of $0.6 million for fiscal year 2019 and a net impairment of $0.2 million for fiscal year 2018.
The reserve for unfunded loan commitments was $2.4 million and $0.5 million at September 30, 2020 and 2019, respectively, and is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
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
The re-assessment of purchased credit impaired loans resulted in the following changes in the accretable yield during the fiscal years ended September 30, 2020, 2019 and 2018.

	Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands)
Balance, beginning of period	$26,047	$34,973	$44,131
Accretion	(6,869)	(9,202)	(13,193)
Reclassification (to) from nonaccretable difference	(3,790)	276	4,035
Balance, end of period	$15,388	$26,047	$34,973
103-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The reclassifications (to) from nonaccretable difference noted in the table above represent instances where specific pools of loans are expected to perform (worse) better over the remaining lives of the loans than expected at the prior re-assessment date.
The following table provides purchased impaired loans at September 30, 2020 and 2019.

	September 30, 2020			September 30, 2019
	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³	Outstanding Balance ¹	Recorded Investment ²	Carrying Value ³
	(dollars in thousands)
Commercial real estate	$86,691	$20,928	$20,787	$90,295	$22,124	$21,965
Agriculture	3,954	2,969	2,969	4,462	2,756	2,491
Commercial non-real estate	6,937	192	163	7,190	221	192
Residential real estate	29,757	25,570	25,076	35,413	30,280	30,168
Consumer	351	292	262	493	438	438
Total lending	$127,690	$49,951	$49,257	$137,853	$55,819	$55,254

[1] Represents the legal balance of ASC 310-30 loans.
[2] Represents the book balance of ASC 310-30 loans.
[3] Represents the book balance of ASC 310-30 loans net of the related allowance for loan and lease losses.

8. FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the TierOne Bank acquisition, the Company was reimbursed for a portion of the losses incurred on covered assets under the non-commercial loss share agreement, which ended on June 4, 2020. As covered assets were resolved, whether through repayment, short sale of the underlying collateral, the foreclosure on or sale of collateral, or the sale or charge-off of loans or other repossessed property, any differences between the carrying value of the covered assets versus the payments received during the resolution process that were reimbursable by the FDIC was recognized as reductions in the FDIC indemnification asset. Any gains or losses realized from the resolution of covered assets reduced or increased, respectively, the amount recoverable from the FDIC.
The following table represents a summary of the activity related to the FDIC indemnification asset for the fiscal years ended September 30, 2020, 2019 and 2018.

	Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands)
Balance, beginning of period	$1,079	$2,502	$5,704
Amortization	(1,012)	(1,386)	(2,778)
Changes in expected reimbursements from FDIC for changes in expected credit losses	—	(10)	(122)
Changes in reimbursable expenses	—	(41)	(1,072)
Payments of covered losses to the FDIC	47	14	770
Settlement upon expiration of loss-sharing arrangement	(114)	—	—
Balance, end of period	$—	$1,079	$2,502
The loss claims filed were subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreement which ended June 4, 2020. The final claim certificate was filed in July 2020.
104-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
9. Premises and Equipment
The following table presents the major classes of premises and equipment and the total amount of accumulated depreciation as of September 30, 2020 and 2019.

	September 30,
	2020	2019
	(dollars in thousands)
Land	$31,601	$31,107
Buildings and building improvements	101,891	95,778
Furniture and equipment	24,522	26,688
Construction in progress	149	3,619
Total	158,163	157,192
Accumulated depreciation	(39,109)	(36,547)
Premise and equipment, net	$119,054	$120,645
Depreciation expense was $7.5 million, $7.6 million and $7.5 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.
Included in the premises and equipment is $0.6 million and $2.8 million of property held for sale as of September 30, 2020 and 2019, respectively. The Company measures assets held for sale at the lower of carrying amount or estimated fair value. There were no impairment charges recognized as of September 30, 2020 and 2019.
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
The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by the Company as of September 30, 2020 and 2019.

	September 30, 2020			September 30, 2019
	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps
Financial institution counterparties	$1,233,430	$—	$(64,259)	$1,259,765	$35	$(38,755)
Customer counterparties	641,189	83,533	—	499,643	48,652	—
Interest rate caps
Financial institution counterparties	20,538	2	—	100	2	—
Customer counterparties	20,538	—	(2)	100	—	(2)
Risk participation agreements	80,681	—	(32)	56,833	—	(58)
Mortgage loan commitments	92,278	—	(96)	56,665	—	(11)
Mortgage loan forward sale contracts	94,084	96	—	61,872	11	—
Total	$2,182,738	$83,631	$(64,389)	$1,934,978	$48,700	$(38,826)
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
105-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following tables provide information on the Company's netting adjustments as of September 30, 2020 and 2019.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
As of September 30, 2020
Total Derivative Assets	$83,631	$(5,263)	$20,012	$98,380
Total Derivative Liabilities ¹	$(64,389)	$5,263	$59,028	$(98)

[1] There was an additional $22.9 million of collateral held for initial margin with a Futures Clearing Merchant for clearing derivatives at September 30, 2020 and is included in other assets in the consolidated balance sheets.

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
The effect of derivatives on the consolidated statements of income for the fiscal years ended September 30, 2020, 2019 and 2018 was as follows.

		Amount of (Loss) Gain Recognized in Consolidated Statements of Income
		Fiscal Years Ended September 30,
Derivatives not designated as hedging instruments:	Location of (Loss) Gain Recognized in Consolidated Statements of Income	2020	2019	2018
		(dollars in thousands)
Interest rate swaps and other derivatives	Net realized and unrealized (loss) gain on derivatives	$(38,439)	$(63,444)	$44,596
Mortgage loan commitments	Net realized and unrealized (loss) gain on derivatives	107	17	(28)
Mortgage loan forward sale contracts	Net realized and unrealized (loss) gain on derivatives	(107)	(17)	28

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
106-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Long-term loans for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $37.3 million at September 30, 2020 and a net favorable difference of approximately $34.2 million at September 30, 2019. The total unpaid principal balance of these long-term loans was approximately $617.9 million and $778.8 million at September 30, 2020 and 2019, respectively. The fair value of these loans is included in total loans in the consolidated balance sheets and are grouped with commercial real estate, agricultural and commercial non-real estate loans in Note 5. As of September 30, 2020 and 2019, there were loans with a fair value of $21.7 million and $16.5 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $26.2 million and $17.8 million, respectively.
Changes in fair value for items for which the fair value option has been elected were a decrease in fair value of $32.5 million for the fiscal year ended September 30, 2020, an increase in fair value of $61.4 million for the fiscal year ended September 30, 2019 and a decrease of $45.4 million for the fiscal year September 30, 2018. These changes in fair value are reported in noninterest income (loss) within the consolidated statements of income.
For long-term loans at September 30, 2020, 2019 and 2018, approximately $59.4 million, $7.7 million and $0.2 million, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
12. Goodwill
The following table presents the Company's carrying amount of goodwill as of September 30, 2020 and September 30, 2019.

	September 30, 2020	September 30, 2019
	(dollars in thousands)
Balance, beginning of period	$739,023	$739,023
Goodwill acquired during the period	1,539	—
Goodwill impairment during the period	(740,562)	—
Balance, end of period	$—	$739,023
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
The Company assessed relevant events and circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance, changes in the composition or carrying amount of assets and liabilities, the market price of the Company's common stock and other relevant facts. The Company performed both a market capitalization approach and a discounted cash flow approach to determine the fair value of the Company. As a result of the analysis, the Company recognized a goodwill impairment charge of $740.6 million for the fiscal year ended September 30, 2020. There were no goodwill impairment charges recognized for the fiscal years ended September 30, 2019 and 2018.
13. Core Deposits and Other Intangibles
The following table presents a summary of intangible assets subject to amortization as of September 30, 2020 and 2019.

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Other Intangible	Total
	(dollars in thousands)
As of September 30, 2020
Gross carrying amount	$7,339	$—	$3,172	$538	$11,049
Accumulated amortization	(4,316)	—	(244)	(325)	(4,885)
Net intangible assets	$3,023	$—	$2,928	$213	$6,164

As of September 30, 2019
Gross carrying amount	$7,339	$8,464	$—	$538	$16,341
Accumulated amortization	(3,518)	(6,392)	—	(257)	(10,167)
Net intangible assets	$3,821	$2,072	$—	$281	$6,174
107-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Amortization expense of intangible assets was $1.4 million, $1.5 million and $1.7 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.
In the second quarter of fiscal year 2020, the onset of the COVID-19 pandemic prompted the Company to assess its intangible assets for impairment. The Company believed the brand intangible asset was closely aligned with the goodwill of the Company, which was determined to be impaired as of March 31, 2020. As a result, the Company recognized an intangible asset impairment of $1.8 million for the fiscal years ended September 30, 2020. No intangible asset impairment charge was recognized for the fiscal years ended September 30, 2019 and 2018.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Fiscal year	Amount
(dollars in thousands)
2021	$1,014
2022	929
2023	831
2024	742
2025	683
2026 and thereafter	1,965
Total	$6,164

14. Leases
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
Subsequent to the adoption of ASC 842, the Company assesses contracts at inception to determine whether the contract is a lease or contains an embedded lease. A ROU asset and lease liability is recorded on the consolidated balance sheet for all leases, except those with an original lease term of twelve months or less. Most of these leases include one or more renewal options, and certain leases also include lessee termination options. As these renewal options are generally not considered reasonably certain of exercise, they are not included in the lease term.
The Company leases certain branch and corporate offices, land and ATM facilities through operating leases with terms typically ranging from 1 to 15 years, with the longest term having a lease expiration of March 31, 2034. The Company has no significant financing leases as of September 30, 2020.

September 30, 2020
(dollars in thousands)
ROU asset	$22,709
Total lease liability	24,114
Weighted average remaining lease term	6.29 years
Weighted average discount rate ¹	1.83%
[1] The Company uses its incremental borrowing rate to calculate the present value of lease payments when the interest rate implicit in the lease is not disclosed.
Total lease expense incurred by the Company was $7.1 million for the fiscal year ended September 30, 2020, principally made up of contractual lease payments for operating leases.
As of September 30, 2020, the Company had no operating leases that had not yet commenced.
108-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table presents supplemental cash flow information related to leases for the fiscal year ended September 30, 2020:

Fiscal Years Ended September 30,
2020
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$5,720
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$8,517
The following table presents a maturity analysis of the Company's operating lease liability as of September 30, 2020.

Fiscal year	Amount
(dollars in thousands)
2021	5,441
2022	4,764
2023	4,212
2024	3,406
2025 and thereafter	7,832
Total undiscounted lease payments	25,655
Less: Amounts representing interest	(1,541)
Lease liability	$24,114

15. Deposits
The following table presents the composition of deposits as of September 30, 2020 and 2019.

	September 30,
	2020	2019
	(dollars in thousands)
Noninterest-bearing demand	$2,586,743	$1,956,025
Interest-bearing demand	7,139,058	6,248,638
Time deposits, greater than $250,000	352,913	493,530
Time deposits, less than or equal to $250,000	930,065	1,602,146
Total	$11,008,779	$10,300,339
At September 30, 2020 and 2019, the Company had $329.0 million and $706.5 million, respectively, in brokered deposits. As a result of the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, most reciprocal deposits are no longer treated as brokered deposits and are now included with core commercial deposits.
At September 30, 2020, the following table presents the scheduled maturities of time deposits in subsequent fiscal years. Accounts with no stated maturity date are included in 2021.

Fiscal year	Amount
(dollars in thousands)
2021	$1,067,677
2022	148,329
2023	37,501
2024	13,108
2025	13,375
2026 and thereafter	2,988
Total	$1,282,978

109-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
16. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $82.6 million and $94.7 million and fair value of approximately $84.7 million and $94.4 million at September 30, 2020 and 2019, respectively. In most cases, in alignment with the repurchase agreements in place with customers, the Company over-collateralizes the repurchase agreements at 102% of total funds borrowed to protect the purchaser from changes in market value. Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered.
The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at September 30, 2020 and 2019.

	September 30, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$65,506	$—	$—	$—	$65,506
Total repurchase agreements	$65,506	$—	$—	$—	$65,506

	September 30, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$68,992	$—	$—	$—	$68,992
Total repurchase agreements	$68,992	$—	$—	$—	$68,992

17. FHLB Advances and Other Borrowings
The following table presents the FHLB advances and other borrowings at September 30, 2020 and 2019.

	September 30,
	2020	2019
	(dollars in thousands)
Short-term borrowings:
Fed funds purchased,, interest rate of 0.12%, matured in October 2020	$75,000	$—
FHLB fed funds advance, interest rate of 2.09%, matured in October 2019	—	15,000
Long-term borrowings:
Notes payable to FHLB, interest rates from 2.76% to 2.88% and maturity dates from September 2022 to September 2024 collateralized by real estate loans, with various call dates at the option of the FHLB	120,000	325,000
Total FHLB advances and other borrowings	$195,000	$340,000
As of September 30, 2020 and 2019, the Company had a borrowing capacity of $947.7 million and $1.44 billion, respectively, with the FRB Discount Window. Principal balances of loans pledged to FRB Discount Window to collateralize the borrowing totaled $1.17 billion at September 30, 2020 and $1.72 billion at September 30, 2019. The Company has secured this line for contingency funding.
As of September 30, 2020 and 2019, based its collateral pledged, the additional borrowing capacity of the Company with the FHLB was $2.03 billion and $1.80 billion, respectively.
Principal balances of loans pledged to the FHLB to collateralize notes payable totaled $4.07 billion and $4.20 billion at September 30, 2020 and 2019, respectively. The Company purchased letters of credit from the FHLB to pledge as collateral on public deposits. The amount outstanding was $75.0 million and $170.0 million at September 30, 2020 and 2019, respectively. The Company had additional letters of credit from the FHLB of $14.6 million and $14.9 million at September 30, 2020 and 2019, respectively, for other purposes.
110-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
As of September 30, 2020, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows.

Fiscal year	Amount
(dollars in thousands)
2021	$75,000
2022	30,000
2023	30,000
2024	60,000
2025	—
2026 and thereafter	—
Total	$195,000

18. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has seven trusts which were created or assumed as part of prior acquisitions that as of September 30, 2020 have issued Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities"). These trusts are described herein.
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
For regulatory purposes the Debentures qualify as elements of capital. As of September 30, 2020 and 2019, $73.8 million and $73.7 million, respectively, of Debentures, net of fair value adjustment, were eligible for treatment as Tier 1 capital.
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
111-

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
112-

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
Relating to the trusts, the Company held as assets $2.5 million in common shares at September 30, 2020 and 2019, which are included in other assets on the consolidated balance sheets.
113-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, which qualify as Tier 2 capital under Capital Rules in effect at September 30, 2020, had an interest rate of 4.875% per annum, payable semi-annually on each February 15 and August 15, which commenced February 15, 2016 until August 15, 2020, or the date of earlier redemption, and then from August 15, 2020 to the stated maturity date or earlier redemption, the notes will bear interest at a rate per annum equal to three month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except upon certain events of bankruptcy, insolvency or reorganization. Unamortized debt issuance costs related to these notes, which are included in Subordinated Debentures and Subordinated Notes Payable, were $0.0 million and $0.1 million at September 30, 2020 and 2019, respectively. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.
The following table presents the subordinated debentures and subordinated notes payable at September 30, 2020 and 2019.

	September 30, 2020		September 30, 2019
	Amount Outstanding	Common Shares Held in Other Assets	Amount Outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to non-consolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	5,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	75,920	$2,520
Less: fair value adjustment ¹	(2,088)		(2,223)
Total junior subordinated debentures payable, net of fair value adjustment	73,832		73,697
Subordinated notes payable
Fixed to floating rate effective August 2020, 3.15% plus 3 month LIBOR	35,000		35,000
Less: unamortized debt issuance costs	—		(61)
Total subordinated notes payable	35,000		34,939
Total subordinated debentures and subordinated notes payable	$108,832		$108,636

[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.

114-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
19. Income Taxes
The provision for income taxes charged to operations consists of the following for the fiscal years ended September 30, 2020, 2019 and 2018.

	Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands)
Currently paid or payable
Federal	$18,511	$30,779	$42,261
State	3,733	9,327	10,556
Total	22,244	40,106	52,817
Deferred tax (benefit) expense
Federal	(39,563)	7,507	20,205
State	(8,191)	617	1,097
Total	(47,754)	8,124	21,302
Total (benefit from) provision for income taxes	$(25,510)	$48,230	$74,119
The income tax provision differs from the amount of income tax determined by applying a U.S. federal income tax rate of 21.0% for fiscal years 2020 and 2019, and a blended U.S. federal income tax rate of 24.5% for fiscal year 2018 to pretax income due to the following.

	Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands)
Income tax expense computed at the statutory rate	$(148,327)	$45,275	$56,915
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	(3,521)	7,855	8,795
Tax exempt interest income	(5,515)	(5,193)	(5,778)
Tax impact of stock-based compensation plans	83	(91)	(424)
Tax impact of goodwill impairment	131,051	—	—
Impact of enacted federal income tax rate reduction	—	—	13,709
Other	719	384	902
Income tax expense, as reported	$(25,510)	$48,230	$74,119
Net deferred tax assets (liabilities) consist of the following components at September 30, 2020 and 2019.

	September 30,
	2020	2019
	(dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$36,177	$17,214
Compensation	3,547	4,017
Securities available for sale	—	—
Other real estate owned	3,067	574
Core deposit intangible and other fair value adjustments	2,554	3,868
Excess tax basis of FDIC indemnification asset and clawback liability	—	4,095
Excess tax basis of loans acquired over carrying value	2,059	2,656
Other reserves	9,245	2,926
Goodwill and other intangibles	11,075	—
Lease liability	5,805	—
Other	7,268	6,350
Total deferred tax assets	80,797	41,700
115-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

	September 30,
	2020	2019
Deferred tax liabilities:
Goodwill and other intangibles	—	(15,064)
Securities available for sale	(11,749)	(4,419)
Premises and equipment	(7,167)	(5,869)
Deferred REIT income	(8,522)	(8,783)
Right of use asset	(5,399)	—
Other	(251)	(279)
Total deferred tax liabilities	(33,088)	(34,414)
Net deferred tax assets	$47,709	$7,286
At September 30, 2020 and 2019, the Company had an income tax receivable from the IRS of $10.8 million and $8.4 million, respectively, which is included in other assets on the consolidated balance sheets. The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2016.
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
The Bank's effective tax rate for the fiscal years ended September 30, 2020 and 2019 was 3.6% and 22.4%, respectively.
Management has determined a valuation reserve is not required for the deferred tax assets as of September 30, 2020 and 2019 because it is more-likely-than-not these assets could be realized through carryback offsets to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income. Uncertain tax positions were not significant at September 30, 2020 or 2019.
20. Employee Benefit Plans
Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan ("401(k) Plan"). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $6.7 million, $5.8 million and $5.7 million to the 401(k) Plan for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.
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
116-

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
Stock compensation is recognized based on the number of awards to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of income. For the fiscal years ended September 30, 2020, 2019 and 2018 stock compensation expense was $5.0 million, $5.9 million and $5.5 million respectively. Related income tax benefits recognized for the fiscal years ended September 30, 2020, 2019 and 2018 were $1.2 million, $1.5 million and $1.7 million, respectively.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of September 30, 2020, 2019 and 2018. The number of performance shares granted in the following table are reflected at the amount of achievement of the pre-established targets.

	September 30, 2020		September 30, 2019		September 30, 2018
	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted Shares
Restricted shares, beginning of fiscal year	190,805	$37.20	163,287	$37.86	180,337	$33.06
Granted	147,282	30.68	106,753	37.27	89,376	41.07
Vested	(84,316)	38.60	(76,210)	38.64	(97,682)	32.11
Forfeited	(4,591)	36.18	(3,025)	38.67	(8,744)	35.99
Canceled	—	—	—	—	—	—
Restricted shares, end of period	249,180	$32.89	190,805	$37.20	163,287	$37.86

Vested, but not issuable at end of period	62,992	$33.98	50,770	$33.88	39,514	$32.90

Performance Shares
Performance shares, beginning of fiscal year	173,332	$38.50	175,196	$36.29	133,604	$33.39
Granted	62,278	40.15	60,583	32.77	53,682	29.52
Vested	(54,861)	39.43	(59,937)	30.79	(7,017)	18.00
Forfeited	(5,009)	37.90	(2,510)	39.25	(5,073)	37.75
Canceled	—	—	—	—	—	—
Performance shares, end of period	175,740	$33.56	173,332	$38.50	175,196	$36.29

Vested, but not issuable at end of period	5,612	$18.00	5,612	$18.00	5,612	$18.00
As of September 30, 2020, there was $5.3 million of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a period of 2.2 years. The fair value of the vested awards was $0.9 million at September 30, 2020 and $1.9 million at September 30, 2019 and September 30, 2018.
117-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
22. Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Factors that may significantly affect adequacy of net worth such as potentially volatile components of capital, qualitative factors or regulatory mandates are discussed in "Item 1A. Risk Factors". On January 1, 2015, the Company became subject to Basel III rules, which included transition provisions through January 1, 2019.
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
The Company met all capital adequacy and net worth requirements to which they are subject as of September 30, 2020 and 2019.
As of September 30, 2020, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes have changed the Bank's categories.
As an approved mortgage seller, the Bank is required to maintain a minimum level of capital specified by the United States Department of Housing and Urban Development. At September 30, 2020 and 2019, the Bank met these requirements.
Capital amounts and ratios are presented in the following table:

	Actual		Minimum Capital Requirement Ratio ¹		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2020
Tier 1 risk based capital (to risk-weighted assets):
Consolidated	$1,195,453	11.8%	$609,080	6.0%	N/A	N/A
Bank	1,187,905	11.7%	608,916	6.0%	$811,888	8.0%
Total risk based capital (to risk-weighted assets):
Consolidated	1,350,658	13.3%	812,107	8.0%	N/A	N/A
Bank	1,315,077	13.0%	811,888	8.0%	1,014,860	10.0%
Tier 1 leverage capital (to average assets):
Consolidated	1,195,453	9.4%	511,248	4.0%	N/A	N/A
Bank	1,187,905	9.3%	509,649	4.0%	637,062	5.0%
Common Equity Tier 1 risk based capital (to risk-weighted assets):
Consolidated	1,121,621	11.0%	456,810	4.5%	N/A	N/A
Bank	$1,187,905	11.7%	$456,687	4.5%	$659,659	6.5%

118-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

	Actual		Minimum Capital Requirement Ratio ¹		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2019
Tier 1 risk based capital (to risk-weighted assets):
Consolidated	$1,225,355	11.7%	$627,493	6.0%	N/A	N/A
Bank	1,201,476	11.5%	627,311	6.0%	$836,415	8.0%
Total risk based capital (to risk-weighted assets):
Consolidated	1,331,611	12.7%	836,658	8.0%	N/A	N/A
Bank	1,272,733	12.2%	836,415	8.0%	1,045,519	10.0%
Tier 1 leverage capital (to average assets):
Consolidated	1,225,355	10.1%	483,487	4.0%	N/A	N/A
Bank	1,201,476	9.9%	483,957	4.0%	604,946	5.0%
Common Equity Tier 1 risk based capital (to risk-weighted assets):
Consolidated	1,151,658	11.0%	470,620	4.5%	N/A	N/A
Bank	$1,201,476	11.5%	$470,483	4.5%	$679,587	6.5%

[1] Does not include capital conservation buffer of 2.5% at both September 30, 2020 and 2019.

23. Commitments and Contingencies
Financial Instruments with Off-Balance-Sheet Risk
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. A summary of the Company’s commitments as of September 30, 2020 and 2019 is as follows.

	September 30,
	2020	2019
	(dollars in thousands)
Commitments to extend credit	$2,138,138	$2,229,678
Letters of credit	65,707	68,983
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
Asset Sales
The Bank regularly transfers financial assets as part of its mortgage banking activities. Transfers are recorded as sales when the criteria for surrender of control are met. The Bank has provided guarantees in connection with the sale of loans and has assumed a similar obligation in its acquisitions. The guarantees are generally in the form of asset buy back or make whole provisions that are triggered upon a credit event and remain in effect until the loans are collected. The maximum potential future payment related to these guarantees is not readily determinable because the Company’s obligation under these agreements depends on the occurrence of future events. There were $3.3 million of repurchased loans as of September 30, 2020 and 2019. Incurred losses related to these repurchased loans and guaranteed loans as of September 30, 2020, 2019 and 2018 are not significant.
119-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
Lease Commitments
The Company leases several branch locations under terms of operating lease agreements expiring through March 31, 2034. The Company has the option to renew these leases for periods that range from 1 to 15 years. Total lease expense incurred by the Company for these leases was $7.1 million for the fiscal year ended September 30, 2020 and $5.4 million for both of the fiscal years ended September 30, 2019 and 2018.
Approximate future minimum rental payments for operating leases in excess of one year in subsequent fiscal years are as follows.

Fiscal year	Amount
(dollars in thousands)
2021	$5,441
2022	4,764
2023	4,212
2024	3,406
2025 and thereafter	7,832
Total	$25,655
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
24. Transactions With Related Parties
The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they have 10% or more beneficial ownership (commonly referred to as related parties). Total loans committed to related parties were not significant at September 30, 2020 and 2019.
There was no interest paid to related parties for each of the fiscal years ended September 30, 2020, 2019 and 2018.
NAB provided the Company’s employees with restricted shares of NAB stock subsequent to meeting short- and long-term incentive goals. A payable was recorded between the Company and NAB based on the value and vesting schedule of issued shares. Final vesting of the shares occurred December 2017. The liability included in accrued expenses and other liabilities on the consolidated balance sheets was $0.0 million and $0.0 million at September 30, 2020 and 2019, respectively. The expense related to the restricted shares was $0.0 million for the fiscal year ended September 30, 2020 and negligible for the fiscal years ended September 30, 2019 and 2018, and was included within salaries and employee benefits on the consolidated statements of income.
120-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and classified as Level 2 securities. Level 2 securities include mortgage-backed, states and political subdivisions, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 securities were immaterial at September 30, 2020 and 2019.
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
121-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and 2019.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of September 30, 2020
U.S. Treasury securities	$50,152	$50,152	$—	$—
U.S. Agency securities	25,060	25,060	—	—
Mortgage-backed securities	1,642,780	—	1,642,780	—
States and political subdivision securities	55,580	—	51,783	3,797
Other	1,054	—	1,054	—
Total securities available for sale	$1,774,626	$75,212	$1,695,617	$3,797
Derivatives-assets	$98,380	$—	$98,380	$—
Derivatives-liabilities	98	—	98	—
Fair value loans	655,185	—	655,185	—
Loan servicing rights	1,303	—	—	1,303
As of September 30, 2019
U.S. Treasury securities	$94,745	$94,745	$—	$—
Mortgage-backed securities	1,620,903	—	1,620,903	—
States and political subdivision securities	66,523	—	62,403	4,120
Other	1,037	—	1,037	—
Total securities available for sale	$1,783,208	$94,745	$1,684,343	$4,120
Derivatives-assets	$58,534	$—	$58,534	$—
Derivatives-liabilities	13	—	13	—
Fair value loans	812,991	—	812,991	—
Loan servicing rights	2,255	—	—	2,255
The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the fiscal years ended September 30, 2020, 2019 and 2018.

	Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands)
Other securities available for sale
Balance, beginning of period	$4,120	$970	$1,069
Additions	—	3,350	149
Principal paydown	(323)	(200)	(248)
Balance, end of period	$3,797	$4,120	$970

Loan servicing rights
Balance, beginning of period	$2,255	$3,087	$4,074
Realized and unrealized loss ¹	(952)	(832)	(987)
Balance, end of period	$1,303	$2,255	$3,087

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
122-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and 2019.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of September 30, 2020
Other repossessed property	$17,991	$—	$—	$17,991
Impaired loans	669,968	—	—	669,968
Mortgage loans held for sale, at lower of cost or fair value	12,371	—	12,371	—
Property held for sale	600	—	—	600
As of September 30, 2019
Other repossessed property	$34,721	$—	$—	$34,721
Impaired loans	413,644	—	—	413,644
Mortgage loans held for sale, at lower of cost or fair value	7,351	—	7,351	—
Property held for sale	2,757	—	—	2,757
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at September 30, 2020 were as follows.

	Fair Value of Assets / (Liabilities) at September 30, 2020	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other repossessed property	$17,991	Appraisal value	Collateral specific adjustment	N/A	N/A
Impaired loans	669,968	Appraisal value	Collateral specific adjustment	N/A	N/A
Property held for sale	600	Appraisal value	Collateral specific adjustment	N/A	N/A
123-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Disclosures about Fair Value of Financial Instruments
Significant assets and liabilities that are not considered financial instruments include premises and equipment, deferred income taxes, goodwill, and core deposit and other intangibles. Additionally, in accordance with the disclosure guideline, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded. Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for on-balance sheet instruments as of September 30, 2020 and September 30, 2019 are as follows.

		September 30, 2020		September 30, 2019
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$432,887	$432,887	$243,474	$243,474
Loans, net, excluding fair valued loans, loans held for sale and impaired loans ¹	Level 3	8,738,617	8,768,314	8,472,777	8,533,612
Liabilities
Time deposits	Level 2	$1,282,978	$1,287,814	$2,095,676	$2,101,239
FHLB advances and other borrowings	Level 2	195,000	204,715	340,000	351,517
Securities sold under repurchase agreements	Level 2	65,506	65,506	68,992	68,992
Subordinated debentures and subordinated notes payable	Level 2	108,832	96,424	108,636	101,164

[1] Includes $29.0 million and $13.9 million of net deferred loan fees at September 30, 2020 and 2019, respectively, of which carrying value approximates fair value.

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
The following information was used in the computation of basic and diluted earnings per share for the fiscal years ended September 30, 2020, 2019 and 2018.

	Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands, except per share data)
Net income	$(680,808)	$167,365	$157,916

Weighted average common shares outstanding	55,612,251	57,154,865	58,938,169
Dilutive effect of stock based compensation	—	102,196	193,481
Weighted average common shares outstanding for diluted earnings per share calculation	55,612,251	57,257,061	59,131,650

Basic earnings per share	$(12.24)	$2.93	$2.68
Diluted earnings per share	$(12.24)	$2.92	$2.67
The Company had 17,074 shares of unvested performance stock as of September 30, 2020 and no shares of unvested performance stock as of September 30, 2019 which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 132,526 and 18,006 shares of anti-dilutive stock awards outstanding as of September 30, 2020 and 2019, respectively.
27. Revenue Recognition
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
124-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The majority of the Company's revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP and discussed elsewhere within Item 8. Financial Statements and Supplementary Data, "Note 1. Nature of Operations and Summary of Significant Accounting Policies". Descriptions of the Company's revenue-generating activities that are within the scope of ASC Topic 606, which are presented in the consolidated income statements as components of noninterest income, are as follows:
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

	Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands)
Noninterest income
Service charges and other fees	$37,741	$43,893	$51,077
Wealth management fees	11,772	8,914	9,219
Other	2,733	3,045	6,575
Noninterest income from contracts with customers within the scope of ASC Topic 606	52,246	55,852	66,871
Noninterest income within the scope of other GAAP Topics ¹	(52,229)	4,880	6,738
Total noninterest income	$17	$60,732	$73,609
[1] The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's consolidated statements of income.

125-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
28. Acquisition Activity
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
The foregoing purchase price allocation on the acquisition is considered final and no subsequent adjustments to the purchase price allocation are expected. Goodwill related to this acquisition was not deductible for tax purposes. As of September 30, 2020, goodwill was impaired - see Note 12 for additional disclosure regarding goodwill. The customer relationship intangible is being amortized over an estimated useful life of 13 years. See Note 13 for additional disclosure regarding intangible assets.
29. Parent Company Only Financial Statements
Parent company only financial information for Great Western Bancorp, Inc. is summarized as follows:
Condensed Balance Sheets
(Dollars in Thousands)

	September 30,
	2020	2019
	(dollars in thousands)
Assets
Cash and cash equivalents	$36,420	$57,543
Investment in subsidiaries	1,229,227	1,950,077
Net deferred tax assets	1,395	1,716
Other assets	6,086	689
Total assets	$1,273,128	$2,010,025
Liabilities and stockholders’ equity
Subordinated debentures and subordinated notes payable	$108,832	$108,636
Accrued expenses and other liabilities	1,363	1,140
Total liabilities	110,195	109,776
Stockholders’ equity
Common stock	550	563
Additional paid-in capital	1,183,647	1,228,714
Retained earnings	(57,169)	657,475
Accumulated other comprehensive income	35,905	13,497
Total stockholders’ equity	1,162,933	1,900,249
Total liabilities and stockholders’ equity	$1,273,128	$2,010,025
126-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Condensed Statements of Comprehensive Income
(Dollars in Thousands)

	Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands)
Income
Dividends from subsidiary bank	$75,079	$148,128	$111,159
Dividends on securities	2	19	51
Other	87	120	103
Total income	75,168	148,267	111,313
Expenses
Interest on subordinated debentures and subordinated notes payable	4,515	5,540	5,040
Salaries and employee benefits	5,295	6,288	5,849
Professional fees	1,291	1,035	1,038
Other	2,913	2,653	2,456
Total expense	14,014	15,516	14,383
Income before income tax and equity in undistributed net income of subsidiaries	61,154	132,751	96,930
Income tax benefit	(1,114)	(2,965)	(3,075)
Income before equity in undistributed net income of subsidiaries	62,268	135,716	100,005
Equity in undistributed net income of subsidiaries	(743,076)	31,649	57,911
Net income	$(680,808)	$167,365	$157,916
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Fiscal Years Ended September 30,
	2020	2019	2018
	(dollars in thousands)
Operating Activities
Net income	$(680,808)	$167,365	$157,916
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	196	168	166
Stock-based compensation	3,705	4,582	4,419
Deferred income taxes	321	(227)	13
Changes in:
Other assets	(5,397)	1,367	6,459
Accrued interest and other liabilities	223	268	(140)
Equity in undistributed net income of subsidiaries	743,076	(31,649)	(57,911)
Net cash provided by operating activities	61,316	141,874	110,922
Financing Activities
Common stock repurchased	(39,983)	(94,351)	—
Dividends paid	(42,456)	(62,904)	(53,002)
Net cash used in financing activities	(82,439)	(157,255)	(53,002)
Net (decrease) increase in cash and cash equivalents	(21,123)	(15,381)	57,920
Cash and cash equivalents, beginning of period	57,543	72,924	15,004
Cash and cash equivalents, end of period	$36,420	$57,543	$72,924

127-

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
128-

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed our system of internal control over financial reporting as of September 30, 2020. Management's assessment is based on the criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that our system of internal control over financial reporting was effective and meets the criteria of the "Internal Control - Integrated Framework (2013)" as of the end of the period covered by this report.
Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included within this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of the end of the period covered by this report, which is set forth below.

By:	/s/ Mark Borrecco	By:	/s/ Peter Chapman
Name:	Mark Borrecco	Name:	Peter Chapman
Title:	President and Chief Executive Officer	Title:	Chief Financial Officer
Date:	November 23, 2020	Date:	November 23, 2020

129-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Great Western Bancorp, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Great Western Bancorp, Inc.’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Great Western Bancorp, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2020 and our report dated November 23, 2020 expressed an unqualified opinion thereon.
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
November 23, 2020
130-

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This information is incorporated by reference to our definitive proxy statement for our 2021 annual meeting of shareholders that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2020, the end of our fiscal year. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption "Item 1. Business—Information about our Executive Officers."
ITEM 11. EXECUTIVE COMPENSATION
This information is incorporated by reference to our definitive proxy statement for our 2021 annual meeting of shareholders that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2020, the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is incorporated by reference to our definitive proxy statement for our 2021 annual meeting of shareholders that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2020, the end of our fiscal year. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5 under the caption "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans" in this Annual Report on Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is incorporated by reference to our definitive proxy statement for our 2021 annual meeting of shareholders that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2020, the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is incorporated by reference to our definitive proxy statement for our 2021 annual meeting of shareholders that will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 30, 2020, the end of our fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)    The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K under the caption "Item 8. Financial Statements and Supplementary Data" and are incorporated herein by reference.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - September 30, 2020 and 2019
Consolidated Statements of Income - Fiscal Years Ended September 30, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income - Fiscal Years Ended September 30, 2020, 2019 and 2018
Consolidated Statements of Stockholders' Equity - Fiscal Years Ended September 30, 2020, 2019 and 2018
Consolidated Statements of Cash Flows - Fiscal Years Ended September 30, 2020, 2019 and 2018
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
131-

Number	Description
2.1	Purchase and Assumption Agreement (Whole Bank, All Deposits), dated as of June 4, 2010, among Federal Deposit Insurance Corporation, Receiver of TierOne Bank, Lincoln, Nebraska, Federal Deposit Insurance Corporation and Great Western Bank (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.2	Indenture, dated as of December 17, 2003, between Great Western Bancorporation, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.3	Guarantee Agreement, dated as of December 17, 2003, between Great Western Bancorporation, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.4	First Supplemental Indenture dated October 17, 2014, between Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

4.5	Amended and Restated Declaration of Trust of Great Western Statutory Trust IV, dated December 17, 2003 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.6	Indenture, dated as of March 10, 2006, between Great Western Bancorporation, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.7	Guarantee Agreement, dated as of March 10, 2006, between Great Western Bancorporation, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.8	First Supplemental Indenture, dated as of October 17, 2014, among Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association, successor to LaSalle Bank National Association (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

4.9	First Supplemental Indenture, among Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.10	Amended and Restated Declaration of Trust of GWB Capital Trust VI, dated as of March 10, 2006 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.11	Indenture, dated as of June 1, 2005, between Sunstate Bancshares, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.12	Guarantee Agreement, dated as of June 1, 2005, between Sunstate Bancshares, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.17 to Amendment No. 1 to the Registration Statement on form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.13	First Supplemental Indenture, dated as of May 10, 2007, between Great Western Bancorporation, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.14	Second Supplemental Indenture, dated October 17, 2014, between Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

4.15	Amended and Restated Declaration of Trust of Sunstate Bancshares Trust II, dated as of June 1, 2005 (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

132-

Number	Description
4.16	Subordinated Note Purchase Agreement, dated July 31, 2015, between Great Western Bancorp, Inc. and the Note Purchasers identified on Schedule I thereto, and any assignees thereof, including the form of Subordinated Note issued to each of such Purchasers (incorporated by reference to Exhibit 4.19 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed by Great Western Bancorp, Inc. on December 11, 2015 (File No. 001-36688))

4.17	First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust III trust preferred securities) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016 (File No. 001-36688))

4.18	First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust IV trust preferred securities) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016 (File No. 001-36688))

4.19	First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust VI trust preferred securities) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016 (File No. 001-36688))

4.20	First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust V trust preferred securities) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016 (File No. 001-36688))
4.21 **	Description of Securities Registered Under Section 12 of the Securities Exchange Act (incorporated by reference to Exhibit 4.21 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed by Great Western Bancorp, Inc. on November 27, 2019 (File No. 001-36688))

10.1 *	Employment Agreement, dated December 15, 2017, between Great Western Bancorp, Inc. and Kenneth Karels (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on December 18, 2017 (File No. 001-36688))

10.2 *	Employment Agreement, dated February 6, 2020, between Great Western Bancorp, Inc. and Mark Borrecco (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on February 11, 2020 (File No. 001-36688))

10.3 *	Employment Agreement, dated December 15, 2017, between Great Western Bancorp, Inc. and Peter Chapman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on December 18, 2017 (File No. 001-36688))

10.4 *	Amended and Restated Employment Agreement, dated August 5, 2019, between Great Western Bancorp, Inc. and Doug Bass (incorporated by reference to Exhibit 10.1 to the Current Report on the Form 8-K filed by Great Western Bancorp, Inc. on August 9, 2019 (File No. 001-36688))

10.5 *	Change in Control Agreement, dated February 22, 2018, between Great Western Bancorp, Inc. and Tim Kintner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on February 26, 2018 (File No. 001-36688)

10.6 *	Employment Agreement, dated as of June 15, 2018, between Great Western Bancorp, Inc. and Karlyn M. Knieriem (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on July 25, 2018 (File No. 001-36688))

10.7 *	Employment Agreement, dated April 20, 2020, between Great Western Bancorp, Inc. and Steve Yose (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on April 22, 2020 (File No. 001-36688))

10.8 *	Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed by Great Western Bancorp, Inc. on January 10, 2018 (File No. 001-36688))

10.9 *	Great Western Bancorp, Inc. 2014 Non-Employee Director Plan (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed by Great Western Bancorp, Inc. on January 10, 2018 (File No. 001-36688))

10.10 *	Great Western Bancorp, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

10.11 *	Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.12 *	Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

133-

Number	Description
10.13 *	Form of Great Western Bancorp, Inc. 2014 Non-Employee Director Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 9, 2014 (File No. 333-198458))

10.14 *	Form of Great Western Bancorp, Inc. 2014 Non-Employee Director Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.15	Credit Agreement, dated July 31, 2015, between Great Western Bancorp, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed by Great Western Bancorp, Inc. on December 11, 2015 (File No. 001-36688))

10.16 *	Great Western Bancorp, Inc. Clawback Policy (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Great Western Bancorp, Inc. on August 1, 2016 (File No. 001-36688))

10.17 *	Great Western Bancorp, Inc. Consultant Agreement with Credit Risk Advisors, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Great Western Bancorp, Inc. on September 19, 2019 (File No. 001-36688))

10.18 *	Great Western Bancorp, Inc. First Amendment to Consultant Agreement with Credit Risk Advisors, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Great Western Bancorp, Inc. on October 31, 2019 (File No. 001-36688))

10.19 *	Great Western Bancorp, Inc. CEO Transition and Retirement Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Great Western Bancorp, Inc. on November 26, 2019 (File No. 001-036688))

10.20 *	Great Western Bancorp, Inc. Amended and Restated CEO Transition and Retirement Agreement between Great Western Bancorp, Inc. and Kenneth Karels (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on June 10, 2020 (File No. 001-036688))

10.21 *	Great Western Bancorp, Inc. Retirement and Separation Agreement between Great Western Bancorp, Inc. and Douglas Bass (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on October 21, 2020 (File No. 001-036688))

11.1	Statement regarding Computation of Per Share Earnings (included as Note 25 to the registrant's audited consolidated financial statements)

21.1 **	Subsidiaries of Great Western Bancorp, Inc.

23.1 **	Consent of Ernst & Young LLP

24.1 **	Powers of Attorney (included on signature pages)

31.1 **	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

104 ***	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101)

* Indicates management contract or compensatory plan

** Filed herewith

*** Furnished, not filed

134-

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: November 23, 2020	By:	/s/ Mark Borrecco
	Name:	Mark Borrecco
	Title:	President and Chief Executive Officer

135-

The undersigned directors and officers do hereby constitute and appoint Mark Borrecco and Peter Chapman and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended September 30, 2020, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23th day of November, 2020.

Signatures	Title

/s/ Mark Borrecco
Mark Borrecco	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ James Brannen
James Brannen	Chairperson of the Board and Director

/s/ Frances Grieb
Frances Grieb	Director

/s/ Thomas Henning
Thomas Henning	Director

/s/ James Israel
James Israel	Director

/s/ Stephen Lacy
Stephen Lacy	Director

/s/ Daniel Rykhus
Daniel Rykhus	Director

/s/ James Spies
James Spies	Director

/s/ Peter Chapman
Peter Chapman	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

136-