Form 10-Q
period 2020-12-31
Great Western Bancorp, Inc.
filed 2021-02-09
CIK 1613665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of 1/28/2021, the number of shares of the registrant’s Common Stock outstanding was 55,105,304.

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
•"ACL" refers to allowance for credit losses;
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
•"CARES Act" refers to The Coronavirus Aid, Relief, and Economic Security Act;
•"CECL" refers to the current expected credit loss model in ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs;
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
•"FASB" refers to the Financial Accounting Standards Board;
•"FDIC" refers to the Federal Deposit Insurance Corporation;
•"FHLB" refers to the Federal Home Loan Bank;
•"FRB" or "Federal Reserve" refers to the Board of Governors of the Federal Reserve System;
•"FTE" refers to fully-tax equivalent;
•"GAAP" refers to U.S. generally accepted accounting principles;
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
•estimates of fair value of certain of the Company's assets and liabilities, which could change in value significantly from period to period;
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
•our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
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
4-

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
•our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act to maintain an effective system of internal control over financial reporting; and
•other risks and uncertainties inherent to our business, including those discussed under the heading "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement to reflect events or circumstances occurring after the date on which the statement is made or to reflect the occurrence of unanticipated events.
5-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	(Unaudited)
	December 31, 2020	September 30, 2020
Assets
Cash and due from banks	$228,050	$150,085
Interest-bearing bank deposits	833,746	282,802
Cash and cash equivalents	1,061,796	432,887
Securities available for sale	2,059,615	1,774,626
Loans, net of unearned discounts and deferred fees, including $611,588 and $655,185 of loans at fair value under the fair value option at December 31, 2020 and September 30, 2020, respectively; and $11,638 and $12,371 of loans held for sale at December 31, 2020 and September 30, 2020, respectively	9,517,876	10,076,142
Allowance for credit losses ¹	(308,794)	(149,887)
Net loans	9,209,082	9,926,255
Premises and equipment, including $600 of property held for sale at both December 31, 2020 and September 30, 2020	119,362	119,054
Accrued interest receivable	47,598	54,658
Other repossessed property	18,086	20,034
Cash surrender value of life insurance policies	31,873	31,658
Net deferred tax assets	91,704	47,709
Other assets	175,267	197,558
Total assets	$12,814,383	$12,604,439
Liabilities and stockholders’ equity
Noninterest-bearing	$2,858,455	$2,586,743
Interest-bearing	8,514,863	8,422,036
Total deposits	11,373,318	11,008,779
Securities sold under agreements to repurchase	80,355	65,506
FHLB advances and other borrowings	120,000	195,000
Subordinated debentures and subordinated notes payable	108,866	108,832
Accrued expenses and other liabilities	63,343	63,389
Total liabilities	11,745,882	11,441,506
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 55,105,105 shares issued and outstanding at December 31, 2020 and 55,014,189 shares issued and outstanding at September 30, 2020	550	550
Additional paid-in capital	1,184,281	1,183,647
Retained earnings	(148,769)	(57,169)
Accumulated other comprehensive income	32,439	35,905
Total stockholders' equity	1,068,501	1,162,933
Total liabilities and stockholders' equity	$12,814,383	$12,604,439
[1] Prior to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, on October 1, 2020, this line represented the allowance for loan and lease losses under the incurred loss model.

See accompanying notes.
6-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended December 31,
	2020	2019
Interest income
Loans	$107,323	$119,431
Investment securities	8,119	11,498
Federal funds sold and other	155	608
Total interest income	115,597	131,537
Interest expense
Deposits	5,992	21,940
FHLB advances and other borrowings	880	3,113
Subordinated debentures and subordinated notes payable	817	1,311
Total interest expense	7,689	26,364
Net interest income	107,908	105,173
Provision for credit losses ¹	11,899	8,103
Net interest income after provision for credit losses	96,009	97,070
Noninterest income
Service charges and other fees	9,624	11,409
Wealth management fees	3,029	2,964
Mortgage banking income, net	4,090	1,612
Net gain on sale of securities and other assets	248	—
Derivative interest expense	(3,393)	(890)
Change in fair value of FVO loans and related derivatives	(1,672)	(2,124)
Other derivative income	898	1,597
Other	1,324	1,165
Total noninterest income	14,148	15,733
Noninterest expense
Salaries and employee benefits	37,554	35,905
Data processing and communication	6,226	5,773
Occupancy and equipment	5,213	5,093
Professional fees	3,915	3,764
Advertising	556	865
Net loss on repossessed property and other related expenses	345	342
Other	3,640	5,188
Total noninterest expense	57,449	56,930
Income before income taxes	52,708	55,873
Provision for income taxes	11,389	12,599
Net income	$41,319	$43,274
Basic earnings per common share
Weighted average common shares outstanding	55,119,909	56,377,631
Basic earnings per share	$0.75	$0.77
Diluted earnings per common share
Weighted average diluted common shares outstanding	55,247,343	56,457,967
Diluted earnings per share	$0.75	$0.77
Dividends per share
Dividends paid	$550	$16,885
Dividends per share	$0.01	$0.30
[1] For the three months ended December 31, 2020, this line includes a $(0.1) million (reversal of) provision for unfunded commitments reserve. For the three months ended December 31, 2019, provision for unfunded commitments reserve of $0.2 million was recorded in other noninterest expense in the consolidated income statement.

See accompanying notes.
7-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2020	2019
Net income	$41,319	$43,274
Other comprehensive loss, net of tax
Securities available for sale:
Net unrealized holding loss arising during the period	(4,352)	(8,160)
Reclassification adjustment for net gain realized in net income	(248)	—
Income tax benefit	1,134	2,010
Other comprehensive loss, net of tax	(3,466)	(6,150)
Comprehensive income	$37,853	$37,124
See accompanying notes.
8-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income (Loss)	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, October 1, 2019		$563	$1,228,714	$657,475	$13,497	$1,900,249
Net income	$43,274	—	—	43,274	—	43,274
Other comprehensive (loss), net of tax	(6,150)	—	—	—	(6,150)	(6,150)
Total comprehensive income	$37,124
Cumulative effect adjustment related to ASU adoption ¹		—	—	(182)	—	(182)
Stock-based compensation, net of tax		—	363	—	—	363
Cash dividends:
Common stock, $0.30 per share		—	—	(16,885)	—	(16,885)
Balance, December 31, 2019		$563	$1,229,077	$683,682	$7,347	$1,920,669

Balance, October 1, 2020		$550	$1,183,647	$(57,169)	$35,905	$1,162,933
Net income	$41,319	—	—	41,319	—	41,319
Other comprehensive (loss), net of tax	(3,466)	—	—	—	(3,466)	(3,466)
Total comprehensive income	$37,853
Cumulative effect adjustment related to ASU adoption ²		—	—	(132,919)	—	(132,919)
Stock-based compensation, net of tax		—	1,184	—	—	1,184
Cash dividends:
Common stock, $0.01 per share		—	(550)	—	—	(550)
Balance, December 31, 2020		$550	$1,184,281	$(148,769)	$32,439	$1,068,501
¹ Cumulative effect adjustment related to the Company's adoption of ASU 2016-02 and subsequent related ASUs on October 1, 2019.
[2] Cumulative effect adjustment related to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, on October 1, 2020. For additional information, see Note 2, "New Accounting Pronouncements".

See accompanying notes.

9-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2020	2019
Operating activities
Net income	$41,319	$43,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,778	3,947
Amortization of FDIC indemnification asset	—	251
Net gain on sale of other assets	(605)	—
Net gain on sale of loans	(4,330)	(1,814)
Provision for credit losses ¹	11,899	8,103
Provision for loan servicing rights loss	—	1
Stock-based compensation	1,184	363
Originations of residential real estate loans held for sale	(132,118)	(105,185)
Proceeds from sales of residential real estate loans held for sale	137,182	108,816
Proceeds from sale of other assets	348	—
Net deferred income taxes	11	(6,626)
Changes in:
Accrued interest receivable	7,060	3,722
Other assets	21,358	(71)
Accrued interest payable and other liabilities	510	23,674
Net cash provided by operating activities	88,596	78,455
Investing activities
Purchase of securities available for sale	(487,816)	(247,934)
Proceeds from sales of securities available for sale	—	—
Proceeds from maturities of securities available for sale	195,585	117,333
Net decrease in loans	528,843	65,253
Payment of covered losses from FDIC indemnification claims	—	(4)
Purchase of premises and equipment	(2,110)	(2,033)
Proceeds from sale of repossessed property	2,313	4,569
Purchase of FHLB stock	(10)	(29,687)
Proceeds from redemption of FHLB stock	127	20,342
Net cash paid in business acquisition	—	(4,711)
Net cash provided by (used in) investing activities	236,932	(76,872)
Financing activities
Net increase (decrease) in deposits	364,561	(211,780)
Net increase (decrease) in securities sold under agreements to repurchase and other short-term borrowings	14,849	(2,703)
Proceeds from FHLB advances and other long-term borrowings	—	250,000
Repayments on FHLB advances and other long-term borrowings	(75,000)	(15,000)
Taxes paid related to net share settlement of equity awards	(479)	(1,268)
Dividends paid	(550)	(16,885)
Net cash provided by financing activities	303,381	2,364
Net increase in cash and cash equivalents	628,909	3,947
Cash and cash equivalents, beginning of period	432,887	243,474
Cash and cash equivalents, end of period	$1,061,796	$247,421
Supplemental disclosure of cash flow information
Cash payments for interest	$8,741	$26,959
Cash (receipts from) payments for income taxes	$(47)	$232
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$—	$(7,295)
[1] For the three months ended December 31, 2020, this line includes a $0.1 million (reversal of) provision for unfunded commitments reserve.
See accompanying notes.
10-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Summary of Significant Policies
Nature of Operations
The Company is a bank holding company organized under the laws of Delaware and is listed on the NYSE under the symbol "GWB." The primary business of the Company is ownership of its wholly-owned subsidiary, Great Western Bank. The Bank is a full-service regional bank focused on relationship-based business and agri-business banking in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. Substantially all of the Company's income is generated from banking operations. The Company and the Bank are subject to the regulation of certain federal and/or state agencies and undergo periodic examinations by those regulatory authorities.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature.
Certain previously reported amounts have been reclassified to conform to the current presentation.
The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2020, which includes a description of significant accounting policies. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year or any other period.
The accompanying unaudited consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Changes in Significant Accounting Policies
Pursuant to the Company's adoption of ASU 2016-13, as amended, as of October 1, 2020, the Company updated its accounting policies related to securities, loans and allowance for credit losses. See "Note 2. New Accounting Standards" for additional information on the adoption of the standard. See "Note 3. Securities Available for Sale" and "Note 4. Loans and Allowance for Credit Losses" for new disclosures and additional policy information.
There were no other significant changes to the Company's accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020 that could have a material effect on the Company's consolidated financial statements.
Securities
Purchases and sales of securities are recognized on a trade date basis. The cost of securities sold is based on the specific identification method. The Company classifies securities upon purchase in one of three categories: trading, held to maturity, or available for sale. Debt securities held for resale are classified as trading. Debt securities for which the Company has the ability and positive intent to hold until maturity are classified as held to maturity. All other securities are classified as available for sale as they may be sold prior to maturity in response to changes in the Company’s interest rate risk profile, funding needs, demand for collateralized deposits by public entities or other reasons. Interest and dividends, including amortization of premiums and accretion of discounts, are recognized as interest income when earned.
Trading securities are stated at fair value. Realized and unrealized gains and losses from sales and fair value adjustments of trading securities are included in other noninterest income on the consolidated statements of income.
Available for sale securities are stated at fair value. For available for sale debt securities in an unrealized loss position, management first evaluates whether (1) the Company has the intent to sell a security; or (2) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in the consolidated income statement with a corresponding adjustment to the security's amortized cost basis.
11-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
If neither criteria is met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Furthermore, securities issued by the U.S. Government or a U.S. Government sponsored enterprise which carry the explicit or implicit guarantee of the U.S. Government are considered "risk-free" and therefore no credit losses are assumed on those securities. If the assessment indicates a credit loss exists, the amortized cost basis is compared to the present value of cash flows expected to be collected from the security; if it is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded. Changes in the allowance for credit losses are recorded as a provision for (reversal of) credit losses in the consolidated income statement. If the assessment indicates a credit loss does not exist, the change in fair value is recorded as unrealized gains and losses, net of related taxes, and is included in stockholders’ equity as a component of accumulated other comprehensive income (loss).
Equity securities are carried at fair value, with changes in fair value reported in the consolidated statements of income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.
Loans
Originated Loans
Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, are reported at amortized cost (i.e., outstanding principal balance, adjusted for charge-offs and any unamortized deferred fees or costs). Other fees not associated with originating a loan are recognized as fee income when earned.
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
12-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Loans at Fair Value Under the Fair Value Option ("FVO loans")
The Company has elected to measure certain long-term loans and written loan commitments at fair value to assist in managing interest rate risk for longer-term loans. Fair value loans are fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) to our business and agri-business banking customers to assist them in facilitating their risk management strategies. The fair value option was elected upon the origination or acquisition of these loans and written loan commitments. Interest income is recognized in the same manner on loans reported at fair value as on non-fair value loans, except in regard to origination fees and costs which are recognized immediately upon closing.
The Company has also entered into interest rate derivative contracts to convert these long term fixed rate loans to variable rates. These contracts do not quality for hedge accounting and instead these interest rate derivative instruments are recognized as other assets or other liabilities on the consolidated balance sheets and measured at fair value, with changes in fair value reported in change in fair value of FVO loans and related derivatives on the consolidated statements of income. Since each fixed rate loan is paired with an offsetting derivative contract, the impact to net income is minimized. When determined necessary, a credit mark is applied against the valuation of the asset that reflects the borrower's credit worthiness. Changes in the credit mark are included in change in fair value of FVO loans and related derivatives on the consolidated statements of income.
Credit Risk Management
The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all credit exposures. The strategy also emphasizes diversification on a geographic, industry, loan class type, and customer level; regular credit examinations; and management reviews of loans exhibiting deterioration of credit quality. The credit risk management strategy also includes a credit risk assessment process that performs assessments of compliance with commercial and consumer credit policies, risk ratings, and other critical credit information. Loan decisions are documented with respect to the borrower’s business, purpose of the loan, evaluation of the repayment sources, and the associated risks, evaluation of collateral, covenants and monitoring requirements, and risk rating rationale.
The Company assigns all non-consumer loans a credit quality risk rating. The Company implemented a more granular risk rating methodology as of October 1, 2020. See the table below for a summary of credit quality risk ratings at December 31, 2020. For information on the credit quality risk ratings in effect before October 1, 2020, see "1. Nature of Operations and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Credit Quality Risk Rating Effective After October 1, 2020	Credit Quality Indicators
Pass	Commercial loans within this category are not adversely rated, current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Management believes there is a low likelihood of loss related to loans in this category.
Special Mention	Commercial loans within this category have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company's credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant an adverse classification.
Substandard	Commercial loans within this category are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans in this category are assigned a workout loan officer to closely monitor the relationship.
Doubtful	Commercial loans within this category are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.
Revolving lines of credit rated Substandard or Doubtful require a higher level of approval and are reviewed quarterly. Advances are allowed to support the continued operating needs of the borrower for their operation and may include, but not limited to, working capital needs to support inventory, accounts receivable, payroll, tax payments, utilities and other needs to operate the business.
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
13-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Troubled Debt Restructurings
Loans modified under troubled debt restructurings involve granting a concession to a borrower who is experiencing financial difficulty. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection, which generally would not otherwise be considered. The Company's TDRs include performing and nonperforming TDRs, which consist of loans that continue to accrue interest at the loan's original interest rate when the Company expects to collect the remaining principal and interest on the loan, and nonaccrual TDRs, which include loans that are in a nonaccrual status and are no longer accruing interest, as the Company does not expect to collect the full amount of principal and interest owed from the borrower on these loans. At the time of modification (except for loans on nonaccrual status), a TDR is classified as nonperforming TDR until a six-month payment history of principal and interest payments, in accordance with the terms of the loan modification, is sustained, at which time the loan is moved to a performing status (performing TDR). If the Company does not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. All TDRs are accounted for as impaired loans and are included in the analysis of the allowance for credit losses. A TDR that has been renewed for a borrower who is no longer experiencing financial difficulty and which yields a market rate of interest at the time of a renewal is no longer considered a TDR.
In March 2020, a statement was issued by our banking regulators titled "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until December 31, 2020. In December 2020, the Economic Aid to Hard Hit Small Businesses, Non-Profits, and Ventures Act was enacted, which extended the TDR provisions of the CARES Act to January 1, 2022. Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.
Allowance for Credit Losses ("ACL")
The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, on October 1, 2020, which uses the current expected credit loss model ("CECL") to determine the allowance for credit losses based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies, and other credit risk indicators, which are inherently subjective. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and the net investments in leases recognized by a lessor in accordance with Topic 842 on leases. The CECL methodology requires recognition of lifetime expected credit losses that takes into consideration all relevant information, including historical losses, current conditions and reasonable and supportable forecasts of future operating conditions.
Loans that do not share similar risk characteristics and are collateral dependent, primarily large loans on nonaccrual status and those which have undergone a TDR, are evaluated on an individual basis ("individual reserve"). The reserve related to these loans is using the collateral available to repay the loan, most typically the liquidation value of the collateral (less selling costs, if applicable). The Company has chosen to continue to include small, less complex loans within the collective reserve for loans on nonaccrual or with TDR status.
Loans that are not reserved for on an individual basis are measured on a collective, or pooled basis ("collective reserve"). Loans are aggregated into pools (or segments) based on similar risk characteristics including borrower type, collateral, type and expected credit loss patterns. The historical loss experience of the pool is generally the starting point for estimating expected credit losses under the collective reserve methodology. The historical loss experience rate of the loan segment is applied to each loan within the segment over the contractual life of each loan, adjusted for estimated prepayments. Management then determines an appropriate macroeconomic forecast based on the expectation of future conditions, including but not limited to the unemployment rate, which is the most significant factor, gross domestic product and corporate bond spreads, and applies the forecast to models which estimate the change in loss expectations relative to the historical loss rates. These models have been implemented in accordance with the Company's Model Risk Management Policy. Additionally, using its new risk rating system, the Company evaluates if the current credit quality of the portfolio materially differs from the one observed over the historical loss period and applies adjustments to the allowance accordingly. Qualitative adjustments may also be made to expected losses based on current and future conditions that may not be fully captured in the modeling components above, such as but not limited to industry, geographic and borrower concentrations, loans servicing practices and changes in underwriting criteria.
14-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
ASU 2016-13 requires institutions to establish a supportable forecast and reversion period for forecasted operating conditions. Management determined a two-year forecast period would capture the majority of the impact associated with current economic conditions and is short enough to be supportable. Additionally, loss rate forecasts follow a straight-line reversion back to the historical loss rate over one year following the initial forecast period.
The following table describes the Company’s eight loan portfolio pools, which is the level at which it develops and documents a systematic methodology to determine the allowance for credit losses.

Loan Segment	Composition	Collateral	Primary Source of Repayment	Key Risk Characteristics
Construction and development [1]	Commercial and residential construction loans	Secured by commercial and residential real estate	Cash flows	Industry and geography of borrower's business, purpose of the loan, repayment sources, borrower's capacity and financial performance, loan covenants, guarantees and nature of pledged collateral
Owner-occupied CRE	Small and middle market businesses	Secured by commercial real estate
Non-owner-occupied CRE
Multifamily residential real estate
Agriculture	Agri-business operating and real estate loans	Secured by operating assets, agricultural real estate, and guarantees of owners	Cash flows	Geography of the borrower's operations, commodity type and prices and weather patterns, purpose of the loan, repayment sources, borrower's debt capacity and financial performance, loan covenants, guarantees and nature of pledged collateral
Commercial non-real estate	Small and middle market businesses and loans made to public sector	Secured by business assets and guarantees of owners	Cash flows	Industry and geography of the borrower's business, purpose of the loan, repayment sources, borrower's debt capacity and financial performance, loan covenants, guarantees and nature of pledged collateral
Residential real estate	Residential mortgages and home equity loans and lines	Secured by residential real estate	Borrower's income	Borrower's capacity and willingness to repay, unemployment rates and other economic factors, and customer repayment history
Consumer and other	Consumer loans and all other loan relationships that do not fit within categories above, including consumer and commercial credit cards and consumer deposit account overdrafts	Secured by automobiles, unsecured
[1] Residential real estate construction loans are included in the construction and development segment until construction is completed, after which the loan is moved to the residential real estate loan segment.

Changes to the allowance for credit losses are made by charges to the provision for credit losses, which is reflected on the consolidated statements of income. Past due status is monitored as an indicator of credit deterioration. Loans deemed to be uncollectible are charged off against the allowance for credit losses. Recoveries of amounts previously charged-off are credited to the allowance for credit losses.
Unfunded Commitments and Unfunded Commitments Reserve
Unfunded residential mortgage loan commitments entered into in connection with mortgage loans to be held for sale are considered derivatives and are recorded at fair value and included in accrued expenses and other liabilities on the consolidated balance sheets with changes in fair value recorded in other interest income in the consolidated statements of income. All other unfunded loan commitments are generally related to providing credit facilities to customers and are not considered derivatives.
The unfunded commitments reserve ("unfunded reserve") presents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. An unfunded reserve is not recognized for commitments unconditionally cancellable by the Company, which includes credit cards, warehouse lines of credit and other revolving lines which are deemed to be unconditionally cancellable and is recorded in accrued expenses and other liabilities on the consolidated balance sheet. Changes to the unfunded reserve are recognized in provision for credit losses in the consolidated statements of income. The unfunded reserve is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). Loss rates are estimated by utilizing the same loss rates calculated for the collective reserve of the allowance for credit losses. The Company's change in unfunded commitments reserve from the incurred loss methodology to the current expected credit loss methodology was immaterial as of the date of adoption and therefore no provision was recognized.
15-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Accrued Interest Receivable
Upon adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, the Company has elected the following:
•Accrued interest receivable balances are presented separately within the consolidated balance sheets,
•Accrued interest receivable balances are excluded from amortized cost of financing receivables and related disclosure requirements, and
•Uncollectible accrued interest receivable is written off by reversing interest income, generally upon becoming 90 days past due.
Accordingly, we do not recognize an allowance for credit losses on accrued interest receivable.
Subsequent Events
The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements. Other than those described below, there were no material events or transactions that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.
On January 27, 2021, the Board of Directors of the Company declared a dividend of $0.01 per common share payable on February 26, 2021 to stockholders of record as of close of business on February 12, 2021.
2. New Accounting Standards
Accounting Standards Adopted in Fiscal Year 2021
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, which address recording of estimated lifetime credit losses on loans, including funded and unfunded commitments, and other financial instruments held by financial institutions and other organizations. ASU 2016-13, as amended, requires institutions to measure all expected credit losses related to financial assets measured at amortized cost with an expected loss model based on historical experience, current conditions and reasonable and supportable forecasts relevant to affect the collectability of the financial assets, which is referred to as the CECL model. ASU 2016-13, as amended, requires enhanced disclosures, including qualitative and quantitative requirements, to help understand significant estimates and judgments used in estimating credit losses, as well as provide additional information about the amounts recorded in the financial statements.
The measurement of expected losses under CECL is applicable to financial assets measured at amortized cost, including loan receivables and debt securities held to maturity. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit and other similar instruments). In addition, CECL requires debt securities available for sale with an unrealized loss to be recognized as allowance for credit loss rather than as a write-down of the securities amortized cost basis when management intends to sell or believes that it is not more-likely-than-not that they will be required to sell the securities prior to recovery of the securities amortized cost to be recognized as allowance for credit loss rather than as a write-down of the securities amortized cost basis . The CECL standard does not apply to the loan portfolio accounted for using the fair value option.
The Company identified eight loan portfolio segments for which a model has been established to estimate credit losses. The historical data sets of these segments were identified, populated and validated. Each segment contains loans which have similar risk characteristics. Not unlike the incurred loss model, each segment is split into loans that are individually assessed and those that are collectively assessed.
The Company adopted the standard on October 1, 2020, and applied the standard's provisions under the modified retrospective approach. Upon adoption of the standard, the Company recorded a $177.3 million increase to the ACL, of which $1.5 million related to the transfer of discounts on previously acquired loans and $175.8 million related to changes from the incurred loss model to the CECL model, which resulted in a cumulative effect adjustment decrease of $132.9 million (after-tax) to retained earnings. The tax effect resulted in a $42.9 million increase in deferred tax assets. In addition, the Company has elected the 5 year CECL transition for regulatory capital ratios, resulting in an add-back of $129.5 million to common equity tier 1 capital as of December 31, 2020.
16-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the composition of loans and allowance by portfolio segment as of September 30, 2020, as adjusted at September 30, 2020 and October 1, 2020.

	Reported Balance September 30, 2020	Reclassifications ¹	Unamortized Discounts, Unearned Net Deferred Fees and Net Loans in Process Included in Amortized Cost ²	Adjusted Balance September 30, 2020	Adoption of ASU 2016-13, as amended ³	Adjusted Balance October 1, 2020
	(dollars in thousands)
Loans:
Construction and development	n/a ⁴	$512,539	$(2,895)	$509,644	$—	$509,644
Owner-occupied CRE	n/a ⁴	1,420,061	(2,667)	1,417,394	36	1,417,430
Non-owner-occupied CRE	n/a ⁴	2,902,612	(8,232)	2,894,380	1,497	2,895,877
Multifamily residential real estate	n/a ⁴	536,828	(2,845)	533,983	(8)	533,975
Total commercial real estate	5,274,941	(5,274,941)	—	—	—	—
Agriculture	1,724,350	—	(1,654)	1,722,696	55	1,722,751
Commercial non-real estate	2,181,656	—	(16,618)	2,165,038	(85)	2,164,953
Residential real estate	830,102	(97,099)	(2,191)	730,812	23	730,835
Consumer and other	—	100,553	1,642	102,195	(20)	102,175
Consumer	63,206	(63,206)	—	—	—	—
Other	37,347	(37,347)	—	—	—	—
Ending balance	10,111,602	—	(35,460)	10,076,142	1,498	10,077,640
Less: Unamortized discount on acquired loans	(8,215)	—	8,215	—	—	—
Unearned net deferred fees and costs and net loans in process	(27,245)	—	27,245	—	—	—
Total	$10,076,142	$—	$—	$10,076,142	$1,498	$10,077,640

Allowance:
Construction and development	n/a ⁴	$(7,012)	$—	$(7,012)	$(11,963)	$(18,975)
Owner-occupied CRE	n/a ⁴	(20,530)	—	(20,530)	(4,298)	(24,828)
Non-owner-occupied CRE	n/a ⁴	(50,965)	—	(50,965)	(98,986)	(149,951)
Multifamily residential real estate	n/a ⁴	(6,726)	—	(6,726)	(2,681)	(9,407)
Total commercial real estate	(84,496)	84,496	—	—	—	—
Agriculture	(27,018)	—	—	(27,018)	(24,360)	(51,378)
Commercial non-real estate	(27,599)	—	—	(27,599)	(32,938)	(60,537)
Residential real estate	(8,202)	737	—	(7,465)	(2,595)	(10,060)
Consumer and other	(2,572)	—	—	(2,572)	532	(2,040)
Total	$(149,887)	$—	$—	$(149,887)	$(177,289)	$(327,176)
[1] Reclassifications made from reported loan and related allowance segments to align with the eight loan portfolio segments established for adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, to estimate credit losses.

[2] Unamortized discount on acquired loans, unearned net deferred fees and costs and net loans in process to related were assigned to appropriate loan portfolio segment to present loan categories at amortized cost.

[3] Discounts on previously acquired loans and Day 1 impact of adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, were transferred to allowance for credit losses as a part of CECL adoption.

[4] Balance for this segment is included in total commercial real estate for September 30, 2020.
The Company did not record an allowance for available for sale or held to maturity securities upon adoption as the investment portfolio consisted primarily of debt securities explicitly or implicitly backed by the U.S. Government for which expected credit loss is zero.
We adopted the CECL standard using the prospective transition approach for financial assets purchased with credit deterioration ("PCD") that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with the standard, we did not reassess whether PCI assets met the definition of PCD assets as of the date of adoption. On October 1, 2020, the Company determined $1.5 million of existing discounts on PCD loans was related to credit factors and was reclassified to the ACL. The remaining noncredit discount of $6.7 million was determined to be related to noncredit factors and will be accreted into interest income on a level-yield method over the remaining life of the loans. For additional information, see "Note 1. Nature of Operations and Summary of Significant Policies", "Note 3. Securities Available for Sale", and "Note 4. Loans and Allowance for Credit Losses."
17-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Accounting Standards Not Yet Adopted in Fiscal Year 2021
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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of December 31, 2020
U.S. Treasury securities	$24,991	$23	$—	$25,014
U.S. Agency securities	24,975	—	(272)	24,703
Mortgage-backed securities:
Government National Mortgage Association	424,756	10,220	(102)	434,874
Federal Home Loan Mortgage Corporation	769,254	17,187	(65)	786,376
Federal National Mortgage Association	455,651	7,301	(206)	462,746
Small Business Assistance Program	264,798	7,829	(192)	272,435
States and political subdivision securities	51,120	1,297	—	52,417
Other	1,006	44	—	1,050
Total	$2,016,551	$43,901	$(837)	$2,059,615

18-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2020
U.S. Treasury securities	$49,924	$228	$—	$50,152
U.S. Agency securities	24,974	86	—	25,060
Mortgage-backed securities:
Government National Mortgage Association	485,689	11,481	(43)	497,127
Federal Home Loan Mortgage Corporation	578,650	18,919	(9)	597,560
Federal National Mortgage Association	287,842	7,788	(16)	295,614
Small Business Assistance Program	244,653	7,884	(58)	252,479
States and political subdivision securities	54,224	1,356	—	55,580
Other	1,006	48	—	1,054
Total	$1,726,962	$47,790	$(126)	$1,774,626
The amortized cost and approximate fair value of debt securities available for sale as of December 31, 2020 and September 30, 2020, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalty.

	December 31, 2020		September 30, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$42,973	$43,103	$67,131	$67,456
Due after one year through five years	48,047	48,499	51,779	52,694
Due after five years through ten years	10,066	10,532	10,212	10,642
Due after ten years	—	—	—	—
	101,086	102,134	129,122	130,792
Mortgage-backed securities	1,914,459	1,956,431	1,596,834	1,642,780
Securities without contractual maturities	1,006	1,050	1,006	1,054
Total	$2,016,551	$2,059,615	$1,726,962	$1,774,626
There were no sales of securities available for sale for both the three months ended December 31, 2020 and 2019 and as such there were no proceeds from the sales of securities available for sale for same periods. No gross gains (pre-tax) were realized on the sales for each of the three months ended December 31, 2020 and 2019, using the specific identification method. No gross losses (pre-tax) were realized on the sales for each of the three months ended December 31, 2020 and 2019, using the specific identification method.
Securities with an estimated fair value of approximately $1.07 billion and $1.10 billion at December 31, 2020 and September 30, 2020, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required by contractual obligation or law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 9% and 6% of the Company’s investment portfolio at estimated fair value at December 31, 2020 and September 30, 2020, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are not the result of credit losses at December 31, 2020, and therefore, an allowance for credit losses was not recorded. Prior to the adoption of ASU 2016-13, as amended, the Company recognized no other-than-temporary impairment for the three months ended December 31, 2019.
19-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of December 31, 2020
U.S. Agency securities	$24,703	$(272)	$—	$—	$24,703	$(272)
Mortgage-backed securities	146,799	(553)	8,388	(12)	155,187	(565)
Total	$171,502	$(825)	$8,388	$(12)	$179,890	$(837)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2020
U.S. Agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	71,547	(103)	27,897	(23)	99,444	(126)
Total	$71,547	$(103)	$27,897	$(23)	$99,444	$(126)
As of December 31, 2020 and September 30, 2020, the Company had 22 and 18 securities, respectively, in an unrealized loss position.
4. Loans and Allowance for Credit Losses
The following table presents the composition of loans at amortized cost as of December 31, 2020 and September 30, 2020.

	December 31, 2020				September 30, 2020
	Total Loans	Less: Fair Value Option Loans	Less: Guaranteed Loans ¹	Loans at Amortized Cost	Total Loans ²	Less: Fair Value Option Loans	Less: Guaranteed Loans ¹	Loans at Amortized Cost
	(dollars in thousands)
Construction and development	$482,462	$—	$—	$482,462	$509,644	$—	$—	$509,644
Owner-occupied CRE	1,411,558	107,541	47,808	1,256,209	1,417,394	109,097	48,468	1,259,829
Non-owner-occupied CRE	2,660,682	260,916	27,168	2,372,598	2,894,380	283,266	27,402	2,583,712
Multifamily residential real estate	476,159	3,045	—	473,114	533,983	3,847	—	530,136
Total commercial real estate	5,030,861	371,502	74,976	4,584,383	5,355,401	396,210	75,870	4,883,321
Agriculture	1,635,952	115,925	39,426	1,480,601	1,722,696	129,041	42,353	1,551,302
Commercial non-real estate	2,054,478	124,161	715,163	1,215,154	2,165,038	129,934	744,371	1,290,733
Residential real estate ³	708,086	—	294	707,792	730,812	—	290	730,522
Consumer and other ⁴	88,499	—	—	88,499	102,195		—	102,195
Total	$9,517,876	$611,588	$829,859	$8,076,429	$10,076,142	$655,185	$862,884	$8,558,073
[1] Includes loans guaranteed by agencies of the U.S. government.
2 As a part of the adoption of CECL, loan segments are presented based on amortized cost, which includes unpaid principal balance, unamortized discount on acquired loans, and unearned net deferred fees and costs. For additional information on September 30, 2020 loan segment balances, see Note 2.

[3] Includes residential real estate loans held for sale of $11.6 million and $12.4 million at December 31, 2020 and September 30, 2020, respectively, recorded at the lower of cost or fair value..
[4] Other loans primarily include consumer and commercial credit cards, customer deposit account overdrafts and loans in process.
20-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the Company’s past due and nonaccrual loans at amortized cost as of December 31, 2020. This table excludes loans measured at fair value under the fair value option of $611.6 million at December 31, 2020. Loans greater than 90 days past due and still accruing interest as of December 31, 2020 were nominal.

As of December 31, 2020	Current or Less Than 30 Days Past Due	30-89 Days Past Due	Nonaccrual	Total
	(dollars in thousands)
Construction and development	$468,025	$180	$14,257	$482,462
Owner-occupied CRE	1,286,830	411	16,776	1,304,017
Non-owner-occupied CRE	2,346,904	16,097	36,765	2,399,766
Multifamily residential real estate	472,675	439	—	473,114
Total commercial real estate	4,574,434	17,127	67,798	4,659,359
Agriculture	1,322,075	12,319	185,633	1,520,027
Commercial non-real estate	1,909,610	3,210	17,497	1,930,317
Residential real estate	698,146	3,166	6,774	708,086
Consumer and other	88,228	152	70	88,450
Total	$8,592,493	$35,974	$277,772	$8,906,239
The following table presents the Company’s past due loans at September 30, 2020. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value under the fair value option of $655.2 million at September 30, 2020.

	Current or Less Than 30 Days Past Due	30-89 Days Past Due	Nonaccrual	Total
	(dollars in thousands)
As of September 30, 2020
Commercial real estate	$4,790,963	$8,894	$73,146	$4,873,003
Agriculture	1,317,377	60,020	217,642	1,595,039
Commercial non-real estate	2,021,308	3,512	26,843	2,051,663
Residential real estate	821,154	2,459	4,441	828,054
Consumer and other	100,319	45	74	100,438
Ending balance	$9,051,121	$74,930	$322,146	$9,448,197
The following table provides additional information on nonaccrual loans for the three months ended December 31, 2020. There were no loans greater than 90 days past due and still accruing interest as of September 30, 2020.

Three Months Ended December 31, 2020	Nonaccrual September 30, 2020	Nonaccrual December 31, 2020	Nonaccrual Loans with No Related ACL	Interest Income Recognized on Nonaccrual Loans	Accrued Interest Written Off on Nonaccrual Loans
	(dollars in thousands)
Construction and development	n/a ¹	$14,257	$—	$—	$110
Owner-occupied CRE	n/a ¹	16,776	8,036	—	13
Non-owner-occupied CRE	n/a ¹	36,765	11,686	—	1,717
Multifamily residential real estate	n/a ¹	—	—	—	—
Total commercial real estate	$73,146	67,798	19,722	—	1,840
Agriculture	217,642	185,633	154,508	—	382
Commercial non-real estate	26,843	17,497	7,711	—	2
Residential real estate	4,441	6,774	—	—	25
Consumer and other	74	70	—	—	1
Total	$322,146	$277,772	$181,941	$—	$2,250
[1] Balance for this segment is included in total commercial real estate for September 30, 2020.
This table presents the loans based on credit quality, loan segment and year of origination at amortized cost and excludes loans measured at fair value under the fair value option of $611.6 million at December 31, 2020.
21-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Term loans
	Fiscal Year to Date	Fiscal Year
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(dollars in thousands)
Construction and development
Pass	$86,339	$160,884	$108,053	$30,830	$2,570	$824	$63,584	$—	$453,084
Special Mention	3,686	—	200	—	—	—	—	—	3,886
Substandard	11,322	33	—	12,746	—	—	1,364	—	25,465
Doubtful	—	—	27	—	—	—	—	—	27
Total construction and development	$101,347	$160,917	$108,280	$43,576	$2,570	$824	$64,948	$—	$482,462
Owner-occupied CRE
Pass	$104,322	$372,920	$227,194	$117,287	$164,280	$185,366	$51,397	$59	$1,222,825
Special Mention	465	1,853	2,170	6,651	8,481	8,032	332	—	27,984
Substandard	4,358	4,609	4,643	18,257	11,704	6,447	—	—	50,018
Doubtful	—	—	3,190	—	—	—	—	—	3,190
Total owner-occupied CRE	$109,145	$379,382	$237,197	$142,195	$184,465	$199,845	$51,729	$59	$1,304,017
Non-owner-occupied CRE
Pass	$161,105	$423,025	$360,220	$348,757	$382,487	$334,667	$44,898	$—	$2,055,159
Special Mention	18,991	1,555	35,322	77,164	15,448	16,874	—	—	165,354
Substandard	14,418	64,261	15,527	41,830	—	7,758	35,459	—	179,253
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied CRE	$194,514	$488,841	$411,069	$467,751	$397,935	$359,299	$80,357	$—	$2,399,766
Multifamily residential real estate
Pass	$72,043	$100,793	$102,328	$71,541	$16,889	$56,216	$248	$—	$420,058
Special Mention	256	—	2,629	20,686	46	107	21,200	—	44,924
Substandard	—	7,311	—	—	487	334	—	—	8,132
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential real estate	$72,299	$108,104	$104,957	$92,227	$17,422	$56,657	$21,448	$—	$473,114
Total commercial real estate
Pass	$423,809	$1,057,622	$797,795	$568,415	$566,226	$577,073	$160,127	$59	$4,151,126
Special Mention	23,398	3,408	40,321	104,501	23,975	25,013	21,532	—	242,148
Substandard	30,098	76,214	20,170	72,833	12,191	14,539	36,823	—	262,868
Doubtful	—	—	3,217	—	—	—	—	—	3,217
Total commercial real estate	$477,305	$1,137,244	$861,503	$745,749	$602,392	$616,625	$218,482	$59	$4,659,359
22-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Term loans
	Fiscal Year to Date	Fiscal Year
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(dollars in thousands)
Agriculture
Pass	$56,160	$222,029	$105,591	$85,249	$82,726	$62,253	$460,060	$—	$1,074,068
Special Mention	21,040	29,166	7,402	13,400	23,817	4,511	49,451	—	148,787
Substandard	11,412	36,842	15,034	41,653	39,723	8,121	114,838	—	267,623
Doubtful	1,595	49	754	22,230	1,446	—	3,475	—	29,549
Total agriculture	$90,207	$288,086	$128,781	$162,532	$147,712	$74,885	$627,824	$—	$1,520,027
Commercial non-real estate
Pass	$28,084	$827,457	$195,666	$63,526	$52,661	$43,956	$573,735	$8	$1,785,093
Special Mention	6,500	21,521	2,812	1,714	2,576	864	19,391	—	55,378
Substandard	7,950	20,120	12,992	4,561	255	1,395	32,619	—	79,892
Doubtful	—	390	52	84	—	4,269	5,159	—	9,954
Total commercial non-real estate	$42,534	$869,488	$211,522	$69,885	$55,492	$50,484	$630,904	$8	$1,930,317
Residential real estate ¹
Pass	$48,697	$213,698	$86,203	$52,442	$31,231	$119,770	$138,017	$282	$690,340
Special Mention	297	825	341	303	304	998	220	—	3,288
Substandard	279	1,545	2,828	1,363	421	6,083	1,937	—	14,456
Doubtful	—	—	—	—	—	2	—	—	2
Total residential real estate	$49,273	$216,068	$89,372	$54,108	$31,956	$126,853	$140,174	$282	$708,086
Consumer and other ¹
Pass	$31,451	$22,536	$16,856	$2,898	$1,220	$1,370	$12,058	$—	$88,389
Special Mention	9	—	—	—	—	12	3	—	24
Substandard	6	6	18	2	10	8	35	—	85
Doubtful	—	—	—	1	—	—	—	—	1
Total consumer and other	$31,466	$22,542	$16,874	$2,901	$1,230	$1,390	$12,096	$—	$88,499
Total loans
Pass	$588,201	$2,343,342	$1,202,111	$772,530	$734,064	$804,422	$1,343,997	$349	$7,789,016
Special Mention	51,244	54,920	50,876	119,918	50,672	31,398	90,597	—	449,625
Substandard	49,745	134,727	51,042	120,412	52,600	30,146	186,252	—	624,924
Doubtful	1,595	439	4,023	22,315	1,446	4,271	8,634	—	42,723
Total loans	$690,785	$2,533,428	$1,308,052	$1,035,175	$838,782	$870,237	$1,629,480	$349	$8,906,288
[1] The Company generally does not risk rate residential real estate or consumer and other loans unless a default event such as a bankruptcy or extended nonperformance takes place. Alternatively, standard credit scoring systems are used to assess credit risks of residential real estate and consumer and other loans.

The following table presents the composition of the loan portfolio by internally assigned grade as of September 30, 2020. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value under the fair value option of $655.2 million at September 30, 2020.

As of September 30, 2020	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate ¹	Consumer and Other ¹	Total
	(dollars in thousands)
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$4,062,814	$968,875	$1,851,323	$806,436	$99,632	$7,789,080
Watchlist	577,399	265,714	94,401	6,972	709	945,195
Substandard	229,467	348,910	94,316	13,173	93	685,959
Doubtful	3,323	11,540	11,623	1,473	4	27,963
Loss	—	—	—	—	—	—
Ending balance	4,873,003	1,595,039	2,051,663	828,054	100,438	9,448,197
[1] The Company generally does not risk rate residential real estate or consumer and other loans unless a default event such as a bankruptcy or extended nonperformance takes place. Alternatively, standard credit scoring systems are used to assess credit risks of residential real estate and consumer and other loans.

23-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Additional disclosures previously required by ASC Topic 310 related to the Company's September 30, 2020 balances and activity for the quarter ended December 31, 2019 are included as follows:
The following table presents the Company’s impaired loans at September 30, 2020. This table excludes purchased credit impaired loans and loans measured at fair value under the fair value option.

	September 30, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
Impaired loans:	(dollars in thousands)
With an allowance for credit losses recorded:
Commercial real estate	$111,121	$114,034	$25,087
Agriculture	53,052	55,145	8,151
Commercial non-real estate	39,821	47,571	7,822
Residential real estate	5,670	6,314	1,903
Consumer and other	98	109	30
Total impaired loans with an allowance for credit losses recorded	209,762	223,173	42,993
With no allowance for credit losses recorded:
Commercial real estate	121,380	161,211	—
Agriculture	308,734	332,272	—
Commercial non-real estate	66,542	75,365	—
Residential real estate	6,543	8,818	—
Consumer and other	—	108	—
Total impaired loans with no allowance for credit losses recorded	503,199	577,774	—
Total impaired loans	$712,961	$800,947	$42,993
The following table presents the average recorded investment on impaired loans and interest income recognized on impaired loans for the three months ended December 31, 2019.

	Three Months Ended December 31, 2019
	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(dollars in thousands)
Commercial real estate	$73,422	$2,379
Agriculture	360,397	8,517
Commercial non-real estate	72,389	2,870
Residential real estate	9,013	266
Consumer	179	1
Total	$515,400	$14,033
The Company did not acquire any loans during the three months ended December 31, 2020. Prior to October 1, 2020, the Company accounted for acquired impaired loans in accordance with ASC 310-30. The following is a summary of changes in the accretable difference for all loans accounted for under ASC 310-30 during the three months ended December 31, 2019.

Three Months Ended December 31, 2019
(dollars in thousands)
Balance, beginning of period	$26,047
Accretion	(1,940)
Reclassification (to) from nonaccretable difference	(2,977)
Balance, end of period	$21,130
24-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are TDRs that were classified as impaired. Loans are designated as TDRs when the borrower is experiencing financial difficulty, and the Company agrees to concessions that are both significant and outside of market terms. Individual reserves included in the allowance for credit losses for TDRs were $8.5 million and $11.0 million at December 31, 2020 and September 30, 2020, respectively. There were no commitments to lend additional funds to borrowers whose loans were modified in a TDR at both December 31, 2020 and September 30, 2020.
The following table presents the amortized cost of the Company’s TDR balances as of December 31, 2020 and recorded value of TDR balances as of September 30, 2020.

	December 31, 2020		September 30, 2020
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Construction and development	$1,364	$27	n/a ¹	n/a ¹
Owner-occupied CRE	5,590	—	n/a ¹	n/a ¹
Non-owner-occupied CRE	12,203	11,637	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	n/a ¹	n/a ¹
Total commercial real estate	19,157	11,664	$23,215	$11,913
Agriculture	3,356	35,736	2,976	45,971
Commercial non real estate	8,304	5,096	8,734	4,803
Real estate	269	69	277	74
Consumer and other	2	27	3	31
Total	$31,088	$52,592	$35,205	$62,792
[1] Balance for this segment is included in total commercial real estate for September 30, 2020.
TDRs are generally restructured through either a rate modification, term extension, payment modification or due to a bankruptcy. The following table presents a summary of all accruing loans restructured in TDRs for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
	2020			2019
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Construction and development	—	$—	$—	n/a ¹	n/a ¹	n/a ¹
Owner-occupied CRE	—	—	—	n/a ¹	n/a ¹	n/a ¹
Non-owner-occupied CRE	1	10,640	10,640	n/a ¹	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	—	n/a ¹	n/a ¹	n/a ¹
Total commercial real estate	1	10,640	10,640	—	—	—
Agriculture	1	700	700	—	—	—
Commercial non-real estate	—	—	—	2	1,144	1,444
Residential real estate	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total accruing	2	$11,340	$11,340	2	$1,144	$1,444
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—
[1] Balance for this segment is included in total commercial real estate for September 30, 2020.
25-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of all nonaccruing loans restructured in TDRs for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
	2020			2019
		Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Construction and development	—	$—	$—	n/a ¹	n/a ¹	n/a ¹
Owner-occupied CRE	—	—	—	n/a ¹	n/a ¹	n/a ¹
Non-owner-occupied CRE	—	—	—	n/a ¹	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	—	n/a ¹	n/a ¹	n/a ¹
Total commercial real estate	—	—	—	1	2,216	2,216
Agriculture	3	2,776	2,776	10	1,455	1,455
Commercial non-real estate	1	748	748	2	830	830
Residential real estate	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total nonaccruing	4	$3,524	$3,524	13	$4,501	$4,501
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—
[1] Balance for this segment is included in total commercial real estate for September 30, 2020.
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default or a charge-off for the three months ended December 31, 2020 and 2019, respectively.

	Three Months Ended December 31,
	2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Construction and development	—	$—	n/a ¹	n/a ¹
Owner-occupied CRE	—	—	n/a ¹	n/a ¹
Non-owner-occupied CRE	—	—	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	n/a ¹	n/a ¹
Total commercial real estate	—	—	—	$—
Agriculture	—	—	19	14,347
Commercial non-real estate	3	653	1	2,834
Residential real estate	—	—	—	—
Consumer and other	—	—	—	—
Total	3	$653	20	$17,181
[1] Balance for this segment is included in total commercial real estate for September 30, 2020.
For purposes of the table above, a loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. During the three months ended December 31, 2020 and 2019, there were no loans removed from TDR status as they were restructured at market terms and are performing.
26-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses ("ACL")
As previously mentioned in Note 2. New Accounting Standards, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, which resulted in a significant change to the Company's methodology for estimating the ACL. As a result of this adoption, the Company recorded a $177.3 million increase to the allowance as a cumulative-effect adjustment on October 1, 2020.
The following tables presents ACL activity by loan portfolio segment for the three months ended December 31, 2020.

Three Months Ended December 31, 2020	Adjusted balance September 30, 2020 ¹	Adoption of ASU 2016-13, as amended	Adjusted beginning balance, October 1, 2020	Charge-offs	Recoveries	(Reversal of) provision for credit losses on loans	Ending balance, December 31, 2020
	(dollars in thousands)
Construction and development	$7,012	$11,963	$18,975	$(27)	$268	$(502)	$18,714
Owner-occupied CRE	20,530	4,298	24,828	—	—	258	25,086
Non-owner-occupied CRE	50,965	98,986	149,951	(28,269)	61	(992)	120,751
Multifamily residential real estate	6,726	2,681	9,407	—	—	366	9,773
Total commercial real estate	85,233	117,928	203,161	(28,296)	329	(870)	174,324
Agriculture	27,018	24,360	51,378	(2,144)	1,734	(3,989)	46,979
Commercial non-real estate	27,599	32,938	60,537	(2,043)	245	17,216	75,955
Residential real estate	7,465	2,595	10,060	(96)	32	(324)	9,672
Consumer and other	2,572	(532)	2,040	(232)	113	(57)	1,864
Total	$149,887	$177,289	$327,176	$(32,811)	$2,453	$11,976	$308,794
1 At September 30, 2020, the allowance balances were reclassified to align with the eight loan portfolio segments established for adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs. For additional information, see Note 2.

The allowance for unfunded commitments was $2.3 million and $2.4 million at December 31, 2020 and September 30, 2020, respectively, and is recorded in accrued expenses and other liabilities on the consolidated balance sheets. The (reversal of) provision for unfunded commitments was $0.1 million for the three months ended December 31, 2020 and is included in provision for credit losses in the consolidated statements of income. The provision for unfunded commitments was $0.2 million for the three months ended December 31, 2019 and is included in other noninterest expense in the consolidated statements of income.
The following table presents ACL activity by loan portfolio segment for the three months ended December 31, 2019.

Three Months Ended December 31, 2019	Beginning balance, October 1, 2019	Charge-offs	Recoveries	Provision for credit losses on loans	Impairment (improvement) of ASC 310-30 loans	Ending balance, December 31, 2019
	(dollars in thousands)
Commercial real estate	$16,827	$(37)	$120	$572	$(20)	$17,462
Agriculture	30,819	(4,606)	103	5,978	(265)	32,029
Commercial non-real estate	17,567	(1,481)	112	1,191	—	17,389
Residential real estate	4,095	(169)	164	192	338	4,620
Consumer and other	1,466	(373)	71	117	—	1,281
Total	$70,774	$(6,666)	$570	$8,050	$53	$72,781

5. Derivative Financial Instruments
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
27-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by the Company as of December 31, 2020 and September 30, 2020.

	December 31, 2020			September 30, 2020
	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps - FVO loan portfolio
Financial institution counterparties	$562,359	$—	$(54,568)	$592,241	$—	$(62,587)
Interest rate swaps - Other
Financial institution counterparties	708,872	—	(1,516)	641,189	—	(1,672)
Customer counterparties	708,872	74,495	—	641,189	83,533	—
Interest rate caps
Financial institution counterparties	26,538	2	—	20,538	2	—
Customer counterparties	26,538	—	(2)	20,538	—	(2)
Risk participation agreements	82,111	—	(22)	80,681	—	(32)
Mortgage loan commitments	79,738	322	—	92,278	—	(96)
Mortgage loan forward sale contracts	80,441	—	(322)	94,084	96	—
Total	$2,275,469	$74,819	$(56,430)	$2,182,738	$83,631	$(64,389)
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
The following tables provide information on the Company's netting adjustments as of December 31, 2020 and September 30, 2020.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
As of December 31, 2020
Total Derivative Assets	$74,819	$(4,321)	$17,763	$88,261
Total Derivative Liabilities ¹	(56,430)	4,321	51,785	(324)
[1] There was an additional $25.1 million of collateral held for initial margin with a Futures Clearing Merchant for clearing derivatives at December 31, 2020 and is included in other assets in the consolidated balance sheets.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
As of September 30, 2020
Total Derivative Assets	$83,631	$(5,263)	$20,012	$98,380
Total Derivative Liabilities ¹	(64,389)	5,263	59,028	(98)
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
28-

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
The effect of derivatives on the consolidated statements of income for the three months ended December 31, 2020 and 2019 was as follows.

		Amount of (Loss) Gain Recognized in Consolidated Statements of Income
		Three Months Ended December 31,
	Location of (Loss) Gain Recognized in Consolidated Statements of Income	2020	2019
		(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps - FVO loan portfolio	Derivative interest expense	$(3,393)	$(890)
Interest rate swaps - FVO loan portfolio	Change in fair value of FVO loans and related derivatives	8,570	12,809
Interest rate swaps and other derivatives	Other derivative income	898	1,597
Mortgage loan commitments	Other derivative income	(418)	28
Mortgage loan forward sale contracts	Other derivative income	418	(28)

6. The Fair Value Option for Certain Loans
The Company has elected to measure certain long-term loans at fair value to assist in managing the interest rate risk for longer-term loans. This fair value option was elected upon the origination of these loans. Interest income is recognized in the same manner as interest on non-fair value loans.
See Note 14 for additional disclosures regarding the fair value of the fair value option loans.
Long-term loans for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $31.6 million at December 31, 2020 and a net favorable difference of approximately $37.3 million at September 30, 2020. The total unpaid principal balance of these long-term loans was approximately $580.0 million and $617.9 million at December 31, 2020 and September 30, 2020, respectively. The fair value of these loans is included in total loans in the consolidated balance sheets and are grouped with commercial real estate, agricultural and commercial non-real estate loans in Note 4. As of December 31, 2020 and September 30, 2020, there were loans with a fair value of $14.6 million and $21.7 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $14.6 million and $26.2 million, respectively.
Changes in fair value for items for which the fair value option has been elected were a decrease in fair value of $10.2 million and $14.9 million for the three months ended December 31, 2020 and December 31, 2019, respectively. These changes in fair value are reported net of the related derivative activity in change in fair value of FVO loans and related derivatives within the consolidated statements of income.
For long-term loans, $1.5 million and $2.1 million for the three months ended December 31, 2020 and December 31, 2019, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
29-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
7. Core Deposits and Other Intangibles
The following table presents a summary of intangible assets subject to amortization as of December 31, 2020 and September 30, 2020.

	Core Deposit Intangible	Customer Relationships Intangible	Other Intangible	Total
	(dollars in thousands)
As of December 31, 2020
Gross carrying amount	$7,339	$3,172	$538	$11,049
Accumulated amortization	(4,499)	(305)	(341)	(5,145)
Net intangible assets	$2,840	$2,867	$197	$5,904
As of September 30, 2020
Gross carrying amount	$7,339	$3,172	$538	$11,049
Accumulated amortization	(4,316)	(244)	(325)	(4,885)
Net intangible assets	$3,023	$2,928	$213	$6,164
Amortization expense of intangible assets were $0.3 million and $0.4 million for the three months ended December 31, 2020 and December 31, 2019, respectively.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2021	$754
2022	929
2023	831
2024	742
2025	683
2026 and thereafter	1,965
Total	$5,904

8. Leases
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
The Company leases certain branch and corporate offices, land and ATM facilities through operating leases with terms typically ranging from 1 to 15 years, with the longest term having a lease expiration of March 31, 2034. The Company has no significant financing leases as of December 31, 2020.
30-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes the ROU asset and lease liability as of December 31, 2020 and September 30, 2020.

	December 31, 2020	September 30, 2020
	(dollars in thousands)
ROU asset	$21,264	$22,709
Total lease liability	22,586	24,114
Weighted average remaining lease term	6.21 years	6.29 years
Weighted average discount rate ¹	1.82%	1.83%
[1] The Company uses its incremental borrowing rate to calculate the present value of lease payments when the interest rate implicit in the lease is not disclosed.
Total lease expense incurred by the Company was $1.7 million for both the three months ended December 31, 2020 and 2019, principally made up of contractual lease payments for operating leases.
As of December 31, 2020 and September 30, 2020, the Company had no operating leases that had not yet commenced.
The following table presents supplemental cash flow information related to leases for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
	2020	2019
	(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$1,482	$1,410
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$987	$624
The following table presents a maturity analysis of the Company's operating lease liability as of December 31, 2020.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2021	$4,383
2022	4,701
2023	4,149
2024	3,410
2025	2,469
2026 and thereafter	5,395
Total undiscounted lease payments	24,507
Less: Amounts representing interest	(1,921)
Lease liability	$22,586

9. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $93.6 million and $82.6 million and fair value of approximately $95.8 million and $84.7 million at December 31, 2020 and September 30, 2020, respectively. In most cases, in alignment with the repurchase agreements in place with customers, the Company over-collateralizes the agreements at 102% of total funds borrowed to protect the purchaser from changes in market value. Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered.
The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at December 31, 2020 and September 30, 2020.

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$80,355	$—	$—	$—	$80,355
Total repurchase agreements	$80,355	$—	$—	$—	$80,355
31-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$65,506	$—	$—	$—	$65,506
Total repurchase agreements	$65,506	$—	$—	$—	$65,506

10. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at December 31, 2020 and September 30, 2020.

	December 31, 2020	September 30, 2020
	(dollars in thousands)
Short-term borrowings:
Fed funds purchased, matured in October 2020	$—	$75,000
Long-term borrowings:
Notes payable to FHLB, interest rates from 2.76% to 2.88% and maturity dates from September 2022 to September 2024 collateralized by real estate loans	120,000	120,000
Total	$120,000	$195,000
As of December 31, 2020 and September 30, 2020, the Company had a borrowing capacity of $943.5 million and $947.7 million, respectively, with the FRB Discount Window. Principal balances of loans pledged to FRB Discount Window to collateralize the borrowing totaled $1.11 billion at December 31, 2020 and $1.17 billion at September 30, 2020. The Company has secured this line for contingency funding.
As of December 31, 2020 and September 30, 2020, based on its collateral pledged, the additional borrowing capacity of the Company with the FHLB was $1.99 billion and $2.03 billion, respectively.
Principal balances of loans pledged to the FHLB to collateralize notes payable totaled $3.93 billion and $4.07 billion at December 31, 2020 and September 30, 2020, respectively. The Company purchased letters of credit from the FHLB to pledge as collateral on public deposits. The amount outstanding was $0.0 million and $75.0 million at December 31, 2020 and September 30, 2020, respectively. The Company had additional letters of credit from the FHLB of $10.2 million and $14.6 million at December 31, 2020 and September 30, 2020, respectively, for other purposes.
As of December 31, 2020, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2021	$—
2022	30,000
2023	30,000
2024	60,000
2025	—
2026 and thereafter	—
Total	$120,000

32-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
11. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has seven trusts which were created or assumed as part of prior acquisitions that as of December 31, 2020 have 73,400 shares in the aggregate issued and outstanding, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities"). These seven trusts were established and exist for the sole purpose of issuing Preferred Securities and investing the proceeds in junior subordinated deferrable interest debentures ("Debentures") issued by the Company. The Debentures constitute the sole assets of the seven trusts. The Preferred Securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus a range from 1.48% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock, but not beyond the respective maturity date. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for all seven Preferred Securities as the initial call option date has passed. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's common and preferred stock. The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes, the Debentures qualify as elements of capital. As of December 31, 2020 and September 30, 2020, Debentures, net of fair value adjustment, of $73.9 million and $73.8 million, respectively, were eligible for treatment as Tier 1 capital.
Relating to the trusts, the Company held as assets $2.5 million in common shares at December 31, 2020 and September 30, 2020, which are included in other assets on the consolidated balance sheets.
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, whose eligibility as Tier 2 capital was reduced by 20% beginning in the quarter ended September 30, 2020, bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except upon certain events of bankruptcy, insolvency or reorganization. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.
Subordinated debentures and subordinated notes payable are summarized as follows.

	December 31, 2020		September 30, 2020
	Amount Outstanding	Common Shares Held in Other Assets	Amount Outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to non-consolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	5,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	75,920	$2,520
Less: fair value adjustment ¹	(2,054)		(2,088)
Total junior subordinated debentures payable, net of fair value adjustment	73,866		73,832
Subordinated notes payable
Fixed to floating rate effective August 2020, 3.150% plus 3 month LIBOR	35,000		35,000
Total subordinated debentures and subordinated notes payable	$108,866		$108,832
[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.
33-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

12. Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan ("401(k) Plan"). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $1.9 million and $1.7 million to the 401(k) Plan for the three months ended December 31, 2020 and December 31, 2019, respectively.
13. Stock-Based Compensation
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
Stock compensation is recognized based on the number of awards expected to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of income. Stock compensation expense was $1.4 million for the three months ended December 31, 2020 and $1.6 million for the three months ended December 31, 2019. Related income tax benefits recognized were $0.3 million for the three months ended December 31, 2020 and $0.4 million for the three months ended December 31, 2019.
34-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of December 31, 2020 and September 30, 2020. The number of performance shares granted in the following table are reflected at the amount of achievement of the pre-established targets.

	December 31, 2020		September 30, 2020
	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted Shares
Restricted shares, beginning of fiscal year	249,180	$32.89	190,805	$37.20
Granted	152,028	17.30	147,282	30.68
Vested	(79,093)	36.28	(84,316)	38.60
Forfeited	(2,017)	28.89	(4,591)	36.18
Canceled	—	—	—	—
Restricted shares, end of period	320,098	$24.67	249,180	$32.89

Vested, but not issuable at end of period	87,324	$29.32	62,992	$33.98

Performance Shares
Performance shares, beginning of fiscal year	175,740	$33.56	173,332	$38.50
Granted	115,885	17.26	62,278	40.15
Vested	(25,452)	41.07	(54,861)	39.43
Forfeited	(11,904)	39.04	(5,009)	37.90
Canceled	—	—	—	—
Performance shares, end of period	254,269	$25.12	175,740	$33.56

Vested, but not issuable at end of period	5,612	$18.00	5,612	$18.00
As of December 31, 2020, there was $9.7 million of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a period of 2.8 years. The fair value of the vested, but not issued stock awards was $1.9 million and $0.9 million at December 31, 2020 and September 30, 2020, respectively.
14. Fair Value Measurements
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
35-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and classified as Level 2 securities. Level 2 securities include mortgage-backed, states and political subdivisions, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 securities were immaterial at December 31, 2020 and September 30, 2020.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and September 30, 2020.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of December 31, 2020
U.S. Treasury securities	$25,014	$25,014	$—	$—
U.S. Agency securities	24,703	24,703	—	—
Mortgage-backed securities	1,956,431	—	1,956,431	—
States and political subdivision securities	52,417	—	48,751	3,666
Other	1,050	—	1,050	—
Total securities available for sale	$2,059,615	$49,717	$2,006,232	$3,666
Derivatives-assets	$88,261	$—	$88,261	$—
Derivatives-liabilities	324	—	324	—
Fair value loans	611,588	—	611,588	—
Loan servicing rights	1,063	—	—	1,063
36-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of September 30, 2020
U.S. Treasury securities	$50,152	$50,152	$—	$—
U.S. Agency securities	25,060	25,060	—	—
Mortgage-backed securities	1,642,780	—	1,642,780	—
States and political subdivision securities	55,580	—	51,783	3,797
Other	1,054	—	1,054	—
Total securities available for sale	$1,774,626	$75,212	$1,695,617	$3,797
Derivatives-assets	$98,380	$—	$98,380	$—
Derivatives-liabilities	98	—	98	—
Fair value loans	655,185	—	655,185	—
Loan servicing rights	1,303	—	—	1,303
The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
	2020	2019
	(dollars in thousands)
Other securities available for sale
Balance, beginning of period	$3,797	$4,120
Additions	—	—
Principal paydown	(131)	(134)
Balance, end of period	$3,666	$3,986

Loan servicing rights
Balance, beginning of period	$1,303	$2,255
Realized and unrealized loss ¹	(240)	(201)
Balance, end of period	$1,063	$2,054
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
37-

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
The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and September 30, 2020.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of December 31, 2020
Other repossessed property	$8,594	$—	$—	$8,594
Impaired loans	275,334	—	—	275,334
Mortgage loans held for sale, at lower of cost or fair value	11,638	—	11,638	—
Property held for sale	600	—	—	600
As of September 30, 2020
Other repossessed property	$17,991	$—	$—	$17,991
Impaired loans	669,968	—	—	669,968
Mortgage loans held for sale, at lower of cost or fair value	12,371	—	12,371	—
Property held for sale	600	—	—	600
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at December 31, 2020 were as follows.

	Fair Value of Assets / (Liabilities) at December 31, 2020	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other repossessed property	$8,594	Appraisal value	Collateral specific adjustment	N/A	N/A
Impaired loans	275,334	Appraisal value	Collateral specific adjustment	N/A	N/A
Property held for sale	600	Appraisal value	Collateral specific adjustment	N/A	N/A
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
38-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Fair values for on-balance sheet instruments as of December 31, 2020 and September 30, 2020 are as follows.

		December 31, 2020		September 30, 2020
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$1,061,796	$1,061,796	$432,887	$432,887
Loans, net, excluding fair valued loans, loans held for sale and impaired loans ¹	Level 3	8,619,316	8,623,172	8,738,617	8,768,314
Liabilities
Time deposits	Level 2	1,078,580	1,082,378	1,282,978	1,287,814
FHLB advances and other borrowings	Level 2	120,000	129,077	195,000	204,715
Securities sold under repurchase agreements	Level 2	80,355	80,355	65,506	65,506
Subordinated debentures and subordinated notes payable	Level 2	108,866	93,213	108,832	96,424
[1] Includes $29.2 million and $29.0 million of net deferred loan fees at December 31, 2020 and September 30, 2020, respectively, of which carrying value approximates fair value.

15. Earnings per Share
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
The following information was used in the computation of basic and diluted earnings per share (EPS) for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
	2020	2019
	(dollars in thousands, except per share data)
Net income	$41,319	$43,274

Weighted average common shares outstanding	55,119,909	56,377,631
Dilutive effect of stock based compensation	127,434	80,336
Weighted average common shares outstanding for diluted earnings per share calculation	55,247,343	56,457,967

Basic earnings per share	$0.75	$0.77
Diluted earnings per share	$0.75	$0.77
The Company had 115,160 and no shares of unvested performance stock as of December 31, 2020 and 2019, respectively, which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 169,539 and 66,155 shares of anti-dilutive stock awards outstanding as of December 31, 2020 and 2019, respectively.
39-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
16. Revenue Recognition
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
The majority of the Company's revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP and discussed elsewhere within Item 8. Financial Statements and Supplementary Data, "Note 1. Nature of Operations and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Descriptions of the Company's revenue-generating activities that are within the scope of ASC Topic 606, which are presented in the consolidated income statements as components of noninterest income, are as follows:
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

	Three Months Ended December 31,
	2020	2019
	(dollars in thousands)
Noninterest income
Service charges and other fees	$9,624	$11,409
Wealth management fees	3,029	2,964
Other	848	668
Noninterest income from contracts with customers within the scope of ASC Topic 606	13,501	15,041
Noninterest income within the scope of other GAAP Topics ¹	647	692
Total noninterest income	$14,148	$15,733
[1] The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's consolidated statements of income.

40-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The historical consolidated financial data discussed below reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, previously filed with the SEC. In addition to historical financial data, this discussion includes certain forward-looking statements regarding events and trends that may affect our future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. See "Cautionary Note Regarding Forward-Looking Statements." For a more complete discussion of the factors that could affect our future results, see "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
Any discrepancies included in this filing between totals and the sums of percentages and dollar amounts presented, or between rounded dollar amounts, are due to rounding.
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended December 31, 2020 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended December 31, 2019.
Tax Equivalent Presentation
All references to net interest income, net interest margin, interest income on loans, yield on loans and the related non-GAAP adjusted financial measure of each item are presented on a FTE basis unless otherwise noted.
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
Impact and Response to COVID-19 Pandemic
We conduct business in nine states, including Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. Many of these states have placed significant restrictions on businesses and individuals as a result of the COVID-19 pandemic. While many of these initial restrictions have been lifted, the recent surge of infections in some of these states raises the possibility that certain restrictions could re-imposed or extended to contain further spread. As a financial institution, we are considered an essential business and therefore continue to operate on a modified basis to comply with governmental restrictions and public health authority guidelines.
We remain focused on keeping our employees safe and our Bank running effectively to serve our customers. We are managing branch access and occupancy levels in relation to cases and close contact scenarios, encouraging remote work and supporting our employees with paid time off and following CDC guidelines for those working in the office. For our customers, we are supporting PPP, having provided $727.3 million in loans to over 4,800 customers and now having processed $27.8 million of loans through the forgiveness pathway. We are prepared to provide additional PPP lending as part of the recently enacted Economic Aid to Hard Hit Small Businesses, Non-Profits, and Ventures Act.
41-

Furthermore, the onset and continuation of the COVID-19 pandemic has significantly heightened the level of challenges, risks and uncertainties facing our business and continuation of operations, including the following:
•Market interest rates have declined significantly and these reductions, especially if prolonged, could adversely affect our net interest income, net interest margin and earnings;
•We have experienced and/or anticipated a potential slowdown in demand for our products and services, including the demand for traditional loans, although we believe the decline will likely be offset, in whole or in part, due to the new volume of PPP loans under the CARES Act and other governmental programs established in response to the pandemic;
•We have experienced and/or anticipated an increase in risk of delinquencies, defaults and foreclosures, as well as declining collateral values and further impairment of the ability of our borrowers to repay their loans, all of which may result in additional credit charges and other losses in our loan portfolio;
•Volatility in economic forecasts caused by the COVID-19 pandemic create wider uncertainty in the outlook for future net charge off activity resulting in the potential for changing levels of reserves in the allowance for credit losses;
•Declines in fair value of investment securities in our portfolio could reduce the unrealized gains reported as part of our consolidated comprehensive income (loss); and
•In meeting our objective to maintain our capital levels and liquidity position through the COVID-19 pandemic, our Board of Directors has reduced, and could determine to altogether forego payment of future dividends in order to maintain and/or strengthen our capital and liquidity position.
Highlights for the Three Months Ended December 31, 2020
Net income was $41.3 million, or $0.75 per diluted share, for the first quarter of fiscal year 2021, compared to net income of $43.3 million, or $0.77 per diluted share, for the same period in fiscal year 2020, a decrease of $2.0 million. The decline in net income in the current quarter was primarily due to a $1.6 million decrease in noninterest income mainly due to changes in the fair value of loans combined with a $1.1 million decrease in net interest income after provision for credit losses. Our efficiency ratio was 46.2% for both the first quarter of fiscal year 2021 and 2020. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest bearing liabilities, was 3.63%, 3.51% and 3.68%, respectively, for the three months ended December 31, 2020, September 30, 2020 and December 31, 2019. Adjusted net interest margin, which reflects the derivative interest expense on interest rate swaps, was 3.52%, 3.40% and 3.65%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin decreased by 5 and 13 basis points, respectively, compared to the same quarter in fiscal year 2020. Net interest margin decreased between the two periods primarily due to loan yields, which decreased 49 basis points offset by a 65 basis point decrease in the cost of deposits to 0.21%. A $2.5 million increase in the current quarter of the cost of interest rate swaps compared to the same period in fiscal year 2020 is the primary driver of the more pronounced decrease in adjusted net interest margin compared to the decrease in net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Total loans were $9.52 billion at December 31, 2020 compared to $10.08 billion at September 30, 2020, a decrease of $558.3 million, or 5.5%. The reduction was mainly driven by sales of $208.8 million in hotel loans, a number of payoffs in nonaccrual and classified loans, an increase in paydowns across the commercial, agriculture and consumer portfolios, and processing of $27.8 million of PPP loan forgiveness.
Deposits were $11.37 billion at December 31, 2020, an increase of $364.5 million, or 3.3%, compared to $11.01 billion at September 30, 2020, due to a $438.5 million increase in checking and savings deposits across both business and consumer accounts offset with a $67.9 million reduction in business and consumer time deposits and a $6.1 million decrease in public and brokered deposits. FHLB advances and other borrowings decreased by $75.0 million due to matured borrowings during the period.
42-

At December 31, 2020, nonaccrual loans were $292.4 million, a decrease of $32.6 million compared to September 30, 2020, driven by a number of payoffs causing agriculture loans to decline by $24.7 million and non-agriculture loans to decrease by $7.9 million. Classified loans, which include nonaccrual loans, were $716.9 million as of December 31, 2020, a decrease of $52.6 million from $769.5 million as of September 30, 2020, driven by a number of upgraded agriculture relationships, a number of payoffs and sales in both agriculture and non-agriculture loans, partially offset with approximately $54.0 million in new hotel downgrades. Total other repossessed property balances were $18.1 million as of December 31, 2020, a decrease of $1.9 million, or 9.7%, compared to September 30, 2020.
The balance of the ACL increased to $308.8 million at December 31, 2020 from $149.9 million at September 30, 2020. The increase was driven by the adoption of CECL on October 1, 2020, where we recognized a Day 1 increase in the ACL of $177.3 million, which was partially offset by the net impact from provisioning and charge-offs during the quarter. Provision for credit losses was $11.9 million for the first quarter of fiscal year 2021, compared to $8.1 million for the same period of fiscal year 2020, an increase of $3.8 million between the periods. Net charge-offs for the first quarter of fiscal year 2021 were $30.4 million, or 1.22% of average total loans on an annualized basis, compared to net charge-offs of $6.1 million, or 0.25% of average total loans on an annualized basis for the comparable period in fiscal year 2020. The increase was driven by $25.6 million of discount on the sales of certain hotel loans.
Tier 1 capital, total capital and Tier 1 leverage ratios were 12.7%, 14.3% and 9.7%, respectively, at December 31, 2020, compared to 11.8%, 13.3% and 9.4%, respectively, at September 30, 2020. In addition, our Common Equity Tier 1 ratio was 12.0% and 11.0% at December 31, 2020 and September 30, 2020, respectively. Our tangible common equity to tangible assets ratio was 8.3% at December 31, 2020 and 9.2% at September 30, 2020. All regulatory capital ratios remain above regulatory minimums to be considered "well capitalized". For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Key Factors Affecting Our Business and Financial Performance
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, our financial performance is impacted by a number of external factors outside our control, as well as our ability to execute on the key components of our strategy for continued success and future growth. There have been no material changes to these factors or key components of our strategy except as otherwise supplemented within our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020.
43-

Results of Operations—Three Months Ended December 31, 2020 and 2019
Overview
The following table highlights certain key financial and performance information for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
	2020	2019
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest income (FTE)	$117,195	$133,060
Interest expense	7,689	26,364
Noninterest income	14,148	15,733
Noninterest expense	57,449	56,930
Provision for credit losses ³	11,899	8,103
Net income	41,319	43,274
Common shares outstanding	55,105,105	56,382,915
Weighted average diluted common shares outstanding	55,247,343	56,457,967
Earnings per common share - diluted	$0.75	$0.77
Adjusted earnings per common share - diluted ¹	0.75	0.77
Performance Ratios:
Net interest margin (FTE) ¹ ²	3.63%	3.68%
Adjusted net interest margin (FTE) ¹ ²	3.52%	3.65%
Return on average total assets ²	1.30%	1.34%
Return on average common equity ²	15.2%	9.0%
Return on average tangible common equity ¹ ²	15.3%	15.0%
Efficiency ratio ¹	46.2%	46.2%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

[2] Annualized for all partial-year periods.
[3] Prior to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, on October 1, 2020, this line represented the provision for loan and lease losses under the incurred model.

Net Interest Income
The following table presents net interest income, net interest margin and adjusted net interest margin for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
	2020	2019
	(dollars in thousands)
Net interest income:
Total interest income (FTE)	$117,195	$133,060
Less: Total interest expense	7,689	26,364
Net interest income (FTE)	$109,506	$106,696
Net interest margin (FTE) and adjusted net interest margin (FTE) ¹
Average interest-earning assets	$11,965,555	$11,543,610
Average interest-bearing liabilities	11,436,823	10,804,123
Net interest margin (FTE)	3.63%	3.68%
Adjusted net interest margin (FTE) ¹	3.52%	3.65%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net interest income was $109.5 million for the first quarter of fiscal year 2021, compared to $106.7 million for the same period in fiscal year 2020, an increase of $2.8 million, or 2.6%. For the first quarter of fiscal year 2021, interest expense decreased $18.7 million driven by a $15.9 million decrease in deposit interest resulting from lower yields on interest-bearing deposits, along with a $2.7 million decrease in borrowings interest. The decrease in interest expense was partially offset by lower interest income of $15.9 million as loan interest decreased $12.1 million from lower volumes and lower yields. Securities interest decreased $3.4 million due to lower yields driven by the low interest rate environment.
44-

Net interest margin was 3.63% and 3.68% for the first quarter of fiscal year 2021 and 2020, respectively, a decrease of 5 basis points, while the adjusted net interest margin was 3.52% and 3.65% for the same periods, respectively, a decrease of 13 basis points. The decrease in net interest margin for the three month period was primarily driven by loan yields, which decreased 49 basis points, and securities yields, which decreased 71 basis points, partially offset by the yield on deposits, which decreased 65 basis points. A $2.5 million increase in the cost of interest rate swaps between the three month period in fiscal year 2021 and the comparable period in fiscal year 2020, is the primary driver for the more pronounced decrease in adjusted net interest margin compared to the decrease in net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The following tables present the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three month periods, respectively. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual are immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $710.5 million at December 31, 2020 and $750.1 million at December 31, 2019, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected in the following table has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. Prior to the October 1, 2020 adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, ASC 310-30 loans represented loans accounted for in accordance with ASC 310-30, Accounting for Purchased Loans, that were credit impaired at the time we acquired them. Non-ASC 310-30 loans represented loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them. After adoption of ASU 2016-13, as amended, all loans were presented as non-ASC 310-30 loans.
45-

	Three Months Ended
	December 31, 2020			December 31, 2019
	Average Balance	Interest (FTE)	Yield / Cost ¹	Average Balance	Interest (FTE)	Yield / Cost ¹
	(dollars in thousands)
Assets
Interest-bearing bank deposits ²	$492,105	$155	0.12%	$32,803	$608	7.37%
Investment securities	1,905,771	8,119	1.69%	1,904,350	11,498	2.40%
Non-ASC 310-30 loans, net ³	9,567,679	108,921	4.52%	9,554,161	119,232	4.96%
ASC 310-30 loans, net ⁴	—	—	—%	52,296	1,722	13.10%
Loans, net	9,567,679	108,921	4.52%	9,606,457	120,954	5.01%
Total interest-earning assets	11,965,555	117,195	3.89%	11,543,610	133,060	4.59%
Noninterest-earning assets	614,946			1,267,983
Total assets	$12,580,501	$117,195	3.70%	$12,811,593	$133,060	4.13%
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$2,664,117			$1,977,084
Interest-bearing deposits	7,278,073	$3,966	0.22%	6,306,861	$13,373	0.84%
Time deposits	1,187,148	2,026	0.68%	1,847,954	8,567	1.84%
Total deposits	11,129,338	5,992	0.21%	10,131,899	21,940	0.86%
Securities sold under agreements to repurchase	78,639	18	0.09%	66,527	31	0.19%
FHLB advances and other borrowings	120,000	862	2.85%	497,034	3,082	2.47%
Subordinated debentures and subordinated notes payable	108,846	817	2.98%	108,663	1,311	4.80%
Total borrowings	307,485	1,697	2.19%	672,224	4,424	2.62%
Total interest-bearing liabilities	11,436,823	$7,689	0.27%	10,804,123	$26,364	0.97%
Noninterest-bearing liabilities	61,601			98,951
Stockholders' equity	1,082,077			1,908,519
Total liabilities and stockholders' equity	$12,580,501			$12,811,593
Net interest spread			3.43%			3.16%
Net interest income and net interest margin (FTE)		$109,506	3.63%		$106,696	3.68%
Less: Tax equivalent adjustment		1,598			1,523
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$107,908	3.58%		$105,173	3.62%
¹ Annualized for all partial-year periods.
[2] Interest income includes nominal and $0.4 million for the first quarter of fiscal years 2021 and 2020, respectively, resulting from interest earned on derivative collateral included in other assets on the consolidated balance sheets.

[3] Interest income includes $0.0 million and $0.6 million for the first quarter of fiscal years 2021 and 2020, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

[4] Beginning in the first quarter of fiscal year 2021, ASC 310-30 loans began being reported with non-ASC 310-30 loans. Upon adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, discounts on ASC 310-30 loans related to noncredit factors accreted to interest income were immaterial.

Interest Income
The following table presents interest income for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
	2020	2019
	(dollars in thousands)
Interest income:
Loans (FTE)	$108,921	$120,954
Investment securities	8,119	11,498
Federal funds sold and other	155	608
Total interest income (FTE)	117,195	133,060
Less: Tax equivalent adjustment	1,598	1,523
Total interest income (GAAP)	$115,597	$131,537
46-

Total interest income consists primarily of interest income on loans and interest income on our investment portfolio. Total interest income was $117.2 million for the first quarter of fiscal year 2021, compared to $133.1 million for the same period of fiscal year 2020, a decrease of $15.9 million, or 11.9%. Significant components of interest income are described in further detail below.
Loans. Interest income on all loans decreased to $108.9 million in first quarter of fiscal year 2021 from $121.0 million in the same period in fiscal year 2020, a decrease of $12.1 million, or 10.0%. The decrease in loan yield was attributable to lower loan interest income driven by lower loan volumes and a 49 basis point decrease between the periods reflecting the impact of PPP loans which yield a lower rate.
Our yield on loans is also affected by market interest rates, the level of adjustable rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on loans was 4.52% for the first quarter of fiscal year 2021, a decrease of 44 basis points compared to the same period in fiscal year 2020. Adjusted for the derivative interest expense on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on loans was 4.38% for the first quarter of fiscal year 2021, a 55 basis point decrease compared to the same period in fiscal year 2020. For more information on our adjusted yield on non-ASC 310-30 loans, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The average duration, net of interest rate swaps, of the loan portfolio was 1.5 years as of December 31, 2020. Approximately 52%, or $4.93 billion, of the portfolio is comprised of fixed rate loans, $611.6 million of which have an original term of 5 years or greater for which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. For floating and variable rate loans in the portfolio, approximately 36% are indexed to Wall Street Journal Prime, 28% to 5-year Treasuries, 23% are indexed to 1-month LIBOR and the balance to various other indices. Less than 22% of our total loans' rates are floored, with an average interest rate floor 112 basis points above market rates as of December 31, 2020. In addition, there were approximately 7% of our total loans with rate floors that have not been reached, with an average interest rate 46 basis points below market rates.
Loan-related fee income of $1.7 million is included in interest income for the first quarter of fiscal year 2021, compared to $2.3 million for the same period in fiscal year 2020. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans.
Investment Portfolio. The carrying value of investment securities and FHLB stock, which is included in other assets in the consolidated balance sheets, totaled $2.08 billion as of December 31, 2020. Interest income on investments includes income earned on investment securities and FHLB stock. Interest income on investments was $8.1 million for the first quarter of fiscal year 2021, a decrease of $3.4 million, or 29.4%, from $11.5 million for the same period in fiscal year 2020, driven by a yield decrease to 1.69% from 2.40% for the same periods.
The weighted average life of the investment portfolio was 3.4 and 3.2 years at December 31, 2020 and September 30, 2020, respectively. Average investments represented 15.9% and 16.5% of total average interest-earning assets for the first quarter of fiscal years 2021 and 2020, respectively.
Interest Expense
The following table presents interest expense for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
	2020	2019
	(dollars in thousands)
Interest expense
Deposits	$5,992	$21,940
FHLB advances and other borrowings	880	3,113
Subordinated debentures and subordinated notes payable	817	1,311
Total interest expense	$7,689	$26,364
Total interest expense consists primarily of interest expense on three components: deposits, FHLB advances and other borrowings, and our outstanding subordinated debentures and subordinated notes payable. Total interest expense decreased $18.7 million, or 70.8%, to $7.7 million in the first quarter of fiscal year 2021, from $26.4 million in the same period in fiscal year 2020. Significant components of interest expense are described in further detail below.
47-

Deposits. Interest expense on deposits, consisting of interest-bearing accounts and time deposits, was $6.0 million and $21.9 million for the first quarter of fiscal years 2021 and 2020, respectively, a decrease of $15.9 million, or 72.7%. The decrease was a result of decreasing cost of deposits offset with increases in average deposit balances. Average deposit balances increased to $11.13 billion for the first quarter of fiscal year 2021, from $10.13 billion for the comparable period in fiscal year 2020, an increase of $997.4 million, or 9.8%. The cost of deposits decreased to 0.21% for the first quarter of fiscal year 2021 from 0.86% for the same period of fiscal year 2020.
Average noninterest-bearing demand account balances increased to 23.9% of average total deposits for the first quarter of fiscal year 2021 from 19.5% for the comparable period in fiscal year 2020. Total average other liquid accounts, consisting of interest-bearing demand deposits, increased to 65.4% of total average deposits for the first quarter of fiscal year 2021, compared to 62.2% of total average deposits for the comparable period in fiscal year 2020, while time deposit accounts decreased to 10.7% of average total deposits for the first quarter of fiscal year 2021, compared to 18.2% in the comparable period in fiscal year 2020.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $0.9 million for the first quarter of fiscal year 2021, a decrease of $2.2 million, or 71.7%, compared to $3.1 million for the first quarter of fiscal year 2020, reflecting a weighted average cost of 2.85% and 2.47%, respectively, for the same periods. The average balance of FHLB advances and other borrowings was $120.0 million for the first quarter of fiscal year 2021 compared to $497.0 million for the same period in fiscal year 2020. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 2.81% and 2.34% at December 31, 2020 and 2019, respectively, and the average tenor was 34 and 19 months for the same periods.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At December 31, 2020, we had pledged $3.93 billion of loans to the FHLB, against which we had borrowed $120.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding junior subordinated debentures and subordinated notes payable was $0.8 million in first quarter of fiscal year 2021 and $1.3 million in the comparable period in fiscal year 2020, a decrease of $0.5 million, or 37.7%. The weighted average contractual rate on outstanding junior subordinated debentures was 2.44% and 4.13% at December 31, 2020 and 2019, respectively. The weighted average contractual rate on outstanding subordinated notes was 3.37% and 4.88% at December 31, 2020 and 2019, respectively.
Rate and Volume Variances
Net interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets and average interest-bearing liabilities. Rate changes result from increases or decreases in the yields earned on assets or the rates paid on liabilities.
The following table presents for the current and comparable quarter a summary of the changes in interest income and interest expense on a tax equivalent basis resulting from changes in the volume of average asset and liability balances and changes in the average yields or rates compared with the preceding fiscal year. If significant, the change in interest income or interest expense due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance.

	Current Quarter vs Comparable Quarter
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$693	$(1,146)	$(453)
Investment securities	9	(3,388)	(3,379)
Loans	(652)	(11,381)	(12,033)
Total increase (decrease)	50	(15,915)	(15,865)
Increase (decrease) in interest expense:
Interest-bearing deposits	1,796	(11,203)	(9,407)
Time deposits	(2,364)	(4,177)	(6,541)
Securities sold under agreements to repurchase	5	(18)	(13)
FHLB advances and other borrowings	(2,644)	424	(2,220)
Subordinated debentures and subordinated notes payable	3	(497)	(494)
Total decrease	(3,204)	(15,471)	(18,675)
Increase (decrease) in net interest income (FTE)	$3,254	$(444)	$2,810
48-

Provision for Credit Losses
We recognized provision for credit losses of $11.9 million for the first quarter of fiscal year 2021 compared to a provision for credit losses of $8.1 million for the comparable period in fiscal year 2020, an increase of $3.8 million between the periods.

	Three Months Ended December 31,
	2020	2019
	(dollars in thousands)
Provision for credit losses, non-ASC 310-30 loans *	$11,976	$8,050
Decrease in provision for unfunded commitments reserve	(77)	—
Impairment in loan and lease losses, ASC 310-30 loans	—	53
Provision for credit losses, total	$11,899	$8,103
* As presented above, the non-ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality. Upon adoption of CECL, ASC 310-30 loans and related activity began being reported with non-ASC 310-30 loans.

Total Credit-Related Charges
We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and comparable quarters, is helpful to understanding the overall impact on our quarterly results of operations. Net other repossessed property charges includes other repossessed property operating costs, valuation adjustments and (loss) gain on sale of other repossessed properties, each of which entered other repossessed property as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect the portion of the fair value adjustment related to expected credit losses in the portfolio of loans carried at fair value.

		Three Months Ended December 31,
Item	Included within F/S Line Item(s):	2020	2019
		(Dollars in thousands)
Provision for credit losses ¹	Provision for credit losses	$11,899	$8,103
Increase in provision for unfunded commitments reserve ¹	Other noninterest expense ¹	—	200
Net other repossessed property charges	Net loss on repossessed property and other related expenses	345	342
Net (recovery) reversal of interest income on nonaccrual loans	Interest income on loans	(2,913)	2,006
Net realized credit loss on derivatives	Change in fair value of FVO loans and related derivatives	210	—
Loan fair value adjustment related to credit	Change in fair value of FVO loans and related derivatives	1,464	2,134
Total credit-related charges		$11,005	$12,785
[1] Beginning in the first quarter of fiscal year 2021, increase in provision for unfunded commitments reserve is included in provision for credit losses.
We continue to evaluate the impact of COVID-19 on our loan portfolio. Industries such as hotels & resorts (excluding casino hotels), casino hotels, restaurants, oil & energy, retail malls, airlines and healthcare have experienced significant revenue loss due to COVID-19. Within our portfolio we are closely monitoring the following segments with elevated risk (excluding PPP loans): hotels & resorts (excluding casino hotels) with $822.6 million, or 8.6% of total loans, restaurants with $123.1 million, or 1.3% of total loans, arts and entertainment with $115.5 million, or 1.2% of total loans, senior care with $312.1 million, or 3.3% of total loans, and skilled nursing with $215.2 million, or 2.3% of total loans, for a total exposure of $1.59 billion, or 18.0% of total loans excluding PPP loans. Loan exposure in such other identified industries is either immaterial or has not shown general distress thus far.
49-

Noninterest Income
The following table presents noninterest income for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
	2020	2019
	(dollars in thousands)
Noninterest income
Service charges and other fees	$9,624	$11,409
Wealth management fees	3,029	2,964
Mortgage banking income, net	4,090	1,612
Net gain on sale of securities and other assets	248	—
Other	1,324	1,165
Subtotal, service and product fees	18,315	17,150
Derivative interest expense	(3,393)	(890)
Change in fair value of FVO loans and related derivatives	(1,672)	(2,124)
Other derivative income (loss)	898	1,597
Subtotal, changes in fair value for loans at fair value and derivatives	(4,167)	(1,417)
Total noninterest income	$14,148	$15,733
Our noninterest income is comprised of the various fees we charge our customers for products and services we provide and the impact of changes in fair value of loans for which we have elected the fair value treatment and realized and unrealized gains (losses) on the related interest rate swaps we utilize to manage interest rate risk.
Noninterest income was $14.1 million for the first quarter of fiscal year 2021 compared to $15.7 million for the same period in fiscal year 2020, a decrease of $1.6 million. Significant components of noninterest income are described in further detail below.
Service and Product Fees. We recognized $18.3 million of noninterest income related to product and service fees in the first quarter of fiscal year 2021, an increase of $1.2 million, or 6.8%, compared to the same period in fiscal year 2020. The increase was primarily due to an increase in mortgage banking income, net of $2.5 million, partially offset by a decrease related to lower service charges and interchange revenue driven by declines in transaction activity from COVID-19 pandemic impacts.
Changes in fair value for loans at fair value and derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the first quarter of fiscal year 2021, these items accounted for $(4.2) million of noninterest (loss) compared to $(1.4) million of noninterest (loss) for the same period in fiscal year 2020. The change for the period was driven by a $2.5 million increase in the current cost of interest rate swaps due to changes in the interest rate environment, and a favorable change in the credit risk adjustment of $0.4 million, partially offset by a $0.1 million increase in swap fees. We believe that the derivative interest expense economically offsets the interest income earned on the related loans. We present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.
Noninterest Expense
The following table presents noninterest expense for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
	2020	2019
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$37,554	$35,905
Data processing and communication	6,226	5,773
Occupancy and equipment	5,213	5,093
Professional fees	3,915	3,764
Advertising	556	865
Net loss on repossessed property and other related expenses	345	342
Other	3,640	5,188
Total noninterest expense	$57,449	$56,930
50-

Our noninterest expense consists primarily of salaries and employee benefits, data processing and communication, occupancy and equipment, professional fees and net loss on repossessed property, and other related expenses. Noninterest expense was $57.4 million and $56.9 million for the first quarter of fiscal year 2021 and 2020, respectively, an increase of $0.5 million. The increase was primarily driven by a $1.6 million increase in salaries and employee benefits offset by a $1.5 million decrease in other noninterest expense.
Our efficiency ratio was 46.2% for both the first quarter of fiscal years 2021 and 2020. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $11.4 million for the first quarter of fiscal year 2021 represents an effective tax rate of 21.6% compared to a provision of $12.6 million, or an effective tax rate of 22.5%, for the comparable period of fiscal year 2020.
Return on Assets and Equity
The following table presents our return on average total assets, return on average common equity and return on average tangible common equity for the dates presented.

	Three Months Ended December 31,
	2020	2019
Return on average total assets	1.30%	1.34%
Return on average common equity	15.2%	9.0%
Return on average tangible common equity ¹	15.3%	15.0%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated.

	As of December 31, 2020	As of September 30, 2020
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$12,814,383	$12,604,439
Loans ¹	9,517,876	10,076,142
Allowance for credit losses ⁴	308,794	149,887
Deposits	11,373,318	11,008,779
Stockholders' equity	1,068,501	1,162,933
Tangible common equity ²	1,062,597	1,156,769
Tier 1 capital ratio	12.7%	11.8%
Total capital ratio	14.3%	13.3%
Tier 1 leverage ratio	9.7%	9.4%
Common equity tier 1 ratio	12.0%	11.0%
Tangible common equity / tangible assets ²	8.3%	9.2%
Book value per share - GAAP	$19.39	$21.14
Tangible book value per share ²	$19.28	$21.03
Nonaccrual loans / total loans	3.07%	3.22%
Net charge-offs (recoveries) / average total loans ³	1.22%	0.40%
Allowance for credit losses ⁴ / total loans	3.24%	1.49%
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

[3] Annualized for partial-year periods, except for September 30, 2020, which was for the twelve month period.
[4] Prior to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, on October 1, 2020, this line represented the allowance for loan and lease losses under the incurred loss model.

51-

Our total assets were $12.81 billion at December 31, 2020, compared with $12.60 billion at September 30, 2020, an increase of $209.9 million, or 1.7%. The increase in total assets during the first quarter of fiscal year 2021 was principally attributable to an increase in cash and cash equivalents of $628.9 million and an increase in investment securities of $285.0 million, partially offset by a decrease in net loans of $717.2 million. At December 31, 2020, loans were $9.52 billion, compared to $10.08 billion at September 30, 2020. See "—Loan Portfolio" within this section for further discussion on the decrease in net loans. During the first quarter of fiscal year 2021, total deposits increased by $364.5 million, or 3.3%, compared to September 30, 2020. See "—Deposits" within this section for further discussion on the increase in total deposits.
Loan Portfolio
The following table presents our loan portfolio at amortized cost by category at each of the dates indicated.

	December 31, 2020	September 30, 2020 [1]
	(dollars in thousands)
Construction and development	$482,462	$509,644
Owner-occupied CRE	1,411,558	1,417,394
Non-owner-occupied CRE	2,660,682	2,894,380
Multifamily residential real estate	476,159	533,983
Total commercial real estate	5,030,861	5,355,401
Agriculture	1,635,952	1,722,696
Commercial non-real estate	2,054,478	2,165,038
Residential real estate ³	708,086	730,812
Consumer and other ²	88,499	102,195
Total loans	9,517,876	10,076,142
Allowance for credit losses	(308,794)	(149,887)
Loans, net	$9,209,082	$9,926,255
1 As a part of the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, loan segments are presented based on amortized cost, which includes unpaid principal balance, unamortized discount on acquired loans, unearned net deferred fees and costs and loans in process. For additional information on September 30, 2020 loan segment balances, see Note 2.

[2] Other loans primarily include consumer and commercial credit cards, customer deposit account overdrafts, and loans in process.
During the first quarter of fiscal year 2021, total loans decreased by 5.5%, or $558.3 million, compared to September 30, 2020. The net loan reduction was mainly driven by sales of $208.8 million in hotel loans, a number of payoffs in nonaccrual and classified loans, an increase in paydowns across the commercial, agriculture and consumer portfolios, and processing of $27.8 million of PPP loan forgiveness.
The following table presents an analysis of the amortized cost of our loan portfolio at December 31, 2020, by borrower and collateral type and by each of the major geographic areas we use to manage our markets.

	December 31, 2020
	South Dakota	Iowa / Missouri	Nebraska / Kansas	Arizona	Colorado	North Dakota / Minnesota	Specialized Assets ¹	Corporate and Other ²	Total	%
	(dollars in thousands)
Construction and development	$29,882	$72,209	$113,183	$132,066	$121,431	$12,280	$4,107	$(2,696)	$482,462	5.1%
Owner-occupied CRE	312,784	398,567	214,120	166,976	267,270	33,931	10,963	6,947	1,411,558	14.8%
Non-owner-occupied CRE	422,180	651,288	536,876	264,849	454,842	84,586	234,944	11,117	2,660,682	28.0%
Multifamily residential real estate	109,209	102,609	85,670	8,039	51,768	119,406	1,032	(1,574)	476,159	5.0%
Total commercial real estate	874,055	1,224,673	949,849	571,930	895,311	250,203	251,046	13,794	5,030,861	52.9%
Agriculture	407,080	287,791	113,737	659,125	100,595	332	66,579	713	1,635,952	17.2%
Commercial non-real estate	321,762	652,899	566,853	159,593	200,046	7,623	23,606	122,096	2,054,478	21.6%
Residential real estate ³	207,487	185,153	165,083	52,574	70,814	14,365	14,506	(1,896)	708,086	7.4%
Consumer and other	13,454	22,004	21,419	404	1,661	52	8	29,497	88,499	0.9%
Total	$1,823,838	$2,372,520	$1,816,941	$1,443,626	$1,268,427	$272,575	$355,745	$164,204	$9,517,876	100.0%
% by location	19.2%	24.9%	19.1%	15.2%	13.3%	2.9%	3.7%	1.7%	100.0%
[1] Balances in this column represent workout loans and certain other loans the Company placed with a central team for enhanced monitoring and potential exit.
[2] Balances in this column represent commercial and consumer credit card loans, certain other loans managed by our staff, and fair value adjustments related to acquisitions and loans for which we have elected the fair value option, which could result in a negative carrying amount in the event of a net negative fair value adjustment.

52-

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at December 31, 2020.

December 31, 2020
(dollars in thousands)
Construction and development	$482,462
Owner-occupied CRE	1,411,558
Non-owner-occupied CRE	2,660,682
Multifamily residential real estate	476,159
Total commercial real estate	5,030,861
Agriculture real estate	773,379
Agriculture operating loans	862,573
Total agriculture	1,635,952
Commercial non-real estate	2,054,478
Home equity lines of credit	133,081
Closed-end first lien	545,499
Closed-end junior lien	29,506
Total residential real estate	708,086
Consumer and other	88,499
Total	$9,517,876
Commercial Real Estate. CRE includes commercial and residential construction and development, owner-occupied CRE, non-owner-occupied CRE, and multi-family residential real estate. While CRE lending is a significant component of our overall loan portfolio, we are committed to managing our exposure to riskier construction and development lending specifically, and to CRE lending in general, by targeting relationships with sound management and financials, which are priced to reflect the amount of risk we accept as the lender.
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at September 30, 2020, we were ranked the seventh-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core lending areas. We target a portfolio composition for agriculture loans not to exceed 225% of total capital according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. Over recent years, our borrowers have experienced volatile commodity prices, and the adverse effects of recently imposed tariffs on the export of agricultural products, effects of waivers of the amount of ethanol to be blended into the country's gasoline production and isolated areas of flooding within parts of the Midwest in which certain of our agricultural borrowers conduct their operations. While these events, the impacts of the COVID-19 pandemic or a further downturn in the agriculture economy, could directly and adversely affect our agricultural loan portfolio and indirectly and adversely impact other lending categories including commercial non-real estate, CRE, residential real estate and consumer, we believe there continues to typically be strong secondary sources of repayment for the agriculture loan portfolio.
Commercial Non-Real Estate. Commercial non-real estate, or business lending, represents one of our core competencies through providing a tailored range of integrated products and services, including lending, to small- and medium-enterprise customers. We offer a number of different products including working capital and other shorter-term lines of credit, fixed-rate loans and variable rate loans with interest rate swaps over a wide range of terms, and variable-rate loans with varying terms.
Residential Real Estate. Residential real estate lending reflects 1-to-4-family closed-end first-lien mortgages (primarily single-family long-term first mortgages resulting from acquisitions of other banks), closed-end junior-lien mortgages and HELOCs. A large percentage of our total single-family first mortgage originations are sold into the secondary market in order to meet our interest rate risk management objectives. Our closed-end first-lien mortgages include a small percentage of single-family first mortgages that we originate and do not subsequently sell into the secondary market, including some jumbo products, adjustable rate mortgages and rural home mortgages.
Consumer. Our consumer lending offering comprises a relatively small portion of our total loan portfolio, and predominantly reflects small-balance secured and unsecured products marketed by our branches. Other lending includes all other loan relationships that do not fit within the categories above, primarily consumer and commercial credit cards, customer deposit account overdrafts, and loans in process.
53-

The following table presents the maturity distribution of our loan portfolio as of December 31, 2020. The maturity dates were determined based on the contractual maturity date of the loan.

	December 31, 2020
	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Construction and development	$319,141	$121,963	$41,358	$482,462
Owner-occupied CRE	1,304,756	64,114	42,688	1,411,558
Non-owner-occupied CRE	2,330,443	167,544	162,695	2,660,682
Multifamily residential real estate	435,253	24,169	16,737	476,159
Total commercial real estate	4,389,593	377,790	263,478	5,030,861
Agriculture	1,588,991	29,860	17,101	1,635,952
Commercial non-real estate	1,926,093	85,060	43,325	2,054,478
Residential real estate	603,546	69,209	35,331	708,086
Consumer and other	73,630	13,780	1,089	88,499
Total	$8,581,853	$575,699	$360,324	$9,517,876
The following table presents the distribution, as of December 31, 2020, of our loans that were due after one year between fixed and variable interest rates.

	December 31, 2020
	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Construction and development	$35,291	$128,030	$163,321
Owner-occupied CRE	59,744	47,058	106,802
Non-owner-occupied CRE	126,202	204,037	330,239
Multifamily residential real estate	5,416	35,490	40,906
Total commercial real estate	226,653	414,615	641,268
Agriculture	13,956	33,005	46,961
Commercial non-real estate	60,814	67,571	128,385
Residential real estate	47,229	57,311	104,540
Consumer and other	768	14,101	14,869
Total	$349,420	$586,603	$936,023
Other Repossessed Property
In the normal course of business, we obtain title to real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. Other repossessed property assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the asset at an acceptable price in a timely manner. Our total other repossessed property carrying value was $18.1 million as of December 31, 2020, a decrease of $1.9 million, or 9.7%, compared to September 30, 2020, due primarily to one large liquidation during the period.
The following table presents our other repossessed property balances for the period indicated.

Three Months Ended December 31, 2020
(dollars in thousands)
Balance, beginning of period	$20,034
Additions to other repossessed property	—
Valuation adjustments and other	(8)
Sales	(1,940)
Balance, end of period	$18,086
54-

Asset Quality
We place an asset on nonaccrual status when management believes, after considering collection efforts and other factors, the borrower's condition is such that collection of interest is doubtful, which is generally 90 days past due. If a borrower has failed to comply with the original contractual terms, further action may be required, including a downgrade in the risk rating, movement to nonaccrual status, a charge-off or the establishment of an individual reserve. If there is a collateral shortfall, we generally work with the borrower for a principal reduction, pledge of additional collateral or guarantee. If these alternatives are not available, we engage in formal collection activities. Restructured loans for which we grant payment or significant interest rate concessions are placed on nonaccrual status until collectability improves and a satisfactory payment history is established, generally by the receipt of at least six consecutive payments.
The following table presents the dollar amount of nonaccrual loans, other repossessed property, restructured performing loans and accruing loans over 90 days past due, at the end of the dates indicated.

	December 31, 2020	September 30, 2020
	(dollars in thousands)
Nonaccrual loans ¹
Construction and development	$14,257	n/a ³
Owner-occupied CRE	16,776	n/a ³
Non-owner-occupied CRE	36,765	n/a ³
Multifamily residential real estate	1,540	n/a ³
Total commercial real estate	69,338	$73,501
Agriculture	192,988	217,642
Commercial non-real estate	23,187	26,918
Residential real estate	6,774	6,811
Consumer and other	70	74
Total nonaccrual loans	292,357	324,946
Other repossessed property	18,086	20,034
Total nonperforming assets	310,443	344,980
Performing TDRs	31,088	35,205
Total nonperforming and restructured assets	$341,531	$380,185
Accruing loans 90 days or more past due	$—	$—
Nonperforming TDRs included in total nonaccrual loans	52,592	62,792

Percent of total assets
Total nonaccrual loans	2.28%	2.58%
Other repossessed property	0.14%	0.16%
Nonperforming assets ²	2.42%	2.74%
Nonperforming and restructured assets ²	2.67%	3.02%
[1] Includes nonperforming restructured loans.
[2] Includes nonaccrual loans, which includes nonperforming restructured loans.
[3] Balance for this segment is included in total commercial real estate for September 30, 2020.
At December 31, 2020 and September 30, 2020, our nonperforming assets were 2.42% and 2.74%, respectively, of total assets. Nonaccrual loans were $292.4 million as of December 31, 2020, which represented a total decrease in nonaccrual loans of $32.6 million compared to September 30, 2020. The decrease resulted from a number of payoffs including $24.7 million of agriculture loans and $7.9 million of non-agriculture loans.
We recognized approximately $3.3 million of interest income on loans that were on nonaccrual for the first quarter of fiscal year 2021. We had average nonaccrual loans (calculated as a two-point average) of $308.7 million outstanding during the first quarter of fiscal year 2021. Based on the average loan portfolio yield for these loans for the first quarter of fiscal year 2021, we estimate that interest income would have been $3.5 million higher during this period had these loans been accruing.
The Company implemented a more granular risk rating methodology as of October 1, 2020. We consistently monitor all loans internally rated "special mention" or worse because that rating indicates we have identified some potential weakness emerging; but loans rated "special mention" will not necessarily become problem loans or become impaired. Aside from the loans rated "special mention", we do not believe we have any potential problem loans that are not already identified as nonaccrual, past due or restructured as it is our policy to promptly reclassify loans as soon as we become aware of doubts as to the borrowers’ ability to meet repayment terms.
55-

When we grant concessions to borrowers that we would not otherwise grant if not for the borrowers’ financial difficulties, such as reduced interest rates or extensions of loan periods, we consider these modifications TDRs.
The following table outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated.

	December 31, 2020			September 30, 2020
	Performing TDRs	Nonperforming TDRs	Total	Performing TDRs	Nonperforming TDRs	Total
	(dollars in thousands)
Construction and development	$1,364	$27	$1,391	n/a ¹	n/a ¹	n/a ¹
Owner-occupied CRE	5,590	—	5,590	n/a ¹	n/a ¹	n/a ¹
Non-owner-occupied CRE	12,203	11,637	23,840	n/a ¹	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	—	n/a ¹	n/a ¹	n/a ¹
Total commercial real estate	19,157	11,664	30,821	$23,215	$11,913	$35,128
Agriculture	3,356	35,736	39,092	2,976	45,971	48,947
Commercial non-real estate	8,304	5,096	13,400	8,734	4,803	13,537
Residential real estate	269	69	338	277	74	351
Consumer and other	2	27	29	3	31	34
Total	$31,088	$52,592	$83,680	$35,205	$62,792	$97,997
[1] Balance for this segment is included in total commercial real estate for September 30, 2020.
As of December 31, 2020, total performing TDRs decreased $4.1 million, or 11.7%, compared to September 30, 2020. Total nonperforming TDRs decreased $10.2 million, or 16.2%, compared to September 30, 2020 primarily due to two relationship payoffs during the period.
Allowance for Credit Losses
The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, on October 1, 2020, which uses the current expected credit loss model ("CECL") to determine the allowance for credit losses based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies, and other credit risk indicators, which are inherently subjective. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and the net investments in leases recognized by a lessor in accordance with Topic 842 on leases. The CECL methodology requires recognition of lifetime expected credit losses that takes into consideration all relevant information, including historical losses, current conditions and reasonable and supportable forecasts of future operating conditions.
Loans that do not share similar risk characteristics and are collateral dependent, primarily large loans on nonaccrual status and those which have undergone a TDR, are evaluated on an individual basis ("individual reserve"). The reserve related to these loans is using the collateral available to repay the loan, most typically the liquidation value of the collateral (less selling costs, if applicable). The Company has chosen to continue to include small, less complex loans within the collective reserve for loans on nonaccrual or with TDR status.
Loans that are not reserved for on an individual basis are measured on a collective, or pooled basis ("collective reserve"). Loans are aggregated into pools (or segments) based on similar risk characteristics including borrower type, collateral, type and expected credit loss patterns. The historical loss experience of the pool is generally the starting point for estimating expected credit losses under the collective reserve methodology. The historical loss experience rate of the loan segment is applied to each loan within the segment over the contractual life of each loan, adjusted for estimated prepayments. Management then determines an appropriate macroeconomic forecast based on the expectation of future conditions, including but not limited to the unemployment rate, which is the most significant factor, gross domestic product and corporate bond spreads, and applies the forecast to models which estimate the change in loss expectations relative to the historical loss rates. These models have been implemented in accordance with the Company's Model Risk Management Policy. Additionally, using its new risk rating system, the Company evaluates if the current credit quality of the portfolio materially differs from the one observed over the historical loss period and applies adjustments to the allowance accordingly. Qualitative adjustments may also be made to expected losses based on current and future conditions that may not be fully captured in the modeling components above, such as but not limited to industry, geographic and borrower concentrations, loans servicing practices and changes in underwriting criteria.
ASU 2016-13 requires institutions to establish a supportable forecast and reversion period for forecasted operating conditions. Management determined a two-year forecast period would capture the majority of the impact associated with current
56-

economic conditions and is short enough to be supportable. Additionally, loss rate forecasts follow a straight-line reversion back to the historical loss rate over one year following the initial forecast period.
The following table presents an analysis of our allowance for credit losses, including provisions for credit losses, charge-offs and recoveries, for the periods indicated.

	At and for the Three Months Ended December 31, 2020	At and for the Fiscal Year Ended September 30, 2020
	(dollars in thousands)
Allowance for credit losses on loans:
Balance, beginning of period	$149,887	$70,774
Adoption of ASU 2016-13, as amended	177,289	—
Provision for credit losses ³	11,976	118,204
(Improvement) impairment of ASC 310-30 loans	—	188
Charge-offs:
Construction and development	(27)	n/a ⁴
Owner-occupied CRE	—	n/a ⁴
Non-owner-occupied CRE	(28,269)	n/a ⁴
Multifamily residential real estate	—	n/a ⁴
Total commercial real estate	(28,296)	(5,181)
Agriculture	(2,144)	(21,705)
Commercial non-real estate	(2,043)	(14,178)
Consumer	(96)	(615)
Consumer and other	(232)	(3,071)
Total charge-offs	(32,811)	(44,750)
Recoveries:
Construction and development	268	n/a ⁴
Owner-occupied CRE	—	n/a ⁴
Non-owner-occupied CRE	61	n/a ⁴
Multifamily residential real estate	—	n/a ⁴
Total commercial real estate	329	1,395
Agriculture	1,734	2,189
Commercial non-real estate	245	1,018
Residential real estate	32	453
Consumer and other	113	416
Total recoveries	2,453	5,471
Net loan charge-offs	(30,358)	(39,279)
Balance, end of period	$308,794	$149,887

Average total loans for the period ¹	$9,840,055	$9,908,495
Total loans at period end ¹	9,517,876	10,076,142
Ratios
Net charge-offs to average total loans ²	1.22%	0.40%
Allowance for credit losses on loans to:
Total loans	3.24%	1.49%
Nonaccruing loans	105.62%	46.13%
[1] Loans are shown at amortized cost.
[2] Annualized for partial-year periods.
[3] For December 31, 2020, provision for credit losses in the consolidated statements of income includes $(0.1) million of (reversal of) provision for unfunded commitments reserve.
[4] Balance for this segment is included in total commercial real estate for September 30, 2020.
In the first quarter of fiscal year 2021, net charge-offs were $30.4 million, or 1.22%, of average total loans on an annualized basis, comprised of $32.8 million of charge-offs and $2.4 million of recoveries. The increase was driven by $25.6 million of discount on the sales of certain hotel loans. Excluding those, net charge-offs for the quarter were $4.8 million, or 0.19% of average total loans (annualized). For fiscal year 2020, net charge-offs were $39.3 million, or 0.40%, of average total loans.
57-

At December 31, 2020, the allowance for credit losses on loans was 3.24% of our total loan portfolio, compared to 1.49% at September 30, 2020. The balance of the ACL increased to $308.8 million from $149.9 million over the same period due to the impact of CECL adoption on October 1, 2020, where we recognized a Day 1 increase in the ACL of $177.3 million, which resulted in a cumulative effect adjustment decrease of $132.9 million (after-tax) to retained earnings. The tax effect resulted in a $42.9 million increase in deferred tax assets. The increase in ACL related to the adoption of CECL was partially offset by the net impact from provisioning and charge-offs during the quarter.
Additionally, a portion of our loans which are carried at fair value, totaling $611.6 million at December 31, 2020 and $655.2 million at September 30, 2020, respectively, have no associated allowance for credit losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for credit losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $27.5 million and $30.5 million at December 31, 2020 and September 30, 2020, respectively, or 0.29% and 0.30% of total loans, respectively.
The following table presents management’s allocation of the allowance for credit losses on loans by loan category, in both dollars and percentage of our total allowance for credit losses on loans, to specific loans in those categories at the dates indicated.

	December 31, 2020		Adjusted balance September 30, 2020 ¹
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Allocation of allowance for credit losses on loans:
Construction and development	$18,714	6.1%	$7,012	4.7%
Owner-occupied CRE	25,086	8.1%	$20,530	13.7%
Non-owner-occupied CRE	120,751	39.1%	$50,965	34.0%
Multifamily residential real estate	9,773	3.2%	$6,726	4.5%
Total commercial real estate	174,324	56.5%	$85,233	56.9%
Agriculture	46,979	15.2%	27,018	18.0%
Commercial non-real estate	75,955	24.6%	27,599	18.4%
Residential real estate ³	9,672	3.1%	7,465	5.0%
Consumer and other	1,864	0.6%	2,572	1.7%
Total	$308,794	100.0%	$149,887	100.0%
1 At September 30, 2020, the allowance balances were reclassified to align with the eight loan portfolio segments established for adoption of CECL. For additional information, see Note 2.
Management will continue to evaluate the loan portfolio and assess economic conditions in order to determine future allowance levels and the amount of credit loss provisions. We review the appropriateness of our allowance for credit losses on a monthly basis. Management monitors closely all past due and restructured loans in assessing the appropriateness of its allowance for credit losses. In addition, we follow procedures for reviewing and grading all substantial commercial and agriculture relationships at least annually. Based predominantly upon the review and grading process, we determine the appropriate level of the allowance in response to our assessment of the probable risk of loss inherent in our loan portfolio. Management makes additional credit loss provisions when the results of our problem loan assessment methodology or overall allowance testing of appropriateness indicates additional provisions are required.
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an unfunded lending reserve related commitments that represents our estimate of credit losses on the portion of lending commitments that borrowers have not advanced. The Company's change in unfunded commitments reserve from the incurred loss methodology to the current expected credit loss methodology was immaterial as of the date of adoption and therefore no provision was recognized. The balance of the unfunded lending-related commitments reserve was $2.3 million and $2.4 million at December 31, 2020 and September 30, 2020, respectively, and is recorded in accrued expenses and other liabilities in the consolidated balance sheet.
58-

Investment Securities
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated.

	December 31, 2020	September 30, 2020
	(dollars in thousands)
U.S. Treasury securities	$24,991	$49,924
U.S. Agency securities	24,975	24,974
Mortgage-backed securities:
Government National Mortgage Association	424,756	485,689
Federal Home Loan Mortgage Corporation	769,254	578,650
Federal National Mortgage Association	455,651	287,842
Small Business Assistance Program	264,798	244,653
States and political subdivision securities	51,120	54,224
Other	1,006	1,006
Total	$2,016,551	$1,726,962
We generally invest excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits, to maintain liquidity and to balance interest rate risk. Since September 30, 2020, the fair value of the portfolio has increased by $285.0 million, or 16.1%.
The following table presents the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period held at December 31, 2020. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield ("WA Yield") on these assets is presented in the following table based on the contractual rate, as opposed to a tax equivalent yield concept.

	December 31, 2020
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
U.S. Treasury securities	$24,991	2.87%	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%	$24,991	2.87%
U.S. Agency securities	—	—%	24,975	1.13%	—	—%	—	—%	—	—%	—	—%	24,975	1.13%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,914,459	1.62%	—	—%	1,914,459	1.62%
States and political subdivision securities ¹ ²	17,982	1.72%	23,072	1.79%	10,066	2.56%	—	—%	—	—%	—	—%	51,120	1.92%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$42,973	2.39%	$48,047	1.45%	$10,066	2.56%	$—	—%	$1,914,459	1.62%	$1,006	—%	$2,016,551	1.64%
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

Available for sale securities are stated at fair value. For available for sale debt securities in an unrealized loss position, management first evaluates whether (1) the Company has the intent to sell a security; or (2) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in the consolidated income statement with a corresponding adjustment to the security's amortized cost basis.
If neither criteria is met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Furthermore, securities issued by the U.S. Government or a U.S. Government sponsored enterprise which carry the explicit or implicit guarantee of the U.S. Government are considered "risk-free" and therefore no credit losses are assumed on those securities. If the assessment indicates a credit loss exists, the amortized cost basis is compared to the present value of cash flows
59-

expected to be collected from the security; if it is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded. Changes in the allowance for credit losses are recorded as a provision for (reversal of) credit losses in the consolidated income statement. If the assessment indicates a credit loss does not exist, the change in fair value is recorded as unrealized gains and losses, net of related taxes, and is included in stockholders’ equity as a component of accumulated other comprehensive income (loss).
Deposits
We obtain funds from depositors by offering consumer and business interest-bearing accounts and term time deposits. At December 31, 2020 and September 30, 2020, our total deposits were $11.37 billion and $11.01 billion, respectively, representing an increase of $364.5 million, or 3.3%, due to a $438.5 million increase in checking and savings deposits across both business and consumer accounts offset with a $67.9 million reduction in business and consumer time deposits and a $6.1 million decrease in public and brokered deposits.
The following table presents the balances and weighted average cost of our deposit portfolio at the following dates.

	December 31, 2020		September 30, 2020
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Noninterest-bearing demand	$2,858,455	—%	$2,586,743	—%
Interest-bearing demand	7,436,283	0.21%	7,139,058	0.26%
Time deposits, greater than $250,000	283,635	0.97%	352,913	1.12%
Time deposits, less than or equal to $250,000	794,945	0.54%	930,065	0.75%
Total	$11,373,318	0.20%	$11,008,779	0.27%
At December 31, 2020 and September 30, 2020, we had $261.5 million and $329.0 million, respectively, in brokered deposits, a decrease of $67.5 million, or 20.5%.
Municipal public deposits constituted $1.30 billion and $1.25 billion of our deposit portfolio at December 31, 2020, and September 30, 2020, respectively, of which $941.6 million and $859.7 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 7.7% and 6.4% of our total deposits at December 31, 2020 and September 30, 2020, respectively.
The following table presents deposits by region.

	December 31, 2020	September 30, 2020
	(dollars in thousands)
South Dakota	$2,961,862	$2,839,891
Iowa / Missouri	3,446,114	3,184,321
Nebraska / Kansas	2,819,476	2,833,921
Arizona	601,376	590,567
Colorado	1,319,271	1,300,351
North Dakota / Minnesota	28,479	30,228
Specialized Assets	11,947	—
Corporate and Other	184,793	229,500
Total deposits	$11,373,318	$11,008,779
60-

We fund a portion of our assets with time deposits that have balances greater than $250,000 and that have maturities generally in excess of six months. At December 31, 2020 and September 30, 2020, our time deposits greater than $250,000 totaled $283.6 million and $352.9 million, respectively. The following table presents the maturities of our time deposits greater than $250,000 and less than or equal to $250,000 in size at December 31, 2020.

	December 31, 2020
	Greater than $250,000	Less than or equal to $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$76,140	$238,532
Over three through six months	79,412	185,450
Over six through twelve months	71,696	223,606
Over twelve months	56,387	147,357
Total	$283,635	$794,945
Percent of total deposits	2.5%	7.0%
At December 31, 2020 and September 30, 2020, the average remaining maturity of all time deposits was approximately 9 and 8 months, respectively. The average time deposits amount per account was approximately $33,062 and $37,174 at December 31, 2020 and September 30, 2020, respectively.
Derivatives
Prior to 2017 we entered into fixed-rate loans having original maturities of 5 years or greater (typically between 5 and 15 years) with certain of our commercial and agri-business banking customers to assist them in facilitating their risk management strategies. We mitigated our interest rate risk associated with certain of these loans by entering into equal and offsetting fixed-to-floating interest rate swap agreements for these loans with swap counterparties. We elected to account for the loans at fair value under ASC 825, Fair Value Option. Changes in the fair value of these loans are recorded in earnings as a component of noninterest income in the relevant period. The related interest rate swaps are recognized as either assets or liabilities in our financial statements and any gains or losses on these swaps, both realized and unrealized, are recorded in earnings as a component of noninterest income. The interest rate swaps are fully effective from an interest rate risk perspective, as gains and losses on our swaps are directly offset by changes in fair value of the fair value option loans (i.e., swap interest rate risk adjustments are directly offset by associated loan interest rate risk adjustments). Consequently, any changes in noninterest income associated with changes in fair value resulting from interest rate movement, as opposed to changes in credit quality, on the loans are directly offset by equal and opposite unrealized charges to or reductions in noninterest income for the related interest rate swap. Any changes in the fair value of the loans related to credit quality and the derivative interest expense on derivatives are not offsetting amounts within noninterest income. To ensure the correlation of movements in fair value between the interest rate swap and the related loan, we pass on all economic costs associated with our interest rate swap activity resulting from loan customer prepayments (partial or full) to the customer.
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
We enter into RPAs with some of our derivative counterparties to assume the credit exposure related to interest rate derivative contracts. Our loan customer enters into an interest rate swap directly with a derivative counterparty and we agree through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $82.1 million and $80.7 million as of December 31, 2020 and September 30, 2020, respectively. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be nominal at both December 31, 2020 and September 30, 2020, respectively, based on the fair value of the underlying swaps.
61-

Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted.

	At and for the Three Months Ended December 31, 2020	At and for the Fiscal Year Ended September 30, 2020
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$80,355	$65,506
Other short-term borrowings	—	75,000
Total short-term borrowings	$80,355	$140,506

Maximum amount outstanding at any month-end during the period	$80,355	$539,809
Average amount outstanding during the period	78,640	218,340
Weighted average rate for the period	0.09%	0.75%
Weighted average rate as of date indicated	0.09%	0.09%
Other Borrowings
In addition to the short-term borrowings above, we also had FHLB long-term borrowings of $120.0 million outstanding as of both December 31, 2020 and September 30, 2020.
We had outstanding $73.9 million and $73.8 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of December 31, 2020 and September 30, 2020, respectively. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
We issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, whose eligibility as Tier 2 capital was reduced by 20% beginning in the quarter ended September 30, 2020, bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 3.150%, payable quarterly on each November 15, February 15, April 15 and August 15. During the first quarter of fiscal year 2021, we incurred $0.8 million in interest expense on all outstanding subordinated debentures and notes compared to $1.3 million in the same period in fiscal year 2020.
Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at December 31, 2020. Customer deposit obligations categorized as "not determined" include noninterest-bearing demand accounts and interest-bearing demand accounts with no stated maturity date.

	December 31, 2020
	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$848,202	$147,652	$54,507	$1,585	$10,321,372	$11,373,318
Securities sold under agreement to repurchase	80,355	—	—	—	—	80,355
FHLB advances and other borrowings	—	30,000	90,000	—	—	120,000
Subordinated debentures	—	—	—	75,920	—	75,920
Subordinated notes payable	—	—	35,000	—	—	35,000
Accrued interest payable	4,035	—	—	—	—	4,035
Interest on FHLB advances	3,372	3,156	3,111	—	—	9,639
Interest on subordinated debentures	1,852	1,852	5,557	16,275	—	25,536
Interest on subordinated notes payable	1,180	1,180	3,097	—	—	5,457
Other Commitments:
Commitments to extend credit—non-credit card	$1,471,544	$181,417	$241,291	$154,769	$—	$2,049,021
Commitments to extend credit—credit card	129,447	—	—	—	—	129,447
Letters of credit	52,760	—	—	—	—	52,760
We rent certain premises and equipment under operating leases. See Note 8 to the consolidated financial statements for additional information on long-term lease arrangements.
62-

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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated.

	December 31, 2020	September 30, 2020
	(dollars in thousands)
Commitments to extend credit	$2,178,468	$2,138,138
Letters of credit	52,760	65,707
Total	$2,231,228	$2,203,845
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
Great Western Bancorp, Inc. Our primary source of liquidity is cash obtained from dividends paid by our Bank. We primarily use our cash for the payment of dividends, when and if declared by our Board of Directors, and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our Bank through equity contributions and for acquisitions. At December 31, 2020, our holding company had $34.1 million of cash. During the first quarter of fiscal year 2021, we declared and paid a dividend of $0.01 per common share. The outstanding amount under our private placement subordinated capital notes was $35.0 million at December 31, 2020. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities. To this end, on June 1, 2020 we filed a shelf registration statement with the SEC registering an indeterminate amount of our common stock, debt securities and other securities which we may decide to issue in the future. The specific terms of any shares or other securities we choose to issue will be based on current market conditions and will be described in a supplement to the prospectus contained in the shelf registration statement.
63-

Great Western Bank. Our Bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding. At December 31, 2020, our Bank had cash of $1.06 billion (inclusive of $34.1 million of cash from our holding company) and $2.06 billion of highly-liquid securities held in our investment portfolio, of which $1.07 billion were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our Bank had $120.0 million in FHLB borrowings at December 31, 2020, with additional available lines of $1.99 billion. Our Bank also had an additional borrowing capacity of $943.5 million with the FRB Discount Window. Our Bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At December 31, 2020, we had a total of $2.23 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our Bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators.
The following table presents our regulatory capital ratios at December 31, 2020 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	December 31, 2020
	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio ¹	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,234,286	12.7%	6.0%	N/A
Total capital	1,383,691	14.3%	8.0%	N/A
Tier 1 leverage	1,234,286	9.7%	4.0%	N/A
Common equity Tier 1 ²	1,160,420	12.0%	4.5%	N/A
Risk-weighted assets	9,698,465
Great Western Bank
Tier 1 capital	$1,228,516	12.7%	6.0%	8.0%
Total capital	1,349,899	13.9%	8.0%	10.0%
Tier 1 leverage	1,228,516	9.7%	4.0%	5.0%
Common equity Tier 1 ²	1,228,516	12.7%	4.5%	6.5%
Risk-weighted assets	9,696,713
[1] Does not include capital conservation buffer, which was 2.5% at December 31, 2020.
[2] The Company has elected the 5 year CECL transition for regulatory capital ratios, resulting in an add-back of $129.5 million to common equity Tier 1 capital as of December 31, 2020.
At December 31, 2020 and September 30, 2020, our Tier 1 capital included an aggregate of $73.9 million and $73.8 million, respectively, of trust preferred securities issued by our subsidiaries, net of fair value adjustment. At December 31, 2020, our Tier 2 capital included $121.4 million of the allowance for credit losses and $28.0 million of subordinated capital notes whose eligibility as Tier 2 capital was reduced by 20% beginning in the quarter ending September 2020. At September 30, 2020, our Tier 2 capital included $127.2 million of the allowance for credit losses and $28.0 million of subordinated capital notes. Our total risk-weighted assets were $9.70 billion at December 31, 2020.
Non-GAAP Financial Measures
We rely on certain non-GAAP financial measures in making financial and operational decisions about our business. We believe that each of the non-GAAP financial measures presented is helpful in highlighting trends in our business, financial condition and results of operations which might not otherwise be apparent when relying solely on our financial results calculated in accordance with GAAP. We disclose net interest income and related ratios and analysis on a taxable-equivalent basis, which may also be considered non-GAAP financial measures. We believe this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison of net interest income arising from taxable and tax-exempt sources. In addition, certain performance measures, including the efficiency ratio and net interest margin utilize net interest income on a taxable-equivalent basis.
64-

In particular, we evaluate our profitability and performance based on our adjusted net income, adjusted earnings per common share, pre-provision pre-tax income ("PTPP"), tangible net income and return on average tangible common equity. Our adjusted net income and adjusted earnings per common share exclude the after-tax effect of items with a significant impact to net income that we do not believe to be recurring in nature, (e.g., one-time acquisition expenses as well as the second quarter of fiscal year 2020 COVID-19 impact on credit and other related charges and the impairment of goodwill and certain intangible assets). Our PTPP income excludes total provision for credit losses, credit gain/losses on loans held for investment measured at fair value and goodwill impairment. Our tangible net income and return on average tangible common equity exclude the effects of amortization expense relating to intangible assets and related tax effects from the acquisition of us by NAB and our acquisitions of other institutions. We believe these measures help highlight trends associated with our financial condition and results of operations by providing net income and return information excluding significant nonrecurring items (for adjusted net income and adjusted earnings per common share), measure our ability to generate capital by providing net income excluding credit losses (for PTPP income) and measure net income based on our cash payments and receipts during the applicable period (for tangible net income and return on average tangible common equity).
We also evaluate our profitability and performance based on our adjusted net interest income, adjusted net interest margin, adjusted interest income on loans and adjusted yield on loans. We adjust each of these four measures to include the derivative interest expense we use to manage interest rate risk on certain of our loans, which we believe economically offsets the interest income earned on the loans. Similarly, we evaluate our operational efficiency based on our efficiency ratio, which excludes the effect of amortization of core deposit and other intangibles (a non-cash expense item) and includes the tax benefit associated with our tax-advantaged loans.
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

	At or for the three months ended:
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income (loss) - GAAP	$41,319	$11,136	$5,400	$(740,618)	$43,274
Add: COVID-19 related impairment of goodwill and certain intangible assets, net of tax	—	—	—	713,013	—
Add: COVID-19 impact on credit and other related charges, net of tax	—	—	—	56,685	—
Adjusted net income	$41,319	$11,136	$5,400	$29,080	$43,274

Weighted average diluted common shares outstanding	55,247,343	55,164,548	55,145,619	55,906,002	56,457,967
Earnings per common share - diluted	$0.75	$0.20	$0.10	$(13.25)	$0.77
Adjusted earnings per common share - diluted	$0.75	$0.20	$0.10	$0.52	$0.77

Pre-tax pre-provision income ("PTPP"):
Income (loss) before income taxes - GAAP	$52,708	$10,279	$5,878	$(778,348)	$55,873
Add: Provision for credit losses - GAAP	11,899	16,853	21,641	71,795	8,103
Add: Change in fair value of FVO loans and related derivatives - GAAP	1,672	24,648	25,001	10,533	2,124
Add: Goodwill impairment - GAAP	—	—	—	742,352	—
Pre-tax pre-provision income	$66,279	$51,780	$52,520	$46,332	$66,100

65-

	At or for the three months ended:
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
	(Dollars in thousands except share and per share amounts)
Tangible net income and return on average tangible common equity:
Net income (loss) - GAAP	$41,319	$11,136	$5,400	$(740,618)	$43,274
Add: Amortization of intangible assets and COVID-19 related impairment of goodwill and certain intangible assets, net of tax	261	261	261	713,440	377
Tangible net income (loss)	$41,580	$11,397	$5,661	$(27,178)	$43,651

Average common equity	$1,082,077	$1,174,996	$1,163,724	$1,918,035	$1,908,519
Less: Average goodwill and other intangible assets	6,004	6,265	6,527	741,257	748,146
Average tangible common equity	$1,076,073	$1,168,731	$1,157,197	$1,176,778	$1,160,373

Return on average common equity *	15.2%	3.8%	1.9%	(155.3)%	9.0%
Return on average tangible common equity **	15.3%	3.9%	2.0%	(9.3)%	15.0%
* Calculated as net income - GAAP divided by average common equity. Annualized for partial-year periods.
** Calculated as tangible net income divided by average tangible common equity. Annualized for partial-year periods.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$107,908	$106,018	$106,251	$101,983	$105,173
Add: Tax equivalent adjustment	1,598	1,508	1,601	1,514	1,523
Net interest income (FTE)	109,506	107,526	107,852	103,497	106,696
Add: Derivative interest expense	(3,393)	(3,541)	(3,040)	(1,250)	(890)
Adjusted net interest income (FTE)	$106,113	$103,985	$104,812	$102,247	$105,806

Average interest-earning assets	$11,965,555	$12,184,093	$12,156,505	$11,590,453	$11,543,610
Net interest margin (FTE) *	3.63%	3.51%	3.57%	3.59%	3.68%
Adjusted net interest margin (FTE) **	3.52%	3.40%	3.47%	3.55%	3.65%
* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Interest income - GAAP	$107,323	$106,305	$107,725	$111,970	$117,709
Add: Tax equivalent adjustment	1,598	1,508	1,601	1,514	1,523
Interest income (FTE)	108,921	107,813	109,326	113,484	119,232
Add: Derivative interest expense	(3,393)	(3,541)	(3,040)	(1,250)	(890)
Adjusted interest income (FTE)	$105,528	$104,272	$106,286	$112,234	$118,342

Average non-ASC310-30 loans	$9,567,679	$9,977,591	$9,974,802	$9,496,153	$9,554,161
Yield (FTE) *	4.52%	4.30%	4.41%	4.81%	4.96%
Adjusted yield (FTE) **	4.38%	4.16%	4.29%	4.75%	4.93%
* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue - GAAP	$122,056	$102,068	$94,568	$101,900	$120,906
Add: Tax equivalent adjustment	1,598	1,508	1,601	1,514	1,523
Total revenue (FTE)	$123,654	$103,576	$96,169	$103,414	$122,429

Noninterest expense	$57,449	$74,936	$67,049	$808,453	$56,930
Less: Amortization of intangible assets and COVID-19 related impairment of goodwill and certain intangible assets	261	261	278	742,779	427
Tangible noninterest expense	$57,188	$74,675	$66,771	$65,674	$56,503

Efficiency ratio *	46.2%	72.1%	69.4%	63.5%	46.2%
* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

66-

	At or for the three months ended:
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
	(Dollars in thousands except share and per share amounts)
Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,068,501	$1,162,933	$1,160,644	$1,153,464	$1,920,669
Less: Goodwill and other intangible assets	5,904	6,164	6,425	6,703	749,481
Tangible common equity	$1,062,597	$1,156,769	$1,154,219	$1,146,761	$1,171,188

Total assets	$12,814,383	$12,604,439	$12,934,328	$12,387,808	$12,851,665
Less: Goodwill and other intangible assets	5,904	6,164	6,425	6,703	749,481
Tangible assets	$12,808,479	$12,598,275	$12,927,903	$12,381,105	$12,102,184

Tangible common equity to tangible assets	8.3%	9.2%	8.9%	9.3%	9.7%

Tangible book value per share:
Total stockholders' equity	$1,068,501	$1,162,933	$1,160,644	$1,153,464	$1,920,669
Less: Goodwill and other intangible assets	5,904	6,164	6,425	6,703	749,481
Tangible common equity	$1,062,597	$1,156,769	$1,154,219	$1,146,761	$1,171,188

Common shares outstanding	55,105,105	55,014,189	55,014,047	55,013,928	56,382,915
Book value per share - GAAP	$19.39	$21.14	$21.10	$20.97	$34.06
Tangible book value per share	$19.28	$21.03	$20.98	$20.84	$20.77

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
Critical Accounting Policies and the Impact of Accounting Estimates
See "Note 1. Nature of Operations and Summary of Significant Policies" in the accompanying "Notes to Consolidated Financial Statements (Unaudited)" included in this report for a discussion of changes to our securities, loans, allowance for credit losses, unfunded commitments and unfunded commitments reserve, and accrued interest receivable policies as a result of adopting ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, in the current fiscal year. The remainder of our critical accounting policies and accounting estimates have had no material changes from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
67-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2020, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus derivative interest expense) in hypothetical rising and declining rate scenarios calculated as of December 31, 2020 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shift downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with realistic results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended December 31, 2020
Change in Market Interest Rates as of December 31, 2020	Twelve Months Ending December 31, 2021	Twelve Months Ending December 31, 2022
Immediate Shifts
+400 basis points	13.60%	21.30%
+300 basis points	10.30%	16.40%
+200 basis points	7.00%	11.30%
+100 basis points	3.70%	6.10%
-100 basis points	(3.50)%	(8.10)%
Gradual Shifts
+400 basis points	3.20%
+300 basis points	2.50%
+200 basis points	1.90%
+100 basis points	1.30%
-100 basis points	(1.20)%
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
68-

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
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors as described in "Part I, Item 1A. Risk Factors" of the Annual Report on Form 10-K of Great Western Bancorp, Inc., for the fiscal year ended September 30, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities
We did not repurchase any of our common stock during the first quarter of fiscal year 2021.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

69-

ITEM 6. EXHIBITS

Exhibit Number	Description

11.1	Statement regarding Computation of Per Share Earnings (included as Note 15 to the registrant's unaudited consolidated financial statements)

31.1**	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

** Filed herewith
*** Furnished, not filed
70-

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: February 9, 2021	By:	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

71-