Form 10-Q
period 2021-03-31
Great Western Bancorp, Inc.
filed 2021-05-07
CIK 1613665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of April 28, 2021, the number of shares of the registrant’s Common Stock outstanding was 55,111,403.

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
•increased costs of compliance associated with the changes in regulation and the regulatory environment;
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
5-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	(Unaudited)
	March 31, 2021	September 30, 2020
Assets
Cash and due from banks	$150,566	$150,085
Interest-bearing bank deposits	1,232,505	282,802
Cash and cash equivalents	1,383,071	432,887
Securities purchased under agreements to resell	101,246	—
Securities available for sale	2,265,261	1,774,626
Loans, net of unearned discounts and deferred fees, including $568,950 and $655,185 of loans at fair value under the fair value option at March 31, 2021 and September 30, 2020, respectively; and $4,343 and $12,371 of loans held for sale at March 31, 2021 and September 30, 2020, respectively	9,011,352	10,076,142
Allowance for credit losses ¹	(295,953)	(149,887)
Net loans	8,715,399	9,926,255
Premises and equipment, including $600 of property held for sale at both March 31, 2021 and September 30, 2020	117,564	119,054
Accrued interest receivable	39,090	54,658
Other repossessed property	17,529	20,034
Cash surrender value of life insurance policies	132,334	31,658
Net deferred tax assets	94,908	47,709
Other assets	147,337	197,558
Total assets	$13,013,739	$12,604,439
Liabilities and stockholders’ equity
Noninterest-bearing	$2,845,309	$2,586,743
Interest-bearing	8,718,745	8,422,036
Total deposits	11,564,054	11,008,779
Securities sold under agreements to repurchase	63,153	65,506
FHLB advances and other borrowings	120,000	195,000
Subordinated debentures and subordinated notes payable	108,900	108,832
Accrued expenses and other liabilities	63,713	63,389
Total liabilities	11,919,820	11,441,506
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 55,111,403 shares issued and outstanding at March 31, 2021 and 55,014,189 shares issued and outstanding at September 30, 2020	551	550
Additional paid-in capital	1,184,647	1,183,647
Retained earnings	(97,470)	(57,169)
Accumulated other comprehensive income	6,191	35,905
Total stockholders' equity	1,093,919	1,162,933
Total liabilities and stockholders' equity	$13,013,739	$12,604,439
[1] Prior to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, on October 1, 2020, this line represented the allowance for loan and lease losses under the incurred loss model.

See accompanying notes.
6-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Interest income
Loans	$100,274	$113,356	$207,597	$232,787
Investment securities	8,318	11,329	16,437	22,827
Federal funds sold and other	405	558	560	1,166
Total interest income	108,997	125,243	224,594	256,780
Interest expense
Deposits	4,479	18,867	10,471	40,807
FHLB advances and other borrowings	856	3,155	1,736	6,268
Subordinated debentures and subordinated notes payable	792	1,238	1,609	2,549
Total interest expense	6,127	23,260	13,816	49,624
Net interest income	102,870	101,983	210,778	207,156
(Reversal of) provision for credit losses ¹	(5,000)	71,795	6,899	79,898
Net interest income after provision for credit losses	107,870	30,188	203,879	127,258
Noninterest income
Service charges and other fees	8,599	9,188	18,223	20,597
Wealth management fees	3,182	3,122	6,211	6,086
Mortgage banking income, net	3,690	1,145	7,780	2,757
Net (loss) gain on sale of securities and other assets	(1)	—	247	—
Derivative interest expense	(3,182)	(1,251)	(6,575)	(2,141)
Change in fair value of FVO loans and related derivatives	42	(10,533)	(1,630)	(12,657)
Other derivative income (loss)	3,255	(2,889)	4,153	(1,292)
Other	1,608	1,135	2,932	2,300
Total noninterest income (loss)	17,193	(83)	31,341	15,650
Noninterest expense
Salaries and employee benefits	39,125	37,312	76,679	73,217
Data processing and communication	6,545	6,123	12,771	11,896
Occupancy and equipment	5,511	5,597	10,724	10,690
Professional fees	3,734	5,263	7,649	9,027
Advertising	477	958	1,033	1,823
Net (gain) loss on repossessed property and other related expenses	(54)	5,691	291	6,033
Goodwill and intangible assets impairment	—	742,352	—	742,352
Other	3,765	5,157	7,405	10,345
Total noninterest expense	59,103	808,453	116,552	865,383
Income (loss) before income taxes	65,960	(778,348)	118,668	(722,475)
Provision for (benefit from) income taxes	14,661	(37,730)	26,050	(25,131)
Net income (loss)	$51,299	$(740,618)	$92,618	$(697,344)
Basic earnings per common share
Weighted average common shares outstanding	55,199,785	55,906,002	55,159,847	56,141,816
Basic earnings per share	$0.93	$(13.25)	$1.68	$(12.42)
Diluted earnings per common share
Weighted average diluted common shares outstanding	55,456,399	55,906,002	55,351,871	56,141,816
Diluted earnings per share	$0.93	$(13.25)	$1.68	$(12.42)
Dividends per share
Dividends paid	$551	$16,769	$1,101	$33,654
Dividends per share	$0.01	$0.30	$0.02	$0.60
[1] For the three and six months ended March 31, 2021, this line includes a $0.0 million and $(0.1) million (reversal of) provision, respectively, for unfunded commitments reserve. For the three and six months ended March 31, 2020, provision for unfunded commitments reserve of $0.4 million and $0.6 million, respectively, was recorded in other noninterest expense in the consolidated income statement.

See accompanying notes.
7-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income (loss)	$51,299	$(740,618)	$92,618	$(697,344)
Other comprehensive (loss) income, net of tax
Securities available for sale:
Net unrealized holding (loss) gain arising during the period	(34,836)	38,341	(39,188)	30,181
Reclassification adjustment for net loss (gain) realized in net income	1	—	(247)	—
Income tax benefit (expense)	8,587	(9,450)	9,721	(7,440)
Other comprehensive (loss) income, net of tax	(26,248)	28,891	(29,714)	22,741
Comprehensive income (loss)	$25,051	$(711,727)	$62,904	$(674,603)
See accompanying notes.
8-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive (Loss) Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2020		$563	$1,229,077	$683,682	$7,347	$1,920,669
Net (loss)	$(740,618)	—	—	(740,618)	—	(740,618)
Other comprehensive income, net of tax	28,891	—	—	—	28,891	28,891
Total comprehensive (loss)	$(711,727)
Stock-based compensation, net of tax		1	1,273	—	—	1,274
Repurchase common stock		(14)	(39,969)	—	—	(39,983)
Cash dividends:
Common stock, $0.30 per share		—	—	(16,769)	—	(16,769)
Balance, March 31, 2020		$550	$1,190,381	$(73,705)	$36,238	$1,153,464

Balance, January 1, 2021		$550	$1,184,281	$(148,769)	$32,439	$1,068,501
Net income	$51,299	—	—	51,299	—	51,299
Other comprehensive (loss), net of tax	(26,248)	—	—	—	(26,248)	(26,248)
Total comprehensive income	$25,051
Stock-based compensation, net of tax		1	917	—	—	918
Cash dividends:
Common stock, $0.01 per share		—	(551)	—	—	(551)
Balance, March 31, 2021		$551	$1,184,647	$(97,470)	$6,191	$1,093,919

	Comprehensive (Loss) Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, October 1, 2019		$563	$1,228,714	$657,475	$13,497	$1,900,249
Net (loss)	$(697,344)	—	—	(697,344)	—	(697,344)
Other comprehensive income, net of tax	22,741	—	—	—	22,741	22,741
Total comprehensive (loss)	$(674,603)
Cumulative effect adjustment related to ASU adoption ¹		—	—	(182)	—	(182)
Stock-based compensation, net of tax		1	1,636	—	—	1,637
Repurchase common stock		(14)	(39,969)	—	—	(39,983)
Cash dividends:
Common stock, $0.60 per share		—	—	(33,654)	—	(33,654)
Balance, March 31, 2020		$550	$1,190,381	$(73,705)	$36,238	$1,153,464

Balance, October 1, 2020		$550	$1,183,647	$(57,169)	$35,905	$1,162,933
Net income	$92,618	—	—	92,618	—	92,618
Other comprehensive (loss), net of tax	(29,714)	—	—	—	(29,714)	(29,714)
Total comprehensive income	$62,904
Cumulative effect adjustment related to ASU adoption ²		—	—	(132,919)	—	(132,919)
Stock-based compensation, net of tax		1	2,101	—	—	2,102
Cash dividends:
Common stock, $0.02 per share		—	(1,101)	—	—	(1,101)
Balance, March 31, 2021		$551	$1,184,647	$(97,470)	$6,191	$1,093,919
¹ Cumulative effect adjustment related to the Company's adoption of ASU 2016-02, Leases (Topic 842), and subsequent related ASUs on October 1, 2019.
[2] Cumulative effect adjustment related to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, on October 1, 2020. For additional information, see Note 2, "New Accounting Pronouncements".

See accompanying notes.
9-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended March 31,
	2021	2020
Operating activities
Net income (loss)	$92,618	$(697,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and deferred fee accretion, net	(9,546)	8,373
Amortization of FDIC indemnification asset	—	641
Net (gain) loss on sale of other assets	(336)	4,716
Net gain on sale of loans	(8,183)	(3,148)
Provision for credit losses ¹	6,899	79,898
Goodwill and intangible assets impairment	—	742,352
Stock-based compensation	2,102	1,637
Originations of residential real estate loans held for sale	(247,429)	(172,370)
Proceeds from sales of residential real estate loans held for sale	263,740	178,527
Proceeds from sale of other assets	348	—
Net deferred income taxes	5,394	(48,238)
Changes in:
Accrued interest receivable	15,568	9,341
Other assets	48,329	(66,702)
Accrued interest payable and other liabilities	946	12,890
Net cash provided by operating activities	170,450	50,573
Investing activities
Net change in securities purchased under agreements to resell	(101,246)	—
Purchase of securities available for sale	(943,406)	(413,887)
Proceeds from maturities of securities available for sale	408,058	234,077
Net decrease (increase) in loans	1,038,389	(11,939)
Payment of covered losses from FDIC indemnification claims	—	(43)
Purchase of premises and equipment	(2,707)	(3,861)
Proceeds from sale of premises and equipment	572	—
Proceeds from sale of repossessed property	3,585	12,368
Purchase of bank owned life insurance policies	(100,000)	—
Purchase of FHLB stock	(10)	(110,637)
Proceeds from redemption of FHLB stock	201	92,350
Net cash paid in business acquisition	—	(4,711)
Net cash provided by (used in) investing activities	303,436	(206,283)
Financing activities
Net increase (decrease) in deposits	555,297	(121,163)
Net decrease in securities sold under agreements to repurchase and other short-term borrowings	(2,353)	(4,183)
Proceeds from FHLB advances and other long-term borrowings	—	650,000
Repayments on FHLB advances and other long-term borrowings	(75,000)	(190,000)
Common stock repurchased	—	(39,983)
Taxes paid related to net share settlement of equity awards	(545)	(1,295)
Dividends paid	(1,101)	(33,654)
Net cash provided by financing activities	476,298	259,722
Net increase in cash and cash equivalents	950,184	104,012
Cash and cash equivalents, beginning of period	432,887	243,474
Cash and cash equivalents, end of period	$1,383,071	$347,486
Supplemental disclosure of cash flow information
Cash payments for interest	$16,533	$56,613
Cash (receipts from) payments for income taxes	$12,571	$17,194
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(878)	$(7,507)
[1] For the six months ended March 31, 2021, this line includes a $0.1 million (reversal of) provision for unfunded commitments reserve.
See accompanying notes.
10-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Summary of Significant Policies
Nature of Operations
The Company is a bank holding company organized under the laws of Delaware and is listed on the NYSE under the symbol "GWB." The primary business of the Company is ownership of its wholly-owned subsidiary, Great Western Bank. The Bank is a full-service regional bank focused on relationship-based business banking in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. Substantially all of the Company's income is generated from banking operations. The Company and the Bank are subject to the regulation of certain federal and/or state agencies and undergo periodic examinations by those regulatory authorities.
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
In the second quarter of fiscal year 2021, the Company purchased securities under agreements to resell which are collateralized by FHA/VA loans guaranteed by the U.S. government. See "Securities Purchased Under Agreements to Resell" within this section for additional policy information.
There were no other significant changes to the Company's accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020 that could have a material effect on the Company's consolidated financial statements.
Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell are accounted for as collateralized financing transactions with a receivable recorded on the consolidated balance sheet at the amounts at which the securities were acquired, plus accrued interest. Collateral requirements are continually monitored and additional collateral is received as required.
Securities received from counterparties under agreements to resell are not recognized on the consolidated balance sheet unless the counterparty defaults. The securities received under reverse repurchase transactions are residential mortgage-backed securities. Reverse repurchase transactions expose the Company to counterparty risk. The Company manages this risk by performing assessments and establishing concentration limits on each counterparty. Additionally, these transactions include collateral arrangements that require additional collateral pledged if the counterparty's collateral value drops below specified collateral levels.
11-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
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
Trading securities are stated at fair value. Realized and unrealized gains and losses from sales and fair value adjustments of trading securities are included in other noninterest income on the consolidated statements of income. There were no trading securities held at March 31, 2021 and September 30, 2020.
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
12-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
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
Fair value of loans held for sale is determined based on prevailing market prices for loans with similar characteristics, sale contract prices, or, for certain portfolios, discounted cash flow analysis. Declines in fair value below cost (and subsequent recoveries) are recognized in mortgage banking income, net. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold. Gains or losses on sales are recognized upon delivery and included in mortgage banking income, net.
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
13-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The Company assigns all non-consumer loans a credit quality risk rating. The Company implemented a more granular risk rating methodology as of October 1, 2020. See the table below for a summary of credit quality risk ratings at March 31, 2021. For information on the credit quality risk ratings in effect before October 1, 2020, see "1. Nature of Operations and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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
In March 2020, a statement was issued by our banking regulators titled "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until December 31, 2020. In December 2020, the Economic Aid to Hard Hit Small Businesses, Non-Profits, and Ventures Act was enacted, which extended the TDR provisions of the CARES Act to January 1, 2022. Accordingly, in appropriate circumstances we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.
14-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses ("ACL")
The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, on October 1, 2020, which uses the current expected credit loss model ("CECL") to determine the allowance for credit losses based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies, and other credit risk indicators, which are inherently subjective. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and the net investments in leases recognized by a lessor in accordance with Topic 842 on leases. The CECL methodology requires recognition of lifetime expected credit losses that takes into consideration all relevant information, including historical losses, current conditions and reasonable and supportable forecasts of future operating conditions.
Loans that do not share similar risk characteristics and are collateral dependent, primarily large loans on nonaccrual status and those which have undergone a TDR, are evaluated on an individual basis ("individual reserve"). The reserve related to these loans is calculated using the collateral available to repay the loan, most typically the liquidation value of the collateral (less selling costs, if applicable). The Company has chosen to continue to include small, less complex loans within the collective reserve for loans on nonaccrual or with TDR status.
Loans that are not reserved for on an individual basis are measured on a collective, or pooled basis ("collective reserve"). Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral, type and expected credit loss patterns. The historical loss experience of the pool is generally the starting point for estimating expected credit losses under the collective reserve methodology. The historical loss experience rate of the loan pool is applied to each loan within the segment over the contractual life of each loan, adjusted for estimated prepayments. Management then determines an appropriate macroeconomic forecast based on the expectation of future conditions, including but not limited to the unemployment rate, which is the most significant factor, gross domestic product and corporate bond spreads, and applies the forecast to models which estimate the change in loss expectations relative to the historical loss rates. These models have been implemented in accordance with the Company's Model Risk Management Policy. Additionally, using its new risk rating system, the Company evaluates if the current credit quality of the portfolio materially differs from the one observed over the historical loss period and applies adjustments to the allowance accordingly. Qualitative adjustments may also be made to expected losses based on current and future conditions that may not be fully captured in the modeling components above, such as but not limited to industry, geographic and borrower concentrations, loans servicing practices and changes in underwriting criteria.
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
16-

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
On April 29, 2021, the Board of Directors of the Company declared a dividend of $0.01 per common share payable on May 28, 2021 to stockholders of record as of close of business on May 14, 2021.
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
The measurement of expected losses under CECL is applicable to financial assets measured at amortized cost, including loan receivables and debt securities held to maturity. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit and other similar instruments). In addition, CECL requires debt securities available for sale with an unrealized loss to be recognized as allowance for credit loss rather than as a write-down of the securities amortized cost basis when management intends to sell or believes that it is not more-likely-than-not that they will be required to sell the securities prior to recovery of the securities amortized cost to be recognized as allowance for credit loss rather than as a write-down of the securities amortized cost basis. The CECL standard does not apply to the loan portfolio accounted for using the fair value option.
The Company identified eight loan portfolio pools for which a model has been established to estimate credit losses. The historical data sets of these pools were identified, populated and validated. Each segment contains loans which have similar risk characteristics. Not unlike the incurred loss model, each segment is split into loans that are individually assessed and those that are collectively assessed.
The Company adopted the standard on October 1, 2020, and applied the standard's provisions under the modified retrospective approach. Upon adoption of the standard, the Company recorded a $177.3 million increase to the ACL, of which $1.5 million related to the transfer of discounts on previously acquired loans and $175.8 million related to changes from the incurred loss model to the CECL model, which resulted in a cumulative effect adjustment decrease of $132.9 million (after-tax) to retained earnings. The tax effect resulted in a $42.9 million increase in deferred tax assets. In addition, the Company has elected the 5 year CECL transition for regulatory capital ratios, resulting in an add-back of $129.5 million to common equity tier 1 capital in the first fiscal quarter 2021.
17-

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
[1] Reclassifications made from reported loan and related allowance segments to align with the eight loan portfolio pools established for adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, to estimate credit losses.

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
The Company did not record an allowance for available for sale securities upon adoption as the investment portfolio consisted primarily of debt securities explicitly or implicitly backed by the U.S. Government for which expected credit loss is zero.
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
18-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes in the Disclosure Requirements for Fair Value Measurement, which eliminated, added and modified certain disclosure requirements for fair value measurements. Among the changes, entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted the standard on October 1, 2020. The adoption of this guidance did not have a material impact to the consolidated financial statements.
Accounting Standards Not Yet Adopted in Fiscal Year 2021
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which aims to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2019-12 on the consolidated financial statements and does not plan early adoption.
In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323 and Topic 815, which clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not expect adoption to have a material impact on the consolidated financial statements and does not plan early adoption.
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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of March 31, 2021
U.S. Treasury securities	$99,003	$—	$(929)	$98,074
U.S. Agency securities	24,975	—	(1,523)	23,452
Mortgage-backed securities:
Government National Mortgage Association	364,551	8,295	(203)	372,643
Federal Home Loan Mortgage Corporation	1,006,771	11,021	(12,109)	1,005,683
Federal National Mortgage Association	475,493	5,245	(6,334)	474,404
Small Business Assistance Program	236,924	4,687	(965)	240,646
States and political subdivision securities	48,309	1,011	—	49,320
Other	1,006	33	—	1,039
Total	$2,257,032	$30,292	$(22,063)	$2,265,261

19-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
As of September 30, 2020
U.S. Treasury securities	$49,924	$228	$—	$50,152
U.S. Agency securities	24,974	86	—	25,060
Mortgage-backed securities:
Government National Mortgage Association	485,689	11,481	(43)	497,127
Federal Home Loan Mortgage Corporation	578,650	18,919	(9)	597,560
Federal National Mortgage Association	287,842	7,788	(16)	295,614
Small Business Assistance Program	244,653	7,884	(58)	252,479
States and political subdivision securities	54,224	1,356	—	55,580
Other	1,006	48	—	1,054
Total	$1,726,962	$47,790	$(126)	$1,774,626
The amortized cost and approximate fair value of debt securities available for sale as of March 31, 2021 and September 30, 2020, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalty.

	March 31, 2021		September 30, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$17,923	$18,010	$67,131	$67,456
Due after one year through five years	97,385	96,194	51,779	52,694
Due after five years through ten years	56,979	56,642	10,212	10,642
Due after ten years	—	—	—	—
	172,287	170,846	129,122	130,792
Mortgage-backed securities	2,083,739	2,093,376	1,596,834	1,642,780
Securities without contractual maturities	1,006	1,039	1,006	1,054
Total	$2,257,032	$2,265,261	$1,726,962	$1,774,626
There were no sales of securities available for sale for both the three and six months ended March 31, 2021 and 2020 and as such there were no proceeds from the sales of securities available for sale for same periods. No gross gains (pre-tax) were realized on the sales for each of the three and six months ended March 31, 2021 and 2020, using the specific identification method. No gross losses (pre-tax) were realized on the sales for each of the three and six months ended March 31, 2021 and 2020, using the specific identification method.
Securities with an estimated fair value of approximately $1.24 billion and $1.10 billion at March 31, 2021 and September 30, 2020, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required by contractual obligation or law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
As detailed in the following tables, certain investments in debt securities, which are approximately 45% and 6% of the Company’s investment portfolio at estimated fair value at March 31, 2021 and September 30, 2020, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are not the result of credit losses at March 31, 2021, and therefore, an allowance for credit losses was not recorded. Prior to the adoption of ASU 2016-13, as amended, the Company recognized no other-than-temporary impairment for the three and six months ended March 31, 2020.
20-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the Company’s gross unrealized losses and approximate fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of March 31, 2021
U.S. Treasury securities	$98,074	$(929)	$—	$—	$98,074	$(929)
U.S. Agency securities	23,452	(1,523)	—	—	23,452	(1,523)
Mortgage-backed securities	888,118	(19,521)	9,555	(90)	897,673	(19,611)
Total	$1,009,644	$(21,973)	$9,555	$(90)	$1,019,199	$(22,063)

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
As of September 30, 2020
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Agency securities	—	—	—	—	—	—
Mortgage-backed securities	71,547	(103)	27,897	(23)	99,444	(126)
Total	$71,547	$(103)	$27,897	$(23)	$99,444	$(126)
As of March 31, 2021 and September 30, 2020, the Company had 94 and 18 securities, respectively, in an unrealized loss position.
4. Loans and Allowance for Credit Losses
The following table presents the composition of loans at amortized cost as of March 31, 2021 and September 30, 2020.

	March 31, 2021				September 30, 2020
	Total Loans	Less: Fair Value Option Loans	Less: Guaranteed Loans ¹	Loans at Amortized Cost	Total Loans ²	Less: Fair Value Option Loans	Less: Guaranteed Loans ¹	Loans at Amortized Cost
	(dollars in thousands)
Construction and development	$472,939	$—	$—	$472,939	$509,644	$—	$—	$509,644
Owner-occupied CRE	1,381,693	98,048	47,507	1,236,138	1,417,394	109,097	48,468	1,259,829
Non-owner-occupied CRE	2,340,206	241,172	27,025	2,072,009	2,894,380	283,266	27,402	2,583,712
Multifamily residential real estate	619,353	2,981	—	616,372	533,983	3,847	—	530,136
Total commercial real estate	4,814,191	342,201	74,532	4,397,458	5,355,401	396,210	75,870	4,883,321
Agriculture	1,549,926	109,216	43,211	1,397,499	1,722,696	129,041	42,353	1,551,302
Commercial non-real estate	1,897,569	117,533	574,441	1,205,595	2,165,038	129,934	744,371	1,290,733
Residential real estate ³	660,450	—	286	660,164	730,812	—	290	730,522
Consumer and other ⁴	89,216	—	—	89,216	102,195	—	—	102,195
Total	$9,011,352	$568,950	$692,470	$7,749,932	$10,076,142	$655,185	$862,884	$8,558,073
[1] Includes loans guaranteed by agencies of the U.S. government.
2 As a part of the adoption of CECL, loan pools are presented based on amortized cost, which includes unpaid principal balance, unamortized discount on acquired loans, and unearned net deferred fees and costs. For additional information on September 30, 2020 loan segment balances, see Note 2.

[3] Includes residential real estate loans held for sale of $4.3 million and $12.4 million at March 31, 2021 and September 30, 2020, respectively, recorded at the lower of cost or fair value.
[4] Other loans primarily include consumer and commercial credit cards, customer deposit account overdrafts and loans in process.
21-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the Company’s past due and nonaccrual loans at amortized cost as of March 31, 2021. This table excludes loans measured at fair value under the fair value option of $568.9 million at March 31, 2021.

As of March 31, 2021	Current or Less Than 30 Days Past Due	30-89 Days Past Due	90 Days Past Due and Still Accruing	Nonaccrual	Total
	(dollars in thousands)
Construction and development	$456,520	$180	$—	$16,239	$472,939
Owner-occupied CRE	1,259,700	7,707	—	16,238	1,283,645
Non-owner-occupied CRE	2,044,536	13,963	—	40,535	2,099,034
Multifamily residential real estate	616,372	—	—	—	616,372
Total commercial real estate	4,377,128	21,850	—	73,012	4,471,990
Agriculture	1,262,919	1,292	—	176,499	1,440,710
Commercial non-real estate	1,763,368	2,412	—	14,256	1,780,036
Residential real estate	652,306	1,431	—	6,713	660,450
Consumer and other	89,042	103	17	54	89,216
Total	$8,144,763	$27,088	$17	$270,534	$8,442,402
The following table presents the Company’s past due loans at September 30, 2020. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value under the fair value option of $655.2 million at September 30, 2020.

As of September 30, 2020	Current or Less Than 30 Days Past Due	30-89 Days Past Due	90 Days Past Due and Still Accruing	Nonaccrual	Total
	(dollars in thousands)
Commercial real estate	$4,790,963	$8,894	$—	$73,146	$4,873,003
Agriculture	1,317,377	60,020	—	217,642	1,595,039
Commercial non-real estate	2,021,308	3,512	—	26,843	2,051,663
Residential real estate	821,154	2,459	—	4,441	828,054
Consumer and other	100,319	45	—	74	100,438
Total	$9,051,121	$74,930	$—	$322,146	$9,448,197
The following table provides additional information on nonaccrual loans for the three and six months ended March 31, 2021. The Company did not record any interest income on nonaccrual loans during the three and six months ended March 31, 2021.

	September 30, 2020	March 31, 2021		Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
	Nonaccrual	Nonaccrual	Nonaccrual Loans with No Related ACL	Accrued Interest Written Off on Nonaccrual Loans	Accrued Interest Written Off on Nonaccrual Loans
	(dollars in thousands)
Construction and development	n/a ¹	$16,239	$—	$5	$115
Owner-occupied CRE	n/a ¹	16,238	7,624	1	14
Non-owner-occupied CRE	n/a ¹	40,535	1,233	186	1,903
Multifamily residential real estate	n/a ¹	—	—	—	—
Total commercial real estate	$73,146	73,012	8,857	192	2,032
Agriculture	217,642	176,499	142,976	329	711
Commercial non-real estate	26,843	14,256	7,600	(3)	(1)
Residential real estate	4,441	6,713	—	43	68
Consumer and other	74	54	—	—	1
Total	$322,146	$270,534	$159,433	$561	$2,811
[1] Balance for this segment is included in total commercial real estate for September 30, 2020.

22-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
This table presents the loans based on credit quality, loan segment and year of origination at amortized cost and excludes loans measured at fair value under the fair value option of $568.9 million at March 31, 2021.

	Term loans
	Fiscal Year to Date	Fiscal Year
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(dollars in thousands)
Construction and development
Pass	$140,408	$123,676	$103,973	$3,893	$2,426	$623	$54,788	$—	$429,787
Special Mention	3,723	—	198	—	—	—	—	—	3,921
Substandard	23,912	—	1,212	12,719	—	—	1,364	—	39,207
Doubtful	—	—	24	—	—	—	—	—	24
Total construction and development	$168,043	$123,676	$105,407	$16,612	$2,426	$623	$56,152	$—	$472,939
Owner-occupied CRE
Pass	$151,597	$356,773	$221,041	$106,422	$148,561	$156,052	$48,212	$—	$1,188,658
Special Mention	7,483	1,971	5,052	15,333	6,030	12,548	783	—	49,200
Substandard	5,574	4,643	3,906	8,612	12,848	6,965	49	—	42,597
Doubtful	—	—	3,190	—	—	—	—	—	3,190
Total owner-occupied CRE	$164,654	$363,387	$233,189	$130,367	$167,439	$175,565	$49,044	$—	$1,283,645
Non-owner-occupied CRE
Pass	$175,019	$354,470	$248,269	$305,412	$267,033	$290,504	$38,251	$—	$1,678,958
Special Mention	24,255	35,280	43,396	78,019	29,485	14,721	358	—	225,514
Substandard	52,136	35,656	31,967	17,232	7,624	15,478	34,468	—	194,561
Doubtful	—	—	—	—	—	1	—	—	1
Total non-owner-occupied CRE	$251,410	$425,406	$323,632	$400,663	$304,142	$320,704	$73,077	$—	$2,099,034
Multifamily residential real estate
Pass	$135,316	$102,619	$147,495	$70,762	$74,462	$44,108	$235	$—	$574,997
Special Mention	—	—	1,271	20,649	1,062	701	—	—	23,683
Substandard	253	7,814	—	8,645	549	431	—	—	17,692
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential real estate	$135,569	$110,433	$148,766	$100,056	$76,073	$45,240	$235	$—	$616,372
Total commercial real estate
Pass	$602,340	$937,538	$720,778	$486,489	$492,482	$491,287	$141,486	$—	$3,872,400
Special Mention	35,461	37,251	49,917	114,001	36,577	27,970	1,141	—	302,318
Substandard	81,875	48,113	37,085	47,208	21,021	22,874	35,881	—	294,057
Doubtful	—	—	3,214	—	—	1	—	—	3,215
Total commercial real estate	$719,676	$1,022,902	$810,994	$647,698	$550,080	$542,132	$178,508	$—	$4,471,990
Agriculture
Pass	$152,848	$177,623	$89,256	$74,970	$68,564	$33,488	$455,750	$—	$1,052,499
Special Mention	15,484	22,753	4,634	16,670	14,793	11,357	30,024	—	115,715
Substandard	8,026	27,608	17,061	38,762	37,163	6,622	110,913	—	246,155
Doubtful	1,417	—	1,351	21,391	1,446	—	736	—	26,341
Total agriculture	$177,775	$227,984	$112,302	$151,793	$121,966	$51,467	$597,423	$—	$1,440,710
Commercial non-real estate
Pass	$258,859	$520,577	$179,896	$54,965	$48,128	$39,862	$547,002	$3	$1,649,292
Special Mention	12,428	3,012	2,940	1,709	2,722	1,066	55,809	—	79,686
Substandard	3,433	5,896	11,260	4,270	121	1,203	17,956	—	44,139
Doubtful	—	—	51	75	—	4,254	2,539	—	6,919
Total commercial non-real estate	$274,720	$529,485	$194,147	$61,019	$50,971	$46,385	$623,306	$3	$1,780,036
23-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Term loans
	Fiscal Year to Date	Fiscal Year
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(dollars in thousands)
Residential real estate ¹
Pass	$82,572	$189,152	$71,669	$46,612	$26,960	$106,863	$120,167	$279	$644,274
Special Mention	578	—	338	307	260	1,138	218	—	2,839
Substandard	273	1,635	1,609	1,333	505	5,848	2,134	—	13,337
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$83,423	$190,787	$73,616	$48,252	$27,725	$113,849	$122,519	$279	$660,450
Consumer and other ¹
Pass	$630	$19,845	$15,242	$2,313	$958	$1,026	$49,112	$—	$89,126
Special Mention	8	—	8	—	—	6	—	—	22
Substandard	—	6	16	1	8	8	29	—	68
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other	$638	$19,851	$15,266	$2,314	$966	$1,040	$49,141	$—	$89,216
Total loans
Pass	$1,097,249	$1,844,735	$1,076,841	$665,349	$637,092	$672,526	$1,313,517	$282	$7,307,591
Special Mention	63,959	63,016	57,837	132,687	54,352	41,537	87,192	—	500,580
Substandard	93,607	83,258	67,031	91,574	58,818	36,555	166,913	—	597,756
Doubtful	1,417	—	4,616	21,466	1,446	4,255	3,275	—	36,475
Total loans	$1,256,232	$1,991,009	$1,206,325	$911,076	$751,708	$754,873	$1,570,897	$282	$8,442,402
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

As of September 30, 2020	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate ¹	Consumer and Other ¹	Total
	(dollars in thousands)
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$4,062,814	$968,875	$1,851,323	$806,436	$99,632	$7,789,080
Watchlist	577,399	265,714	94,401	6,972	709	945,195
Substandard	229,467	348,910	94,316	13,173	93	685,959
Doubtful	3,323	11,540	11,623	1,473	4	27,963
Loss	—	—	—	—	—	—
Total	4,873,003	1,595,039	2,051,663	828,054	100,438	9,448,197
[1] The Company generally does not risk rate residential real estate or consumer and other loans unless a default event such as a bankruptcy or extended nonperformance takes place. Alternatively, standard credit scoring systems are used to assess credit risks of residential real estate and consumer and other loans.

24-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The next three tables include additional disclosures previously required by ASC Topic 310 related to the Company's September 30, 2020 balances and activity for the three and six ended March 31, 2020
The following table presents the Company’s impaired loans at September 30, 2020. This table excludes purchased credit impaired loans and loans measured at fair value under the fair value option.

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
The following table presents the average recorded investment on impaired loans and interest income recognized on impaired loans for the three and six months ended March 31, 2020.

	Three Months Ended March 31, 2020		Six Months Ended March 31, 2020
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(dollars in thousands)
Commercial real estate	$112,623	$1,287	$93,174	$3,666
Agriculture	369,598	4,784	356,225	13,301
Commercial non-real estate	97,672	1,531	79,418	4,401
Residential real estate	10,904	127	9,642	393
Consumer	139	3	162	4
Total	$590,936	$7,732	$538,621	$21,765
The Company did not acquire any loans during the three and six months ended March 31, 2021. Prior to October 1, 2020, the Company accounted for acquired impaired loans in accordance with ASC 310-30. The following table is a summary of changes in the accretable difference for all loans accounted for under ASC 310-30 during the three and six months ended March 31, 2020.

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
	(dollars in thousands)
Balance, beginning of period	$21,130	$26,047
Accretion	(1,753)	(3,693)
Reclassification (to) from nonaccretable difference	(37)	(3,014)
Balance, end of period	$19,340	$19,340
25-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are TDRs that were classified as impaired. Loans are designated as TDRs when the borrower is experiencing financial difficulty, and the Company agrees to concessions that are both significant and outside of market terms. Individual reserves included in the allowance for credit losses for TDRs were $7.0 million and $11.0 million at March 31, 2021 and September 30, 2020, respectively. There were nominal commitments to lend additional funds to borrowers whose loans were modified in a TDR at both March 31, 2021 and September 30, 2020.
The following table presents the amortized cost of the Company’s TDR balances as of March 31, 2021 and recorded value of TDR balances as of September 30, 2020.

	March 31, 2021		September 30, 2020
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Construction and development	$1,364	$24	n/a ¹	n/a ¹
Owner-occupied CRE	6,164	—	n/a ¹	n/a ¹
Non-owner-occupied CRE	11,817	10,434	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	n/a ¹	n/a ¹
Total commercial real estate	19,345	10,458	$23,215	$11,913
Agriculture	3,310	27,342	2,976	45,971
Commercial non real estate	7,017	4,599	8,734	4,803
Residential real estate	242	56	277	74
Consumer and other	—	22	3	31
Total	$29,914	$42,477	$35,205	$62,792
[1] Balance for this segment is included in total commercial real estate for September 30, 2020.
TDRs are generally restructured through either a rate modification, term extension, payment modification or due to a bankruptcy. The following table presents a summary of all accruing loans restructured in TDRs for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31,						Six Months Ended March 31,
	2021			2020			2021			2020
		Recorded Investment			Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Construction and development	—	$—	$—	n/a ¹	n/a ¹	n/a ¹	—	$—	$—	n/a ¹	n/a ¹	n/a ¹
Owner-occupied CRE	1	638	638	n/a ¹	n/a ¹	n/a ¹	1	638	638	n/a ¹	n/a ¹	n/a ¹
Non-owner-occupied CRE	—	—	—	n/a ¹	n/a ¹	n/a ¹	1	10,561	10,561	n/a ¹	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	—	n/a ¹	n/a ¹	n/a ¹	—	—	—	n/a ¹	n/a ¹	n/a ¹
Total commercial real estate	1	638	638	1	2,879	2,879	2	11,199	11,199	1	2,879	2,879
Agriculture	—	—	—	2	993	993	1	654	654	2	993	993
Commercial non-real estate	1	212	212	2	3,952	3,952	1	212	212	4	5,096	5,096
Residential real estate	—	—	—	1	50	50	—	—	—	1	50	50
Consumer and other	—	—	—	—	—	—	—	—	—	—	—	—
Total accruing	2	$850	$850	6	$7,874	$7,874	4	$12,065	$12,065	8	$9,018	$9,018
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—	—	—	—
[1] Balance for this segment is included in total commercial real estate for the three and six months ended March 31, 2020.
26-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of all nonaccruing loans restructured in TDRs for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31,						Six Months Ended March 31,
	2021			2020			2021			2020
		Recorded Investment			Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
(dollars in thousands)
Construction and development	—	$—	$—	n/a ¹	n/a ¹	n/a ¹	—	$—	$—	n/a ¹	n/a ¹	n/a ¹
Owner-occupied CRE	—	—	—	n/a ¹	n/a ¹	n/a ¹	—	—	—	n/a ¹	n/a ¹	n/a ¹
Non-owner-occupied CRE	—	—	—	n/a ¹	n/a ¹	n/a ¹	—	—	—	n/a ¹	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	—	n/a ¹	n/a ¹	n/a ¹	—	—	—	n/a ¹	n/a ¹	n/a ¹
Total commercial real estate	—	—	—	—	—	—	—	—	—	1	2,216	2,216
Agriculture	—	—	—	—	—	—	3	2,547	2,547	10	1,455	1,455
Commercial non-real estate	—	—	—	—	—	—	1	744	744	2	830	830
Residential real estate	—	—	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—	—	—
Total nonaccruing	—	$—	$—	—	$—	$—	4	$3,291	$3,291	13	$4,501	$4,501
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—	—	—	—
[1] Balance for this segment is included in total commercial real estate for the three and six months ended March 31, 2020.
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default or a charge-off for the three and six months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,				Six Months Ended March 31,
	2021		2020		2021		2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Construction and development	—	$—	n/a ¹	n/a ¹	—	$—	n/a ¹	n/a ¹
Owner-occupied CRE	—	—	n/a ¹	n/a ¹	—	—	n/a ¹	n/a ¹
Non-owner-occupied CRE	—	—	n/a ¹	n/a ¹	—	—	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	n/a ¹	n/a ¹	—	—	n/a ¹	n/a ¹
Total commercial real estate	—	—	—	$—	—	—	—	$—
Agriculture	—	—	17	2,106	—	—	19	11,180
Commercial non-real estate	—	—	—	—	2	649	1	2,834
Residential real estate	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	—	$—	17	$2,106	2	$649	20	$14,014
[1] Balance for this segment is included in total commercial real estate for the three and six months ended March 31, 2020.
For purposes of the table above, a loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. There were no loans removed from TDR status during the three and six months ended March 31, 2021 and $0.3 million loans removed from TDR status during the three and six months ended March 31, 2020 as they were restructured at market terms and are performing.
27-

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
The following tables presents ACL activity by loan portfolio segment for the three and six months ended March 31, 2021.

Three Months Ended March 31, 2021	Beginning balance, January 1, 2021	Charge-offs	Recoveries	(Reversal of) provision for credit losses on loans	Ending balance, March 31, 2021

Construction and development	$18,714	$—	$71	$(3,697)	$15,088
Owner-occupied CRE	25,086	—	1	(476)	24,611
Non-owner-occupied CRE	120,751	(5,372)	393	20,161	135,933
Multifamily residential real estate	9,773	—	—	2,082	11,855
Total commercial real estate	174,324	(5,372)	465	18,070	187,487
Agriculture	46,979	(1,244)	763	(715)	45,783
Commercial non-real estate	75,955	(2,688)	314	(21,507)	52,074
Residential real estate	9,672	(203)	187	(753)	8,903
Consumer and other	1,864	(237)	174	(95)	1,706
Total	$308,794	$(9,744)	$1,903	$(5,000)	$295,953

Six Months Ended March 31, 2021	Adjusted balance September 30, 2020 ¹	Adoption of ASU 2016-13, as amended	Adjusted beginning balance, October 1, 2020	Charge-offs	Recoveries	(Reversal of) provision for credit losses on loans	Ending balance, March 31, 2021
	(dollars in thousands)
Construction and development	$7,012	$11,963	$18,975	$(27)	$339	$(4,199)	$15,088
Owner-occupied CRE	20,530	4,298	24,828	—	1	(218)	24,611
Non-owner-occupied CRE	50,965	98,986	149,951	(33,641)	454	19,169	135,933
Multifamily residential real estate	6,726	2,681	9,407	—	—	2,448	11,855
Total commercial real estate	85,233	117,928	203,161	(33,668)	794	17,200	187,487
Agriculture	27,018	24,360	51,378	(3,388)	2,497	(4,704)	45,783
Commercial non-real estate	27,599	32,938	60,537	(4,731)	559	(4,291)	52,074
Residential real estate	7,465	2,595	10,060	(299)	219	(1,077)	8,903
Consumer and other	2,572	(532)	2,040	(469)	287	(152)	1,706
Total	$149,887	$177,289	$327,176	$(42,555)	$4,356	$6,976	$295,953
1 At September 30, 2020, the allowance balances were reclassified to align with the eight loan portfolio pools established for adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs. For additional information, see Note 2.

The allowance for unfunded commitments was $2.3 million and $2.4 million at March 31, 2021 and September 30, 2020, respectively, and is recorded in accrued expenses and other liabilities on the consolidated balance sheets. The (reversal of) provision for unfunded commitments was $0.0 million and $(0.1) million for the three and six months ended March 31, 2021, respectively, and is included in provision for credit losses in the consolidated statements of income. The provision for unfunded commitments was $0.4 million and $0.6 million for the three and six months ended March 31, 2020, respectively, and is included in other noninterest expense in the consolidated statements of income.
28-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following tables present ACL activity by loan portfolio segment for the three and six months ended March 31, 2020.

Three Months Ended March 31, 2020	Beginning balance, January 1, 2020	Charge-offs	Recoveries	Provision for credit losses on loans	(Improvement) impairment of ASC 310-30 loans	Ending balance, March 31, 2020
	(dollars in thousands)
Commercial real estate	$17,462	$(1,417)	$114	$48,285	$(30)	$64,414
Agriculture	32,029	(4,522)	1,305	714	—	29,526
Commercial non-real estate	17,389	(3,577)	59	17,895	—	31,766
Residential real estate	4,620	(118)	147	3,602	105	8,356
Consumer and other	1,281	(732)	115	1,203	21	1,888
Total	$72,781	$(10,366)	$1,740	$71,699	$96	$135,950

Six Months Ended March 31, 2020	Beginning balance, October 1, 2019	Charge-offs	Recoveries	Provision for credit losses on loans	(Improvement) impairment of ASC 310-30 loans	Ending balance, March 31, 2020
	(dollars in thousands)
Commercial real estate	$16,827	$(1,454)	$234	$48,857	$(50)	$64,414
Agriculture	30,819	(9,128)	1,408	6,692	(265)	29,526
Commercial non-real estate	17,567	(5,059)	172	19,086	—	31,766
Residential real estate	4,095	(287)	312	3,794	442	8,356
Consumer and other	1,466	(1,105)	185	1,321	21	1,888
Total	$70,774	$(17,033)	$2,311	$79,750	$148	$135,950

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
The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by the Company as of March 31, 2021 and September 30, 2020.

	March 31, 2021			September 30, 2020
	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps - FVO loan portfolio
Financial institution counterparties	$540,275	$30	$(34,634)	$592,241	$—	$(62,587)
Interest rate swaps - Other
Financial institution counterparties	759,140	—	(1,029)	641,189	—	(1,672)
Customer counterparties	759,140	46,468	(8,650)	641,189	83,533	—
Interest rate caps
Financial institution counterparties	30,536	6	—	20,538	2	—
Customer counterparties	30,536	—	(6)	20,538	—	(2)
Risk participation agreements	81,699	—	(192)	80,681	—	(32)
Mortgage loan commitments	45,841	—	(181)	92,278	—	(96)
Mortgage loan forward sale contracts	45,634	181	—	94,084	96	—
Total	$2,292,801	$46,685	$(44,692)	$2,182,738	$83,631	$(64,389)
29-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
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
The following tables provide information on the Company's netting adjustments as of March 31, 2021 and September 30, 2020.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
As of March 31, 2021
Total Derivative Assets	$46,685	$(2,474)	$11,331	$55,542
Total Derivative Liabilities ¹	(44,692)	2,474	33,381	(8,837)
[1] There was an additional $25.4 million of collateral held for initial margin with a Futures Clearing Merchant for clearing derivatives at March 31, 2021 and is included in other assets in the consolidated balance sheets.

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
The effect of derivatives on the consolidated statements of income for the three and six months ended March 31, 2021 and 2020 was as follows.
30-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

		Amount of (Loss) Gain Recognized in Consolidated Statements of Income
		Three Months Ended March 31,		Six Months Ended March 31,
	Location of (Loss) Gain Recognized in Consolidated Statements of Income	2021	2020	2021	2020
		(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps - FVO loan portfolio	Derivative interest expense	$(3,182)	$(1,251)	$(6,575)	$(2,141)
Interest rate swaps - FVO loan portfolio	Change in fair value of FVO loans and related derivatives	22,756	(46,074)	31,326	(33,265)
Interest rate swaps and other derivatives	Other derivative income (loss)	3,255	(2,889)	4,153	(1,292)
Mortgage loan commitments	Other derivative income (loss)	(503)	620	(85)	648
Mortgage loan forward sale contracts	Other derivative income (loss)	503	(620)	85	(648)

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
Long-term loans for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $8.9 million at March 31, 2021 and a net favorable difference of approximately $37.3 million at September 30, 2020. The total unpaid principal balance of these long-term loans was approximately $560.0 million and $617.9 million at March 31, 2021 and September 30, 2020, respectively. The fair value of these loans is included in total loans in the consolidated balance sheets and are grouped with commercial real estate, agricultural and commercial non-real estate loans in Note 4. As of March 31, 2021 and September 30, 2020, there were loans with a fair value of $14.0 million and $21.7 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $14.2 million and $26.2 million, respectively.
Changes in fair value for items for which the fair value option has been elected were a decrease in fair value of $22.7 million and $33.0 million for the three and six months ended March 31, 2021, respectively, and an increase in fair value of $35.5 million and $20.6 million for the three and six months ended March 31, 2020, respectively. These changes in fair value are reported net of the related derivative activity in change in fair value of FVO loans and related derivatives within the consolidated statements of income.
For long-term loans, a negligible amount and $1.4 million for the three and six March 31, 2021, respectively, and $10.5 million and $12.7 million for the three and six months ended March 31, 2020, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
7. Core Deposits and Other Intangibles
The following table presents a summary of intangible assets subject to amortization as of March 31, 2021 and September 30, 2020.

	Core Deposit Intangible	Customer Relationships Intangible	Other Intangible	Total
	(dollars in thousands)
As of March 31, 2021
Gross carrying amount	$7,339	$3,172	$538	$11,049
Accumulated amortization	(4,682)	(366)	(358)	(5,406)
Net intangible assets	$2,657	$2,806	$180	$5,643

As of September 30, 2020
Gross carrying amount	$7,339	$3,172	$538	$11,049
Accumulated amortization	(4,316)	(244)	(325)	(4,885)
Net intangible assets	$3,023	$2,928	$213	$6,164
31-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Amortization expense of intangible assets were $0.3 million and $0.6 million for the three and six months ended March 31, 2021, respectively, and $0.4 million and $0.9 million for the three and six months ended March 31, 2020, respectively.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2021	$493
2022	929
2023	831
2024	742
2025	683
2026 and thereafter	1,965
Total	$5,643

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
The Company leases certain branch and corporate offices, land and ATM facilities through operating leases with terms typically ranging from 1 to 15 years, with the longest term having a lease expiration of March 31, 2034. The Company has no significant financing leases as of March 31, 2021.
The following table summarizes the ROU asset and lease liability as of March 31, 2021 and September 30, 2020.

	March 31, 2021	September 30, 2020
	(dollars in thousands)
ROU asset	$21,717	$22,709
Total lease liability	22,958	24,114
Weighted average remaining lease term	5.92 years	6.29 years
Weighted average discount rate ¹	1.82%	1.83%
[1] The Company uses its incremental borrowing rate to calculate the present value of lease payments when the interest rate implicit in the lease is not disclosed.
Total lease expense incurred by the Company was $1.7 million and $3.4 million for the three and six months ended March 31, 2021, respectively, and $1.9 million and $3.6 million for the three and six months ended March 31, 2020, respectively, principally made up of contractual lease payments for operating leases.
As of March 31, 2021 and September 30, 2020, the Company had no operating leases that had not yet commenced.
32-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents supplemental cash flow information related to leases for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$1,446	$1,416	$2,928	$2,826
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,900	$5,007	$2,887	$5,631
The following table presents a maturity analysis of the Company's operating lease liability as of March 31, 2021.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2021	$3,312
2022	4,902
2023	4,219
2024	3,468
2025	2,526
2026 and thereafter	5,406
Total undiscounted lease payments	23,833
Less: Amounts representing interest	(875)
Lease liability	$22,958

9. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $79.1 million and $82.6 million and fair value of approximately $80.1 million and $84.7 million at March 31, 2021 and September 30, 2020, respectively. In most cases, in alignment with the repurchase agreements in place with customers, the Company over-collateralizes the agreements at 102% of total funds borrowed to protect the purchaser from changes in market value. Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered.
The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at March 31, 2021 and September 30, 2020.

	March 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$63,153	$—	$—	$—	$63,153
Total repurchase agreements	$63,153	$—	$—	$—	$63,153

	September 30, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$65,506	$—	$—	$—	$65,506
Total repurchase agreements	$65,506	$—	$—	$—	$65,506

33-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
10. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at March 31, 2021 and September 30, 2020.

	March 31, 2021	September 30, 2020
	(dollars in thousands)
Short-term borrowings:
Fed funds purchased, matured in October 2020	$—	$75,000
Long-term borrowings:
Notes payable to FHLB, interest rates from 2.76% to 2.88% and maturity dates from September 2022 to September 2024 collateralized by real estate loans	120,000	120,000
Total	$120,000	$195,000
As of March 31, 2021 and September 30, 2020, the Company had a borrowing capacity of $939.4 million and $947.7 million, respectively, with the FRB Discount Window. Principal balances of loans pledged to the FRB Discount Window to collateralize the borrowing totaled $1.10 billion at March 31, 2021 and $1.17 billion at September 30, 2020. The Company has secured this line for contingency funding.
As of March 31, 2021 and September 30, 2020, based on its collateral pledged, the additional borrowing capacity of the Company with the FHLB was $1.82 billion and $2.03 billion, respectively.
Principal balances of loans pledged to the FHLB to collateralize notes payable totaled $3.61 billion and $4.07 billion at March 31, 2021 and September 30, 2020, respectively. The Company purchased letters of credit from the FHLB to pledge as collateral on public deposits. The amount outstanding was $0.0 million and $75.0 million at March 31, 2021 and September 30, 2020, respectively. The Company had additional letters of credit from the FHLB of $10.2 million and $14.6 million at March 31, 2021 and September 30, 2020, respectively, for other purposes.
As of March 31, 2021, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2021	$—
2022	30,000
2023	30,000
2024	60,000
2025	—
2026 and thereafter	—
Total	$120,000

11. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has seven trusts which were created or assumed as part of prior acquisitions that as of March 31, 2021 have 73,400 shares in the aggregate issued and outstanding, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities"). These seven trusts were established and exist for the sole purpose of issuing Preferred Securities and investing the proceeds in junior subordinated deferrable interest debentures ("Debentures") issued by the Company. The Debentures constitute the sole assets of the seven trusts. The Preferred Securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus a range from 1.48% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock, but not beyond the respective maturity date. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for all seven Preferred Securities as the initial call option date has passed. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's common and preferred stock. The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
34-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
For regulatory purposes, the Debentures qualify as elements of capital. As of March 31, 2021 and September 30, 2020, Debentures, net of fair value adjustment, of $73.9 million and $73.8 million, respectively, were eligible for treatment as Tier 1 capital.
Relating to the trusts, the Company held as assets $2.5 million in common shares at March 31, 2021 and September 30, 2020, which are included in other assets on the consolidated balance sheets.
Subordinated Notes Payable
In 2015, the Company issued $35.0 million of 4.875% fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, whose eligibility as Tier 2 capital was reduced by 20% beginning in the quarter ended September 30, 2020, and whose eligibility will continue to reduce 20% on the anniversary date thereof each of the next four years, bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. The notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after August 15, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the notes cannot be accelerated except upon certain events of bankruptcy, insolvency or reorganization. Proceeds from the private placement of subordinated notes repaid outstanding subordinated debt.
Subordinated debentures and subordinated notes payable are summarized as follows.

	March 31, 2021		September 30, 2020
	Amount Outstanding	Common Shares Held in Other Assets	Amount Outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to non-consolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	5,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	75,920	$2,520
Less: fair value adjustment ¹	(2,020)		(2,088)
Total junior subordinated debentures payable, net of fair value adjustment	73,900		73,832
Subordinated notes payable
Fixed to floating rate effective August 2020, 3.150% plus 3 month LIBOR	35,000		35,000
Total subordinated debentures and subordinated notes payable	$108,900		$108,832
[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.

12. Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan ("401(k) Plan"). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $1.3 million and $3.2 million for the three and six months ended March 31, 2021, respectively, and $1.6 million and $3.3 million to the 401(k) Plan for the three and six months ended March 31, 2020, respectively.
35-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
13. Stock-Based Compensation
On September 26, 2014, the Board of Directors adopted, and on October 10, 2014, NAB, at that time the Company's controlling shareholder, approved the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan ("2014 Plan"), the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan ("2014 Director Plan"), and the Great Western Bancorp, Inc. Executive Incentive Compensation Plan ("Bonus Plan"), collectively ("the Plans"), which provide for the issuance of restricted share units and performance based share units to certain officers, employees and directors of the Company. On February 22, 2018 and February 9, 2021, the Company's stockholders approved amendments to the 2014 Plan and the 2014 Director Plan to increase the number of shares available for future grants under the Plans. The Plans were primarily established to enhance the Company’s ability to attract, retain and motivate employees. The Company’s Board of Directors, the Compensation Committee of the Board of Directors ("Compensation Committee"), or executive management upon delegation of the Compensation Committee has exclusive authority to select the employees and others, including directors, to receive the awards and to establish the terms and conditions of each award made pursuant to the Company’s stock-based compensation plans.
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
Stock compensation is recognized based on the number of awards expected to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of income. Stock compensation expense was $1.0 million and $2.4 million for the three and six months ended March 31, 2021, respectively, and $1.3 million and $2.9 million for the three and six months ended March 31, 2020, respectively. Related income tax benefits recognized were $0.3 million and $0.6 million for the three and six months ended March 31, 2021, respectively, and $0.3 million and $0.7 million for the three and six months ended March 31, 2020, respectively.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of March 31, 2021 and September 30, 2020. The number of performance shares granted in the following table are reflected at the amount of achievement of the pre-established targets.

	March 31, 2021		September 30, 2020
	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted Shares
Restricted shares, beginning of fiscal year	249,180	$32.89	190,805	$37.20
Granted	171,735	18.24	147,282	30.68
Vested	(87,461)	34.93	(84,316)	38.60
Forfeited	(3,143)	28.80	(4,591)	36.18
Canceled	—	—	—	—
Restricted shares, end of period	330,311	$24.77	249,180	$32.89

Vested, but not issuable at end of period	87,324	$29.32	62,992	$33.98

Performance Shares
Performance shares, beginning of fiscal year	175,740	$33.56	173,332	$38.50
Granted	106,000	18.87	62,278	40.15
Vested	(25,451)	41.07	(54,861)	39.43
Forfeited	(3,534)	30.06	(5,009)	37.90
Canceled	—	—	—	—
Performance shares, end of period	252,755	$25.09	175,740	$33.56

Vested, but not issuable at end of period	5,612	$18.00	5,612	$18.00
36-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
As of March 31, 2021, there was $5.6 million of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a period of 3.8 years. The fair value of the vested, but not issued stock awards was $2.8 million and $0.9 million at March 31, 2021 and September 30, 2020, respectively.
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
Level 1 inputs are considered to be the most transparent and reliable and Level 3 inputs are considered to be the least transparent and reliable. The Company assumes the use of the principal market to conduct a transaction of each particular asset or liability being measured and then considers the assumptions that market participants would use when pricing the asset or liability. Whenever possible, the Company first looks for quoted prices for identical assets or liabilities in active markets (Level 1 inputs) to value each asset or liability. However, when inputs from identical assets or liabilities in active markets are not available, the Company utilizes market observable data for similar assets and liabilities. The Company maximizes the use of observable inputs and limits the use of unobservable inputs to occasions when observable inputs are not available. The need to use unobservable inputs generally results from the lack of market liquidity of the actual financial instrument or of the underlying collateral. Although in some instances, third party price indications may be available, limited trading activity can challenge the observability of these quotations.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Following is a description of the valuation methodologies and inputs used for assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.
Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then the securities are classified as Level 2 securities and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include mortgage-backed, states and political subdivisions, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 securities were immaterial at March 31, 2021 and September 30, 2020.
Interest Rate Swaps and Loans
Interest rate swaps are valued by the Company's Swap Dealers using cash flow valuation techniques with observable market data inputs. The fair value of loans accounted for under the fair value option represents the net carrying value of the loan, plus the equal and opposite amount of the value of the swap needed to offset the interest rate risk and an adjustment for credit risk based on the Company's assessment of existing market conditions for the specific portfolio of loans. This is used due to the strict prepayment penalties put in the loan terms to cover the cost of exiting the interest rate swap of the loans in the case of early prepayment or termination. The adjustment for credit risk on loans accounted for under the fair value option is not significant to the overall fair value of the loans. The fair values estimated by the Company's Swap Dealers use interest rates that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The Company has entered into Collateral Agreements with its Swap Dealers and Futures Clearing Merchant which entitle it to receive collateral to cover market values on derivatives which are in asset position, thus a credit risk adjustment on interest rate swaps is not warranted. The Company regularly enters into interest rate lock commitments on mortgage loans to be held for sale with corresponding forward sales contracts related to these interest rate lock commitments, the fair values of which are calculated by applying observable market values from Fannie Mae TBA pricing to each interest rate lock commitment and forward sales contract, and therefore, are classified within Level 2 of the valuation hierarchy. The Company also has back-to-back swaps with loan customers, with corresponding swaps with an outside third party in exact offsetting terms.
37-

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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and September 30, 2020.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of March 31, 2021
U.S. Treasury securities	$98,074	$98,074	$—	$—
U.S. Agency securities	23,452	23,452	—	—
Mortgage-backed securities	2,093,376	—	2,093,376	—
States and political subdivision securities	49,320	—	45,654	3,666
Other	1,039	—	1,039	—
Total securities available for sale	$2,265,261	$121,526	$2,140,069	$3,666
Derivatives-assets	$55,542	$—	$55,542	$—
Derivatives-liabilities	8,837	—	8,837	—
Fair value loans	568,950	—	568,950	—
Loan servicing rights	900	—	—	900
As of September 30, 2020
U.S. Treasury securities	$50,152	$50,152	$—	$—
U.S. Agency securities	25,060	25,060	—	—
Mortgage-backed securities	1,642,780	—	1,642,780	—
States and political subdivision securities	55,580	—	51,783	3,797
Other	1,054	—	1,054	—
Total securities available for sale	$1,774,626	$75,212	$1,695,617	$3,797
Derivatives-assets	$98,380	$—	$98,380	$—
Derivatives-liabilities	98	—	98	—
Fair value loans	655,185	—	655,185	—
Loan servicing rights	1,303	—	—	1,303
The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(dollars in thousands)
Other securities available for sale
Balance, beginning of period	$3,666	$3,986	$3,797	$4,120
Additions	—	—	—	—
Principal paydown	—	—	(131)	(134)
Balance, end of period	$3,666	$3,986	$3,666	$3,986

Loan servicing rights
Balance, beginning of period	$1,063	$2,054	$1,303	$2,255
Realized and unrealized loss ¹	(163)	(191)	(403)	(392)
Balance, end of period	$900	$1,863	$900	$1,863
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
38-

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
The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and September 30, 2020.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of March 31, 2021
Other repossessed property	$2,998	$—	$—	$2,998
Impaired loans	263,248	—	—	263,248
Mortgage loans held for sale, at lower of cost or fair value	4,343	—	4,343	—
Property held for sale	600	—	—	600
As of September 30, 2020
Other repossessed property	$17,991	$—	$—	$17,991
Impaired loans	669,968	—	—	669,968
Mortgage loans held for sale, at lower of cost or fair value	12,371	—	12,371	—
Property held for sale	600	—	—	600
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at March 31, 2021 were as follows.

	Fair Value of Assets / (Liabilities) at March 31, 2021	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other repossessed property	$2,998	Appraisal value	Collateral specific adjustment	N/A	N/A
Impaired loans	263,248	Appraisal value	Collateral specific adjustment	N/A	N/A
Property held for sale	600	Appraisal value	Collateral specific adjustment	N/A	N/A
39-

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
Fair values for on-balance sheet instruments as of March 31, 2021 and September 30, 2020 are as follows.

		March 31, 2021		September 30, 2020
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$1,383,071	$1,383,071	$432,887	$432,887
Securities purchased under agreements to resell	Level 1	101,246	101,246	—	—
Loans, net, excluding fair valued loans, loans held for sale and impaired loans ¹	Level 3	8,174,811	8,144,815	8,738,617	8,768,314
Liabilities
Time deposits	Level 2	921,704	923,852	1,282,978	1,287,814
FHLB advances and other borrowings	Level 2	120,000	127,874	195,000	204,715
Securities sold under repurchase agreements	Level 2	63,153	63,153	65,506	65,506
Subordinated debentures and subordinated notes payable	Level 2	108,900	96,811	108,832	96,424
[1] Includes $28.7 million and $29.0 million of net deferred loan fees at March 31, 2021 and September 30, 2020, respectively, of which carrying value approximates fair value.

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
The following information was used in the computation of basic and diluted earnings per share (EPS) for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)
Net income	$51,299	$(740,618)	$92,618	$(697,344)

Weighted average common shares outstanding	55,199,785	55,906,002	55,159,847	56,141,816
Dilutive effect of stock based compensation	256,614	—	192,024	—
Weighted average common shares outstanding for diluted earnings per share calculation	55,456,399	55,906,002	55,351,871	56,141,816

Basic earnings per share	$0.93	$(13.25)	$1.68	$(12.42)
Diluted earnings per share	$0.93	$(13.25)	$1.68	$(12.42)
The Company had zero and 5,037 shares of unvested performance stock as of March 31, 2021 and 2020, respectively, which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had zero and 63,076 shares of anti-dilutive stock awards outstanding as of March 31, 2021 and 2020, respectively.
40-

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(dollars in thousands)
Noninterest income
Service charges and other fees	$8,599	$9,188	$18,223	$20,597
Wealth management fees	3,182	3,122	6,211	6,086
Other	881	664	1,729	1,332
Noninterest income from contracts with customers within the scope of ASC Topic 606	12,662	12,974	26,163	28,015
Noninterest income within the scope of other GAAP Topics ¹	4,531	(13,057)	5,178	(12,365)
Total noninterest income	$17,193	$(83)	$31,341	$15,650
[1] The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's consolidated statements of income.

41-

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
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended March 31, 2021 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended March 31, 2020.
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
Impact and Response to COVID-19 Pandemic
We conduct business in nine states, including Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. Many of these states placed significant restrictions on businesses and individuals at the outset of the COVID-19 pandemic. While many of these initial restrictions have been lifted, there is still the possibility that certain restrictions could be re-imposed or extended to contain further spread if the rate of infection were to surge again in any of these states. As a financial institution, we are considered an essential business and we have therefore continued to operate on a modified basis throughout the pandemic to comply with governmental restrictions and public health authority guidelines.
We remain focused on keeping our employees safe and our bank running effectively to serve our customers. Our branches have been reopened across our footprint, and we are targeting 75% employee occupancy in our offices by June, with plans for return in August involving remote work optionality and adherence to CDC guidelines in the office. For our customers, we have supported PPP, having provided $727.3 million in loans to over 4,800 customers in the first round followed by $196.0 million to over 2,500 customers in the second round. Related to PPP forgiveness, we have processed $356.5 million of loans for over 2,000 customers. Additionally, we have granted both full and partial payment deferrals to help provide relief from COVID-19, which resulted in a peak of $1.69 billion of loans on deferral as of the third quarter of fiscal year 2020.
42-

Furthermore, the onset and continuation of the COVID-19 pandemic has significantly heightened the level of challenges, risks and uncertainties facing our business and continuation of operations, including the following:
•Market interest rates have declined significantly and remain near historic lows, and these reductions, especially if prolonged, could adversely affect our net interest income, net interest margin and earnings;
•We have experienced and/or anticipated a potential slowdown in demand for our products and services, including the demand for traditional loans, although the decline has been offset, in part, due to PPP loans under the CARES Act and other governmental programs established in response to the pandemic which is expected to run out before the May 31, 2021 application deadline;
•We have experienced and continue to anticipate an increase in risk of delinquencies, defaults and foreclosures, as well as declining collateral values and further impairment of the ability of our borrowers to repay their loans, all of which may result in additional credit charges and other losses in our loan portfolio;
•Volatility in economic forecasts caused by the COVID-19 pandemic create wider uncertainty in the outlook for future net charge off activity resulting in the potential for changing levels of reserves in the allowance for credit losses;
•Declines in fair value of investment securities in our portfolio could reduce the unrealized gains reported as part of our consolidated comprehensive income (loss); and
•In meeting our objective to maintain our capital levels and liquidity position through the COVID-19 pandemic, our Board of Directors has indefinitely suspended additional stock buybacks and reduced, and could determine to altogether forego, payment of future dividends in order to maintain and/or strengthen our capital and liquidity position.
Highlights for the Three and Six Months Ended March 31, 2021
Net income was $51.3 million, or $0.93 per diluted share, for the second quarter of fiscal year 2021, compared to net loss of $740.6 million, or $(13.25) per diluted share, for the same period in fiscal year 2020, an increase of $791.9 million. Adjusted net income which excludes the COVID-19 pandemic impact on goodwill, certain intangible assets and credit and other related charges, was $51.3 million and $29.1 million, respectively, for the same periods, or $0.93 and $0.52 per diluted share, respectively. The increase in adjusted net income in the current quarter was primarily due to an $18.0 million increase in net interest income after provision for credit losses combined with a $6.8 million increase in noninterest income and a $3.2 million decrease in noninterest expense. Our efficiency ratio was 48.4% and 63.5%, respectively, for the second quarter of fiscal year 2021 and 2020. For more information on our adjusted net income and efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest bearing liabilities, was 3.51%, 3.63% and 3.59%, respectively, for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020. Adjusted net interest margin, which reflects the derivative interest expense on interest rate swaps, was 3.40%, 3.52% and 3.55%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin decreased by 8 and 15 basis points, respectively, compared to the same quarter in fiscal year 2020. Net interest margin decreased between the two periods primarily due to loan yields, which decreased 26 basis points and securities yields, which decreased 73 basis points, partially offset by a 59 basis point decrease in the cost of deposits to 0.16%. A $1.9 million increase in the current quarter of the cost of interest rate swaps compared to the same period in fiscal year 2020 is the primary driver of the more pronounced decrease in adjusted net interest margin compared to the decrease in net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Total loans were $9.01 billion at March 31, 2021 compared to $10.08 billion at September 30, 2020, a decrease of $1.07 billion, or 10.6%. The reduction was driven by sales of $232.3 million in hotel loans in fiscal year 2021, a net decrease of $160.5 million of PPP loans in the current period, a number of payoffs in nonaccrual and classified loans, an increase in paydowns across the commercial, agriculture and consumer portfolios and an increase in commercial loans sold to the secondary market.
Deposits were $11.56 billion at March 31, 2021, an increase of $555.3 million, or 5.0%, compared to $11.01 billion at September 30, 2020, due to a $785.5 million increase in checking and savings deposits across both business and consumer accounts offset with a $138.8 million decrease in business and consumer time deposits and a $91.4 million decrease in public and brokered deposits. FHLB advances and other borrowings decreased by $75.0 million due to matured borrowings during the period.
43-

At March 31, 2021, nonaccrual loans were $284.5 million, a decrease of $40.4 million compared to September 30, 2020, driven by a number of payoffs including $34.3 million of agriculture loans and $6.1 million of non-agriculture loans and no material downgrades. Classified loans, which include nonaccrual loans, were $673.9 million as of March 31, 2021, a decrease of $95.6 million from $769.5 million as of September 30, 2020, driven by a number of upgraded agriculture relationships, and a number of payoffs and sales in both agriculture and non-agriculture loans. Total other repossessed property balances were $17.5 million as of March 31, 2021, a decrease of $2.5 million, or 12.5%, compared to September 30, 2020.
ASU 2016-13, referred to as the current expected credit loss ("CECL") model, was adopted effective October 1, 2020, and as such, the provision for credit losses in fiscal year 2021 reflects current expected credit losses based on forecasted economic and other assumptions, including the estimated impacts of COVID-19, over the remaining expected lives of financial assets and off-balance sheet credit exposures, whereas the fiscal year 2020 methodology applied an incurred loss model.
The balance of the ACL increased to $296.0 million at March 31, 2021 from $149.9 million at September 30, 2020 due to the impact of CECL adoption on October 1, 2020, where we recognized a Day 1 increase in the ACL of $177.3 million. The increase in ACL related to the adoption of CECL was partially offset by the net impact from provisioning and charge-offs during the period. Provision for credit losses was $6.9 million for the first six months of fiscal year 2021, compared to $79.9 million for the same period of fiscal year 2020. Net charge-offs for the first six months of fiscal year 2021 were $38.2 million, or 0.80% of average total loans on an annualized basis, compared to net charge-offs of $14.7 million, or 0.31% of average total loans on an annualized basis, for the comparable period in fiscal year 2020. The increase in charge-offs was driven by $30.9 million of charge-offs related to the sales of certain hotel loans during the period.
Tier 1 capital, total capital and Tier 1 leverage ratios were 13.5%, 15.1% and 10.0%, respectively, at March 31, 2021, compared to 11.8%, 13.3% and 9.4%, respectively, at September 30, 2020. In addition, our Common Equity Tier 1 ratio was 12.8% and 11.0% at March 31, 2021 and September 30, 2020, respectively. Our tangible common equity to tangible assets ratio was 8.4% at March 31, 2021 and 9.2% at September 30, 2020. All regulatory capital ratios remain above regulatory minimums to be considered "well capitalized". For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Key Factors Affecting Our Business and Financial Performance
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, our financial performance is impacted by a number of external factors outside our control, as well as our ability to execute on the key components of our strategy for continued success and future growth. There have been no material changes to these factors or key components of our strategy except as otherwise supplemented within our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.
44-

Results of Operations—Three and Six Months Ended March 31, 2021 and 2020
Overview
The following table highlights certain key financial and performance information for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest income (FTE)	$110,574	$126,757	$227,769	$259,817
Interest expense	6,127	23,260	13,816	49,624
Noninterest income	17,193	(83)	31,341	15,650
Noninterest expense	59,103	808,453	116,552	865,383
(Reversal of) provision for credit losses ³	(5,000)	71,795	6,899	79,898
Net income	51,299	(740,618)	92,618	(697,344)
Adjusted net income ¹	51,299	29,080	92,618	72,354
Common shares outstanding	55,111,403	55,013,928	55,111,403	55,013,928
Weighted average diluted common shares outstanding	55,456,399	55,906,002	55,351,871	56,141,816
Earnings per common share - diluted	$0.93	$(13.25)	$1.68	$(12.42)
Adjusted earnings per common share - diluted ¹	0.93	0.52	1.68	1.29
Performance Ratios:
Net interest margin (FTE) ¹ ²	3.51%	3.59%	3.57%	3.63%
Adjusted net interest margin (FTE) ¹ ²	3.40%	3.55%	3.46%	3.60%
Return on average total assets ²	1.64%	(23.16)%	1.47%	(10.86)%
Return on average common equity ²	19.8%	(155.3)%	17.4%	(72.9)%
Return on average tangible common equity ¹ ²	20.0%	(9.3)%	17.6%	2.8%
Efficiency ratio ¹	48.4%	63.5%	47.3%	54.1%
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

Net Interest Income
The following table presents net interest income, net interest margin and adjusted net interest margin for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(dollars in thousands)
Net interest income:
Total interest income (FTE)	$110,574	$126,757	$227,769	$259,817
Less: Total interest expense	6,127	23,260	13,816	49,624
Net interest income (FTE)	$104,447	$103,497	$213,953	$210,193
Net interest margin (FTE) and adjusted net interest margin (FTE) ¹
Average interest-earning assets	$12,073,497	$11,590,453	$12,019,526	$11,567,032
Average interest-bearing liabilities	11,566,433	10,850,104	11,501,628	10,827,113
Net interest margin (FTE)	3.51%	3.59%	3.57%	3.63%
Adjusted net interest margin (FTE) ¹	3.40%	3.55%	3.46%	3.60%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net interest income was $104.4 million for the second quarter of fiscal year 2021, compared to $103.5 million for the same period in fiscal year 2020, an increase of $0.9 million, or 0.9%. Interest expense decreased $17.2 million driven by a $14.4 million decrease in deposit interest resulting from lower yields on interest-bearing deposits, along with a $2.8 million decrease in borrowings interest. The decrease in interest expense was partially offset by lower interest income of $16.2 million mainly driven by a $13.0 million decrease in loan interest due to lower volumes and lower yields. Securities interest decreased $3.0 million due to lower yields driven by the low interest rate environment.
45-

For the first six months of fiscal year 2021, net interest income was $214.0 million, compared to $210.2 million for the same period in fiscal year 2020, an increase of $3.8 million, or 1.8%. Interest expense decreased $35.8 million driven mainly by a $30.3 million decrease in deposit interest resulting from lower yields on interest-bearing deposits, along with a $5.5 million decrease in borrowings interest. The decrease in interest expense was partially offset by lower interest income of $32.0 million as loan interest decreased $25.0 million from lower volumes and lower yields. Securities interest decreased $6.4 million due to lower yields driven by the low interest rate environment.
Net interest margin was 3.51% and 3.59% for the second quarter of fiscal year 2021 and 2020, respectively, a decrease of 8 basis points, while the adjusted net interest margin was 3.40% and 3.55% for the same periods, respectively, a decrease of 15 basis points. Net interest margin was 3.57% and 3.63% for the first six months of fiscal year 2021 and 2020, respectively, a decrease of 6 basis points, while the adjusted net interest margin was 3.46% and 3.60% for the same periods, respectively, a decrease of 14 basis points. The decrease in net interest margin for the three and six month period was primarily driven by loan yields, which decreased 26 and 38 basis points, respectively, and securities yields, which decreased 73 and 72 basis points, respectively, partially offset by the yield on deposits, which decreased 59 and 62 basis points, respectively. A $1.9 million and $4.4 million increase, respectively, in the cost of interest rate swaps between the three and six month period in fiscal year 2021 and the comparable periods in fiscal year 2020, is the primary driver for the more pronounced decreases in adjusted net interest margin compared to the decreases in net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The following tables present the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three and six month periods, respectively. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual are immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $709.3 million at March 31, 2021 and $743.0 million at March 31, 2020, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected in the following table has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. Prior to the October 1, 2020 adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, ASC 310-30 loans represented loans accounted for in accordance with ASC 310-30, Accounting for Purchased Loans, that were credit impaired at the time we acquired them. Non-ASC 310-30 loans represented loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them. After adoption of ASU 2016-13, as amended, all loans were presented as non-ASC 310-30 loans.
46-

	Three Months Ended
	March 31, 2021			March 31, 2020
	Average Balance	Interest (FTE)	Yield / Cost ¹	Average Balance	Interest (FTE)	Yield / Cost ¹
	(dollars in thousands)
Assets
Interest-bearing bank deposits ²	$818,162	$213	0.11%	$56,883	$558	3.95%
Other interest-earning assets	71,330	192	1.09%	—	—	—%
Investment securities	2,167,784	8,318	1.56%	1,987,045	11,329	2.29%
Non-ASC 310-30 loans, net ³	9,016,221	101,851	4.58%	9,496,153	113,484	4.81%
ASC 310-30 loans, net ⁴	—	—	—%	50,372	1,386	11.07%
Loans, net	9,016,221	101,851	4.58%	9,546,525	114,870	4.84%
Total interest-earning assets	12,073,497	110,574	3.71%	11,590,453	126,757	4.40%
Noninterest-earning assets	602,004			1,273,143
Total assets	$12,675,501	$110,574	3.54%	$12,863,596	$126,757	3.96%
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$2,713,360			$1,942,686
Interest-bearing deposits	7,550,507	$3,196	0.17%	6,473,524	$12,083	0.75%
Time deposits	1,004,405	1,283	0.52%	1,686,977	6,784	1.62%
Total deposits	11,268,272	4,479	0.16%	10,103,187	18,867	0.75%
Securities sold under agreements to repurchase	69,282	13	0.08%	56,369	24	0.17%
FHLB advances and other borrowings	120,000	843	2.85%	581,834	3,131	2.16%
Subordinated debentures and subordinated notes payable	108,879	792	2.95%	108,714	1,238	4.58%
Total borrowings	298,161	1,648	2.24%	746,917	4,393	2.37%
Total interest-bearing liabilities	11,566,433	$6,127	0.21%	10,850,104	$23,260	0.86%
Noninterest-bearing liabilities	59,680			95,457
Stockholders' equity	1,049,388			1,918,035
Total liabilities and stockholders' equity	$12,675,501			$12,863,596
Net interest spread			3.33%			3.10%
Net interest income and net interest margin (FTE)		$104,447	3.51%		$103,497	3.59%
Less: Tax equivalent adjustment		1,577			1,514
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$102,870	3.46%		$101,983	3.54%
¹ Annualized for all partial-year periods.
[2] Interest income includes $0.4 million for the second quarter of fiscal year 2020 resulting from interest earned on derivative collateral included in other assets on the consolidated balance sheets. For the second quarter of fiscal year 2021, all amounts were included in other interesting-earning assets.

[3] Interest income includes $0.0 million and $0.4 million for the second quarter of fiscal years 2021 and 2020, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

[4] Beginning in the first quarter of fiscal year 2021, ASC 310-30 loans began being reported with non-ASC 310-30 loans. Upon adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, discounts on ASC 310-30 loans related to noncredit factors accreted to interest income were immaterial.

47-

	Six Months Ended
	March 31, 2021			March 31, 2020
	Average Balance	Interest (FTE)	Yield / Cost ¹	Average Balance	Interest (FTE)	Yield / Cost ¹
	(dollars in thousands)
Assets
Interest-bearing bank deposits ²	$655,133	$316	0.10%	$44,843	$1,166	5.20%
Other interest-earning assets	45,637	244	1.07%	—	—	—%
Investment securities	2,026,806	16,437	1.63%	1,945,698	22,827	2.35%
Non-ASC 310-30 loans, net ³	9,291,950	210,772	4.55%	9,525,157	232,716	4.89%
ASC 310-30 loans, net ⁴	—	—	—%	51,334	3,108	12.11%
Loans, net	9,291,950	210,772	4.55%	9,576,491	235,824	4.93%
Total interest-earning assets	12,019,526	227,769	3.80%	11,567,032	259,817	4.49%
Noninterest-earning assets	608,475			1,270,562
Total assets	$12,628,001	$227,769	3.62%	$12,837,594	$259,817	4.05%
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$2,688,739			$1,959,885
Interest-bearing deposits	7,414,290	$7,162	0.19%	6,390,193	$25,456	0.80%
Time deposits	1,095,776	3,309	0.61%	1,767,465	15,351	1.74%
Total deposits	11,198,805	10,471	0.19%	10,117,543	40,807	0.81%
Securities sold under agreements to repurchase	73,960	31	0.08%	61,448	55	0.18%
FHLB advances and other borrowings	120,000	1,705	2.85%	539,434	6,213	2.30%
Subordinated debentures and subordinated notes payable	108,863	1,609	2.96%	108,688	2,549	4.69%
Total borrowings	302,823	3,345	2.22%	709,570	8,817	2.49%
Total interest-bearing liabilities	11,501,628	$13,816	0.24%	10,827,113	$49,624	0.92%
Noninterest-bearing liabilities	60,641			97,204
Stockholders' equity	1,065,732			1,913,277
Total liabilities and stockholders' equity	$12,628,001			$12,837,594
Net interest spread			3.38%			3.13%
Net interest income and net interest margin (FTE)		$213,953	3.57%		$210,193	3.63%
Less: Tax equivalent adjustment		3,175			3,037
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$210,778	3.52%		$207,156	3.58%
¹ Annualized for all partial-year periods.
[2] Interest income includes $0.8 million for the first six months of fiscal year 2020 resulting from interest earned on derivative collateral included in other assets on the consolidated balance sheets. For the first six months of fiscal year 2021, all amounts were included in other interest-earning assets.

[3] Interest income includes $0.0 million and $1.0 million for the first six months of fiscal years 2021 and 2020, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

[4] Beginning in the first quarter of fiscal year 2021, ASC 310-30 loans began being reported with non-ASC 310-30 loans. Upon adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, discounts on ASC 310-30 loans related to noncredit factors accreted to interest income were immaterial.

Interest Income
The following table presents interest income for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(dollars in thousands)
Interest income:
Loans (FTE)	$101,851	$114,870	$210,772	$235,824
Investment securities	8,318	11,329	16,437	22,827
Federal funds sold and other	405	558	560	1,166
Total interest income (FTE)	110,574	126,757	227,769	259,817
Less: Tax equivalent adjustment	1,577	1,514	3,175	3,037
Total interest income (GAAP)	$108,997	$125,243	$224,594	$256,780
48-

Total interest income consists primarily of interest income on loans and interest income on our investment portfolio. Total interest income was $110.6 million for the second quarter of fiscal year 2021, compared to $126.8 million for the same period of fiscal year 2020, a decrease of $16.2 million, or 12.8%. Total interest income was $227.8 million for the first six months of fiscal year 2021, compared to $259.8 million for the same period of fiscal year 2020, a decrease of $32.0 million, or 12.3%. Significant components of interest income are described in further detail below.
Loans. Interest income on all loans decreased to $101.9 million in second quarter of fiscal year 2021 from $114.9 million in the same period in fiscal year 2020, decrease of $13.0 million, or 11.3%. Total interest income was $210.8 million for the first six months of fiscal year 2021, compared to $235.8 million for the same period of fiscal year 2020, a decrease of $25.0 million, or 10.6%. The decrease in loan yield for both periods was attributable to lower loan interest income driven by lower loan volumes and a 26 and 38 basis point decrease in loan yield, respectively, between the periods reflecting the impact of PPP loans which yield a lower rate.
Our yield on loans is also affected by market interest rates, the level of adjustable rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on loans was 4.58% for the second quarter of fiscal year 2021, a decrease of 23 basis points compared to the same period in fiscal year 2020. Adjusted for the derivative interest expense on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on loans was 4.44% for the second quarter of fiscal year 2021, a 31 basis point decrease compared to the same period in fiscal year 2020. The average tax equivalent yield on loans was 4.55% for the first six months of fiscal year 2021, a decrease of 34 basis points compared to the same period in fiscal year 2020, while the adjusted yield on loans was 4.41% for the first six months of fiscal year 2021, a 43 basis point decrease compared to the same period in fiscal year 2020. For more information on our adjusted yield on non-ASC 310-30 loans, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The average duration, net of interest rate swaps, of the loan portfolio was 1.4 years as of March 31, 2021. Approximately 51%, or $4.60 billion, of the portfolio is comprised of fixed rate loans, $568.9 million of which have an original term of 5 years or greater for which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. For floating and variable rate loans in the portfolio, approximately 34% are indexed to Wall Street Journal Prime, 28% to 5-year Treasuries, 25% are indexed to 1-month LIBOR and the balance to various other indices. Less than 20% of our total loans' rates are floored, with an average interest rate floor 90 basis points above market rates as of March 31, 2021. In addition, there were approximately 6% of our total loans with rate floors that have not been reached, with an average interest rate 23 basis points below market rates.
Loan-related fee income of $12.3 million is included in interest income for the second quarter of fiscal year 2021, compared to $3.7 million for the same period in fiscal year 2020, an increase of $8.6 million. Loan-related fee income of $22.2 million is included in interest income for the first six months of fiscal year 2021, compared to $8.1 million for the same period in fiscal year 2020, an increase of $14.1 million. The increases in both periods were driven by PPP loan fee amortization recognized in the current periods. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans.
Investment Portfolio. The carrying value of investment securities and FHLB stock, which is included in other assets in the consolidated balance sheets, totaled $2.28 billion as of March 31, 2021. Interest income on investments includes income earned on investment securities and FHLB stock. Interest income on investments was $8.3 million for the second quarter of fiscal year 2021, a decrease of $3.0 million, or 26.6%, from $11.3 million for the same period in fiscal year 2020, driven by a yield decrease to 1.56% from 2.29% for the same periods. Interest income on investments was $16.4 million for the first six months of fiscal year 2021, a decrease of $6.4 million, or 28.0%, from $22.8 million for the same period in fiscal year 2020, driven by a yield decrease to 1.63% from 2.35% for the same periods.
The weighted average life of the investment portfolio was 4.2 and 3.2 years at March 31, 2021 and September 30, 2020, respectively. Average investments represented 18.0% and 17.1% of total average interest-earning assets for the second quarter of fiscal years 2021 and 2020, respectively.
49-

Interest Expense
The following table presents interest expense for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(dollars in thousands)
Interest expense
Deposits	$4,479	$18,867	$10,471	$40,807
FHLB advances and other borrowings	856	3,155	1,736	6,268
Subordinated debentures and subordinated notes payable	792	1,238	1,609	2,549
Total interest expense	$6,127	$23,260	$13,816	$49,624
Total interest expense consists primarily of interest expense on three components: deposits, FHLB advances and other borrowings, and our outstanding subordinated debentures and subordinated notes payable. Total interest expense decreased $17.2 million, or 73.7%, to $6.1 million in the second quarter of fiscal year 2021, from $23.3 million in the same period in fiscal year 2020. Total interest expense decreased $35.8 million, or 72.2%, to $13.8 million for the first six months of fiscal year 2021, from $49.6 million in the same period in fiscal year 2020. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of interest-bearing accounts and time deposits, was $4.5 million and $18.9 million for the second quarter of fiscal years 2021 and 2020, respectively, a decrease of $14.4 million. Interest expense on deposits was $10.5 million and $40.8 million for the first six months of fiscal years 2021 and 2020, respectively, a decrease of $30.3 million. The decreases for both periods were a result of decreasing cost of deposits offset with increases in average deposit balances. Average deposit balances increased to $11.20 billion for the first six months of fiscal year 2021, from $10.12 billion for the comparable period in fiscal year 2020, an increase of $1.08 billion. The cost of deposits decreased to 0.19% for the first six months of fiscal year 2021 from 0.81% for the same period of fiscal year 2020.
Average noninterest-bearing demand account balances increased to 24.1% of average total deposits for the second quarter of fiscal year 2021 from 19.2% for the comparable period in fiscal year 2020. Total average other liquid accounts, consisting of interest-bearing demand deposits, increased to 67.0% of total average deposits for the second quarter of fiscal year 2021, compared to 64.1% of total average deposits for the comparable period in fiscal year 2020, while time deposit accounts decreased to 8.9% of average total deposits for the second quarter of fiscal year 2021, compared to 16.7% in the comparable period in fiscal year 2020.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $0.9 million for the second quarter of fiscal year 2021, a decrease of $2.3 million compared to $3.2 million for the second quarter of fiscal year 2020, reflecting a weighted average cost of 2.85% and 2.16%, respectively, for the same periods. The average balance of FHLB advances and other borrowings was $120.0 million for the first six months of fiscal year 2021 compared to $539.4 million for the same period in fiscal year 2020. Interest expense on FHLB advances and other borrowings was $1.7 million for the second quarter of fiscal year 2021, a decrease of $4.5 million compared to $6.3 million for the second quarter of fiscal year 2020, reflecting a weighted average cost of 2.85% and 2.30%, respectively, for the same periods. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 2.81% and 1.46% at March 31, 2021 and 2020, respectively, and the average tenor was 31 and 14 months for the same periods.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At March 31, 2021, we had pledged $3.61 billion of loans to the FHLB, against which we had borrowed $120.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding junior subordinated debentures and subordinated notes payable was $0.8 million in second quarter of fiscal year 2021 and $1.2 million in the comparable period in fiscal year 2020, a decrease of $0.4 million. Interest expense on our outstanding junior subordinated debentures and subordinated notes payable was $1.6 million for the first six months of fiscal year 2021 and $2.5 million in the comparable period in fiscal year 2020, a decrease of $0.9 million. The weighted average contractual rate on outstanding junior subordinated debentures was 2.41% and 3.29% at March 31, 2021 and 2020, respectively. The weighted average contractual rate on outstanding subordinated notes was 3.35% and 4.88% at March 31, 2021 and 2020, respectively.
50-

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

	Current Quarter vs Comparable Quarter			Current 6 month period vs Comparable 6 month period
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$341	$(311)	$30	$575	$(601)	$(26)
Other interest earning assets	206	(389)	(183)	199	(779)	(580)
Investment securities	1,135	(4,146)	(3,011)	1,300	(7,690)	(6,390)
Loans	(6,803)	(6,216)	(13,019)	(7,191)	(17,861)	(25,052)
Total decrease	(5,121)	(11,062)	(16,183)	(5,117)	(26,931)	(32,048)
Increase (decrease) in interest expense:
Interest-bearing deposits	1,729	(10,616)	(8,887)	3,533	(21,827)	(18,294)
Time deposits	(2,054)	(3,447)	(5,501)	(4,441)	(7,601)	(12,042)
Securities sold under agreements to repurchase	4	(15)	(11)	9	(33)	(24)
FHLB advances and other borrowings	(3,059)	771	(2,288)	(5,725)	1,217	(4,508)
Subordinated debentures and subordinated notes payable	2	(448)	(446)	4	(944)	(940)
Total decrease	(3,378)	(13,755)	(17,133)	(6,620)	(29,188)	(35,808)
(Decrease) increase in net interest income (FTE)	$(1,743)	$2,693	$950	$1,503	$2,257	$3,760
Provision for Credit Losses
We recognized a reversal of provision for credit losses of $5.0 million for the second quarter of fiscal year 2021 compared to a provision for credit losses of $71.8 million for the comparable period in fiscal year 2020, a decrease of $76.8 million between the periods. We recognized provision for credit losses of $6.9 million for the first six months of fiscal year 2021 compared to a provision for credit losses of $79.9 million for the comparable period in fiscal year 2020, a decrease of $73.0 million between the periods. The higher provision for both periods during fiscal year 2020 was a result of the impact of the COVID-19 pandemic.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(dollars in thousands)
(Reversal of) provision for credit losses, non-ASC 310-30 loans ¹	$(5,000)	$71,699	$6,976	$79,750
Increase (decrease) in provision for unfunded commitments reserve ²	—	—	(77)	—
Impairment in loan and lease losses, ASC 310-30 loans	—	96	—	148
(Reversal of) provision for credit losses, total	$(5,000)	$71,795	$6,899	$79,898
1 As presented above, the non-ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality. Upon adoption of CECL, ASC 310-30 loans and related activity began being reported with non-ASC 310-30 loans.

[2] For the three and six months ended March 31, 2020, provision for unfunded commitments reserve of $0.4 million and $0.6 million, respectively, was recorded in other noninterest expense in the consolidated income statement.

Total Credit-Related Charges
We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and comparable quarters and six months periods, is helpful to understanding the overall impact on our quarterly results of operations. Net other repossessed property charges includes other repossessed property operating costs, valuation adjustments and (loss) gain on sale of other repossessed properties, each of which entered other repossessed property as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect the portion of the fair value adjustment related to expected credit losses in the portfolio of loans carried at fair value.
51-

		Three Months Ended March 31,		Six Months Ended March 31,
Item	Included within F/S Line Item(s):	2021	2020	2021	2020
		(Dollars in thousands)
Provision (reversal of provision) for credit losses ¹	(Reversal of) provision for credit losses ¹	$(5,000)	$71,795	$6,899	$79,898
Increase in provision for unfunded commitments reserve ¹	Other noninterest expense ¹	—	444	—	644
Net other repossessed property charges (income)	Net (gain) loss on repossessed property and other related expenses	(54)	5,691	291	6,033
Net (recovery) reversal of interest income on nonaccrual loans	Interest income on loans	(707)	1,088	(3,620)	3,094
Net realized credit loss on derivatives	Change in fair value of FVO loans and related derivatives	—	—	210	—
Loan fair value adjustment related to credit	Change in fair value of FVO loans and related derivatives	(27)	10,523	1,437	12,657
Total credit-related charges		$(5,788)	$89,541	$5,217	$102,326
[1] Beginning in the first quarter of fiscal year 2021, increase in provision for unfunded commitments reserve is included in provision for credit losses.
We continue to evaluate the impact of COVID-19 on our loan portfolio. Industries such as hotels & resorts (excluding casino hotels), casino hotels, restaurants, theaters, oil & energy, retail malls, airlines and healthcare have experienced uncharacteristic revenue loss due to COVID-19. Since the beginning of the pandemic we have been closely monitoring the following loan segments (excluding PPP loans) given elevated industry risk from COVID-19: hotels & resorts (excluding casino hotels) with $783.7 million, or 9.3% of total loans, restaurants with $124.3 million, or 1.5% of total loans, arts and entertainment with $119.4 million, or 1.4% of total loans, senior care with $314.2 million, or 3.7% of total loans, and skilled nursing with $212.3 million, or 2.5% of total loans, for a total exposure of $1.55 billion, or 18.4% of total loans excluding PPP loans, and $205.9 million of which was classified as of March 31, 2021. Loan exposure in such other identified industries is either immaterial or has not shown general distress thus far.
Noninterest Income
The following table presents noninterest income for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(dollars in thousands)
Noninterest income
Service charges and other fees	$8,599	$9,188	$18,223	$20,597
Wealth management fees	3,182	3,122	6,211	6,086
Mortgage banking income, net	3,690	1,145	7,780	2,757
Net (loss) gain on sale of securities and other assets	(1)	—	247	—
Other	1,608	1,135	2,932	2,300
Subtotal, service and product fees	17,078	14,590	35,393	31,740
Derivative interest expense	(3,182)	(1,251)	(6,575)	(2,141)
Change in fair value of FVO loans and related derivatives	42	(10,533)	(1,630)	(12,657)
Other derivative income (loss)	3,255	(2,889)	4,153	(1,292)
Subtotal, changes in fair value for loans at fair value and derivatives	115	(14,673)	(4,052)	(16,090)
Total noninterest income (loss)	$17,193	$(83)	$31,341	$15,650
Our noninterest income is comprised of the various fees we charge our customers for products and services we provide and the impact of changes in fair value of loans for which we have elected the fair value treatment and realized and unrealized gains (losses) on the related interest rate swaps we utilize to manage interest rate risk.
Noninterest income was $17.2 million for the second quarter of fiscal year 2021 compared to a noninterest loss of $0.1 million for the same period in fiscal year 2020, an increase of $17.3 million. Noninterest income was $31.3 million for the first six months of fiscal year 2021 compared to $15.7 million for the same period in fiscal year 2020, an increase of $15.6 million. Significant components of noninterest income are described in further detail below.
Service and Product Fees. We recognized $17.1 million of noninterest income related to product and service fees in the second quarter of fiscal year 2021, an increase of $2.5 million, or 17.1%, compared to the same period in fiscal year 2020. We recognized $35.4 million of noninterest income related to product and service fees in for the first six months of fiscal year 2021, an increase of $3.7 million, or 11.5%, compared to the same period in fiscal year 2020. The increases for both periods were primarily due to an increases in net mortgage banking income, partially offset by decreases related to lower service charges and interchange revenue.
52-

Changes in fair value for loans at fair value and derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the second quarter of fiscal year 2021, these items accounted for $0.1 million of noninterest income compared to $14.7 million of noninterest loss for the same period in fiscal year 2020. The change for the period was driven by a favorable change in the credit risk adjustment of $16.2 million and a $0.5 million increase in swap fees, partially offset by a $1.9 million increase in the current cost of interest rate swaps due to changes in the interest rate environment. For the first six months of fiscal year 2021, these items accounted for $4.1 million of noninterest loss compared to $16.1 million of noninterest loss for the same period in fiscal year 2020. The change for the period was driven by a favorable change in the credit risk adjustment of $15.7 million and a $0.7 million increase in swap fees, partially offset by a $4.4 million increase in the current cost of interest rate swaps due to changes in the interest rate environment. We believe that the derivative interest expense economically offsets the interest income earned on the related loans. We present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.
Noninterest Expense
The following table presents noninterest expense for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$39,125	$37,312	$76,679	$73,217
Data processing and communication	6,545	6,123	12,771	11,896
Occupancy and equipment	5,511	5,597	10,724	10,690
Professional fees	3,734	5,263	7,649	9,027
Advertising	477	958	1,033	1,823
Net (gain) loss on repossessed property and other related expenses	(54)	5,691	291	6,033
Goodwill and intangible assets impairment	—	742,352	—	742,352
Other	3,765	5,157	7,405	10,345
Total noninterest expense	$59,103	$808,453	$116,552	$865,383
Our noninterest expense consists primarily of salaries and employee benefits, data processing and communication, occupancy and equipment, professional fees and net loss on repossessed property, and other related expenses. Noninterest expense was $59.1 million and $66.1 million (excluding $742.4 million of goodwill impairment) for the second quarter of fiscal year 2021 and 2020, respectively, a decrease of $7.0 million. Noninterest expense was $116.6 million and $123.0 million (excluding $742.4 million of goodwill impairment) for the first six months of fiscal year 2021 and 2020, respectively, a decrease of $6.4 million. The decreases for both periods were primarily driven by lower net loss on repossessed property and other related expenses, decreases in professional fees and other noninterest expense, partially offset by increases in salaries and employee benefits.
Our efficiency ratio was 48.4% and 63.5% for the second quarter of fiscal years 2021 and 2020, respectively. Our efficiency ratio was 47.3% and 54.1% for the first six months of fiscal years 2021 and 2020, respectively. The higher ratios for both prior periods were mainly due to emergency rate cuts in the second quarter of fiscal year 2020 as a result of the COVID-19 pandemic which decreased net revenues, a decrease in deposit service charges from lower account activity combined with increased expense results from both one-off and recurring costs. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $14.7 million for the second quarter of fiscal year 2021 represents an effective tax rate of 22.2% compared to a benefit for income taxes of $37.7 million, or an effective tax rate of 4.8%, for the comparable period of fiscal year 2020. The provision for income taxes of $26.1 million for the first six months of fiscal year 2021 represents an effective tax rate of 22.0% compared to a benefit for income taxes of $25.1 million, or an effective tax rate of 3.5%, for the comparable period of fiscal year 2020. The substantial drop in the effective tax rate for both prior comparable periods was due to the impairment of goodwill and certain intangible assets and provision for loan and lease losses in the second quarter of fiscal year 2020. A sizable portion of the goodwill impairment was related to non-tax-deductible goodwill for which no tax benefit was recorded. Excluding the COVID-19 pandemic related goodwill and certain intangible assets impairment and additional provision for loan and lease losses, the effective tax rate would have been 23.3% and 22.8% for the second quarter and first six months of fiscal year 2020, respectively.
53-

Return on Assets and Equity
The following table presents our return on average total assets, return on average common equity and return on average tangible common equity for the dates presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Return on average total assets	1.64%	(23.16)%	1.47%	(10.86)%
Return on average common equity	19.8%	(155.3)%	17.4%	(72.9)%
Return on average tangible common equity ¹	20.0%	(9.3)%	17.6%	2.8%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated.

	As of March 31, 2021	As of September 30, 2020
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$13,013,739	$12,604,439
Loans ¹	9,011,352	10,076,142
Allowance for credit losses ⁴	295,953	149,887
Deposits	11,564,054	11,008,779
Stockholders' equity	1,093,919	1,162,933
Tangible common equity ²	1,088,276	1,156,769
Tier 1 capital ratio	13.5%	11.8%
Total capital ratio	15.1%	13.3%
Tier 1 leverage ratio	10.0%	9.4%
Common equity tier 1 ratio	12.8%	11.0%
Tangible common equity / tangible assets ²	8.4%	9.2%
Book value per share - GAAP	$19.85	$21.14
Tangible book value per share ²	$19.75	$21.03
Nonaccrual loans / total loans	3.16%	3.22%
Net charge-offs (recoveries) / average total loans ³	0.80%	0.40%
Allowance for credit losses ⁴ / total loans	3.28%	1.49%
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

Our total assets were $13.01 billion at March 31, 2021, compared with $12.60 billion at September 30, 2020, an increase of $409.3 million, or 3.2%. The increase in total assets during the first six months of fiscal year 2021 was principally attributable to an increase in cash and cash equivalents of $950.2 million and an increase in investment securities of $490.6 million, partially offset by a decrease in net loans of $1.21 billion. At March 31, 2021, loans were $9.01 billion, compared to $10.08 billion at September 30, 2020. See "—Loan Portfolio" within this section for further discussion on the decrease in net loans. During the first six months of fiscal year 2021, total deposits increased by $555.3 million, or 5.0%, compared to September 30, 2020. See "—Deposits" within this section for further discussion on the increase in total deposits.
54-

Loan Portfolio
The following table presents our loan portfolio at amortized cost by category at each of the dates indicated.

	March 31, 2021	September 30, 2020 [1]
	(dollars in thousands)
Construction and development	$472,939	$509,644
Owner-occupied CRE	1,381,693	1,417,394
Non-owner-occupied CRE	2,340,206	2,894,380
Multifamily residential real estate	619,353	533,983
Total commercial real estate	4,814,191	5,355,401
Agriculture	1,549,926	1,722,696
Commercial non-real estate	1,897,569	2,165,038
Residential real estate ³	660,450	730,812
Consumer and other ²	89,216	102,195
Total loans	9,011,352	10,076,142
Allowance for credit losses	(295,953)	(149,887)
Loans, net	$8,715,399	$9,926,255
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
During the first six months of fiscal year 2021, total loans decreased by 10.6%, or $1.07 billion, compared to September 30, 2020. The net loan reduction was driven by sales of $232.3 million in hotel loans in fiscal year 2021, a net decrease of $160.5 million of PPP loans in the current period, a number of payoffs in nonaccrual and criticized loans, an increase in paydowns across the commercial, agriculture and consumer portfolios and an increase in commercial real estate loans refinanced in the secondary market.
The following table presents an analysis of the amortized cost of our loan portfolio at March 31, 2021, by borrower and collateral type and by each of the major geographic areas we use to manage our markets.

	March 31, 2021
	South Dakota / Minnesota / North Dakota	Iowa / Missouri	Nebraska / Kansas	Arizona	Colorado	Specialized Assets ¹	Corporate and Other ²	Total	%
	(dollars in thousands)
Construction and development	$38,343	$58,012	$105,061	$121,794	$117,603	$34,849	$(2,723)	$472,939	5.2%
Owner-occupied CRE	326,161	384,534	227,310	167,552	262,413	10,372	3,351	1,381,693	15.3%
Non-owner-occupied CRE	463,913	622,840	364,561	270,027	380,367	238,533	(35)	2,340,206	26.0%
Multifamily residential real estate	219,177	118,251	218,134	8,079	56,466	1,022	(1,776)	619,353	6.9%
Total commercial real estate	1,047,594	1,183,637	915,066	567,452	816,849	284,776	(1,183)	4,814,191	53.4%
Agriculture	375,018	273,188	100,931	617,248	109,752	61,864	11,925	1,549,926	17.2%
Commercial non-real estate	271,423	577,205	481,367	124,634	127,301	32,741	282,898	1,897,569	21.1%
Residential real estate ³	206,265	178,110	153,586	46,040	63,840	14,244	(1,635)	660,450	7.3%
Consumer and other	12,388	20,555	20,640	362	1,428	7	33,836	89,216	1.0%
Total	$1,912,688	$2,232,695	$1,671,590	$1,355,736	$1,119,170	$393,632	$325,841	$9,011,352	100.0%
% by location	21.2%	24.8%	18.5%	15.1%	12.4%	4.4%	3.6%	100.0%
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

55-

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at March 31, 2021.

March 31, 2021
(dollars in thousands)
Construction and development	$472,939
Owner-occupied CRE	1,381,693
Non-owner-occupied CRE	2,340,206
Multifamily residential real estate	619,353
Total commercial real estate	4,814,191
Agriculture real estate	733,751
Agriculture operating loans	816,175
Total agriculture	1,549,926
Commercial non-real estate	1,897,569
Home equity lines of credit	115,301
Closed end first lien	518,676
Closed end junior lien	26,473
Total residential real estate	660,450
Consumer and other	89,216
Total	$9,011,352
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
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at December 31, 2020, we were ranked the seventh-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core lending areas. We target a portfolio composition for agriculture loans not to exceed 225% of total capital according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. Over recent years, our borrowers have experienced volatile commodity prices, the adverse effects of tariffs imposed on the export of agricultural products, and the effects of waivers of the amount of ethanol to be blended into the country's gasoline production. While these events, the continuing impact of the COVID-19 pandemic or a further downturn in the agriculture economy, could directly and adversely affect our agricultural loan portfolio and indirectly and adversely impact other lending categories including commercial non-real estate, CRE, residential real estate and consumer, we believe there continues to typically be strong secondary sources of repayment for the agriculture loan portfolio.
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
Residential Real Estate. Residential real estate lending reflects 1-to-4 family closed-end first-lien mortgages (primarily single-family long-term first mortgages resulting from acquisitions of other banks), closed-end junior-lien mortgages and HELOCs. A large percentage of our total single-family first mortgage originations are sold into the secondary market in order to meet our interest rate risk management objectives. Our closed-end first-lien mortgages include a small percentage of single-family first mortgages that we originate and do not subsequently sell into the secondary market, including some jumbo products, adjustable rate mortgages and rural home mortgages.
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
56-

The following table presents the maturity distribution of our loan portfolio as of March 31, 2021. The maturity dates were determined based on the contractual maturity date of the loan.

	March 31, 2021
	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Construction and development	$219,083	$187,643	$66,213	$472,939
Owner-occupied CRE	99,228	524,606	757,859	1,381,693
Non-owner-occupied CRE	237,135	912,434	1,190,637	2,340,206
Multifamily residential real estate	120,838	246,457	252,058	619,353
Total commercial real estate	676,284	1,871,140	2,266,767	4,814,191
Agriculture	714,009	514,544	321,373	1,549,926
Commercial non-real estate	573,098	989,844	334,627	1,897,569
Residential real estate	46,540	145,621	468,289	660,450
Consumer and other	2,021	73,652	13,543	89,216
Total	$2,011,952	$3,594,801	$3,404,599	$9,011,352
The following table presents the distribution, as of March 31, 2021, of our loans that were due after one year between fixed and variable interest rates.

	March 31, 2021
	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Construction and development	$40,739	$213,117	$253,856
Owner-occupied CRE	764,456	518,009	1,282,465
Non-owner-occupied CRE	1,000,372	1,102,699	2,103,071
Multifamily residential real estate	205,636	292,879	498,515
Total commercial real estate	2,011,203	2,126,704	4,137,907
Agriculture	619,960	215,957	835,917
Commercial non-real estate	619,811	704,660	1,324,471
Residential real estate	314,603	299,307	613,910
Consumer and other	35,496	51,699	87,195
Total	$3,601,073	$3,398,327	$6,999,400
Other Repossessed Property
In the normal course of business, we obtain title to real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. Other repossessed property assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the asset at an acceptable price in a timely manner. Our total other repossessed property carrying value was $17.5 million as of March 31, 2021, a decrease of $2.5 million, or 12.5%, compared to September 30, 2020, due primarily to two large liquidations during the period.
The following table presents our other repossessed property balances for the period indicated.

	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
	(dollars in thousands)
Balance, beginning of period	$18,086	$20,034
Additions to other repossessed property	878	878
Valuation adjustments and other	(465)	(473)
Sales	(970)	(2,910)
Balance, end of period	$17,529	$17,529
57-

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

	March 31, 2021	September 30, 2020
	(dollars in thousands)
Nonaccrual loans ¹
Construction and development	$16,238	n/a ³
Owner-occupied CRE	16,238	n/a ³
Non-owner-occupied CRE	40,535	n/a ³
Multifamily residential real estate	1,520	n/a ³
Total commercial real estate	74,531	$73,501
Agriculture	183,301	217,642
Commercial non-real estate	19,942	26,918
Residential real estate	6,713	6,811
Consumer and other	54	74
Total nonaccrual loans	284,541	324,946
Other repossessed property	17,529	20,034
Total nonperforming assets	302,070	344,980
Performing TDRs	29,914	35,205
Total nonperforming and restructured assets	$331,984	$380,185
Accruing loans 90 days or more past due	$17	$—
Nonperforming TDRs included in total nonaccrual loans	42,477	62,792

Percent of total assets
Total nonaccrual loans	2.19%	2.58%
Other repossessed property	0.13%	0.16%
Nonperforming assets ²	2.32%	2.74%
Nonperforming and restructured assets ²	2.55%	3.02%
[1] Includes nonperforming restructured loans.
[2] Includes nonaccrual loans, which includes nonperforming restructured loans.
[3] Balance for this segment is included in total commercial real estate for September 30, 2020.
At March 31, 2021 and September 30, 2020, our nonperforming assets were 2.32% and 2.74%, respectively, of total assets. Nonaccrual loans were $284.5 million as of March 31, 2021, which represented a total decrease in nonaccrual loans of $40.4 million compared to September 30, 2020. The decrease resulted from a number of payoffs including $34.3 million of agriculture loans and $6.1 million of non-agriculture loans and no material downgrades.
We recognized approximately $4.3 million of interest income on loans that were on nonaccrual for the first six months of fiscal year 2021. We had average nonaccrual loans (calculated as a two-point average) of $304.7 million outstanding during the first six months of fiscal year 2021. Based on the average loan portfolio yield for these loans for the first six months of fiscal year 2021, we estimate that interest income would have been $6.9 million higher during this period had these loans been accruing.
The Company implemented a more granular risk rating methodology as of October 1, 2020. We consistently monitor all loans internally rated "special mention" or worse because that rating indicates we have identified some potential weakness emerging; but loans rated "special mention" will not necessarily become problem loans or become impaired. Aside from the loans rated "special mention", we do not believe as of March 31, 2021 that we have any potential problem loans that are not already identified as nonaccrual, past due or restructured as it is our policy to promptly reclassify loans as soon as we become aware of doubts as to the borrowers’ ability to meet repayment terms.
58-

When we grant concessions to borrowers that we would not otherwise grant if not for the borrowers’ financial difficulties, such as reduced interest rates or extensions of loan periods, we consider these modifications TDRs.
The following table outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated.

	March 31, 2021			September 30, 2020
	Performing TDRs	Nonperforming TDRs	Total	Performing TDRs	Nonperforming TDRs	Total
	(dollars in thousands)
Construction and development	$1,364	$24	$1,388	n/a ¹	n/a ¹	n/a ¹
Owner-occupied CRE	6,164	—	6,164	n/a ¹	n/a ¹	n/a ¹
Non-owner-occupied CRE	11,817	10,434	22,251	n/a ¹	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	—	n/a ¹	n/a ¹	n/a ¹
Total commercial real estate	19,345	10,458	29,803	$23,215	$11,913	$35,128
Agriculture	3,310	27,342	30,652	2,976	45,971	48,947
Commercial non-real estate	7,017	4,599	11,616	8,734	4,803	13,537
Residential real estate	242	56	298	277	74	351
Consumer and other	—	22	22	3	31	34
Total	$29,914	$42,477	$72,391	$35,205	$62,792	$97,997
[1] Balance for this segment is included in total commercial real estate for September 30, 2020.
As of March 31, 2021, total performing TDRs decreased $5.3 million, or 15.0%, compared to September 30, 2020. Total nonperforming TDRs decreased $20.3 million, or 32.4%, compared to September 30, 2020 primarily due to several relationship payoffs in the agriculture portfolio during the period.
Allowance for Credit Losses
The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, on October 1, 2020, which uses the current expected credit loss model ("CECL") to determine the allowance for credit losses based on an ongoing evaluation, driven primarily by monitoring changes in loan risk grades, delinquencies, and other credit risk indicators, which are inherently subjective. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and the net investments in leases recognized by a lessor in accordance with Topic 842 on leases. The CECL methodology requires recognition of lifetime expected credit losses that takes into consideration all relevant information, including historical losses, current conditions and reasonable and supportable forecasts of future operating conditions.
Loans that do not share similar risk characteristics and are collateral dependent, primarily large loans on nonaccrual status and those which have undergone a TDR, are evaluated on an individual basis ("individual reserve"). The reserve related to these loans is calculated using the collateral available to repay the loan, most typically the liquidation value of the collateral (less selling costs, if applicable). The Company has chosen to continue to include small, less complex loans within the collective reserve for loans on nonaccrual or with TDR status.
Loans that are not reserved for on an individual basis are measured on a collective, or pooled basis ("collective reserve"). Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral, type and expected credit loss patterns. The historical loss experience of the pool is generally the starting point for estimating expected credit losses under the collective reserve methodology. The historical loss experience rate of the loan pool is applied to each loan within the segment over the contractual life of each loan, adjusted for estimated prepayments. Management then determines an appropriate macroeconomic forecast based on the expectation of future conditions, including but not limited to the unemployment rate, which is the most significant factor, gross domestic product and corporate bond spreads, and applies the forecast to models which estimate the change in loss expectations relative to the historical loss rates. These models have been implemented in accordance with the Company's Model Risk Management Policy. Additionally, using its new risk rating system, the Company evaluates if the current credit quality of the portfolio materially differs from the one observed over the historical loss period and applies adjustments to the allowance accordingly. Qualitative adjustments may also be made to expected losses based on current and future conditions that may not be fully captured in the modeling components above, such as but not limited to industry, geographic and borrower concentrations, loans servicing practices and changes in underwriting criteria.
ASU 2016-13 requires institutions to establish a supportable forecast and reversion period for forecasted operating conditions. Management determined a two-year forecast period would capture the majority of the impact associated with current
59-

economic conditions and is short enough to be supportable. Additionally, loss rate forecasts follow a straight-line reversion back to the historical loss rate over one year following the initial forecast period.
The following table presents an analysis of our allowance for credit losses, including provisions for credit losses, charge-offs and recoveries, for the periods indicated.

	At and for the Six Months Ended March 31, 2021	At and for the Fiscal Year Ended September 30, 2020
	(dollars in thousands)
Allowance for credit losses on loans:
Balance, beginning of period	$149,887	$70,774
Adoption of ASU 2016-13, as amended	177,289	—
Provision for credit losses ³	6,976	118,204
(Improvement) impairment of ASC 310-30 loans	—	188
Charge-offs:
Construction and development	(27)	n/a ⁴
Owner-occupied CRE	—	n/a ⁴
Non-owner-occupied CRE	(33,641)	n/a ⁴
Multifamily residential real estate	—	n/a ⁴
Total commercial real estate	(33,668)	(5,181)
Agriculture	(3,388)	(21,705)
Commercial non-real estate	(4,731)	(14,178)
Consumer	(299)	(615)
Consumer and other	(469)	(3,071)
Total charge-offs	(42,555)	(44,750)
Recoveries:
Construction and development	339	n/a ⁴
Owner-occupied CRE	1	n/a ⁴
Non-owner-occupied CRE	454	n/a ⁴
Multifamily residential real estate	—	n/a ⁴
Total commercial real estate	794	1,395
Agriculture	2,497	2,189
Commercial non-real estate	559	1,018
Residential real estate	219	453
Consumer and other	287	416
Total recoveries	4,356	5,471
Net loan charge-offs	(38,199)	(39,279)
Balance, end of period	$295,953	$149,887

Average total loans for the period ¹	$9,582,838	$9,908,495
Total loans at period end ¹	9,011,352	10,076,142
Ratios
Net charge-offs to average total loans ²	0.80%	0.40%
Allowance for credit losses on loans to:
Total loans	3.28%	1.49%
Nonaccruing loans	104.01%	46.13%
[1] Loans are shown at amortized cost.
[2] Annualized for partial-year periods.
[3] For March 31, 2021, provision for credit losses in the consolidated statements of income includes $(0.1) million of (reversal of) provision for unfunded commitments reserve.
[4] Balance for this segment is included in total commercial real estate for September 30, 2020.
In the first six months of fiscal year 2021, net charge-offs were $38.2 million, or 0.80%, of average total loans on an annualized basis, comprised of $42.6 million of charge-offs and $4.4 million of recoveries. The net charge-offs included $30.9 million of charge-offs related to the sales of certain hotel loans during the period. Excluding those, net charge-offs for the period were $7.3 million, or 0.15% of average total loans (annualized). For fiscal year 2020, net charge-offs were $39.3 million, or 0.40%, of average total loans.
60-

At March 31, 2021, the allowance for credit losses on loans was 3.28% of our total loan portfolio, compared to 1.49% at September 30, 2020. The balance of the ACL increased to $296.0 million from $149.9 million over the same period due to the impact of CECL adoption on October 1, 2020, where we recognized a Day 1 increase in the ACL of $177.3 million, which resulted in a cumulative effect adjustment decrease of $132.9 million (after-tax) to retained earnings. The tax effect resulted in a $42.9 million increase in deferred tax assets. The increase in ACL related to the adoption of CECL was partially offset by the net impact from provisioning and charge-offs during the quarter.
Additionally, a portion of our loans which are carried at fair value, totaling $568.9 million at March 31, 2021 and $655.2 million at September 30, 2020, respectively, have no associated allowance for credit losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for credit losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $27.4 million and $30.5 million at March 31, 2021 and September 30, 2020, respectively, or 0.30% and 0.30% of total loans, respectively.
The following table presents management’s allocation of the allowance for credit losses on loans by loan category, in both dollars and percentage of our total allowance for credit losses on loans, to specific loans in those categories at the dates indicated.

	March 31, 2021		Adjusted balance September 30, 2020 ¹
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Allocation of allowance for credit losses on loans:
Construction and development	$15,088	5.1%	$7,012	4.7%
Owner-occupied CRE	24,611	8.3%	$20,530	13.7%
Non-owner-occupied CRE	135,933	45.9%	$50,965	34.0%
Multifamily residential real estate	11,855	4.0%	$6,726	4.5%
Total commercial real estate	187,487	63.3%	$85,233	56.9%
Agriculture	45,783	15.5%	27,018	18.0%
Commercial non-real estate	52,074	17.6%	27,599	18.4%
Residential real estate	8,903	3.0%	7,465	5.0%
Consumer and other	1,706	0.6%	2,572	1.7%
Total	$295,953	100.0%	$149,887	100.0%
1 At September 30, 2020, the allowance balances were reclassified to align with the eight loan portfolio pools established for adoption of CECL. For additional information, see Note 2.
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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an unfunded lending reserve related commitments that represents our estimate of credit losses on the portion of lending commitments that borrowers have not advanced. The Company's change in unfunded commitments reserve from the incurred loss methodology to the current expected credit loss methodology was immaterial as of the date of adoption and therefore no provision was recognized. The balance of the unfunded lending-related commitments reserve was $2.3 million and $2.4 million at March 31, 2021 and September 30, 2020, respectively, and is recorded in accrued expenses and other liabilities in the consolidated balance sheet.
61-

Investment Securities
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated.

	March 31, 2021	September 30, 2020
	(dollars in thousands)
U.S. Treasury securities	$99,003	$49,924
U.S. Agency securities	24,975	24,974
Mortgage-backed securities:
Government National Mortgage Association	364,551	485,689
Federal Home Loan Mortgage Corporation	1,006,771	578,650
Federal National Mortgage Association	475,493	287,842
Small Business Assistance Program	236,924	244,653
States and political subdivision securities	48,309	54,224
Other	1,006	1,006
Total	$2,257,032	$1,726,962
We generally invest excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits, to maintain liquidity and to balance interest rate risk. Since September 30, 2020, the fair value of the portfolio has increased by $490.6 million, or 27.6%.
The following table presents the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period held at March 31, 2021. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield ("WA Yield") on these assets is presented in the following table based on the contractual rate, as opposed to a tax equivalent yield concept.

	March 31, 2021
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
U.S. Treasury securities	$—	—%	$49,329	0.78%	$49,674	1.22%	$—	—%	$—	—%	$—	—%	$99,003	1.00%
U.S. Agency securities	—	—%	24,975	1.13%	—	—%	—	—%	—	—%	—	—%	24,975	1.13%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	2,083,739	1.63%	—	—%	2,083,739	1.63%
States and political subdivision securities ¹ ²	17,923	1.74%	23,081	1.85%	7,305	2.17%	—	—%	—	—%	—	—%	48,309	1.86%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$17,923	1.74%	$97,385	1.12%	$56,979	1.34%	$—	—%	$2,083,739	1.63%	$1,006	—%	$2,257,032	1.60%
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
62-

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
Deposits
We obtain funds from depositors by offering consumer and business interest-bearing accounts and term time deposits. At March 31, 2021 and September 30, 2020, our total deposits were $11.56 billion and $11.01 billion, respectively, representing an increase of $555.3 million, or 5.0%, due to a $785.5 million increase in checking and savings deposits across both business and consumer accounts offset with a $138.8 million decrease in business and consumer time deposits and a $91.4 million decrease in public and brokered deposits.
The following table presents the balances and weighted average cost of our deposit portfolio at March 31, 2021 and September 30, 2020.

	March 31, 2021		September 30, 2020
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Noninterest-bearing demand	$2,845,309	—%	$2,586,743	—%
Interest-bearing demand	7,797,041	0.21%	7,139,058	0.26%
Time deposits, greater than $250,000	226,179	0.73%	352,913	1.12%
Time deposits, less than or equal to $250,000	695,525	0.39%	930,065	0.75%
Total	$11,564,054	0.18%	$11,008,779	0.27%
At March 31, 2021 and September 30, 2020, we had $170.8 million and $329.0 million, respectively, in brokered deposits, a decrease of $158.2 million, or 48.1%.
Municipal public deposits constituted $1.31 billion and $1.25 billion of our deposit portfolio at March 31, 2021, and September 30, 2020, respectively, of which $945.7 million and $859.7 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 7.2% and 6.4% of our total deposits at March 31, 2021 and September 30, 2020, respectively.
The following table presents deposits by region.

	March 31, 2021	September 30, 2020
	(dollars in thousands)
South Dakota / Minnesota / North Dakota	$2,969,566	$2,870,119
Iowa / Missouri	3,472,333	3,184,321
Nebraska / Kansas	2,990,155	2,833,921
Arizona	624,269	590,567
Colorado	1,372,320	1,300,351
Specialized Assets	13,112	—
Other	122,299	229,500
Total deposits	$11,564,054	$11,008,779
63-

We fund a portion of our assets with time deposits that have balances greater than $250,000 and that have maturities generally in excess of six months. At March 31, 2021 and September 30, 2020, our time deposits greater than $250,000 totaled $226.2 million and $352.9 million, respectively. The following table presents the maturities of our time deposits greater than $250,000 and less than or equal to $250,000 in size at March 31, 2021.

	March 31, 2021
	Greater than $250,000	Less than or equal to $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$83,657	$211,759
Over three through six months	47,497	129,433
Over six through twelve months	59,983	230,289
Over twelve months	35,042	124,044
Total	$226,179	$695,525
Percent of total deposits	2.0%	6.0%
At March 31, 2021 and September 30, 2020, the average remaining maturity of all time deposits was approximately 9 and 8 months, respectively. The average time deposits amount per account was approximately $29,641 and $37,174 at March 31, 2021 and September 30, 2020, respectively.
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
We enter into RPAs with some of our derivative counterparties to assume the credit exposure related to interest rate derivative contracts. Our loan customer enters into an interest rate swap directly with a derivative counterparty and we agree through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $81.7 million and $80.7 million as of March 31, 2021 and September 30, 2020, respectively. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be $0.2 million and nominal at March 31, 2021 and September 30, 2020, respectively, based on the fair value of the underlying swaps.
64-

Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted.

	At and for the Six Months Ended March 31, 2021	At and for the Fiscal Year Ended September 30, 2020
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$63,153	$65,506
Other short-term borrowings	—	75,000
Total short-term borrowings	$63,153	$140,506

Maximum amount outstanding at any month-end during the period	$80,355	$539,809
Average amount outstanding during the period	73,961	218,340
Weighted average rate for the period	0.09%	0.75%
Weighted average rate as of date indicated	0.08%	0.09%
Other Borrowings
In addition to the short-term borrowings above, we also had FHLB long-term borrowings of $120.0 million outstanding as of both March 31, 2021 and September 30, 2020.
We had outstanding $73.9 million and $73.8 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of March 31, 2021 and September 30, 2020, respectively. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
We issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, whose eligibility as Tier 2 capital was reduced by 20% beginning in the quarter ended September 30, 2020, and whose eligibility will continue to reduce 20% on the anniversary date thereof each of the next four years, bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 3.150%, payable quarterly on each November 15, February 15, April 15 and August 15. During the second quarter of fiscal year 2021, we incurred $0.8 million in interest expense on all outstanding subordinated debentures and notes compared to $1.2 million in the same period in fiscal year 2020. During the first six months of fiscal year 2021, we incurred $1.6 million in interest expense on all outstanding subordinated debentures and notes compared to $2.5 million in the same period in fiscal year 2020.
Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at March 31, 2021. Customer deposit obligations categorized as "not determined" include noninterest-bearing demand accounts and interest-bearing demand accounts with no stated maturity date.

	March 31, 2021
	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$734,379	$104,034	$53,524	$1,528	$10,670,589	$11,564,054
Securities sold under agreement to repurchase	63,153	—	—	—	—	63,153
FHLB advances and other borrowings	—	30,000	90,000	—	—	120,000
Subordinated debentures	—	—	—	75,920	—	75,920
Subordinated notes payable	—	—	35,000	—	—	35,000
Accrued interest payable	2,369	—	—	—	—	2,369
Interest on FHLB advances	3,372	2,949	2,475	—	—	8,796
Interest on subordinated debentures	1,830	1,830	5,491	15,613	—	24,764
Interest on subordinated notes payable	1,172	1,172	2,783	—	—	5,127
Other Commitments:
Commitments to extend credit—non-credit card	$1,425,139	$180,667	$265,763	$175,903	$—	$2,047,472
Commitments to extend credit—credit card	128,718	—	—	—	—	128,718
Letters of credit	53,862	—	—	—	—	53,862
We rent certain premises and equipment under operating leases. See Note 8 to the consolidated financial statements for additional information on long-term lease arrangements.
65-

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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated.

	March 31, 2021	September 30, 2020
	(dollars in thousands)
Commitments to extend credit	$2,176,190	$2,138,138
Letters of credit	53,862	65,707
Total	$2,230,052	$2,203,845
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
Great Western Bancorp, Inc. Our primary source of liquidity is cash obtained from dividends paid by our Bank. We primarily use our cash for the payment of dividends, when and if declared by our Board of Directors, and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our Bank through equity contributions and for acquisitions. At March 31, 2021, our holding company had $31.5 million of cash. During the second quarter of fiscal year 2021, we declared and paid a dividend of $0.01 per common share. The outstanding amount under our private placement subordinated capital notes was $35.0 million at March 31, 2021. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities. To this end, on June 1, 2020 we filed a shelf registration statement with the SEC registering an indeterminate amount of our common stock, debt securities and other securities which we may decide to issue in the future. The specific terms of any shares or other securities we choose to issue will be based on current market conditions and will be described in a supplement to the prospectus contained in the shelf registration statement.
66-

Great Western Bank. Our Bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding. At March 31, 2021, our Bank had cash of $1.38 billion (inclusive of $31.5 million of cash from our holding company) and $2.27 billion of highly-liquid securities held in our investment portfolio, of which $1.24 billion were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our Bank had $120.0 million in FHLB borrowings at March 31, 2021, with additional available lines of $1.82 billion. Our Bank also had an additional borrowing capacity of $939.4 million with the FRB Discount Window. Our Bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At March 31, 2021, we had a total of $2.23 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our Bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators.
The following table presents our regulatory capital ratios at March 31, 2021 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	March 31, 2021
	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio ¹	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,281,944	13.5%	6.0%	N/A
Total capital	1,428,368	15.1%	8.0%	N/A
Tier 1 leverage	1,281,944	10.0%	4.0%	N/A
Common equity Tier 1 ²	1,208,045	12.8%	4.5%	N/A
Risk-weighted assets	9,461,990
Great Western Bank
Tier 1 capital	$1,277,960	13.5%	6.0%	8.0%
Total capital	1,396,359	14.8%	8.0%	10.0%
Tier 1 leverage	1,277,960	10.0%	4.0%	5.0%
Common equity Tier 1 ²	1,277,960	13.5%	4.5%	6.5%
Risk-weighted assets	9,460,055
[1] Does not include capital conservation buffer, which was 2.5% at March 31, 2021.
At March 31, 2021 and September 30, 2020, our Tier 1 capital included an aggregate of $73.9 million and $73.8 million, respectively, of trust preferred securities issued by our subsidiaries, net of fair value adjustment. At March 31, 2021, our Tier 2 capital included $118.4 million of the allowance for credit losses and $28.0 million of subordinated capital notes whose eligibility as Tier 2 capital was reduced by 20% beginning in the quarter ending September 2020. At September 30, 2020, our Tier 2 capital included $127.2 million of the allowance for credit losses and $28.0 million of subordinated capital notes. Our total risk-weighted assets were $9.46 billion at March 31, 2021.
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
67-

In particular, we evaluate our profitability and performance based on our adjusted net income, adjusted earnings per common share, pre-provision pre-tax income ("PTPP"), tangible net income and return on average tangible common equity. Our adjusted net income and adjusted earnings per common share exclude the after-tax effect of items with a significant impact to net income that we do not believe to be recurring in nature, (e.g., one-time acquisition expenses as well as the second quarter of fiscal year 2020 COVID-19 impact on credit and other related charges and the impairment of goodwill and certain intangible assets). Our PTPP income excludes total provision for credit losses, credit gain/losses on loans held for investment measured at fair value and goodwill impairment. Our tangible net income and return on average tangible common equity exclude the effects of amortization expense relating to intangible assets and our acquisitions of other institutions. We believe these measures help highlight trends associated with our financial condition and results of operations by providing net income and return information excluding significant nonrecurring items (for adjusted net income and adjusted earnings per common share), measure our ability to generate capital by providing net income excluding credit losses (for PTPP income) and measure net income based on our cash payments and receipts during the applicable period (for tangible net income and return on average tangible common equity).
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

	At or for the six months ended:		At or for the three months ended:
	March 31, 2021	March 31, 2020	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income (loss) - GAAP	$92,618	$(697,344)	$51,299	$41,319	$11,136	$5,400	$(740,618)
Add: COVID-19 related impairment of goodwill and certain intangible assets, net of tax	—	713,013	—	—	—	—	713,013
Add: COVID-19 impact on credit and other related charges, net of tax	—	56,685	—	—	—	—	56,685
Adjusted net income	$92,618	$72,354	$51,299	$41,319	$11,136	$5,400	$29,080

Weighted average diluted common shares outstanding	55,351,871	56,141,816	55,456,399	55,247,343	55,164,548	55,145,619	55,906,002
Earnings per common share - diluted	$1.68	$(12.42)	$0.93	$0.75	$0.20	$0.10	$(13.25)
Adjusted earnings per common share - diluted	$1.68	$1.29	$0.93	$0.75	$0.20	$0.10	$0.52

Pre-tax pre-provision income ("PTPP"):
Income (loss) before income taxes - GAAP	$118,668	$(722,475)	$65,960	$52,708	$10,279	$5,878	$(778,348)
Add: Provision for credit losses - GAAP	6,899	79,898	(5,000)	11,899	16,853	21,641	71,795
Add: Change in fair value of FVO loans and related derivatives - GAAP	1,630	12,657	(42)	1,672	24,648	25,001	10,533
Add: Goodwill impairment - GAAP	—	742,352	—	—	—	—	742,352
Pre-tax pre-provision income	$127,197	$112,432	$60,918	$66,279	$51,780	$52,520	$46,332

68-

	At or for the six months ended:		At or for the three months ended:
	March 31, 2021	March 31, 2020	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands except share and per share amounts)
Tangible net income and return on average tangible common equity:
Net income (loss) - GAAP	$92,618	$(697,344)	$51,299	$41,319	$11,136	$5,400	$(740,618)
Add: Amortization of intangible assets and COVID-19 related impairment of goodwill and certain intangible assets, net of tax	522	713,817	261	261	261	261	713,440
Tangible net income (loss)	$93,140	$16,473	$51,560	$41,580	$11,397	$5,661	$(27,178)

Average common equity	$1,065,732	$1,913,277	$1,049,388	$1,082,077	$1,174,996	$1,163,724	$1,918,035
Less: Average goodwill and other intangible assets	5,873	744,702	5,742	6,004	6,265	6,527	741,257
Average tangible common equity	$1,059,859	$1,168,575	$1,043,646	$1,076,073	$1,168,731	$1,157,197	$1,176,778

Return on average common equity *	17.4%	(72.9)%	19.8%	15.2%	3.8%	1.9%	(155.3)%
Return on average tangible common equity **	17.6%	2.8%	20.0%	15.3%	3.9%	2.0%	(9.3)%
* Calculated as net income - GAAP divided by average common equity. Annualized for partial-year periods.
** Calculated as tangible net income divided by average tangible common equity. Annualized for partial-year periods.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Net interest income - GAAP	$210,778	$207,156	$102,870	$107,908	$106,018	$106,251	$101,983
Add: Tax equivalent adjustment	3,175	3,037	1,577	1,598	1,508	1,601	1,514
Net interest income (FTE)	213,953	210,193	104,447	109,506	107,526	107,852	103,497
Add: Derivative interest expense	(6,575)	(2,141)	(3,182)	(3,393)	(3,541)	(3,040)	(1,251)
Adjusted net interest income (FTE)	$207,378	$208,052	$101,265	$106,113	$103,985	$104,812	$102,246

Average interest-earning assets	$12,019,526	$11,567,032	$12,073,497	$11,965,555	$12,184,093	$12,156,505	$11,590,453
Net interest margin (FTE) *	3.57%	3.63%	3.51%	3.63%	3.51%	3.57%	3.59%
Adjusted net interest margin (FTE) **	3.46%	3.60%	3.40%	3.52%	3.40%	3.47%	3.55%
* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis):
Interest income - GAAP	$207,597	$229,679	$100,274	$107,323	$106,305	$107,725	$111,970
Add: Tax equivalent adjustment	3,175	3,037	1,577	1,598	1,508	1,601	1,514
Interest income (FTE)	210,772	232,716	101,851	108,921	107,813	109,326	113,484
Add: Derivative interest expense	(6,575)	(2,141)	(3,182)	(3,393)	(3,541)	(3,040)	(1,251)
Adjusted interest income (FTE)	$204,197	$230,575	$98,669	$105,528	$104,272	$106,286	$112,233

Average non-ASC310-30 loans	$9,291,950	$9,525,157	$9,016,221	$9,567,679	$9,977,591	$9,974,802	$9,496,153
Yield (FTE) *	4.55%	4.89%	4.58%	4.52%	4.30%	4.41%	4.81%
Adjusted yield (FTE) **	4.41%	4.84%	4.44%	4.38%	4.16%	4.29%	4.75%
* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue - GAAP	$242,119	$222,806	$120,063	$122,056	$102,068	$94,568	$101,900
Add: Tax equivalent adjustment	3,175	3,037	1,577	1,598	1,508	1,601	1,514
Total revenue (FTE)	$245,294	$225,843	$121,640	$123,654	$103,576	$96,169	$103,414

Noninterest expense	$116,552	$865,383	$59,103	$57,449	$74,936	$67,049	$808,453
Less: Amortization of intangible assets and COVID-19 related impairment of goodwill and certain intangible assets	522	743,206	261	261	261	278	742,779
Tangible noninterest expense	$116,030	$122,177	$58,842	$57,188	$74,675	$66,771	$65,674

Efficiency ratio *	47.3%	54.1%	48.4%	46.2%	72.1%	69.4%	63.5%
* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

69-

	At or for the six months ended:		At or for the three months ended:
	March 31, 2021	March 31, 2020	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands except share and per share amounts)
Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,093,919	$1,153,464	$1,093,919	$1,068,501	$1,162,933	$1,160,644	$1,153,464
Less: Goodwill and other intangible assets	5,643	6,703	5,643	5,904	6,164	6,425	6,703
Tangible common equity	$1,088,276	$1,146,761	$1,088,276	$1,062,597	$1,156,769	$1,154,219	$1,146,761

Total assets	$13,013,739	$12,387,808	$13,013,739	$12,814,383	$12,604,439	$12,934,328	$12,387,808
Less: Goodwill and other intangible assets	5,643	6,703	5,643	5,904	6,164	6,425	6,703
Tangible assets	$13,008,096	$12,381,105	$13,008,096	$12,808,479	$12,598,275	$12,927,903	$12,381,105

Tangible common equity to tangible assets	8.4%	9.3%	8.4%	8.3%	9.2%	8.9%	9.3%

Tangible book value per share:
Total stockholders' equity	$1,093,919	$1,153,464	$1,093,919	$1,068,501	$1,162,933	$1,160,644	$1,153,464
Less: Goodwill and other intangible assets	5,643	6,703	5,643	5,904	6,164	6,425	6,703
Tangible common equity	$1,088,276	$1,146,761	$1,088,276	$1,062,597	$1,156,769	$1,154,219	$1,146,761

Common shares outstanding	55,111,403	55,013,928	55,111,403	55,105,105	55,014,189	55,014,047	55,013,928
Book value per share - GAAP	$19.85	$20.97	$19.85	$19.39	$21.14	$21.10	$20.97
Tangible book value per share	$19.75	$20.84	$19.75	$19.28	$21.03	$20.98	$20.84

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
Critical Accounting Policies and the Impact of Accounting Estimates
See "Note 1. Nature of Operations and Summary of Significant Policies" in the accompanying "Notes to Consolidated Financial Statements (Unaudited)" included in this report for a discussion of changes to our securities, loans, allowance for credit losses, unfunded commitments and unfunded commitments reserve, and accrued interest receivable policies as a result of adopting ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, in the current fiscal year. In the second quarter of fiscal year 2021, the Company purchased securities under agreements to resell which are collateralized by FHA/VA loans guaranteed by the U.S. government. See Note 1 for additional policy information. The remainder of our critical accounting policies and accounting estimates have had no material changes from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
70-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2021, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus derivative interest expense) in hypothetical rising and declining rate scenarios calculated as of March 31, 2021 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shift downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with realistic results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended March 31, 2021
Change in Market Interest Rates as of March 31, 2021	Twelve Months Ending March 31, 2022	Twelve Months Ending March 31, 2023
Immediate Shifts
+400 basis points	17.80%	24.70%
+300 basis points	13.30%	18.90%
+200 basis points	8.90%	12.80%
+100 basis points	4.50%	6.70%
-100 basis points	(3.50)%	(7.80)%
Gradual Shifts
+400 basis points	4.50%
+300 basis points	3.40%
+200 basis points	2.40%
+100 basis points	1.30%
-100 basis points	(1.40)%
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
71-

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities
We did not repurchase any of our common stock during the second quarter of fiscal year 2021.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

72-

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
73-

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: May 7, 2021	By:	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

74-