Form 10-Q
period 2021-06-30
Great Western Bancorp, Inc.
filed 2021-08-04
CIK 1613665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
As of July 29, 2021, the number of shares of the registrant’s Common Stock outstanding was 55,116,095.

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
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" or "Part II, Item 1A. Risk Factors" of this Report or the following:
•the severity, magnitude and duration of the COVID-19 pandemic, including the recent surge in infection due to the Delta variant, and the direct and indirect impact of such pandemic, as well as responses to the pandemic by the government, business and consumers, on our operations and personnel, commercial activity and demand across our business and our customers' business;
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
•current and future economic and market conditions in the United States generally or in our states in particular, including the rate of growth, employment levels and recent increases in the rate of inflation;
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
5-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	(Unaudited)
	June 30, 2021	September 30, 2020
Assets
Cash and due from banks	$154,046	$150,085
Interest-bearing bank deposits	1,602,299	282,802
Cash and cash equivalents	1,756,345	432,887
Securities purchased under agreements to resell	104,523	—
Securities available for sale	2,181,514	1,774,626
Securities held to maturity	202,445	—
Loans, net of unearned discounts and deferred fees, including $545,149 and $655,185 of loans at fair value under the fair value option at June 30, 2021 and September 30, 2020, respectively; and $1,377 and $12,371 of loans held for sale at June 30, 2021 and September 30, 2020, respectively	8,477,783	10,076,142
Allowance for credit losses ¹	(270,298)	(149,887)
Net loans	8,207,485	9,926,255
Premises and equipment, including $600 of property held for sale at both June 30, 2021 and September 30, 2020	117,240	119,054
Accrued interest receivable	36,245	54,658
Other repossessed property	11,498	20,034
Cash surrender value of life insurance policies	183,575	31,658
Net deferred tax assets	84,981	47,709
Other assets	184,378	197,558
Total assets	$13,070,229	$12,604,439
Liabilities and stockholders’ equity
Noninterest-bearing	$2,958,488	$2,586,743
Interest-bearing	8,579,289	8,422,036
Total deposits	11,537,777	11,008,779
Securities sold under agreements to repurchase	80,167	65,506
FHLB advances and other borrowings	120,000	195,000
Subordinated debentures and subordinated notes payable	108,933	108,832
Accrued expenses and other liabilities	62,283	63,389
Total liabilities	11,909,160	11,441,506
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 55,116,095 shares issued and outstanding at June 30, 2021 and 55,014,189 shares issued and outstanding at September 30, 2020	551	550
Additional paid-in capital	1,184,638	1,183,647
Retained earnings	(38,721)	(57,169)
Accumulated other comprehensive income	14,601	35,905
Total stockholders' equity	1,161,069	1,162,933
Total liabilities and stockholders' equity	$13,070,229	$12,604,439
[1] Prior to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, on October 1, 2020, this line represented the allowance for loan and lease losses under the incurred loss model.

See accompanying notes.
6-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Interest income
Loans	$93,328	$109,227	$300,925	$342,014
Investment securities	8,642	10,532	25,079	33,359
Federal funds sold and other	654	112	1,214	1,278
Total interest income	102,624	119,871	327,218	376,651
Interest expense
Deposits	3,505	10,011	13,976	50,818
FHLB advances and other borrowings	867	2,539	2,603	8,807
Subordinated debentures and subordinated notes payable	789	1,070	2,398	3,619
Total interest expense	5,161	13,620	18,977	63,244
Net interest income	97,463	106,251	308,241	313,407
(Reversal of) provision for credit losses ¹	(20,699)	21,641	(13,800)	101,539
Net interest income after (reversal of) provision for credit losses	118,162	84,610	322,041	211,868
Noninterest income
Service charges and other fees	9,005	7,731	27,228	28,328
Wealth management fees	3,477	2,773	9,688	8,859
Mortgage banking income, net	2,157	2,422	9,937	5,179
Net gain on sale of securities and other assets	—	—	247	—
Derivative interest expense	(3,117)	(3,040)	(9,692)	(5,181)
Change in fair value of FVO loans and related derivatives	4,110	(25,001)	2,480	(37,658)
Other derivative income	1,530	2,242	5,683	950
Other	2,209	1,190	5,141	3,490
Total noninterest income (loss)	19,371	(11,683)	50,712	3,967
Noninterest expense
Salaries and employee benefits	40,239	39,042	116,918	112,259
Data processing and communication	7,054	5,817	19,825	17,713
Occupancy and equipment	5,105	5,251	15,829	15,941
Professional fees	4,644	7,382	12,293	16,409
Advertising	602	750	1,635	2,573
Net (gain) loss on repossessed property and other related expenses	(760)	2,475	(469)	8,508
Goodwill and intangible assets impairment	—	—	—	742,352
Other ¹	3,621	6,332	11,026	16,677
Total noninterest expense	60,505	67,049	177,057	932,432
Income (loss) before income taxes	77,028	5,878	195,696	(716,597)
Provision for (benefit from) income taxes	18,279	478	44,329	(24,653)
Net income (loss)	$58,749	$5,400	$151,367	$(691,944)
Basic earnings per common share
Weighted average common shares outstanding	55,207,008	55,082,621	55,175,567	55,788,751
Basic earnings per share	$1.06	$0.10	$2.74	$(12.40)
Diluted earnings per common share
Weighted average diluted common shares outstanding	55,524,979	55,145,619	55,409,573	55,788,751
Diluted earnings per share	$1.06	$0.10	$2.74	$(12.40)
Dividends per share
Dividends paid	$551	$8,252	$1,652	$41,906
Dividends per share	$0.01	$0.15	$0.03	$0.75
[1] For the three and nine months ended June 30, 2021, this line includes a $0.2 million and $0.3 million reversal of provision, respectively, for unfunded commitments reserve. For the three and nine months ended June 30, 2020, provision for unfunded commitments reserve of $2.2 million and $2.9 million, respectively, was recorded in other noninterest expense in the consolidated income statement.

See accompanying notes.
7-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$58,749	$5,400	$151,367	$(691,944)
Other comprehensive income (loss), net of tax
Securities available for sale:
Net unrealized holding gain (loss) arising during the period	11,161	11,838	(28,027)	42,019
Reclassification adjustment for net gain realized in net income	—	—	(247)	—
Income tax (expense) benefit	(2,751)	(2,919)	6,970	(10,359)
Other comprehensive income (loss), net of tax	8,410	8,919	(21,304)	31,660
Comprehensive income (loss)	$67,159	$14,319	$130,063	$(660,284)
See accompanying notes.
8-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, April 1, 2020		$550	$1,190,381	$(73,705)	$36,238	$1,153,464
Net income	$5,400	—	—	5,400	—	5,400
Other comprehensive income, net of tax	8,919	—	—	—	8,919	8,919
Total comprehensive income	$14,319
Stock-based compensation, net of tax		—	1,113	—	—	1,113
Cash dividends:
Common stock, $0.15 per share		—	(8,252)	—	—	(8,252)
Balance, June 30, 2020		$550	$1,183,242	$(68,305)	$45,157	$1,160,644

Balance, April 1, 2021		$551	$1,184,647	$(97,470)	$6,191	$1,093,919
Net income	$58,749	—	—	58,749	—	58,749
Other comprehensive income, net of tax	8,410	—	—	—	8,410	8,410
Total comprehensive income	$67,159
Stock-based compensation, net of tax		—	542	—	—	542
Cash dividends:
Common stock, $0.01 per share		—	(551)	—	—	(551)
Balance, June 30, 2021		$551	$1,184,638	$(38,721)	$14,601	$1,161,069

	Comprehensive (Loss) Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, October 1, 2019		$563	$1,228,714	$657,475	$13,497	$1,900,249
Net (loss)	$(691,944)	—	—	(691,944)	—	(691,944)
Other comprehensive income, net of tax	31,660	—	—	—	31,660	31,660
Total comprehensive (loss)	$(660,284)
Cumulative effect adjustment related to ASU adoption ¹		—	—	(182)	—	(182)
Stock-based compensation, net of tax		1	2,749	—	—	2,750
Repurchase common stock		(14)	(39,969)	—	—	(39,983)
Cash dividends:
Common stock, $0.75 per share		—	(8,252)	(33,654)	—	(41,906)
Balance, June 30, 2020		$550	$1,183,242	$(68,305)	$45,157	$1,160,644

Balance, October 1, 2020		$550	$1,183,647	$(57,169)	$35,905	$1,162,933
Net income	$151,367	—	—	151,367	—	151,367
Other comprehensive (loss), net of tax	(21,304)	—	—	—	(21,304)	(21,304)
Total comprehensive income	$130,063
Cumulative effect adjustment related to ASU adoption ²		—	—	(132,919)	—	(132,919)
Stock-based compensation, net of tax		1	2,643	—	—	2,644
Cash dividends:
Common stock, $0.03 per share		—	(1,652)	—	—	(1,652)
Balance, June 30, 2021		$551	$1,184,638	$(38,721)	$14,601	$1,161,069
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

See accompanying notes.
9-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$151,367	$(691,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and deferred fee accretion, net	(13,285)	13,152
Amortization of FDIC indemnification asset	—	1,012
Net (gain) loss on sale of other assets	(1,037)	6,649
Net gain on sale of loans	(10,469)	(5,840)
(Reversal of) provision for credit losses ¹	(13,800)	101,539
Goodwill and intangible assets impairment	—	742,352
(Reversal of) provision for loan servicing rights loss	(1)	6
Stock-based compensation	2,644	2,750
Originations of residential real estate loans held for sale	(320,216)	(231,420)
Proceeds from sales of residential real estate loans held for sale	341,680	231,771
Proceeds from sale of other assets	348	—
Net deferred income taxes	12,570	(56,659)
Changes in:
Accrued interest receivable	18,413	744
Other assets	9,586	(71,570)
Accrued interest payable and other liabilities	(159)	20,128
Net cash provided by operating activities	177,641	62,670
Investing activities
Net change in securities purchased under agreements to resell	(104,523)	—
Purchase of debt securities available for sale	(1,007,175)	(540,697)
Proceeds from maturities of debt securities available for sale	560,572	387,950
Purchase of debt securities held to maturity	(201,281)	—
Proceeds from maturities of debt securities held to maturity	2,574	—
Net decrease (increase) in loans	1,568,833	(633,971)
Payment of covered losses from FDIC indemnification claims	—	(46)
Purchase of premises and equipment	(3,907)	(4,988)
Proceeds from sale of premises and equipment	572	—
Proceeds from sale of repossessed property	13,467	18,798
Purchase of bank owned life insurance policies	(150,000)	—
Purchase of FHLB stock	(10)	(113,437)
Proceeds from redemption of FHLB stock	280	112,992
Net cash paid in business acquisition	—	(4,711)
Net cash provided by (used in) investing activities	679,402	(778,110)
Financing activities
Net increase in deposits	529,020	850,367
Net increase in securities sold under agreements to repurchase and other short-term borrowings	14,661	1,370
Proceeds from FHLB advances and other long-term borrowings	—	680,000
Repayments on FHLB advances and other long-term borrowings	(75,000)	(665,000)
Common stock repurchased	—	(39,983)
Taxes paid related to net share settlement of equity awards	(614)	(1,297)
Dividends paid	(1,652)	(41,906)
Net cash provided by financing activities	466,415	783,551
Net increase in cash and cash equivalents	1,323,458	68,111
Cash and cash equivalents, beginning of period	432,887	243,474
Cash and cash equivalents, end of period	$1,756,345	$311,585
Supplemental disclosure of cash flow information
Cash payments for interest	$22,292	$71,423
Cash (receipts from) payments for income taxes	$29,799	$21,089
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(4,029)	$(7,762)
[1] For the nine months ended June 30, 2021, this line includes a $0.3 million (reversal of) provision for unfunded commitments reserve.
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
In the third quarter of fiscal year 2021, the Company purchased held to maturity debt securities. See "Securities" within this section for additional policy information.
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
11-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
Securities
Investment securities are accounted for according to their purpose and holding period. Debt securities held for resale are classified as trading. Trading securities are stated at fair value. Realized and unrealized gains and losses from sales and fair value adjustments of trading securities are included in other noninterest income on the consolidated statements of income. There were no trading securities held at June 30, 2021 and September 30, 2020.
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
Realized gains and losses are recorded in noninterest income on the consolidated statements of income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.
Transfer of debt securities from the available for sale category to the hold to maturity category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer remains in accumulated other comprehensive income and in the carrying value of the hold to maturity investment security. Premiums or discounts on investment securities are amortized or accreted as an adjustment of yield over the estimated life of the security. Unrealized holding gains or losses that remain in accumulated other comprehensive income are also amortized or accreted over the estimated life of the security as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount.
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
12-

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
Fair value of loans held for sale is determined based on prevailing market prices for loans with similar characteristics, sale contract prices, or, for certain portfolios, discounted cash flow analysis. Declines in fair value below cost (and subsequent recoveries) are recognized in mortgage banking income, net. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold. Gains or losses on sales are recognized upon delivery and included in mortgage banking income, net on the consolidated statements of income.
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
13-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The Company assigns all non-consumer loans a credit quality risk rating. The Company implemented a more granular risk rating methodology as of October 1, 2020. See the table below for a summary of credit quality risk ratings at June 30, 2021. For information on the credit quality risk ratings in effect before October 1, 2020, see "1. Nature of Operations and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Credit Quality Risk Rating Effective After October 1, 2020	Credit Quality Indicators
Pass	Commercial loans within this category are not adversely rated, current as to principal and interest, and are otherwise in material compliance with the contractual terms of the loan agreement. Management believes there is a low likelihood of loss related to loans in this category.
Special Mention	Commercial loans within this category have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company's credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant an adverse classification.
Substandard	Commercial loans within this category are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans in this category are assigned a workout loan officer to closely monitor the relationship.
Doubtful	Commercial loans within this category are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.
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
Loans that are not reserved for on an individual basis are measured on a collective, or pooled basis ("collective reserve"). Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral type and expected credit loss patterns. The historical loss experience of the pool is generally the starting point for estimating expected credit losses under the collective reserve methodology. The historical loss experience rate of the loan pool is applied to each loan within the segment over the contractual life of each loan, adjusted for estimated prepayments. Management then determines an appropriate macroeconomic forecast based on the expectation of future conditions, including but not limited to the unemployment rate, which is the most significant factor, gross domestic product and corporate bond spreads, and applies the forecast to models which estimate the change in loss expectations relative to the historical loss rates. These models have been implemented in accordance with the Company's Model Risk Management Policy. Additionally, using its new risk rating system, the Company evaluates if the current credit quality of the portfolio materially differs from the one observed over the historical loss period and applies adjustments to the allowance accordingly. Qualitative adjustments may also be made to expected losses based on current and future conditions that may not be fully captured in the modeling components above, such as but not limited to industry, geographic and borrower concentrations, loans servicing practices and changes in underwriting criteria.
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
On July 29, 2021, the Board of Directors of the Company declared a dividend of $0.05 per common share payable on August 27, 2021 to stockholders of record as of close of business on August 13, 2021.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for a limited time period to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective for entities with contracts, including derivative contracts, that reference LIBOR or some other reference rate that are expected to be discontinued. For the Company's cash flow hedges, ASU 2020-04 allows: (i) an entity to change the reference rate without having to designate the hedging relationship; (ii) for cash flow hedges in which the designated hedged risk is LIBOR, allows an entity to assert that it remains probable that the hedged forecasted transaction will occur; and (iii) allows an entity to change the designated method used to assess hedge effectiveness and simplifies or temporarily suspends the assessment of hedge effectiveness for hedging relationships. ASU 2020-04 must be applied prospectively and was effective immediately upon issuance and remains effective through December 31, 2022. The Company is currently evaluating the impact that adopting this new accounting standard will have on the consolidated financial statements
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments also optionally apply to all entities that designate receive-variable rate, pay-variable-rate cross-currency interest rate swaps as hedging instruments in net investment hedges that are modified as a result of reference rate reform. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. ASU 2021-01 has not had, and is not expected to have, a material impact on the Company’s consolidated financial statements.
In July 2021, the FASB issues ASU 2021-05, Leases (Topic 842) Lessors - Certain Leases with Variable Lease Payments, which updates guidance in Topic 842, to restore long-standing accounting practice for certain sales-type leases with variable payments. ASU 2021-05 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company does not expect adoption of the new guidance to have a significant impact on our financial statements.
19-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
3. Securities
The following table presents amortized cost and approximate fair value of investments in securities.

	June 30, 2021				September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury securities	$99,047	$201	$(98)	$99,150	$49,924	$228	$—	$50,152
U.S. Agency securities	24,976	—	(865)	24,111	24,974	86	—	25,060
Mortgage-backed securities:
Government National Mortgage Association	312,811	6,710	(274)	319,247	485,689	11,481	(43)	497,127
Federal Home Loan Mortgage Corporation	977,156	11,786	(7,142)	981,800	578,650	18,919	(9)	597,560
Federal National Mortgage Association	439,752	4,748	(3,864)	440,636	287,842	7,788	(16)	295,614
Small Business Assistance Program	232,089	7,167	(343)	238,913	244,653	7,884	(58)	252,479
States and political subdivision securities	47,287	1,091	(1)	48,377	54,224	1,356	—	55,580
Corporate debt securities	28,000	244	—	28,244	—	—	—	—
Other	1,006	30	—	1,036	1,006	48	—	1,054
Total	$2,162,124	$31,977	$(12,587)	$2,181,514	$1,726,962	$47,790	$(126)	$1,774,626
Securities held to maturity
U.S. Treasury securities	$13,666	$41	$—	$13,707	$—	$—	$—	$—
Mortgage-backed securities:
Government National Mortgage Association	45,964	—	(49)	45,915	—	—	—	—
Federal Home Loan Mortgage Corporation	53,616	43	(34)	53,625	—	—	—	—
Federal National Mortgage Association	46,408	3	(186)	46,225	—	—	—	—
Small Business Assistance Program	39,341	—	(238)	39,103	—	—	—	—
States and political subdivision securities	3,450	—	—	3,450	—	—	—	—
Total	$202,445	$87	$(507)	$202,025	$—	$—	$—	$—
The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this footnote. Accrued interest receivable on debt securities totaled $5.2 million and $4.5 million as of June 30, 2021 and September 30, 2020, respectively. Accrued interest receivable for debt securities is included in accrued interest receivable on the consolidated balance sheets.
As June 30, 2021 and September 30, 2020 the Company had no transfers from held to maturity debt securities.
20-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The amortized cost and approximate fair value of debt securities as of June 30, 2021 and September 30, 2020, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalty.

	June 30, 2021		September 30, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities available for sale
Due in one year or less	$18,198	$18,289	$67,131	$67,456
Due after one year through five years	123,092	122,998	51,779	52,694
Due after five years through ten years	58,020	58,595	10,212	10,642
Due after ten years	—	—	—	—
	199,310	199,882	129,122	130,792
Mortgage-backed securities	1,961,808	1,980,596	1,596,834	1,642,780
Securities without contractual maturities	1,006	1,036	1,006	1,054
Total	$2,162,124	$2,181,514	$1,726,962	$1,774,626
Securities held to maturity
Due in one year or less	$150	$150	$—	$—
Due after one year through five years	500	500	—	—
Due after five years through ten years	16,466	16,507	—	—
Due after ten years	—	—	—	—
	17,116	17,157	—	—
Mortgage-backed securities	185,329	184,868	—	—
Securities without contractual maturities	—	—	—	—
Total	$202,445	$202,025	$—	$—
There were no sales of securities available for sale for both the three and nine months ended June 30, 2021 and 2020 and as such there were no proceeds from the sales of securities available for sale for same periods. No gross gains (pre-tax) were realized on the sales for each of the three and nine months ended June 30, 2021 and 2020, using the specific identification method. No gross losses (pre-tax) were realized on the sales for each of the three and nine months ended June 30, 2021 and 2020, using the specific identification method.
There were no sales of securities held to maturity for the three and nine months ended June 30, 2021 and as such there were no proceeds from the sales of securities held to maturity for same periods. No gross gains (pre-tax) were realized on the sales for the three and nine months ended June 30, 2021, using the specific identification method. No gross losses (pre-tax) were realized on the sales for each of the three and nine months ended June 30, 2021, using the specific identification method.
As detailed in the following tables, certain investments in available for sale debt securities, which are approximately 42% and 6% of the Company’s investment portfolio at estimated fair value at June 30, 2021 and September 30, 2020, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are not the result of credit losses at June 30, 2021, and therefore, an allowance for credit losses was not recorded.
Substantially all of the Company's held to maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk free" and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for those securities at June 30, 2021. In addition, the Company does not intend to sell these securities, and it is not more likely than not the Company will be required to sell the investment securities before recover of their amortized cost basis, which may be maturity.
Prior to the adoption of ASU 2016-13, as amended, the Company recognized no other-than-temporary impairment on available for sale or held to maturity debt securities for the three and nine months ended June 30, 2020.
Securities with an estimated fair value of approximately $1.30 billion and $1.10 billion at June 30, 2021 and September 30, 2020, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required by contractual obligation or law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
21-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the Company’s gross unrealized losses and approximate fair value of debt securities, separated by length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2021
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale
U.S. Treasury securities	$49,264	$(98)	$—	$—	$49,264	$(98)
U.S. Agency securities	24,111	(865)	—	—	24,111	(865)
Mortgage-backed securities	819,752	(11,477)	12,402	(146)	832,154	(11,623)
States and political subdivision securities	999	(1)	—	—	999	(1)
Total	$894,126	$(12,441)	$12,402	$(146)	$906,528	$(12,587)
Securities held to maturity
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	136,102	(507)	—	—	136,102	(507)
States and political subdivision securities	—	—	—	—	—	—
Total	$136,102	$(507)	$—	$—	$136,102	$(507)

As of September 30, 2020
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
Securities available for sale
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Agency securities	—	—	—	—	—	—
Mortgage-backed securities	71,547	(103)	27,897	(23)	99,444	(126)
States and political subdivision securities	—	—	—	—	—	—
Total	$71,547	$(103)	$27,897	$(23)	$99,444	$(126)
Securities held to maturity
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
States and political subdivision securities	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—
As of June 30, 2021 and September 30, 2020, the Company had 90 and 18 available for sale securities, respectively, in an unrealized loss position. As of June 30, 2021 and September 30, 2020, the Company had 11 and no held to maturity securities, respectively, in an unrealized loss position.
22-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
4. Loans and Allowance for Credit Losses
The following table presents the composition of loans at amortized cost as of June 30, 2021 and September 30, 2020.

	June 30, 2021				September 30, 2020
	Total Loans	Less: Fair Value Option Loans	Less: Guaranteed Loans ¹	Loans at Amortized Cost	Total Loans ²	Less: Fair Value Option Loans	Less: Guaranteed Loans ¹	Loans at Amortized Cost
	(dollars in thousands)
Construction and development	$433,293	$—	$—	$433,293	$509,644	$—	$—	$509,644
Owner-occupied CRE	1,318,196	93,756	50,189	1,174,251	1,417,394	109,097	48,468	1,259,829
Non-owner-occupied CRE	2,244,335	230,174	26,802	1,987,359	2,894,380	283,266	27,402	2,583,712
Multifamily residential real estate	592,544	1,474	—	591,070	533,983	3,847	—	530,136
Total commercial real estate	4,588,368	325,404	76,991	4,185,973	5,355,401	396,210	75,870	4,883,321
Agriculture	1,438,499	106,060	34,608	1,297,831	1,722,696	129,041	42,353	1,551,302
Commercial non-real estate	1,710,938	113,685	380,812	1,216,441	2,165,038	129,934	744,371	1,290,733
Residential real estate ³	631,688	—	279	631,409	730,812	—	290	730,522
Consumer and other ⁴	108,290	—	—	108,290	102,195	—	—	102,195
Total	$8,477,783	$545,149	$492,690	$7,439,944	$10,076,142	$655,185	$862,884	$8,558,073
[1] Includes loans guaranteed by agencies of the U.S. government.
2 As a part of the adoption of CECL, loan pools are presented based on amortized cost, which includes unpaid principal balance, unamortized discount on acquired loans, and unearned net deferred fees and costs. For additional information on September 30, 2020 loan segment balances, see Note 2.

[3] Includes residential real estate loans held for sale of $1.4 million and $12.4 million at June 30, 2021 and September 30, 2020, respectively, recorded at the lower of cost or fair value.
[4] Other loans primarily include consumer and commercial credit cards, customer deposit account overdrafts and loans in process.
The following table presents the Company’s past due and nonaccrual loans at amortized cost as of June 30, 2021. This table excludes loans measured at fair value under the fair value option of $545.1 million at June 30, 2021.

As of June 30, 2021	Current or Less Than 30 Days Past Due	30-89 Days Past Due	90 Days Past Due and Still Accruing	Nonaccrual	Total
	(dollars in thousands)
Construction and development	$433,271	$—	$—	$22	$433,293
Owner-occupied CRE	1,210,373	142	—	13,925	1,224,440
Non-owner-occupied CRE	2,007,189	—	—	6,972	2,014,161
Multifamily residential real estate	584,187	—	—	6,883	591,070
Total commercial real estate	4,235,020	142	—	27,802	4,262,964
Agriculture	1,195,763	8,005	—	128,671	1,332,439
Commercial non-real estate	1,561,870	1,231	—	34,152	1,597,253
Residential real estate	624,738	500	—	6,450	631,688
Consumer and other	108,134	115	10	31	108,290
Total	$7,725,525	$9,993	$10	$197,106	$7,932,634
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
23-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table provides additional information on nonaccrual loans for the three and nine months ended June 30, 2021. The Company did not record any interest income on nonaccrual loans during the three and nine months ended June 30, 2021.

	September 30, 2020	June 30, 2021		Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
	Nonaccrual	Nonaccrual	Nonaccrual Loans with No Related ACL	Accrued Interest Written Off on Nonaccrual Loans	Accrued Interest Written Off on Nonaccrual Loans
	(dollars in thousands)
Construction and development	n/a ¹	$22	$—	$—	$115
Owner-occupied CRE	n/a ¹	13,925	4,232	17	31
Non-owner-occupied CRE	n/a ¹	6,972	1,207	19	1,922
Multifamily residential real estate	n/a ¹	6,883	6,883	40	40
Total commercial real estate	$73,146	27,802	12,322	76	2,108
Agriculture	217,642	128,671	40,333	64	775
Commercial non-real estate	26,843	34,152	8,328	26	25
Residential real estate	4,441	6,450	87	7	75
Consumer and other	74	31	—	—	1
Total	$322,146	$197,106	$61,070	$173	$2,984
[1] Balance for this segment is included in total commercial real estate for September 30, 2020.

24-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
This table presents the loans based on credit quality, loan segment and year of origination at amortized cost and excludes loans measured at fair value under the fair value option of $545.1 million at June 30, 2021.

	Term loans
	Fiscal Year to Date	Fiscal Year
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(dollars in thousands)
Construction and development
Pass	$167,374	$116,332	$57,660	$11,743	$712	$612	$53,861	$—	$408,294
Special Mention	2,560	—	196	—	—	—	—	—	2,756
Substandard	20,824	—	1,419	—	—	—	—	—	22,243
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and development	$190,758	$116,332	$59,275	$11,743	$712	$612	$53,861	$—	$433,293
Owner-occupied CRE
Pass	$236,108	$332,095	$205,302	$103,336	$117,637	$122,449	$43,401	$—	$1,160,328
Special Mention	7,716	1,606	2,810	5,798	5,525	7,723	383	—	31,561
Substandard	6,067	3,968	2,277	524	11,906	4,544	75	—	29,361
Doubtful	—	—	3,190	—	—	—	—	—	3,190
Total owner-occupied CRE	$249,891	$337,669	$213,579	$109,658	$135,068	$134,716	$43,859	$—	$1,224,440
Non-owner-occupied CRE
Pass	$214,538	$335,587	$275,953	$273,022	$246,273	$257,951	$36,659	$—	$1,639,983
Special Mention	16,343	28,609	45,051	57,833	34,774	14,608	345	—	197,563
Substandard	66,008	6,273	31,616	32,466	7,623	8,052	24,193	—	176,231
Doubtful	384	—	—	—	—	—	—	—	384
Total non-owner-occupied CRE	$297,273	$370,469	$352,620	$363,321	$288,670	$280,611	$61,197	$—	$2,014,161
Multifamily residential real estate
Pass	$153,086	$96,574	$145,985	$68,696	$67,826	$37,156	$1,186	$—	$570,509
Special Mention	—	—	1,261	—	1,042	808	—	—	3,111
Substandard	252	499	—	9,393	—	423	—	—	10,567
Doubtful	—	6,883	—	—	—	—	—	—	6,883
Total multifamily residential real estate	$153,338	$103,956	$147,246	$78,089	$68,868	$38,387	$1,186	$—	$591,070
Total commercial real estate
Pass	$771,106	$880,588	$684,900	$456,797	$432,448	$418,168	$135,107	$—	$3,779,114
Special Mention	26,619	30,215	49,318	63,631	41,341	23,139	728	—	234,991
Substandard	93,151	10,740	35,312	42,383	19,529	13,019	24,268	—	238,402
Doubtful	384	6,883	3,190	—	—	—	—	—	10,457
Total commercial real estate	$891,260	$928,426	$772,720	$562,811	$493,318	$454,326	$160,103	$—	$4,262,964
Agriculture
Pass	$185,395	$148,858	$73,722	$58,803	$57,291	$22,670	$444,244	$—	$990,983
Special Mention	22,971	12,862	4,131	24,327	4,842	3,562	28,318	—	101,013
Substandard	25,786	8,929	14,828	36,941	36,381	4,312	87,780	—	214,957
Doubtful	1,704	—	888	21,391	1,007	—	496	—	25,486
Total agriculture	$235,856	$170,649	$93,569	$141,462	$99,521	$30,544	$560,838	$—	$1,332,439
Commercial non-real estate
Pass	$412,511	$263,816	$172,804	$47,621	$40,763	$33,105	$527,533	$—	$1,498,153
Special Mention	1,967	2,283	2,821	151	2,520	763	18,271	—	28,776
Substandard	13,229	4,563	10,080	17,974	118	1,098	17,310	—	64,372
Doubtful	—	—	47	62	—	3,969	1,874	—	5,952
Total commercial non-real estate	$427,707	$270,662	$185,752	$65,808	$43,401	$38,935	$564,988	$—	$1,597,253

25-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Term loans
	Fiscal Year to Date	Fiscal Year
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(dollars in thousands)
Residential real estate ¹
Pass	$106,126	$180,443	$61,267	$40,503	$24,232	$96,829	$110,650	$274	$620,324
Special Mention	731	219	267	297	128	294	148	—	2,084
Substandard	37	952	1,591	739	499	4,540	922	—	9,280
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$106,894	$181,614	$63,125	$41,539	$24,859	$101,663	$111,720	$274	$631,688
Consumer and other ¹
Pass	$20,711	$11,906	$16,675	$1,910	$734	$797	$55,492	$—	$108,225
Special Mention	—	—	—	—	—	—	34	—	34
Substandard	—	3	8	—	—	—	20	—	31
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other	$20,711	$11,909	$16,683	$1,910	$734	$797	$55,546	$—	$108,290
Total loans
Pass	$1,495,849	$1,485,611	$1,009,368	$605,634	$555,468	$571,569	$1,273,026	$274	$6,996,799
Special Mention	52,288	45,579	56,537	88,406	48,831	27,758	47,499	—	366,898
Substandard	132,203	25,187	61,819	98,037	56,527	22,969	130,300	—	527,042
Doubtful	2,088	6,883	4,125	21,453	1,007	3,969	2,370	—	41,895
Total loans	$1,682,428	$1,563,260	$1,131,849	$813,530	$661,833	$626,265	$1,453,195	$274	$7,932,634
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

As of September 30, 2020	Commercial Real Estate	Agriculture	Commercial Non-Real Estate	Residential Real Estate ¹	Consumer and Other ¹	Total
	(dollars in thousands)
Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$4,062,814	$968,875	$1,851,323	$806,436	$99,632	$7,789,080
Watchlist	577,399	265,714	94,401	6,972	709	945,195
Substandard	229,467	348,910	94,316	13,173	93	685,959
Doubtful	3,323	11,540	11,623	1,473	4	27,963
Loss	—	—	—	—	—	—
Total	$4,873,003	$1,595,039	$2,051,663	$828,054	$100,438	$9,448,197
[1] The Company generally does not risk rate residential real estate or consumer and other loans unless a default event such as a bankruptcy or extended nonperformance takes place. Alternatively, standard credit scoring systems are used to assess credit risks of residential real estate and consumer and other loans.

26-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The next three tables include additional disclosures previously required by ASC Topic 310 related to the Company's September 30, 2020 balances and activity for the three and nine ended June 30, 2020.
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
The following table presents the average recorded investment on impaired loans and interest income recognized on impaired loans for the three and nine months ended June 30, 2020.

	Three Months Ended June 30, 2020		Nine Months Ended June 30, 2020
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(dollars in thousands)
Commercial real estate	$152,871	$1,684	$113,146	$5,350
Agriculture	348,006	3,421	354,202	16,722
Commercial non-real estate	97,310	678	84,849	5,079
Residential real estate	10,901	120	9,957	513
Consumer	117	2	148	6
Total	$609,205	$5,905	$562,302	$27,670
The Company did not acquire any loans during the three and nine months ended June 30, 2021. Prior to October 1, 2020, the Company accounted for acquired impaired loans in accordance with ASC 310-30. The following table is a summary of changes in the accretable difference for all loans accounted for under ASC 310-30 during the three and nine months ended June 30, 2020.

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
	(dollars in thousands)
Balance, beginning of period	$19,340	$26,047
Accretion	(1,854)	(5,547)
Reclassification (to) nonaccretable difference	(776)	(3,790)
Balance, end of period	$16,710	$16,710
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are TDRs that were classified as impaired. Loans are designated as TDRs when the borrower is experiencing financial difficulty, and the Company agrees to concessions that are both significant and outside of market terms. Individual reserves included in the allowance for credit losses for TDRs were $11.6 million and $11.0 million at June 30, 2021 and September 30, 2020, respectively. There were $0.5 million and nominal commitments to lend additional funds to borrowers whose loans were modified in a TDR at both June 30, 2021 and September 30, 2020.
27-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the amortized cost of the Company’s TDR balances as of June 30, 2021 and recorded value of TDR balances as of September 30, 2020.

	June 30, 2021		September 30, 2020
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(dollars in thousands)
Construction and development	$—	$22	n/a ¹	n/a ¹
Owner-occupied CRE	3,346	4,166	n/a ¹	n/a ¹
Non-owner-occupied CRE	11,756	10	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	n/a ¹	n/a ¹
Total commercial real estate	15,102	4,198	$23,215	$11,913
Agriculture	20,908	9,275	2,976	45,971
Commercial non real estate	4,626	22,769	8,734	4,803
Residential real estate	236	52	277	74
Consumer and other	—	18	3	31
Total	$40,872	$36,312	$35,205	$62,792
[1] Balance for this segment is included in total commercial real estate for September 30, 2020.
TDRs are generally restructured through either a rate modification, term extension, payment modification or due to a bankruptcy. The following table presents a summary of all accruing loans restructured in TDRs for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,						Nine Months Ended June 30,
	2021			2020			2021			2020
		Recorded Investment			Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Construction and development	—	$—	$—	n/a ¹	n/a ¹	n/a ¹	—	$—	$—	n/a ¹	n/a ¹	n/a ¹
Owner-occupied CRE	—	—	—	n/a ¹	n/a ¹	n/a ¹	1	638	638	n/a ¹	n/a ¹	n/a ¹
Non-owner-occupied CRE	—	—	—	n/a ¹	n/a ¹	n/a ¹	1	10,561	10,561	n/a ¹	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	—	n/a ¹	n/a ¹	n/a ¹	—	—	—	n/a ¹	n/a ¹	n/a ¹
Total commercial real estate	—	—	—	1	12,001	12,001	2	11,199	11,199	2	14,880	14,880
Agriculture	—	—	—	—	—	—	1	654	654	2	993	993
Commercial non-real estate	—	—	—	—	—	—	1	212	212	4	5,096	5,096
Residential real estate	—	—	—	—	—	—	—	—	—	1	50	50
Consumer and other	—	—	—	—	—	—	—	—	—	—	—	—
Total accruing	—	$—	$—	1	$12,001	$12,001	4	$12,065	$12,065	9	$21,019	$21,019
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—	—	—	—
[1] Balance for this segment is included in total commercial real estate for the three and nine months ended June 30, 2020.
28-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of all nonaccruing loans restructured in TDRs for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,						Nine Months Ended June 30,
	2021			2020			2021			2020
		Recorded Investment			Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Construction and development	—	$—	$—	n/a ¹	n/a ¹	n/a ¹	—	$—	$—	n/a ¹	n/a ¹	n/a ¹
Owner-occupied CRE	2	1,446	1,446	n/a ¹	n/a ¹	n/a ¹	2	1,446	1,446	n/a ¹	n/a ¹	n/a ¹
Non-owner-occupied CRE	—	—	—	n/a ¹	n/a ¹	n/a ¹	—	—	—	n/a ¹	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	—	n/a ¹	n/a ¹	n/a ¹	—	—	—	n/a ¹	n/a ¹	n/a ¹
Total commercial real estate	2	1,446	1,446	—	—	—	2	1,446	1,446	1	2,216	2,216
Agriculture	6	1,758	1,758	1	19,342	19,342	9	4,305	4,305	11	20,797	20,797
Commercial non-real estate	3	15,238	15,238	3	922	922	4	15,982	15,982	5	1,752	1,752
Residential real estate	—	—	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—	—	—
Total nonaccruing	11	$18,442	$18,442	4	$20,264	$20,264	15	$21,733	$21,733	17	$24,765	$24,765
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—	—	—	—
[1] Balance for this segment is included in total commercial real estate for the three and nine months ended June 30, 2020.
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default or a charge-off for the three and nine months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2021		2020		2021		2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Construction and development	—	$—	n/a ¹	n/a ¹	—	$—	n/a ¹	n/a ¹
Owner-occupied CRE	—	—	n/a ¹	n/a ¹	—	—	n/a ¹	n/a ¹
Non-owner-occupied CRE	—	—	n/a ¹	n/a ¹	—	—	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	n/a ¹	n/a ¹	—	—	n/a ¹	n/a ¹
Total commercial real estate	—	—	1	$1,720	—	—	1	$1,720
Agriculture	—	—	5	166	—	—	10	1,261
Commercial non-real estate	—	—	4	1,308	—	—	4	1,308
Residential real estate	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	—	$—	10	$3,194	—	$—	15	$4,289
[1] Balance for this segment is included in total commercial real estate for the three and nine months ended June 30, 2020.
For purposes of the table above, a loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. There were no loans removed from TDR status during the three and nine months ended June 30, 2021 and $0.0 million and $0.3 million loans removed from TDR status during the three and nine months ended June 30, 2020, respectively, as they were restructured at market terms and are performing.
29-

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
The following tables presents ACL activity by loan portfolio segment for the three and nine months ended June 30, 2021.

Three Months Ended June 30, 2021	Beginning balance, April 1, 2021	Charge-offs	Recoveries	Provision for (reversal of) credit losses on loans	Ending balance, June 30, 2021
	(dollars in thousands)
Construction and development	$15,088	$—	$38	$1,054	$16,180
Owner-occupied CRE	24,611	(483)	97	(3,793)	20,432
Non-owner-occupied CRE	135,933	(3,310)	1	(6,668)	125,956
Multifamily residential real estate	11,855	(377)	—	(5,317)	6,161
Total commercial real estate	187,487	(4,170)	136	(14,724)	168,729
Agriculture	45,783	(1,654)	176	(3,648)	40,657
Commercial non-real estate	52,074	(19)	301	(1,332)	51,024
Residential real estate	8,903	(1)	29	(893)	8,038
Consumer and other	1,706	(150)	141	153	1,850
Total	$295,953	$(5,994)	$783	$(20,444)	$270,298

Nine Months Ended June 30, 2021	Adjusted balance September 30, 2020 ¹	Adoption of ASU 2016-13, as amended	Adjusted beginning balance, October 1, 2020	Charge-offs	Recoveries	(Reversal of) provision for credit losses on loans	Ending balance, June 30, 2021
	(dollars in thousands)
Construction and development	$7,012	$11,963	$18,975	$(27)	$377	$(3,145)	$16,180
Owner-occupied CRE	20,530	4,298	24,828	(483)	98	(4,011)	20,432
Non-owner-occupied CRE	50,965	98,986	149,951	(36,951)	455	12,501	125,956
Multifamily residential real estate	6,726	2,681	9,407	(377)	—	(2,869)	6,161
Total commercial real estate	85,233	117,928	203,161	(37,838)	930	2,476	168,729
Agriculture	27,018	24,360	51,378	(5,042)	2,673	(8,352)	40,657
Commercial non-real estate	27,599	32,938	60,537	(4,750)	860	(5,623)	51,024
Residential real estate	7,465	2,595	10,060	(300)	248	(1,970)	8,038
Consumer and other	2,572	(532)	2,040	(619)	428	1	1,850
Total	$149,887	$177,289	$327,176	$(48,549)	$5,139	$(13,468)	$270,298
1 At September 30, 2020, the allowance balances were reclassified to align with the eight loan portfolio pools established for adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs. For additional information, see Note 2.

The allowance for unfunded commitments was $2.1 million and $2.4 million at June 30, 2021 and September 30, 2020, respectively, and is recorded in accrued expenses and other liabilities on the consolidated balance sheets. The reversal of provision for unfunded commitments was $0.2 million and $0.3 million for the three and nine months ended June 30, 2021, respectively, and is included in provision for credit losses in the consolidated statements of income. The provision for unfunded commitments was $2.2 million and $2.9 million for the three and nine months ended June 30, 2020, respectively, and is included in other noninterest expense in the consolidated statements of income.
30-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following tables present ACL activity by loan portfolio segment for the three and nine months ended June 30, 2020.

Three Months Ended June 30, 2020	Beginning balance, April 1, 2020	Charge-offs	Recoveries	Provision for credit losses on loans	Impairment of ASC 310-30 loans	Ending balance, June 30, 2020
	(dollars in thousands)
Commercial real estate	$64,414	$(1,335)	$121	$15,392	$31	$78,623
Agriculture	29,526	(4,250)	735	3,418	—	29,429
Commercial non-real estate	31,766	(3,210)	131	359	—	29,046
Residential real estate	8,356	(92)	48	229	—	8,541
Consumer and other	1,888	(1,720)	139	2,203	9	2,519
Total	$135,950	$(10,607)	$1,174	$21,601	$40	$148,158

Nine Months Ended June 30, 2020	Beginning balance, October 1, 2019	Charge-offs	Recoveries	Provision for credit losses on loans	(Improvement) impairment of ASC 310-30 loans	Ending balance, June 30, 2020
	(dollars in thousands)
Commercial real estate	$16,827	$(2,789)	$355	$64,249	$(19)	$78,623
Agriculture	30,819	(13,378)	2,143	10,110	(265)	29,429
Commercial non-real estate	17,567	(8,269)	303	19,445	—	29,046
Residential real estate	4,095	(379)	360	4,023	442	8,541
Consumer and other	1,466	(2,825)	324	3,524	30	2,519
Total	$70,774	$(27,640)	$3,485	$101,351	$188	$148,158
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
The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by the Company as of June 30, 2021 and September 30, 2020.

	June 30, 2021			September 30, 2020
	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps - FVO loan portfolio
Financial institution counterparties	$522,170	$—	$(37,253)	$592,241	$—	$(62,587)
Interest rate swaps - Other
Financial institution counterparties	782,712	—	(1,046)	641,189	—	(1,672)
Customer counterparties	782,712	55,329	(3,733)	641,189	83,533	—
Interest rate caps
Financial institution counterparties	30,529	5	—	20,538	2	—
Customer counterparties	30,529	—	(5)	20,538	—	(2)
Risk participation agreements	107,552	—	(207)	80,681	—	(32)
Mortgage loan commitments	45,349	—	(6)	92,278	—	(96)
Mortgage loan forward sale contracts	44,577	6	—	94,084	96	—
Total	$2,346,130	$55,340	$(42,250)	$2,182,738	$83,631	$(64,389)
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
31-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide information on the Company's netting adjustments as of June 30, 2021 and September 30, 2020.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
As of June 30, 2021
Total Derivative Assets	$55,340	$(2,898)	$13,474	$65,916
Total Derivative Liabilities ¹	(42,250)	2,898	35,607	(3,745)
[1] There was an additional $25.8 million of collateral held for initial margin with a Futures Clearing Merchant for clearing derivatives at June 30, 2021 and is included in other assets in the consolidated balance sheets.

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
The effect of derivatives on the consolidated statements of income for the three and nine months ended June 30, 2021 and 2020 was as follows.

		Amount of (Loss) Gain Recognized in Consolidated Statements of Income
		Three Months Ended June 30,		Nine Months Ended June 30,
	Location of (Loss) Gain Recognized in Consolidated Statements of Income	2021	2020	2021	2020
		(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps - FVO loan portfolio	Derivative interest expense	$(3,117)	$(3,040)	$(9,692)	$(5,181)
Interest rate swaps - FVO loan portfolio	Change in fair value of FVO loans and related derivatives	(3,685)	(2,883)	27,641	(36,148)
Interest rate swaps and other derivatives	Other derivative income	1,530	2,242	5,683	950
Mortgage loan commitments	Other derivative income	175	(627)	90	21
Mortgage loan forward sale contracts	Other derivative income	(175)	627	(90)	(21)

32-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
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
Long-term loans for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $16.6 million at June 30, 2021 and a net favorable difference of approximately $37.3 million at September 30, 2020. The total unpaid principal balance of these long-term loans was approximately $528.5 million and $617.9 million at June 30, 2021 and September 30, 2020, respectively. The fair value of these loans is included in total loans in the consolidated balance sheets and are grouped with commercial real estate, agricultural and commercial non-real estate loans in Note 4. As of June 30, 2021 and September 30, 2020, there were loans with a fair value of $13.0 million and $21.7 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $13.1 million and $26.2 million, respectively.
Changes in fair value for items for which the fair value option has been elected were an increase in fair value of $7.8 million and $25.2 million for the three and nine months ended June 30, 2021, respectively, and a decrease in fair value of $22.1 million and $1.5 million for the three and nine months ended June 30, 2020, respectively. These changes in fair value are reported net of the related derivative activity in change in fair value of FVO loans and related derivatives within the consolidated statements of income.
For long-term loans, $4.1 million and $2.7 million for the three and nine June 30, 2021, respectively, and $23.3 million and $35.9 million for the three and nine months ended June 30, 2020, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
7. Core Deposits and Other Intangibles
The following table presents a summary of intangible assets subject to amortization as of June 30, 2021 and September 30, 2020.

	Core Deposit Intangible	Customer Relationships Intangible	Other Intangible	Total
	(dollars in thousands)
As of June 30, 2021
Gross carrying amount	$7,339	$3,172	$538	$11,049
Accumulated amortization	(4,858)	(427)	(374)	(5,659)
Net intangible assets	$2,481	$2,745	$164	$5,390

As of September 30, 2020
Gross carrying amount	$7,339	$3,172	$538	$11,049
Accumulated amortization	(4,316)	(244)	(325)	(4,885)
Net intangible assets	$3,023	$2,928	$213	$6,164
Amortization expense of intangible assets were $0.2 million and $0.8 million for the three and nine months ended June 30, 2021, respectively, and $0.3 million and $1.2 million for the three and nine months ended June 30, 2020, respectively.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2021	$240
2022	929
2023	831
2024	742
2025	683
2026 and thereafter	1,965
Total	$5,390

33-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
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
The Company leases certain branch and corporate offices, land and ATM facilities through operating leases with terms typically ranging from 1 to 15 years, with the longest term having a lease expiration of March 31, 2034. The Company has no significant financing leases as of June 30, 2021.
The following table summarizes the ROU asset and lease liability as of June 30, 2021 and September 30, 2020.

	June 30, 2021	September 30, 2020
	(dollars in thousands)
ROU asset	$19,861	$22,709
Total lease liability	21,019	24,114
Weighted average remaining lease term	5.85 years	6.29 years
Weighted average discount rate ¹	1.82%	1.83%
[1] The Company uses its incremental borrowing rate to calculate the present value of lease payments when the interest rate implicit in the lease is not disclosed.
Total lease expense incurred by the Company was $1.6 million and $5.0 million for the three and nine months ended June 30, 2021, respectively, and $1.8 million and $5.4 million for the three and nine months ended June 30, 2020, respectively, principally made up of contractual lease payments for operating leases.
As of June 30, 2021 and September 30, 2020, the Company had no operating leases that had not yet commenced.
The following table presents supplemental cash flow information related to leases for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$1,413	$1,400	$4,341	$4,226
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$(443)	$2,415	$2,444	$8,046
34-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents a maturity analysis of the Company's operating lease liability as of June 30, 2021.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2021	$1,895
2022	4,973
2023	4,294
2024	3,545
2025	2,605
2026 and thereafter	5,446
Total undiscounted lease payments	22,758
Less: Amounts representing interest	(1,739)
Lease liability	$21,019

9. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $95.4 million and $82.6 million and fair value of approximately $96.2 million and $84.7 million at June 30, 2021 and September 30, 2020, respectively. In most cases, in alignment with the repurchase agreements in place with customers, the Company over-collateralizes the agreements at 102% of total funds borrowed to protect the purchaser from changes in market value. Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered.
The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at June 30, 2021 and September 30, 2020.

	June 30, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$80,167	$—	$—	$—	$80,167
Total repurchase agreements	$80,167	$—	$—	$—	$80,167

	September 30, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$65,506	$—	$—	$—	$65,506
Total repurchase agreements	$65,506	$—	$—	$—	$65,506
10. FHLB Advances and Other Borrowings
FHLB advances and other borrowings consist of the following at June 30, 2021 and September 30, 2020.

	June 30, 2021	September 30, 2020
	(dollars in thousands)
Short-term borrowings:
Fed funds purchased, matured in October 2020	$—	$75,000
Long-term borrowings:
Notes payable to FHLB, interest rates from 2.76% to 2.88% and maturity dates from September 2022 to September 2024 collateralized by real estate loans	120,000	120,000
Total	$120,000	$195,000
35-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
As of June 30, 2021 and September 30, 2020, the Company had a borrowing capacity of $911.0 million and $947.7 million, respectively, with the FRB Discount Window. Principal balances of loans pledged to the FRB Discount Window to collateralize the borrowing totaled $1.08 billion at June 30, 2021 and $1.17 billion at September 30, 2020. The Company has secured this line for contingency funding.
As of June 30, 2021 and September 30, 2020, based on its collateral pledged, the additional borrowing capacity of the Company with the FHLB was $1.79 billion and $2.03 billion, respectively.
Principal balances of loans pledged to the FHLB to collateralize notes payable totaled $3.42 billion and $4.07 billion at June 30, 2021 and September 30, 2020, respectively. The Company purchased letters of credit from the FHLB to pledge as collateral on public deposits. The amount outstanding was $0.0 million and $75.0 million at June 30, 2021 and September 30, 2020, respectively. The Company had additional letters of credit from the FHLB of $10.2 million and $14.6 million at June 30, 2021 and September 30, 2020, respectively, for other purposes.
As of June 30, 2021, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows.

Fiscal year	Amount
(dollars in thousands)
Remaining in 2021	$—
2022	30,000
2023	30,000
2024	60,000
2025	—
2026 and thereafter	—
Total	$120,000

11. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has seven trusts which were created or assumed as part of prior acquisitions that as of June 30, 2021 have 73,400 shares in the aggregate issued and outstanding, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities"). These seven trusts were established and exist for the sole purpose of issuing Preferred Securities and investing the proceeds in junior subordinated deferrable interest debentures ("Debentures") issued by the Company. The Debentures constitute the sole assets of the seven trusts. The Preferred Securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus a range from 1.48% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock, but not beyond the respective maturity date. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for all seven Preferred Securities as the initial call option date has passed. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's common and preferred stock. The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related Debentures. The Company’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable, and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.
For regulatory purposes, the Debentures qualify as elements of capital. As of June 30, 2021 and September 30, 2020, Debentures, net of fair value adjustment, of $73.9 million and $73.8 million, respectively, were eligible for treatment as Tier 1 capital.
Relating to the trusts, the Company held as assets $2.5 million in common shares at June 30, 2021 and September 30, 2020, which are included in other assets on the consolidated balance sheets.
36-

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
Subordinated debentures and subordinated notes payable are summarized as follows.

	June 30, 2021		September 30, 2020
	Amount Outstanding	Common Shares Held in Other Assets	Amount Outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to non-consolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	5,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	75,920	$2,520
Less: fair value adjustment ¹	(1,987)		(2,088)
Total junior subordinated debentures payable, net of fair value adjustment	73,933		73,832
Subordinated notes payable
Fixed to floating rate effective August 2020, 3.150% plus 3 month LIBOR	35,000		35,000
Total subordinated debentures and subordinated notes payable	$108,933		$108,832
[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.

12. Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan ("401(k) Plan"). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $1.7 million and $4.9 million for the three and nine months ended June 30, 2021, respectively, and $1.8 million and $5.1 million to the 401(k) Plan for the three and nine months ended June 30, 2020, respectively.
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
37-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
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
Stock compensation is recognized based on the number of awards expected to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of income. Stock compensation expense was $0.6 million and $3.0 million for the three and nine months ended June 30, 2021, respectively, and $1.1 million and $4.0 million for the three and nine months ended June 30, 2020, respectively. Related income tax benefits recognized were $0.1 million and $0.7 million for the three and nine months ended June 30, 2021, respectively, and $0.3 million and $1.0 million for the three and nine months ended June 30, 2020, respectively.
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of June 30, 2021 and September 30, 2020. The number of performance shares granted in the following table are reflected at the amount of achievement of the pre-established targets.

	June 30, 2021		September 30, 2020
	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted Shares
Restricted shares, beginning of fiscal year	249,180	$32.89	190,805	$37.20
Granted	180,125	18.92	147,282	30.68
Vested	(94,247)	33.42	(84,316)	38.60
Forfeited	(4,388)	26.90	(4,591)	36.18
Canceled	—	—	—	—
Restricted shares, end of period	330,670	$25.21	249,180	$32.89

Vested, but not issuable at end of period	87,324	$29.32	62,992	$33.98

Performance Shares
Performance shares, beginning of fiscal year	175,740	$33.56	173,332	$38.50
Granted	106,000	18.87	62,278	40.15
Vested	(25,452)	41.07	(54,861)	39.43
Forfeited	(5,242)	28.85	(5,009)	37.90
Canceled	—	—	—	—
Performance shares, end of period	251,046	$25.08	175,740	$33.56

Vested, but not issuable at end of period	5,612	$18.00	5,612	$18.00
As of June 30, 2021, there was $5.5 million of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a period of 3.6 years. The fair value of the vested, but not issued stock awards was $3.0 million and $0.9 million at June 30, 2021 and September 30, 2020, respectively.
38-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)
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
Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then the securities are classified as Level 2 securities and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include mortgage-backed, states and political subdivisions, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 securities were immaterial at June 30, 2021 and September 30, 2020.
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
39-

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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and September 30, 2020.

	Fair Value	Level 1	Level 2	Level 3 ¹
	(dollars in thousands)
As of June 30, 2021
U.S. Treasury securities	$99,150	$99,150	$—	$—
U.S. Agency securities	24,111	24,111	—	—
Mortgage-backed securities	1,980,596	—	1,980,596	—
States and political subdivision securities	48,377	—	48,377	—
Corporate debt securities	28,244	—	28,244	—
Other	1,036	—	1,036	—
Total securities available for sale	$2,181,514	$123,261	$2,058,253	$—
Derivatives-assets	$65,916	$—	$65,916	$—
Derivatives-liabilities	3,745	—	3,745	—
Fair value loans	545,149	—	545,149	—
Loan servicing rights	771	—	—	771
As of September 30, 2020
U.S. Treasury securities	$50,152	$50,152	$—	$—
U.S. Agency securities	25,060	25,060	—	—
Mortgage-backed securities	1,642,780	—	1,642,780	—
States and political subdivision securities	55,580	—	51,783	3,797
Other	1,054	—	1,054	—
Total securities available for sale	$1,774,626	$75,212	$1,695,617	$3,797
Derivatives-assets	$98,380	$—	$98,380	$—
Derivatives-liabilities	98	—	98	—
Fair value loans	655,185	—	655,185	—
Loan servicing rights	1,303	—	—	1,303
[1] All following disclosures related to Level 3 recurring and non-recurring assets do not include those deemed to be immaterial.
The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Loan servicing rights
Balance, beginning of period	$900	$1,863	$1,303	$2,255
Realized and unrealized loss ¹	(129)	(269)	(532)	(661)
Balance, end of period	$771	$1,594	$771	$1,594
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
40-

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
The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and September 30, 2020.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of June 30, 2021
Other repossessed property	$5,786	$—	$—	$5,786
Impaired loans	187,903	—	—	187,903
Mortgage loans held for sale, at lower of cost or fair value	1,377	—	1,377	—
Property held for sale	600	—	—	600
As of September 30, 2020
Other repossessed property	$17,991	$—	$—	$17,991
Impaired loans	669,968	—	—	669,968
Mortgage loans held for sale, at lower of cost or fair value	12,371	—	12,371	—
Property held for sale	600	—	—	600
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at June 30, 2021 were as follows.

	Fair Value of Assets / (Liabilities) at June 30, 2021	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other repossessed property	$5,786	Appraisal value	Collateral specific adjustment	N/A	N/A
Impaired loans	187,903	Appraisal value	Collateral specific adjustment	N/A	N/A
Property held for sale	600	Appraisal value	Collateral specific adjustment	N/A	N/A
41-

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
Fair values for on-balance sheet instruments as of June 30, 2021 and September 30, 2020 are as follows.

		June 30, 2021		September 30, 2020
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$1,756,345	$1,756,345	$432,887	$432,887
Securities purchased under agreements to resell	Level 1	104,523	104,523	—	—
Securities held to maturity	Level 1	13,666	13,707	—	—
Securities held to maturity	Level 2	185,329	184,868	—	—
Securities held to maturity	Level 3	3,450	3,450	—	—
Loans, net, excluding fair valued loans, loans held for sale and impaired loans ¹	Level 3	7,743,354	7,754,795	8,738,617	8,768,314
Liabilities
Time deposits	Level 2	797,185	798,418	1,282,978	1,287,814
FHLB advances and other borrowings	Level 2	120,000	127,027	195,000	204,715
Securities sold under repurchase agreements	Level 2	80,167	80,167	65,506	65,506
Subordinated debentures and subordinated notes payable	Level 2	108,933	96,988	108,832	96,424
[1] Includes $29.2 million and $29.0 million of net deferred loan fees at June 30, 2021 and September 30, 2020, respectively, of which carrying value approximates fair value.

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
The following information was used in the computation of basic and diluted earnings per share (EPS) for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)
Net income (loss)	$58,749	$5,400	$151,367	$(691,944)

Weighted average common shares outstanding	55,207,008	55,082,621	55,175,567	55,788,751
Dilutive effect of stock based compensation	317,971	62,998	234,006	—
Weighted average common shares outstanding for diluted earnings per share calculation	55,524,979	55,145,619	55,409,573	55,788,751

Basic earnings per share	$1.06	$0.10	$2.74	$(12.40)
Diluted earnings per share	$1.06	$0.10	$2.74	$(12.40)
The Company had zero and 9,570 shares of unvested performance stock as of June 30, 2021 and 2020, respectively, which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had zero and 125,544 shares of anti-dilutive stock awards outstanding as of June 30, 2021 and 2020, respectively.
42-

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Noninterest income (loss)
Service charges and other fees	$9,005	$7,731	$27,228	$28,328
Wealth management fees	3,477	2,773	9,688	8,859
Other	700	745	2,429	2,077
Noninterest income from contracts with customers within the scope of ASC Topic 606	13,182	11,249	39,345	39,264
Noninterest income (loss) within the scope of other GAAP Topics ¹	6,189	(22,932)	11,367	(35,297)
Total noninterest income (loss)	$19,371	$(11,683)	$50,712	$3,967
[1] The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's consolidated statements of income.

43-

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
Unless otherwise noted, references to "the current period" or "the current quarter" refer to the fiscal quarter ended June 30, 2021 and references to "the comparable period" or "the comparable quarter" refer to the fiscal quarter ended June 30, 2020.
Tax Equivalent Presentation
All references to net interest income, net interest margin, interest income on loans, yield on loans and the related non-GAAP adjusted financial measure of each item are presented on a FTE basis unless otherwise noted.
Overview
We are a full-service regional bank holding company focused on relationship-based business banking. Our Bank was established more than 80 years ago and we have achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. We serve our customers through 174 branches in attractive markets in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. We provide financial results based on a fiscal year ending September 30 as a single reportable segment.
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
Impact and Response to COVID-19 Pandemic
We conduct business in nine states, including Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. Many of these states placed significant restrictions on businesses and individuals at the outset of the COVID-19 pandemic. While many of these initial restrictions have been lifted, there is still the possibility that certain restrictions could be re-imposed or extended to contain further spread if the rate of infection were to surge again in any of these states, including as a result of the Delta variant that has recently caused an uptick in infections particularly among non-vaccinated individuals. As a financial institution, we are considered an essential business and we have therefore continued to operate on a modified basis throughout the pandemic to comply with governmental restrictions and public health authority guidelines.
We remain focused on keeping our employees safe and our bank running effectively to serve our customers and continue to monitor the continued spread of COVID-19 and its Delta variant. Our branches have been reopened across our footprint, and we are targeting a full return to work on September 7th that still provides for flexible remote work optionality and adherence to CDC guidelines in the office. For our customers, we have supported PPP, having provided over 4,800 loans for $727.3 million in the first round followed by over 4,100 loans for $249.5 million in the second round. We have processed over 4,300 loans totaling $612.0 million related to PPP forgiveness, resulting in an outstanding balance of $364.9 million as of June 30, 2021. Additionally, we granted both full and partial payment deferrals to help provide relief from COVID-19, which resulted in a peak of $1.69 billion of loans on deferral as of the third quarter of fiscal year 2020 that decreased to $19.7 million as of April 16, 2021 and to $0.2 million as of July 16, 2021.
44-

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
•We have experienced and continue to anticipate a slowdown in demand for our products and services, including the demand for traditional loans. Although the decline has been offset, in part, due to PPP loans under the CARES Act and other governmental programs established in response to the pandemic, the PPP forgiveness process will continue to lessen the positive impact of these programs;
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
•Declines in fair value of investment securities in our portfolio due to economic uncertainties could reduce the unrealized gains reported as part of our consolidated comprehensive income (loss); and
•In meeting our objective to maintain our capital levels and liquidity position through the COVID-19 pandemic, our Board of Directors indefinitely suspended additional stock buybacks and reduced our dividend payments from pre-pandemic levels, and could still determine to altogether forego future dividends in order to maintain and/or strengthen our capital and liquidity position.
Highlights for the Three and Nine Months Ended June 30, 2021
Net income was $58.7 million, or $1.06 per diluted share, for the third quarter of fiscal year 2021, compared to net income of $5.4 million, or $0.10 per diluted share, for the same period in fiscal year 2020, an increase of $53.3 million. The increase in net income in the current quarter was primarily due to a $33.6 million increase in net interest income after provision for credit losses combined with a $31.1 million increase in noninterest income and a $6.5 million decrease in noninterest expense, partially offset with a $17.8 million increase in provision for income taxes. Our efficiency ratio was 50.9% and 69.4%, respectively, for the third quarter of fiscal year 2021 and 2020. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest bearing liabilities, was 3.23%, 3.51% and 3.57%, respectively, for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020. Adjusted net interest margin, which reflects the derivative interest expense on interest rate swaps, was 3.13%, 3.40% and 3.47%, respectively, for the same periods. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin each decreased by 34 basis points compared to the same quarter in fiscal year 2020. Net interest margin decreased between the two periods primarily driven by securities yields, which decreased 63 basis points, partially offset by the yield on deposits, which decreased 25 basis points, and loan yields, which increased 3 basis points. A minimal increase of $0.1 million in the current quarter of the cost of interest rate swaps compared to the same period in fiscal year 2020 resulted in the flat difference between adjusted net interest margin and net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Total loans were $8.48 billion at June 30, 2021 compared to $10.08 billion at September 30, 2020, a decrease of $1.60 billion, or 15.9%. The net loan reduction was driven by sales of $267.5 million in hotel loans in fiscal year 2021, a net decrease of $362.4 million of PPP loans in the current period, a number of payoffs in nonaccrual and criticized loans, and an increase in paydowns across the commercial, agriculture and consumer portfolios.
Deposits were $11.54 billion at June 30, 2021, an increase of $529.0 million, or 4.8%, compared to $11.01 billion at September 30, 2020, due to a $892.1 million increase in checking and savings deposits across both business and consumer accounts, offset by a $184.9 million decrease in business and consumer time deposits and a $178.2 million decrease in public and brokered deposits. FHLB advances and other borrowings decreased by $75.0 million due to matured borrowings during the period.
45-

At June 30, 2021, nonaccrual loans were $210.1 million, a decrease of $114.8 million compared to September 30, 2020, driven by a number of payoffs, including $80.7 million of agriculture loans and $34.1 million of non-agriculture loans and no material downgrades. Classified loans were $612.2 million as of June 30, 2021, a decrease of $157.3 million from $769.5 million as of September 30, 2020, driven by a number of upgraded agriculture relationships, and a number of payoffs and sales in both agriculture and non-agriculture loans. Total other repossessed property balances were $11.5 million as of June 30, 2021, a decrease of $8.5 million, or 42.6%, compared to September 30, 2020.
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
The balance of the ACL increased to $270.3 million at June 30, 2021 from $149.9 million at September 30, 2020 due to the impact of CECL adoption on October 1, 2020, where we recognized a Day 1 increase in the ACL of $177.3 million. The increase in ACL related to the adoption of CECL was partially offset by a reversal of provision for credit losses of $13.8 million for the first nine months of fiscal year 2021 due to lower loan balances and improved economic factors. For the same period in fiscal year 2020, we recognized a provision for credit losses of $101.5 million as a result of the impact of the COVID-19 pandemic. Net charge-offs for the first nine months of fiscal year 2021 were $43.4 million, or 0.62% of average total loans on an annualized basis, compared to net charge-offs of $24.2 million, or 0.33% of average total loans on an annualized basis, for the comparable period in fiscal year 2020. The increase in charge-offs was driven by $34.0 million of charge-offs related to the sales of certain hotel loans during the period.
Tier 1 capital, total capital and Tier 1 leverage ratios were 14.5%, 16.0% and 10.1%, respectively, at June 30, 2021, compared to 11.8%, 13.3% and 9.4%, respectively, at September 30, 2020. In addition, our Common Equity Tier 1 ratio was 13.7% and 11.0% at June 30, 2021 and September 30, 2020, respectively. Our tangible common equity to tangible assets ratio was 8.8% at June 30, 2021 and 9.2% at September 30, 2020. All regulatory capital ratios remain above regulatory minimums to be considered "well capitalized". For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Key Factors Affecting Our Business and Financial Performance
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, our financial performance is impacted by a number of external factors outside our control, as well as our ability to execute on the key components of our strategy for continued success and future growth. There have been no material changes to these factors or key components of our strategy except as otherwise supplemented within our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.
46-

Results of Operations—Three and Nine Months Ended June 30, 2021 and 2020
Overview
The following table highlights certain key financial and performance information for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest income (FTE)	$104,219	$121,472	$331,988	$381,289
Interest expense	5,161	13,620	18,977	63,244
Noninterest income (loss)	19,371	(11,683)	50,712	3,967
Noninterest expense	60,505	67,049	177,057	932,432
(Reversal of) provision for credit losses ³	(20,699)	21,641	(13,800)	101,539
Net income (loss)	58,749	5,400	151,367	(691,944)
Adjusted net income ¹	58,749	5,400	151,367	77,754
Common shares outstanding	55,116,095	55,014,047	55,116,095	55,014,047
Weighted average diluted common shares outstanding	55,524,979	55,145,619	55,409,573	55,788,751
Earnings per common share - diluted	$1.06	$0.10	$2.74	$(12.40)
Adjusted earnings per common share - diluted ¹	1.06	0.10	2.74	1.39
Performance Ratios:
Net interest margin (FTE) ¹ ²	3.23%	3.57%	3.46%	3.61%
Adjusted net interest margin (FTE) ¹ ²	3.13%	3.47%	3.35%	3.55%
Return on average total assets ²	1.81%	0.17%	1.59%	(7.22)%
Return on average common equity ²	21.2%	1.9%	18.7%	(55.6)%
Return on average tangible common equity ¹ ²	21.4%	2.0%	18.9%	2.5%
Efficiency ratio ¹	50.9%	69.4%	48.5%	58.7%
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

Net Interest Income
The following table presents net interest income, net interest margin and adjusted net interest margin for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net interest income:
Total interest income (FTE)	$104,219	$121,472	$331,988	$381,289
Less: Total interest expense	5,161	13,620	18,977	63,244
Net interest income (FTE)	$99,058	$107,852	$313,011	$318,045
Net interest margin (FTE) and adjusted net interest margin (FTE) ¹
Average interest-earning assets	$12,299,046	$12,156,505	$12,112,699	$11,763,523
Average interest-bearing liabilities	11,864,829	11,493,387	11,622,695	11,049,204
Net interest margin (FTE)	3.23%	3.57%	3.46%	3.61%
Adjusted net interest margin (FTE) ¹	3.13%	3.47%	3.35%	3.55%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net interest income was $99.1 million for the third quarter of fiscal year 2021, compared to $107.9 million for the same period in fiscal year 2020, a decrease of $8.8 million, or 8.2%. Interest expense decreased $8.4 million driven by a $6.5 million decrease in deposit interest resulting from lower yields on interest-bearing deposits, along with a $1.9 million decrease in borrowings interest. The decrease in interest expense was partially offset by lower interest income of $17.3 million mainly driven by a $15.9 million decrease in loan interest due to lower volumes and lower yields. Securities interest decreased $1.9 million due to lower yields driven by the low interest rate environment.
47-

For the first nine months of fiscal year 2021, net interest income was $313.0 million, compared to $318.0 million for the same period in fiscal year 2020, a decrease of $5.0 million, or 1.6%. Interest expense decreased $44.2 million driven mainly by a $36.8 million decrease in deposit interest resulting from lower yields on interest-bearing deposits, along with a $7.4 million decrease in borrowings interest. The decrease in interest expense was partially offset by lower interest income of $49.3 million as loan interest decreased $41.0 million from lower volumes and lower yields. Securities interest decreased $8.3 million due to lower yields driven by the low interest rate environment.
Net interest margin was 3.23% and 3.57% for the third quarter of fiscal year 2021 and 2020, respectively, a decrease of 34 basis points, while the adjusted net interest margin was 3.13% and 3.47% for the same periods, respectively, a decrease of 34 basis points. Net interest margin was 3.46% and 3.61% for the first nine months of fiscal year 2021 and 2020, respectively, a decrease of 15 basis points, while the adjusted net interest margin was 3.35% and 3.55% for the same periods, respectively, a decrease of 20 basis points. The decrease in net interest margin for the three month period was primarily driven by securities yields, which decreased 63 basis points, partially offset by the yield on deposits, which decreased 25 basis points and loan yields, which increased 3 basis points. The decrease in net interest margin for the nine month period was primarily driven by securities yields, which decreased 69 basis points, and loan yields, which decreased 23 basis points, partially offset by the yield on deposits, which decreased 49 basis points. A $0.1 million and $4.5 million increase, respectively, in the cost of interest rate swaps between the three and nine month period in fiscal year 2021 and the comparable periods in fiscal year 2020, is the primary driver for the more pronounced decreases in adjusted net interest margin compared to the decreases in net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
48-

The following tables present the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the current and comparable three and nine month periods, respectively. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual are immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $712.9 million at June 30, 2021 and $741.5 million at June 30, 2020, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected in the following table has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. Prior to the October 1, 2020 adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, ASC 310-30 loans represented loans accounted for in accordance with ASC 310-30, Accounting for Purchased Loans, that were credit impaired at the time we acquired them. Non-ASC 310-30 loans represented loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them. After adoption of ASU 2016-13, as amended, all loans were presented as non-ASC 310-30 loans.

	Three Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest (FTE)	Yield / Cost ¹	Average Balance	Interest (FTE)	Yield / Cost ¹
	(dollars in thousands)
Assets
Interest-bearing bank deposits ²	$1,357,821	$306	0.09%	$144,805	$112	0.31%
Other interest-earning assets	121,981	348	1.14%	—	—	—%
Investment securities	2,318,325	8,642	1.50%	1,987,648	10,532	2.13%
Non-ASC 310-30 loans, net ³	8,500,919	94,923	4.48%	9,974,802	109,326	4.41%
ASC 310-30 loans, net ⁴	—	—	—%	49,250	1,502	12.27%
Loans, net	8,500,919	94,923	4.48%	10,024,052	110,828	4.45%
Total interest-earning assets	12,299,046	104,219	3.40%	12,156,505	121,472	4.02%
Noninterest-earning assets	743,109			598,159
Total assets	$13,042,155	$104,219	3.21%	$12,754,664	$121,472	3.83%
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$2,863,176			$2,414,567
Interest-bearing deposits	7,834,032	$2,618	0.13%	6,974,915	$5,604	0.32%
Time deposits	863,923	887	0.41%	1,430,246	4,407	1.24%
Total deposits	11,561,131	3,505	0.12%	10,819,728	10,011	0.37%
Securities sold under agreements to repurchase	74,785	14	0.08%	64,645	15	0.09%
FHLB advances and other borrowings	120,000	853	2.85%	500,248	2,524	2.03%
Subordinated debentures and subordinated notes payable	108,913	789	2.91%	108,766	1,070	3.96%
Total borrowings	303,698	1,656	2.19%	673,659	3,609	2.15%
Total interest-bearing liabilities	11,864,829	$5,161	0.17%	11,493,387	$13,620	0.48%
Noninterest-bearing liabilities	63,535			97,553
Stockholders' equity	1,113,791			1,163,724
Total liabilities and stockholders' equity	$13,042,155			$12,754,664
Net interest spread			3.04%			3.35%
Net interest income and net interest margin (FTE)		$99,058	3.23%		$107,852	3.57%
Less: Tax equivalent adjustment		1,595			1,601
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$97,463	3.18%		$106,251	3.52%
¹ Annualized for all partial-year periods.
[2] Interest income includes $0.1 million for the third quarter of fiscal year 2020 resulting from interest earned on derivative collateral included in other assets on the consolidated balance sheets. For the third quarter of fiscal year 2021, all amounts were included in other interesting-earning assets.

[3] Interest income includes $0.0 million and $0.2 million for the third quarter of fiscal years 2021 and 2020, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

[4] Beginning in the first quarter of fiscal year 2021, ASC 310-30 loans began being reported with non-ASC 310-30 loans. Upon adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, discounts on ASC 310-30 loans related to noncredit factors accreted to interest income were immaterial.

49-

	Nine Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest (FTE)	Yield / Cost ¹	Average Balance	Interest (FTE)	Yield / Cost ¹
	(dollars in thousands)
Assets
Interest-bearing bank deposits ²	$889,362	$622	0.09%	$78,164	$1,278	2.18%
Other interest-earning assets	71,085	592	1.11%	—	—	—%
Investment securities	2,123,979	25,079	1.58%	1,959,681	33,359	2.27%
Non-ASC 310-30 loans, net ³	9,028,273	305,695	4.53%	9,675,039	342,042	4.72%
ASC 310-30 loans, net ⁴	—	—	—%	50,639	4,610	12.16%
Loans, net	9,028,273	305,695	4.53%	9,725,678	346,652	4.76%
Total interest-earning assets	12,112,699	331,988	3.66%	11,763,523	381,289	4.33%
Noninterest-earning assets	653,353			1,046,576
Total assets	$12,766,052	$331,988	3.48%	$12,810,099	$381,289	3.98%
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$2,746,884			$2,111,445
Interest-bearing deposits	7,554,204	$9,780	0.17%	6,585,100	$31,060	0.63%
Time deposits	1,018,492	4,196	0.55%	1,655,059	19,758	1.59%
Total deposits	11,319,580	13,976	0.17%	10,351,604	50,818	0.66%
Securities sold under agreements to repurchase	74,235	45	0.08%	62,513	70	0.15%
FHLB advances and other borrowings	120,000	2,558	2.85%	526,372	8,737	2.22%
Subordinated debentures and subordinated notes payable	108,880	2,398	2.94%	108,715	3,619	4.45%
Total borrowings	303,115	5,001	2.21%	697,600	12,426	2.38%
Total interest-bearing liabilities	11,622,695	$18,977	0.22%	11,049,204	$63,244	0.76%
Noninterest-bearing liabilities	61,605			97,475
Stockholders' equity	1,081,752			1,663,420
Total liabilities and stockholders' equity	$12,766,052			$12,810,099
Net interest spread			3.26%			3.22%
Net interest income and net interest margin (FTE)		$313,011	3.46%		$318,045	3.61%
Less: Tax equivalent adjustment		4,770			4,638
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$308,241	3.40%		$313,407	3.56%
¹ Annualized for all partial-year periods.
[2] Interest income includes $0.8 million for the first nine months of fiscal year 2020 resulting from interest earned on derivative collateral included in other assets on the consolidated balance sheets. For the first nine months of fiscal year 2021, all amounts were included in other interest-earning assets.

[3] Interest income includes $0.0 million and $1.2 million for the first nine months of fiscal years 2021 and 2020, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

[4] Beginning in the first quarter of fiscal year 2021, ASC 310-30 loans began being reported with non-ASC 310-30 loans. Upon adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, discounts on ASC 310-30 loans related to noncredit factors accreted to interest income were immaterial.

50-

Interest Income
The following table presents interest income for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Interest income:
Loans (FTE)	$94,923	$110,828	$305,695	$346,652
Investment securities	8,642	10,532	25,079	33,359
Federal funds sold and other	654	112	1,214	1,278
Total interest income (FTE)	104,219	121,472	331,988	381,289
Less: Tax equivalent adjustment	1,595	1,601	4,770	4,638
Total interest income (GAAP)	$102,624	$119,871	$327,218	$376,651
Total interest income consists primarily of interest income on loans and interest income on our investment portfolio. Total interest income was $104.2 million for the third quarter of fiscal year 2021, compared to $121.5 million for the same period of fiscal year 2020, a decrease of $17.3 million, or 14.2%. Total interest income was $332.0 million for the first nine months of fiscal year 2021, compared to $381.3 million for the same period of fiscal year 2020, a decrease of $49.3 million, or 12.9%. Significant components of interest income are described in further detail below.
Loans. Interest income on loans decreased to $94.9 million in the third quarter of fiscal year 2021 from $110.8 million in the same period in fiscal year 2020, decrease of $15.9 million, or 14.4%. Interest income on loans was $305.7 million for the first nine months of fiscal year 2021, compared to $346.7 million for the same period of fiscal year 2020, a decrease of $41.0 million, or 11.8%. The decrease in loan interest for both periods was attributable to lower loan volumes and loan yields, which increased 3 basis points in third quarter of fiscal year 2021 and decreased 23 basis points in the first nine months of fiscal year 2021, reflecting the impact of PPP loans which yield a lower rate.
Our yield on loans is also affected by market interest rates, the level of adjustable rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on loans was 4.48% for the third quarter of fiscal year 2021, an increase of 3 basis points compared to the same period in fiscal year 2020. Adjusted for the derivative interest expense on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on loans was 4.33% for the third quarter of fiscal year 2021, a 4 basis point increase compared to the same period in fiscal year 2020. The average tax equivalent yield on loans was 4.53% for the first nine months of fiscal year 2021, a decrease of 23 basis points compared to the same period in fiscal year 2020, while the adjusted yield on loans was 4.38% for the first nine months of fiscal year 2021, a 27 basis point decrease compared to the same period in fiscal year 2020. For more information on our adjusted yield on non-ASC 310-30 loans, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The average duration, net of interest rate swaps, of the loan portfolio was 1.4 years as of June 30, 2021. Approximately 50%, or $4.20 billion, of the portfolio is comprised of fixed rate loans, $545.1 million of which have an original term of 5 years or greater for which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. For floating and variable rate loans in the portfolio, approximately 34% are indexed to Wall Street Journal Prime, 27% to 5-year Treasuries, 26% are indexed to 1-month LIBOR and the balance to various other indices. Less than 19% of our total loans' rates are floored, with an average interest rate floor 88 basis points above market rates as of June 30, 2021. In addition, there were approximately 7% of our total loans with rate floors that have not been reached, with an average interest rate 18 basis points below market rates.
Loan-related fee income of $9.5 million is included in interest income for the third quarter of fiscal year 2021, compared to $6.5 million for the same period in fiscal year 2020, an increase of $3.0 million. Loan-related fee income of $31.7 million is included in interest income for the first nine months of fiscal year 2021, compared to $14.6 million for the same period in fiscal year 2020, an increase of $17.1 million. The increases in both periods were driven by PPP loan fee amortization recognized in the current periods. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans.
51-

Investment Securities Portfolio. The carrying value of investment securities and FHLB stock, which is included in other assets in the consolidated balance sheets, totaled $2.40 billion as of June 30, 2021. Interest income on investments includes income earned on investment securities and FHLB stock. Interest income on investments was $8.6 million for the third quarter of fiscal year 2021, a decrease of $1.9 million, or 17.9%, from $10.5 million for the same period in fiscal year 2020, driven by a yield decrease to 1.50% from 2.13% for the same periods. Interest income on investments was $25.1 million for the first nine months of fiscal year 2021, a decrease of $8.3 million, or 24.8%, from $33.4 million for the same period in fiscal year 2020, driven by a yield decrease to 1.58% from 2.27% for the same periods.
The weighted average life of the investment portfolio was 4.0 and 3.2 years at June 30, 2021 and September 30, 2020, respectively. Average investments represented 18.8% and 16.4% of total average interest-earning assets for the third quarter of fiscal years 2021 and 2020, respectively.
Interest Expense
The following table presents interest expense for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Interest expense
Deposits	$3,505	$10,011	$13,976	$50,818
FHLB advances and other borrowings	867	2,539	2,603	8,807
Subordinated debentures and subordinated notes payable	789	1,070	2,398	3,619
Total interest expense	$5,161	$13,620	$18,977	$63,244
Total interest expense consists primarily of interest expense on three components: deposits, FHLB advances and other borrowings, and our outstanding subordinated debentures and subordinated notes payable. Total interest expense decreased $8.4 million, or 62.1%, to $5.2 million in the third quarter of fiscal year 2021, from $13.6 million in the same period in fiscal year 2020. Total interest expense decreased $44.2 million, or 70.0%, to $19.0 million for the first nine months of fiscal year 2021, from $63.2 million in the same period in fiscal year 2020. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of interest-bearing accounts and time deposits, was $3.5 million and $10.0 million for the third quarter of fiscal years 2021 and 2020, respectively, a decrease of $6.5 million. Interest expense on deposits was $14.0 million and $50.8 million for the first nine months of fiscal years 2021 and 2020, respectively, a decrease of $36.8 million. The decreases for both periods were a result of decreasing cost of deposits offset with increases in average deposit balances. Average deposit balances increased to $11.32 billion for the first nine months of fiscal year 2021, from $10.35 billion for the comparable period in fiscal year 2020, an increase of $968.0 million. The cost of deposits decreased to 0.17% for the first nine months of fiscal year 2021 from 0.66% for the same period of fiscal year 2020.
Average noninterest-bearing demand account balances increased to 24.8% of average total deposits for the third quarter of fiscal year 2021 from 22.3% for the comparable period in fiscal year 2020. Total average other liquid accounts, consisting of interest-bearing demand deposits, increased to 67.7% of total average deposits for the third quarter of fiscal year 2021, compared to 64.5% of total average deposits for the comparable period in fiscal year 2020, while time deposit accounts decreased to 7.5% of average total deposits for the third quarter of fiscal year 2021, compared to 13.2% in the comparable period in fiscal year 2020.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $0.9 million for the third quarter of fiscal year 2021, a decrease of $1.6 million compared to $2.5 million for the third quarter of fiscal year 2020, reflecting a weighted average cost of 2.85% and 2.03%, respectively, for the same periods. The average balance of FHLB advances and other borrowings was $120.0 million for the first nine months of fiscal year 2021 compared to $526.4 million for the same period in fiscal year 2020. Interest expense on FHLB advances and other borrowings was $2.6 million for the third quarter of fiscal year 2021, a decrease of $6.2 million compared to $8.8 million for the third quarter of fiscal year 2020, reflecting a weighted average cost of 2.85% and 2.22%, respectively, for the same periods. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 2.81% and 2.56% at June 30, 2021 and 2020, respectively, and the average tenor was 28 and 24 months for the same periods.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At June 30, 2021, we had pledged $3.42 billion of loans to the FHLB, against which we had borrowed $120.0 million.
52-

Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding junior subordinated debentures and subordinated notes payable was $0.8 million in third quarter of fiscal year 2021 and $1.1 million in the comparable period in fiscal year 2020, a decrease of $0.3 million. Interest expense on our outstanding junior subordinated debentures and subordinated notes payable was $2.4 million for the first nine months of fiscal year 2021 and $3.6 million in the comparable period in fiscal year 2020, a decrease of $1.2 million. The weighted average contractual rate on outstanding junior subordinated debentures was 2.35% and 2.85% at June 30, 2021 and 2020, respectively. The weighted average contractual rate on outstanding subordinated notes was 3.31% and 4.88% at June 30, 2021 and 2020, respectively.
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

	Current Quarter vs Comparable Quarter			Current 9 month period vs Comparable 9 month period
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$273	$—	$273	$820	$(573)	$247
Other interest earning assets	250	19	269	563	(874)	(311)
Investment securities	1,734	(3,624)	(1,890)	3,151	(11,431)	(8,280)
Loans	(16,998)	1,093	(15,905)	(24,835)	(16,122)	(40,957)
Total decrease	(14,741)	(2,512)	(17,253)	(20,301)	(29,000)	(49,301)
Increase (decrease) in interest expense:
Interest-bearing deposits	620	(3,606)	(2,986)	4,006	(25,286)	(21,280)
Time deposits	(1,311)	(2,209)	(3,520)	(5,765)	(9,797)	(15,562)
Securities sold under agreements to repurchase	2	(3)	(1)	11	(36)	(25)
FHLB advances and other borrowings	(2,427)	756	(1,671)	(8,169)	1,990	(6,179)
Subordinated debentures and subordinated notes payable	1	(282)	(281)	5	(1,226)	(1,221)
Total decrease	(3,115)	(5,344)	(8,459)	(9,912)	(34,355)	(44,267)
(Decrease) increase in net interest income (FTE)	$(11,626)	$2,832	$(8,794)	$(10,389)	$5,355	$(5,034)
53-

Provision for Credit Losses
We recognized a reversal of provision for credit losses of $20.7 million for the third quarter of fiscal year 2021 compared to a provision for credit losses of $21.6 million for the comparable period in fiscal year 2020, a decrease of $42.3 million between the periods. We recognized reversal of provision for credit losses of $13.8 million for the first nine months of fiscal year 2021 compared to a provision for credit losses of $101.5 million for the comparable period in fiscal year 2020, a decrease of $115.3 million between the periods. The reversal of provision for credit losses for both periods in fiscal year 2021 was due to lower loan balances in both periods and the increased benefit this quarter due to improved economic factors. The provision for credit losses for both periods in fiscal year 2020 was a result of the impact of the COVID-19 pandemic.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
(Reversal of) provision for credit losses, non-ASC 310-30 loans ¹	$(20,444)	$21,601	$(13,468)	$101,351
Decrease in provision for unfunded commitments reserve ²	(255)	—	(332)	—
Impairment in loan and lease losses, ASC 310-30 loans	—	40	—	188
(Reversal of) provision for credit losses, total	$(20,699)	$21,641	$(13,800)	$101,539
1 As presented above, the non-ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality. Upon adoption of CECL, ASC 310-30 loans and related activity began being reported with non-ASC 310-30 loans.

[2] For the three and nine months ended June 30, 2020, provision for unfunded commitments reserve of $2.2 million and $2.9 million, respectively, was recorded in other noninterest expense in the consolidated income statement.

Total Credit-Related Charges
We believe that the following table, which summarizes each component of the total credit-related charges incurred during the current and comparable quarters and nine months periods, is helpful to understanding the overall impact on our quarterly results of operations. Net other repossessed property charges includes other repossessed property operating costs, valuation adjustments and (loss) gain on sale of other repossessed properties, each of which entered other repossessed property as a result of the former borrower failing to perform on a loan obligation. Reversal of interest income on nonaccrual loans occurs when we become aware that a loan, for which we had been recognizing interest income, will no longer be able to perform according to the terms and conditions of the loan agreement, including repayment of interest owed to us, while a recovery of interest income on nonaccrual loans occurs when we receive repayment of interest owed to us. Loan fair value adjustments related to credit relate to the portion of our loan portfolio for which we have elected the fair value option; these amounts reflect the portion of the fair value adjustment related to expected credit losses in the portfolio of loans carried at fair value.

		Three Months Ended June 30,		Nine Months Ended June 30,
Item	Included within F/S Line Item(s):	2021	2020	2021	2020
		(Dollars in thousands)
(Reversal of) provision for credit losses ¹	(Reversal of) provision for credit losses ¹	$(20,699)	$21,641	$(13,800)	$101,539
Increase in provision for unfunded commitments reserve ¹	Other noninterest expense ¹	—	2,215	—	2,859
Net other repossessed property charges (income)	Net (gain) loss on repossessed property and other related expenses	(760)	2,475	(469)	8,508
Net (recovery) reversal of interest income on nonaccrual loans	Interest income on loans	(2,514)	1,070	(6,134)	4,164
Net realized credit loss on derivatives	Change in fair value of FVO loans and related derivatives	—	1,709	210	1,709
Loan fair value adjustment related to credit	Change in fair value of FVO loans and related derivatives	(4,111)	23,292	(2,674)	35,949
Total credit-related charges		$(28,084)	$52,402	$(22,867)	$154,728
[1] Beginning in the first quarter of fiscal year 2021, increase in provision for unfunded commitments reserve is included in provision for credit losses.
54-

We continue to evaluate the impact of the COVID-19 pandemic on our loan portfolio. Industries such as hotels & resorts (excluding casino hotels), casino hotels, restaurants, arts and entertainment, oil & energy, retail malls, airlines and healthcare have experienced varied business disruptions due to COVID-19. Since the beginning of the pandemic we have been closely monitoring the following loan segments (excluding PPP loans) given elevated industry risk from COVID-19: hotels & resorts (excluding casino hotels) with $709.7 million, or 8.7% of total loans, restaurants with $121.7 million, or 1.5% of total loans, arts and entertainment with $153.9 million, or 1.9% of total loans, senior care with $379.7 million, or 4.7% of total loans, and skilled nursing with $209.2 million, or 2.6% of total loans, for a total exposure of $1.57 billion, or 19.4% of total loans (excluding PPP loans) as of June 30, 2021, with $194.6 million of these loans being classified as of June 30, 2021 and loan exposure in other segments of identified industries being either immaterial or having not shown general distress thus far.
Noninterest Income
The following table presents noninterest income for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Noninterest income
Service charges and other fees	$9,005	$7,731	$27,228	$28,328
Wealth management fees	3,477	2,773	9,688	8,859
Mortgage banking income, net	2,157	2,422	9,937	5,179
Net gain on sale of securities and other assets	—	—	247	—
Other	2,209	1,190	5,141	3,490
Subtotal, service and product fees	16,848	14,116	52,241	45,856
Derivative interest expense	(3,117)	(3,040)	(9,692)	(5,181)
Change in fair value of FVO loans and related derivatives	4,110	(25,001)	2,480	(37,658)
Other derivative income (loss)	1,530	2,242	5,683	950
Subtotal, changes in fair value for loans at fair value and derivatives	2,523	(25,799)	(1,529)	(41,889)
Total noninterest income (loss)	$19,371	$(11,683)	$50,712	$3,967
Our noninterest income is comprised of the various fees we charge our customers for products and services we provide and the impact of changes in fair value of loans for which we have elected the fair value treatment and realized and unrealized gains (losses) on the related interest rate swaps we utilize to manage interest rate risk.
Noninterest income was $19.4 million for the third quarter of fiscal year 2021 compared to a noninterest loss of $11.7 million for the same period in fiscal year 2020, an increase of $31.1 million. Noninterest income was $50.7 million for the first nine months of fiscal year 2021 compared to $4.0 million for the same period in fiscal year 2020, an increase of $46.7 million. Significant components of noninterest income are described in further detail below.
Service and Product Fees. We recognized $16.8 million of noninterest income related to product and service fees in the third quarter of fiscal year 2021, an increase of $2.7 million, or 19.4%, compared to the same period in fiscal year 2020 due to increases in account activity and interchange fees and income from additional investments in bank owned life insurance purchased. We recognized $52.2 million of noninterest income related to product and service fees in for the first nine months of fiscal year 2021, an increase of $6.3 million, or 13.9%, compared to the same period in fiscal year 2020 primarily due to an increase in net mortgage banking income and income from the additional investments in bank owned life insurance purchased.
Changes in fair value for loans at fair value and derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For the third quarter of fiscal year 2021, these items accounted for $2.5 million of noninterest income compared to $25.8 million of noninterest loss for the same period in fiscal year 2020. The change for the period was driven by a favorable change in the credit risk adjustment of $27.2 million partially offset by a $0.5 million decrease in swap fees and a $0.1 million increase in the current cost of interest rate swaps due to changes in the interest rate environment. For the first nine months of fiscal year 2021, these items accounted for $1.5 million of noninterest loss compared to $41.9 million of noninterest loss for the same period in fiscal year 2020. The change for the period was driven by a favorable change in the credit risk adjustment of $43.2 million and a $0.2 million increase in swap fees, partially offset by a $4.5 million increase in the current cost of interest rate swaps due to changes in the interest rate environment. We believe that the derivative interest expense economically offsets the interest income earned on the related loans. We present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.
55-

Noninterest Expense
The following table presents noninterest expense for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$40,239	$39,042	$116,918	$112,259
Data processing and communication	7,054	5,817	19,825	17,713
Occupancy and equipment	5,105	5,251	15,829	15,941
Professional fees	4,644	7,382	12,293	16,409
Advertising	602	750	1,635	2,573
Net (gain) loss on repossessed property and other related expenses	(760)	2,475	(469)	8,508
Goodwill and intangible assets impairment	—	—	—	742,352
Other ¹	3,621	6,332	11,026	16,677
Total noninterest expense	$60,505	$67,049	$177,057	$932,432
Our noninterest expense consists primarily of salaries and employee benefits, data processing and communication, occupancy and equipment, professional fees and net loss on repossessed property, goodwill and intangible asset impairment and other related expenses. Noninterest expense was $60.5 million and $67.0 million for the third quarter of fiscal year 2021 and 2020, respectively, a decrease of $6.5 million. Noninterest expense was $177.1 million and $190.1 million (excluding $742.4 million of goodwill and intangible asset impairment) for the first nine months of fiscal year 2021 and 2020, respectively, a decrease of $13.0 million. The decreases for both periods were primarily driven by lower net loss on repossessed property and other related expenses, decreases in professional fees and other noninterest expense, partially offset by increases in salaries and employee benefits.
Our efficiency ratio was 50.9% and 69.4% for the third quarter of fiscal years 2021 and 2020, respectively. Our efficiency ratio was 48.5% and 58.7% for the first nine months of fiscal years 2021 and 2020, respectively. The higher ratios for both prior periods were mainly due to emergency rate cuts in the second quarter of fiscal year 2020 as a result of the COVID-19 pandemic which decreased net revenues, a decrease in deposit service charges from lower account activity combined with increased expense results from both one-off and recurring costs. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $18.3 million for the third quarter of fiscal year 2021 represents an effective tax rate of 23.7% compared to a provision for income taxes of $0.5 million, or an effective tax rate of 8.1%, for the comparable period of fiscal year 2020. The provision for income taxes of $44.3 million for the first nine months of fiscal year 2021 represents an effective tax rate of 22.7% compared to a benefit for income taxes of $24.7 million, or an effective tax rate of 3.4%, for the comparable period of fiscal year 2020. The substantial change in the effective tax rate for both prior comparable periods was due to the impairment of goodwill and certain intangible assets and provision for loan and lease losses in the second quarter of fiscal year 2020. A sizable portion of the goodwill impairment was related to non-tax-deductible goodwill for which no tax benefit was recorded. Excluding the COVID-19 pandemic related goodwill and certain intangible assets impairment and additional provision for loan and lease losses, the effective tax rate would have been 21.8% for the first nine months of fiscal year 2020.
Return on Assets and Equity
The following table presents our return on average total assets, return on average common equity and return on average tangible common equity for the dates presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Return on average total assets	1.81%	0.17%	1.59%	(7.22)%
Return on average common equity	21.2%	1.9%	18.7%	(55.6)%
Return on average tangible common equity ¹	21.4%	2.0%	18.9%	2.5%
[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

56-

Analysis of Financial Condition
The following table highlights certain key financial and performance information as of the dates indicated.

	As of June 30, 2021	As of September 30, 2020
	(dollars in thousands)
Balance Sheet and Other Information:
Total assets	$13,070,229	$12,604,439
Loans ¹	8,477,783	10,076,142
Allowance for credit losses ⁴	270,298	149,887
Deposits	11,537,777	11,008,779
Stockholders' equity	1,161,069	1,162,933
Tangible common equity ²	1,155,679	1,156,769
Tier 1 capital ratio	14.5%	11.8%
Total capital ratio	16.0%	13.3%
Tier 1 leverage ratio	10.1%	9.4%
Common equity tier 1 ratio	13.7%	11.0%
Tangible common equity / tangible assets ²	8.8%	9.2%
Book value per share - GAAP	$21.07	$21.14
Tangible book value per share ²	$20.97	$21.03
Nonaccrual loans / total loans	2.48%	3.22%
Net charge-offs (recoveries) / average total loans ³	0.62%	0.40%
Allowance for credit losses ⁴ / total loans	3.19%	1.49%
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

Our total assets were $13.07 billion at June 30, 2021, compared with $12.60 billion at September 30, 2020, an increase of $465.8 million, or 3.7%. The increase in total assets during the first nine months of fiscal year 2021 was principally attributable to an increase in cash and cash equivalents of $1.32 billion and an increase in investment securities of $609.3 million, partially offset by a decrease in net loans of $1.72 billion. At June 30, 2021, loans were $8.48 billion, compared to $10.08 billion at September 30, 2020. See "—Loan Portfolio" within this section for further discussion on the decrease in net loans. During the first nine months of fiscal year 2021, total deposits increased by $529.0 million, or 4.8%, compared to September 30, 2020. See "—Deposits" within this section for further discussion on the increase in total deposits.
57-

Loan Portfolio
The following table presents our loan portfolio at amortized cost by category at each of the dates indicated.

	June 30, 2021	September 30, 2020 [1]
	(dollars in thousands)
Construction and development	$433,293	$509,644
Owner-occupied CRE	1,318,196	1,417,394
Non-owner-occupied CRE	2,244,335	2,894,380
Multifamily residential real estate	592,544	533,983
Total commercial real estate	4,588,368	5,355,401
Agriculture	1,438,499	1,722,696
Commercial non-real estate	1,710,938	2,165,038
Residential real estate ³	631,688	730,812
Consumer and other ²	108,290	102,195
Total loans	8,477,783	10,076,142
Allowance for credit losses	(270,298)	(149,887)
Loans, net	$8,207,485	$9,926,255
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
During the first nine months of fiscal year 2021, total loans decreased by 15.9%, or $1.60 billion, compared to September 30, 2020. The net loan reduction was driven by sales of $267.5 million in hotel loans in fiscal year 2021, a net decrease of $362.4 million of PPP loans in the current period, a number of payoffs in nonaccrual and criticized loans, and an increase in paydowns across the commercial, agriculture and consumer portfolios.
The following table presents an analysis of the amortized cost of our loan portfolio at June 30, 2021, by borrower and collateral type and by each of the major geographic areas we use to manage our markets.

	June 30, 2021
	South Dakota / Minnesota / North Dakota	Iowa / Missouri	Nebraska / Kansas	Arizona	Colorado	Specialized Assets ¹	Corporate and Other ²	Total	%
	(dollars in thousands)
Construction and development	$52,264	$44,178	$98,531	$115,716	$98,859	$26,287	$(2,542)	$433,293	5.1%
Owner-occupied CRE	306,240	362,051	217,033	166,697	252,582	9,011	4,582	1,318,196	15.5%
Non-owner-occupied CRE	470,935	582,122	335,692	264,938	383,148	204,878	2,622	2,244,335	26.5%
Multifamily residential real estate	219,026	123,748	215,386	6,513	28,264	1,014	(1,407)	592,544	7.0%
Total commercial real estate	1,048,465	1,112,099	866,642	553,864	762,853	241,190	3,255	4,588,368	54.1%
Agriculture	360,568	232,460	93,416	591,526	115,919	28,846	15,764	1,438,499	17.0%
Commercial non-real estate	238,326	527,132	421,182	104,242	116,599	29,949	273,508	1,710,938	20.2%
Residential real estate ³	196,733	171,314	141,513	50,616	59,541	13,396	(1,425)	631,688	7.4%
Consumer and other	12,101	27,524	26,292	542	1,575	6	40,250	108,290	1.3%
Total	$1,856,193	$2,070,529	$1,549,045	$1,300,790	$1,056,487	$313,387	$331,352	$8,477,783	100.0%
% by location	21.9%	24.4%	18.3%	15.3%	12.5%	3.7%	3.9%	100.0%
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

58-

The following table presents additional detail regarding our agriculture, CRE and residential real estate loans at June 30, 2021.

June 30, 2021
(dollars in thousands)
Construction and development	$433,293
Owner-occupied CRE	1,318,196
Non-owner-occupied CRE	2,244,335
Multifamily residential real estate	592,544
Total commercial real estate	4,588,368
Agriculture real estate	680,975
Agriculture operating loans	757,524
Total agriculture	1,438,499
Commercial non-real estate	1,710,938
Home equity lines of credit	104,516
Closed end first lien	502,193
Closed end junior lien	24,979
Total residential real estate	631,688
Consumer and other	108,290
Total	$8,477,783
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
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at March 31, 2021, we were ranked the seventh-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core lending areas. We target a portfolio composition for agriculture loans not to exceed 225% of total capital according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. Over recent years, our borrowers have experienced volatile commodity prices, the adverse effects of tariffs imposed on the export of agricultural products, and the effects of waivers of the amount of ethanol to be blended into the country's gasoline production. While these events, the continuing impact of the COVID-19 pandemic or a further downturn in the agriculture economy, could directly and adversely affect our agricultural loan portfolio and indirectly and adversely impact other lending categories including commercial non-real estate, CRE, residential real estate and consumer, we believe there continues to typically be strong secondary sources of repayment for the agriculture loan portfolio.
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
59-

The following table presents the maturity distribution of our loan portfolio as of June 30, 2021. The maturity dates were determined based on the contractual maturity date of the loan.

	June 30, 2021
	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Construction and development	$180,706	$204,599	$47,988	$433,293
Owner-occupied CRE	78,438	505,523	734,235	1,318,196
Non-owner-occupied CRE	190,434	938,342	1,115,559	2,244,335
Multifamily residential real estate	116,272	234,066	242,206	592,544
Total commercial real estate	565,850	1,882,530	2,139,988	4,588,368
Agriculture	682,936	438,573	316,990	1,438,499
Commercial non-real estate	635,245	711,607	364,086	1,710,938
Residential real estate	40,435	130,295	460,958	631,688
Consumer and other	7,292	74,690	26,308	108,290
Total	$1,931,758	$3,237,695	$3,308,330	$8,477,783
The following table presents the distribution, as of June 30, 2021, of our loans that were due after one year between fixed and variable interest rates.

	June 30, 2021
	Fixed	Variable	Total
	(dollars in thousands)
Maturity distribution:
Construction and development	$52,425	$200,162	$252,587
Owner-occupied CRE	739,814	499,944	1,239,758
Non-owner-occupied CRE	909,655	1,144,246	2,053,901
Multifamily residential real estate	218,879	257,393	476,272
Total commercial real estate	1,920,773	2,101,745	4,022,518
Agriculture	569,769	185,794	755,563
Commercial non-real estate	715,092	360,601	1,075,693
Residential real estate	308,056	283,197	591,253
Consumer and other	42,139	58,859	100,998
Total	$3,555,829	$2,990,196	$6,546,025
Other Repossessed Property
In the normal course of business, we obtain title to real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. Other repossessed property assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the asset at an acceptable price in a timely manner. Our total other repossessed property carrying value was $11.5 million as of June 30, 2021, a decrease of $8.5 million, or 42.6%, compared to September 30, 2020, due primarily to three large liquidations during the period.
The following table presents our other repossessed property balances for the period indicated.

	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
	(dollars in thousands)
Balance, beginning of period	$17,529	$20,034
Additions to other repossessed property	3,151	4,029
Valuation adjustments and other	(241)	(714)
Sales	(8,941)	(11,851)
Balance, end of period	$11,498	$11,498
60-

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

	June 30, 2021	September 30, 2020
	(dollars in thousands)
Nonaccrual loans ¹
Construction and development	$22	n/a ³
Owner-occupied CRE	13,925	n/a ³
Non-owner-occupied CRE	6,972	n/a ³
Multifamily residential real estate	6,883	n/a ³
Total commercial real estate	27,802	$73,501
Agriculture	136,958	217,642
Commercial non-real estate	38,842	26,918
Residential real estate	6,450	6,811
Consumer and other	31	74
Total nonaccrual loans	210,083	324,946
Other repossessed property	11,498	20,034
Total nonperforming assets	221,581	344,980
Performing TDRs	40,872	35,205
Total nonperforming and restructured assets	$262,453	$380,185
Accruing loans 90 days or more past due	$10	$—
Nonperforming TDRs included in total nonaccrual loans	36,312	62,792

Percent of total assets
Total nonaccrual loans	1.61%	2.58%
Other repossessed property	0.09%	0.16%
Nonperforming assets ²	1.70%	2.74%
Nonperforming and restructured assets ²	2.01%	3.02%
[1] Includes nonperforming restructured loans.
[2] Includes nonaccrual loans, which includes nonperforming restructured loans.
[3] Balance for this segment is included in total commercial real estate for September 30, 2020.
At June 30, 2021 and September 30, 2020, our nonperforming assets were 1.70% and 2.74%, respectively, of total assets. Nonaccrual loans were $210.1 million as of June 30, 2021, which represented a total decrease in nonaccrual loans of $114.8 million compared to $324.9 million at September 30, 2020. The decrease resulted from a number of payoffs including $80.7 million of agriculture loans and $34.1 million of non-agriculture loans and no material downgrades.
We recognized approximately $7.2 million of interest income on loans that were on nonaccrual for the first nine months of fiscal year 2021. We had average nonaccrual loans (calculated as a two-point average) of $267.5 million outstanding during the first nine months of fiscal year 2021. Based on the average loan portfolio yield for these loans for the first nine months of fiscal year 2021, we estimate that interest income would have been $9.1 million higher during this period had these loans been accruing.
The Company implemented a more granular risk rating methodology as of October 1, 2020. We consistently monitor all loans internally rated "special mention" or worse because that rating indicates we have identified some potential weakness emerging; but loans rated "special mention" will not necessarily become problem loans or become impaired. Aside from the loans rated "special mention", we do not believe that we have any potential problem loans as of June 30, 2021 that are not already identified as nonaccrual, past due or restructured as it is our policy to promptly reclassify loans as soon as we become aware of doubts as to the borrowers’ ability to meet repayment terms.
61-

When we grant concessions to borrowers that we would not otherwise grant if not for the borrowers’ financial difficulties, such as reduced interest rates or extensions of loan periods, we consider these modifications TDRs.
The following table outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated.

	June 30, 2021			September 30, 2020
	Performing TDRs	Nonperforming TDRs	Total	Performing TDRs	Nonperforming TDRs	Total
	(dollars in thousands)
Construction and development	$—	$22	$22	n/a ¹	n/a ¹	n/a ¹
Owner-occupied CRE	3,346	4,166	7,512	n/a ¹	n/a ¹	n/a ¹
Non-owner-occupied CRE	11,756	10	11,766	n/a ¹	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	—	n/a ¹	n/a ¹	n/a ¹
Total commercial real estate	15,102	4,198	19,300	$23,215	$11,913	$35,128
Agriculture	20,908	9,275	30,183	2,976	45,971	48,947
Commercial non-real estate	4,626	22,769	27,395	8,734	4,803	13,537
Residential real estate	236	52	288	277	74	351
Consumer and other	—	18	18	3	31	34
Total	$40,872	$36,312	$77,184	$35,205	$62,792	$97,997
[1] Balance for this segment is included in total commercial real estate for September 30, 2020.
As of June 30, 2021, total performing TDRs increased $5.7 million, or 16.1%, compared to September 30, 2020. Total nonperforming TDRs decreased $26.5 million, or 42.2%, compared to September 30, 2020 primarily due to several relationship payoffs in the agriculture portfolio during the period.
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
Loans that are not reserved for on an individual basis are measured on a collective, or pooled basis ("collective reserve"). Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral type and expected credit loss patterns. The historical loss experience of the pool is generally the starting point for estimating expected credit losses under the collective reserve methodology. The historical loss experience rate of the loan pool is applied to each loan within the segment over the contractual life of each loan, adjusted for estimated prepayments. Management then determines an appropriate macroeconomic forecast based on the expectation of future conditions, including but not limited to the unemployment rate, which is the most significant factor, gross domestic product and corporate bond spreads, and applies the forecast to models which estimate the change in loss expectations relative to the historical loss rates. These models have been implemented in accordance with the Company's Model Risk Management Policy. Additionally, using its new risk rating system, the Company evaluates if the current credit quality of the portfolio materially differs from the one observed over the historical loss period and applies adjustments to the allowance accordingly. Qualitative adjustments may also be made to expected losses based on current and future conditions that may not be fully captured in the modeling components above, such as but not limited to industry, geographic and borrower concentrations, loans servicing practices and changes in underwriting criteria.
ASU 2016-13 requires institutions to establish a supportable forecast and reversion period for forecasted operating conditions. Management determined a two-year forecast period would capture the majority of the impact associated with current
62-

economic conditions and is short enough to be supportable. Additionally, loss rate forecasts follow a straight-line reversion back to the historical loss rate over one year following the initial forecast period.
The following table presents an analysis of our allowance for credit losses, including provisions for credit losses, charge-offs and recoveries, for the periods indicated.

	At and for the Nine Months Ended June 30, 2021	At and for the Fiscal Year Ended September 30, 2020
	(dollars in thousands)
Allowance for credit losses on loans:
Balance, beginning of period	$149,887	$70,774
Adoption of ASU 2016-13, as amended	177,289	—
Provision for credit losses ³	(13,468)	118,204
(Improvement) impairment of ASC 310-30 loans	—	188
Charge-offs:
Construction and development	(27)	n/a ⁴
Owner-occupied CRE	(483)	n/a ⁴
Non-owner-occupied CRE	(36,951)	n/a ⁴
Multifamily residential real estate	(377)	n/a ⁴
Total commercial real estate	(37,838)	(5,181)
Agriculture	(5,042)	(21,705)
Commercial non-real estate	(4,750)	(14,178)
Residential real estate	(300)	(615)
Consumer and other	(619)	(3,071)
Total charge-offs	(48,549)	(44,750)
Recoveries:
Construction and development	377	n/a ⁴
Owner-occupied CRE	98	n/a ⁴
Non-owner-occupied CRE	455	n/a ⁴
Multifamily residential real estate	—	n/a ⁴
Total commercial real estate	930	1,395
Agriculture	2,673	2,189
Commercial non-real estate	860	1,018
Residential real estate	248	453
Consumer and other	428	416
Total recoveries	5,139	5,471
Net loan charge-offs	(43,410)	(39,279)
Balance, end of period	$270,298	$149,887

Average total loans for the period ¹	$9,320,370	$9,908,495
Total loans at period end ¹	8,477,783	10,076,142
Ratios
Net charge-offs to average total loans ²	0.62%	0.40%
Allowance for credit losses on loans to:
Total loans	3.19%	1.49%
Nonaccruing loans	128.66%	46.13%
[1] Loans are shown at amortized cost.
[2] Annualized for partial-year periods.
[3] For June 30, 2021, (reversal of) provision for credit losses in the consolidated statements of income includes $(0.3) million of (reversal of) provision for unfunded commitments reserve.
[4] Balance for this segment is included in total commercial real estate for September 30, 2020.
In the first nine months of fiscal year 2021, net charge-offs were $43.4 million, or 0.62%, of average total loans on an annualized basis, comprised of $48.5 million of charge-offs and $5.1 million of recoveries. The net charge-offs included $34.0 million of charge-offs related to the sales of certain hotel loans during the period. Excluding those, net charge-offs for the period were $9.4 million, or 0.14% of average total loans (annualized). For fiscal year 2020, net charge-offs were $39.3 million, or 0.40%, of average total loans.
63-

At June 30, 2021, the allowance for credit losses on loans was 3.19% of our total loan portfolio, compared to 1.49% at September 30, 2020. The balance of the ACL increased to $270.3 million from $149.9 million over the same period due to the impact of CECL adoption on October 1, 2020, where we recognized a Day 1 increase in the ACL of $177.3 million, which resulted in a cumulative effect adjustment decrease of $132.9 million (after-tax) to retained earnings. The tax effect resulted in a $42.9 million increase in deferred tax assets. The increase in ACL related to the adoption of CECL was partially offset by a reversal of provision for credit losses of $13.8 million for the first nine months of fiscal year 2021 due to lower loan balances and improved economic factors. For the same period in fiscal year 2020, we recognized a provision for credit losses of $101.5 million as a result of the impact of the COVID-19 pandemic.
Additionally, a portion of our loans which are carried at fair value, totaling $545.1 million at June 30, 2021 and $655.2 million at September 30, 2020, respectively, have no associated allowance for credit losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for credit losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $23.3 million and $30.5 million at June 30, 2021 and September 30, 2020, respectively, or 0.28% and 0.30% of total loans, respectively.
The following table presents management’s allocation of the allowance for credit losses on loans by loan category, in both dollars and percentage of our total allowance for credit losses on loans, to specific loans in those categories at the dates indicated.

	June 30, 2021		Adjusted balance September 30, 2020 ¹
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Allocation of allowance for credit losses on loans:
Construction and development	$16,180	6.0%	$7,012	4.7%
Owner-occupied CRE	20,432	7.5%	$20,530	13.7%
Non-owner-occupied CRE	125,956	46.6%	$50,965	34.0%
Multifamily residential real estate	6,161	2.3%	$6,726	4.5%
Total commercial real estate	168,729	62.4%	$85,233	56.9%
Agriculture	40,657	15.0%	27,018	18.0%
Commercial non-real estate	51,024	18.9%	27,599	18.4%
Residential real estate	8,038	3.0%	7,465	5.0%
Consumer and other	1,850	0.7%	2,572	1.7%
Total	$270,298	100.0%	$149,887	100.0%
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
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an unfunded lending reserve related commitments that represents our estimate of credit losses on the portion of lending commitments that borrowers have not advanced. The Company's change in unfunded commitments reserve from the incurred loss methodology to the current expected credit loss methodology was immaterial as of the date of adoption and therefore no provision was recognized. The balance of the unfunded lending-related commitments reserve was $2.1 million and $2.4 million at June 30, 2021 and September 30, 2020, respectively, and is recorded in accrued expenses and other liabilities in the consolidated balance sheet.
64-

Investment Securities
The following table presents amortized cost of each category of our investment securities portfolio at the dates indicated.

	June 30, 2021	September 30, 2020
	(dollars in thousands)
Securities available for sale
U.S. Treasury securities	$99,047	$49,924
U.S. Agency securities	24,976	24,974
Mortgage-backed securities:
Government National Mortgage Association	312,811	485,689
Federal Home Loan Mortgage Corporation	977,156	578,650
Federal National Mortgage Association	439,752	287,842
Small Business Assistance Program	232,089	244,653
States and political subdivision securities	47,287	54,224
Corporate debt securities	28,000	—
Other	1,006	1,006
Total	$2,162,124	$1,726,962
Securities held to maturity
U.S. Treasury securities	$13,666	$—
Mortgage-backed securities:
Government National Mortgage Association	45,964	—
Federal Home Loan Mortgage Corporation	53,616	—
Federal National Mortgage Association	46,408	—
Small Business Assistance Program	39,341	—
States and political subdivision securities	3,450	—
Total	$202,445	$—
We generally invest excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment securities portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits, to maintain liquidity and to balance interest rate risk. Since September 30, 2020, the carrying value of the portfolio has increased by $609.3 million, or 34.3%.
65-

The following table presents the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield for each investment category for each maturity period held at June 30, 2021. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The weighted-average yield ("WA Yield") on these assets is presented in the following table based on the contractual rate, as opposed to a tax equivalent yield concept.

	June 30, 2021
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
Securities available for sale
U.S. Treasury securities	$—	—%	$49,362	0.78%	$49,685	1.22%	$—	—%	$—	—%	$—	—%	$99,047	1.00%
U.S. Agency securities	—	—%	24,976	1.13%	—	—%	—	—%	—	—%	—	—%	24,976	1.13%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,961,808	1.54%	—	—%	1,961,808	1.54%
States and political subdivision securities ¹ ²	18,198	1.72%	20,754	1.82%	8,335	1.99%	—	—%	—	—%	—	—%	47,287	1.81%
Corporate debt securities	—	—%	28,000	3.20%	—	—%	—	—%	—	—%	—	—%	28,000	3.20%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$18,198	1.72%	$123,092	0.85%	$58,020	1.33%	$—	—%	$1,961,808	1.54%	$1,006	—%	$2,162,124	1.54%
Securities held to maturity
U.S. Treasury securities	$—	—%	$—	—%	$13,666	1.38%	$—	—%	$—	—%	$—	—%	$13,666	1.38%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	185,329	1.23%	—	—%	185,329	1.23%
States and political subdivision securities ¹ ²	150	3.00%	500	2.00%	2,800	1.78%	—	—%	—	—%	—	—%	3,450	1.86%
Total	$150	3.00%	$500	2.00%	$16,466	1.45%	$—	—%	$185,329	1.23%	$—	—%	$202,445	1.25%
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
Deposits
We obtain funds from depositors by offering consumer and business interest-bearing accounts and term time deposits. At June 30, 2021 and September 30, 2020, our total deposits were $11.54 billion and $11.01 billion, respectively, representing an increase of $529.0 million, or 4.8%, due to a $892.1 million increase in checking and savings deposits across both business and consumer accounts, offset by a $184.9 million decrease in business and consumer time deposits and a $178.2 million decrease in public and brokered deposits.
66-

The following table presents the balances and weighted average cost of our deposit portfolio at June 30, 2021 and September 30, 2020.

	June 30, 2021		September 30, 2020
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Noninterest-bearing demand	$2,958,488	—%	$2,586,743	—%
Interest-bearing demand	7,782,104	0.13%	7,139,058	0.26%
Time deposits, greater than $250,000	183,820	0.70%	352,913	1.12%
Time deposits, less than or equal to $250,000	613,365	0.32%	930,065	0.75%
Total	$11,537,777	0.12%	$11,008,779	0.27%
At June 30, 2021 and September 30, 2020, we had $88.1 million and $329.0 million, respectively, in brokered deposits, a decrease of $240.9 million, or 73.2%.
Municipal public deposits constituted $1.31 billion and $1.25 billion of our deposit portfolio at June 30, 2021, and September 30, 2020, respectively, of which $929.1 million and $859.7 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 7.7% and 6.4% of our total deposits at June 30, 2021 and September 30, 2020, respectively.
The following table presents deposits by region.

	June 30, 2021	September 30, 2020
	(dollars in thousands)
South Dakota / Minnesota / North Dakota	$2,978,809	$2,870,119
Iowa / Missouri	3,446,128	3,184,321
Nebraska / Kansas	3,009,231	2,833,921
Arizona	652,397	590,567
Colorado	1,380,128	1,300,351
Specialized Assets	19,770	—
Other	51,314	229,500
Total deposits	$11,537,777	$11,008,779
We fund a portion of our assets with time deposits that have balances greater than $250,000 and that have maturities generally in excess of six months. At June 30, 2021 and September 30, 2020, our time deposits greater than $250,000 totaled $183.8 million and $352.9 million, respectively. The following table presents the maturities of our time deposits greater than $250,000 and less than or equal to $250,000 in size at June 30, 2021.

	June 30, 2021
	Greater than $250,000	Less than or equal to $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$51,972	$157,487
Over three through six months	44,936	143,720
Over six through twelve months	59,025	186,230
Over twelve months	27,887	125,928
Total	$183,820	$613,365
Percent of total deposits	1.6%	5.3%
At June 30, 2021 and September 30, 2020, the average remaining maturity of all time deposits was approximately 9 and 8 months, respectively. The average time deposits amount per account was approximately $26,687 and $37,174 at June 30, 2021 and September 30, 2020, respectively.
67-

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
We enter into RPAs with some of our derivative counterparties to assume the credit exposure related to interest rate derivative contracts. Our loan customer enters into an interest rate swap directly with a derivative counterparty and we agree through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $107.6 million and $80.7 million as of June 30, 2021 and September 30, 2020, respectively. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be $0.2 million and nominal at June 30, 2021 and September 30, 2020, respectively, based on the fair value of the underlying swaps.
Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted.

	At and for the Nine Months Ended June 30, 2021	At and for the Fiscal Year Ended September 30, 2020
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$80,167	$65,506
Other short-term borrowings	—	75,000
Total short-term borrowings	$80,167	$140,506

Maximum amount outstanding at any month-end during the period	$80,355	$539,809
Average amount outstanding during the period	74,235	218,340
Weighted average rate for the period	0.08%	0.75%
Weighted average rate as of date indicated	0.08%	0.09%
Other Borrowings
In addition to the short-term borrowings above, we also had FHLB long-term borrowings of $120.0 million outstanding as of both June 30, 2021 and September 30, 2020.
We had outstanding $73.9 million and $73.8 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of June 30, 2021 and September 30, 2020, respectively. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
68-

We issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, whose eligibility as Tier 2 capital was reduced by 20% beginning in the quarter ended September 30, 2020, and whose eligibility will continue to reduce 20% on the anniversary date thereof each of the next four years, bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 3.150%, payable quarterly on each November 15, February 15, April 15 and August 15. During the third quarter of fiscal year 2021, we incurred $0.8 million in interest expense on all outstanding subordinated debentures and notes compared to $1.1 million in the same period in fiscal year 2020. During the first nine months of fiscal year 2021, we incurred $2.4 million in interest expense on all outstanding subordinated debentures and notes compared to $3.6 million in the same period in fiscal year 2020.
Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at June 30, 2021. Customer deposit obligations categorized as "not determined" include noninterest-bearing demand accounts and interest-bearing demand accounts with no stated maturity date.

	June 30, 2021
	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$613,294	$100,233	$52,059	$1,523	$10,770,668	$11,537,777
Securities sold under agreement to repurchase	80,167	—	—	—	—	80,167
FHLB advances and other borrowings	—	30,000	90,000	—	—	120,000
Subordinated debentures	—	—	—	75,920	—	75,920
Subordinated notes payable	—	—	35,000	—	—	35,000
Accrued interest payable	1,773	—	—	—	—	1,773
Interest on FHLB advances	3,372	2,742	1,839	—	—	7,953
Interest on subordinated debentures	1,787	1,787	5,361	14,776	—	23,711
Interest on subordinated notes payable	1,157	1,157	2,459	—	—	4,773
Other Commitments:
Commitments to extend credit—non-credit card	$1,406,527	$225,981	$253,783	$216,852	$—	$2,103,143
Commitments to extend credit—credit card	128,174	—	—	—	—	128,174
Letters of credit	52,870	—	—	—	—	52,870
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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated.

	June 30, 2021	September 30, 2020
	(dollars in thousands)
Commitments to extend credit	$2,231,317	$2,138,138
Letters of credit	52,870	65,707
Total	$2,284,187	$2,203,845
69-

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
Great Western Bancorp, Inc. Our primary source of liquidity is cash obtained from dividends paid by our Bank. We primarily use our cash for the payment of dividends, when and if declared by our Board of Directors, and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our Bank through equity contributions and for acquisitions. At June 30, 2021, our holding company had $30.0 million of cash. During the third quarter of fiscal year 2021, we declared and paid a dividend of $0.01 per common share. The outstanding amount under our private placement subordinated capital notes was $35.0 million at June 30, 2021. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities. To this end, on June 1, 2020 we filed a shelf registration statement with the SEC registering an indeterminate amount of our common stock, debt securities and other securities which we may decide to issue in the future. The specific terms of any shares or other securities we choose to issue will be based on current market conditions and will be described in a supplement to the prospectus contained in the shelf registration statement.
Great Western Bank. Our Bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding. At June 30, 2021, our Bank had cash of $1.76 billion (inclusive of $30.0 million of cash from our holding company) and $2.18 billion of highly-liquid securities held in our investment portfolio, of which $1.30 billion were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our Bank had $120.0 million in FHLB borrowings at June 30, 2021, with additional available lines of $1.79 billion. Our Bank also had an additional borrowing capacity of $911.0 million with the FRB Discount Window. Our Bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At June 30, 2021, we had a total of $2.28 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our Bank’s reasonably foreseeable short-term and intermediate-term demands.
Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators.
70-

The following table presents our regulatory capital ratios at June 30, 2021 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	June 30, 2021
	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio ¹	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,334,600	14.5%	6.0%	N/A
Total capital	1,473,415	16.0%	8.0%	N/A
Tier 1 leverage	1,334,600	10.1%	4.0%	N/A
Common equity Tier 1 ²	1,260,666	13.7%	4.5%	N/A
Risk-weighted assets	9,230,762
Great Western Bank
Tier 1 capital	$1,332,490	14.4%	6.0%	8.0%
Total capital	1,443,306	15.6%	8.0%	10.0%
Tier 1 leverage	1,332,490	10.1%	4.0%	5.0%
Common equity Tier 1 ²	1,332,490	14.4%	4.5%	6.5%
Risk-weighted assets	9,228,725
[1] Does not include capital conservation buffer, which was 2.5% at June 30, 2021.
At June 30, 2021 and September 30, 2020, our Tier 1 capital included an aggregate of $73.9 million and $73.8 million, respectively, of trust preferred securities issued by our subsidiaries, net of fair value adjustment. At June 30, 2021, our Tier 2 capital included $110.8 million of the allowance for credit losses and $28.0 million of subordinated capital notes whose eligibility as Tier 2 capital was reduced by 20% beginning in the quarter ending September 2020. At September 30, 2020, our Tier 2 capital included $127.2 million of the allowance for credit losses and $28.0 million of subordinated capital notes. Our total risk-weighted assets were $9.23 billion at June 30, 2021.
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
71-

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

	At or for the nine months ended:		At or for the three months ended:
	June 30, 2021	June 30, 2020	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income (loss) - GAAP	$151,367	$(691,944)	$58,749	$51,299	$41,319	$11,136	$5,400
Add: COVID-19 related impairment of goodwill and certain intangible assets, net of tax	—	713,013	—	—	—	—	—
Add: COVID-19 impact on credit and other related charges, net of tax	—	56,685	—	—	—	—	—
Adjusted net income	$151,367	$77,754	$58,749	$51,299	$41,319	$11,136	$5,400

Weighted average diluted common shares outstanding	55,409,573	55,788,751	55,524,979	55,456,399	55,247,343	55,164,548	55,145,619
Earnings per common share - diluted	$2.74	$(12.40)	$1.06	$0.93	$0.75	$0.20	$0.10
Adjusted earnings per common share - diluted	$2.74	$1.39	$1.06	$0.93	$0.75	$0.20	$0.10

Pre-tax pre-provision income ("PTPP"):
Income (loss) before income taxes - GAAP	$195,696	$(716,597)	$77,028	$65,960	$52,708	$10,279	$5,878
Add: Provision for credit losses - GAAP	(13,800)	101,539	(20,699)	(5,000)	11,899	16,853	21,641
Add: Change in fair value of FVO loans and related derivatives - GAAP	(2,480)	37,658	(4,110)	(42)	1,672	24,648	25,001
Add: Goodwill impairment - GAAP	—	742,352	—	—	—	—	—
Pre-tax pre-provision income	$179,416	$164,952	$52,219	$60,918	$66,279	$51,780	$52,520

Tangible net income and return on average tangible common equity:
Net income (loss) - GAAP	$151,367	$(691,944)	$58,749	$51,299	$41,319	$11,136	$5,400
Add: Amortization of intangible assets and COVID-19 related impairment of goodwill and certain intangible assets, net of tax	775	714,078	253	261	261	261	261
Tangible net income (loss)	$152,142	$22,134	$59,002	$51,560	$41,580	$11,397	$5,661

Average common equity	$1,081,752	$1,663,420	$1,113,791	$1,049,388	$1,082,077	$1,174,996	$1,163,724
Less: Average goodwill and other intangible assets	5,744	498,644	5,485	5,742	6,004	6,265	6,527
Average tangible common equity	$1,076,008	$1,164,776	$1,108,306	$1,043,646	$1,076,073	$1,168,731	$1,157,197

Return on average common equity *	18.7%	(55.6)%	21.2%	19.8%	15.2%	3.8%	1.9%
Return on average tangible common equity **	18.9%	2.5%	21.4%	20.0%	15.3%	3.9%	2.0%
* Calculated as net income - GAAP divided by average common equity. Annualized for partial-year periods.
** Calculated as tangible net income divided by average tangible common equity. Annualized for partial-year periods.

	At or for the nine months ended:		At or for the three months ended:
	June 30, 2021	June 30, 2020	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in thousands except share and per share amounts)
Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis), on non-ASC 310-30 loans:
Net interest income - GAAP	$308,241	$313,407	$97,463	$102,870	$107,908	$106,018	$106,251
Add: Tax equivalent adjustment	4,770	4,638	1,595	1,577	1,598	1,508	1,601
Net interest income (FTE)	313,011	318,045	99,058	104,447	109,506	107,526	107,852
Add: Derivative interest expense	(9,692)	(5,180)	(3,117)	(3,182)	(3,393)	(3,541)	(3,040)
Adjusted net interest income (FTE)	$303,319	$312,865	$95,941	$101,265	$106,113	$103,985	$104,812

Average interest-earning assets	$12,112,699	$11,763,523	$12,299,046	$12,073,497	$11,965,555	$12,184,093	$12,156,505
Net interest margin (FTE) *	3.46%	3.61%	3.23%	3.51%	3.63%	3.51%	3.57%
Adjusted net interest margin (FTE) **	3.35%	3.55%	3.13%	3.40%	3.52%	3.40%	3.47%
* Calculated as net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets. Annualized for partial-year periods.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis), on non-ASC 310-30 loans:
Interest income - GAAP	$300,925	$337,404	$93,328	$100,274	$107,323	$106,305	$107,725
Add: Tax equivalent adjustment	4,770	4,638	1,595	1,577	1,598	1,508	1,601
Interest income (FTE)	305,695	342,042	94,923	101,851	108,921	107,813	109,326
Add: Derivative interest expense	(9,692)	(5,180)	(3,117)	(3,182)	(3,393)	(3,541)	(3,040)
Adjusted interest income (FTE)	$296,003	$336,862	$91,806	$98,669	$105,528	$104,272	$106,286

Average non-ASC310-30 loans	$9,028,273	$9,675,039	$8,500,919	$9,016,221	$9,567,679	$9,977,591	$9,974,802
Yield (FTE) *	4.53%	4.72%	4.48%	4.58%	4.52%	4.30%	4.41%
Adjusted yield (FTE) **	4.38%	4.65%	4.33%	4.44%	4.38%	4.16%	4.29%
* Calculated as interest income (FTE) divided by average loans. Annualized for partial-year periods.
** Calculated as adjusted interest income (FTE) divided by average loans. Annualized for partial-year periods.

Efficiency ratio:
Total revenue - GAAP	$358,953	$317,374	$116,834	$120,063	$122,056	$102,068	$94,568
Add: Tax equivalent adjustment	4,770	4,638	1,595	1,577	1,598	1,508	1,601
Total revenue (FTE)	$363,723	$322,012	$118,429	$121,640	$123,654	$103,576	$96,169

Noninterest expense	$177,057	$932,432	$60,505	$59,103	$57,449	$74,936	$67,049
Less: Amortization of intangible assets and COVID-19 related impairment of goodwill and certain intangible assets	775	743,484	253	261	261	261	278
Tangible noninterest expense	$176,282	$188,948	$60,252	$58,842	$57,188	$74,675	$66,771

Efficiency ratio *	48.5%	58.7%	50.9%	48.4%	46.2%	72.1%	69.4%
* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,161,069	$1,160,644	$1,161,069	$1,093,919	$1,068,501	$1,162,933	$1,160,644
Less: Goodwill and other intangible assets	5,390	6,425	5,390	5,643	5,904	6,164	6,425
Tangible common equity	$1,155,679	$1,154,219	$1,155,679	$1,088,276	$1,062,597	$1,156,769	$1,154,219

Total assets	$13,070,229	$12,934,328	$13,070,229	$13,013,739	$12,814,383	$12,604,439	$12,934,328
Less: Goodwill and other intangible assets	5,390	6,425	5,390	5,643	5,904	6,164	6,425
Tangible assets	$13,064,839	$12,927,903	$13,064,839	$13,008,096	$12,808,479	$12,598,275	$12,927,903

Tangible common equity to tangible assets	8.8%	8.9%	8.8%	8.4%	8.3%	9.2%	8.9%

	At or for the nine months ended:		At or for the three months ended:
	June 30, 2021	June 30, 2020	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in thousands except share and per share amounts)
Tangible book value per share:
Total stockholders' equity	$1,161,069	$1,160,644	$1,161,069	$1,093,919	$1,068,501	$1,162,933	$1,160,644
Less: Goodwill and other intangible assets	5,390	6,425	5,390	5,643	5,904	6,164	6,425
Tangible common equity	$1,155,679	$1,154,219	$1,155,679	$1,088,276	$1,062,597	$1,156,769	$1,154,219

Common shares outstanding	55,116,095	55,014,047	55,116,095	55,111,403	55,105,105	55,014,189	55,014,047
Book value per share - GAAP	$21.07	$21.10	$21.07	$19.85	$19.39	$21.14	$21.10
Tangible book value per share	$20.97	$20.98	$20.97	$19.75	$19.28	$21.03	$20.98

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2021, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
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
74-

Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus derivative interest expense) in hypothetical rising and declining rate scenarios calculated as of June 30, 2021 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shift downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with realistic results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Quarter Ended June 30, 2021
Change in Market Interest Rates as of June 30, 2021	Twelve Months Ending June 30, 2022	Twelve Months Ending June 30, 2023
Immediate Shifts
+400 basis points	20.70%	28.20%
+300 basis points	15.60%	21.60%
+200 basis points	10.40%	14.70%
+100 basis points	5.40%	7.80%
-100 basis points	(3.70)%	(8.30)%
Gradual Shifts
+400 basis points	5.90%
+300 basis points	4.50%
+200 basis points	3.10%
+100 basis points	1.70%
-100 basis points	(1.70)%
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities
We did not repurchase any of our common stock during the third quarter of fiscal year 2021.
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

Great Western Bancorp, Inc.
Date: August 4, 2021	By:	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Authorized Officer)

