Form 10-K
period 2021-09-30
Great Western Bancorp, Inc.
filed 2021-11-24
CIK 1613665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2021 was $1,669,324,397.
As of November 22, 2021, the number of shares of the registrant’s Common Stock outstanding was 55,118,468.

GREAT WESTERN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K

2-

EXPLANATORY NOTE
Except as otherwise stated or the context otherwise requires, references in this Annual Report on Form 10-K to:
•"we," "our," "us", "Great Western" and "Company" refers to Great Western Bancorp, Inc., a Delaware corporation, and its consolidated subsidiaries;
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
•"FIBK" or "First Interstate" refers to First Interstate BancSystem, Inc.;
•"FinCEN" refers to the Financial Crimes Enforcement Network;
•"FINRA" refers to the Financial Industry Regulatory Authority;
•"FNMA" refers to the Federal National Mortgage Association;
•"FRB" or "Federal Reserve" refers to the Board of Governors of the Federal Reserve System;
•"FTE" refers to fully-tax equivalent;
•"GAAP" refers to U.S. generally accepted accounting principles;
3-

•"GLB Act" refers to Gramm-Leach-Bliley Act;
•"GSE" refers to a Government Sponsored Enterprise;
•"HELOC" refers to home equity lines of credit;
•"HF Financial" refers to HF Financial Corporation, which we acquired in 2016;
•"HUD" refers to the U.S. Department of Housing and Urban Development;
•"IRS" refers to the Internal Revenue Service;
•"LIBOR" refers to London Interbank Offered Rate, and is a benchmark interest rate index for various adjustable-rate products;
•"MERS" refers to the Mortgage Electronic Registration Systems, Inc.;
•"MDOB" refers to the Montana Division of Banking;
•"NAB" refers to National Australia Bank Limited, an Australian public company that was our ultimate parent company prior to our initial public offering in October 2014 and, until July 31, 2015, our principal ultimate stockholder;
•"NASDAQ" refers to the National Association of Securities Dealers Automated Quotations;
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
5-

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
•disruption to our businesses as a result of our September 15, 2021 announcement and pendency of our merger with and into First Interstate (the “Pending Merger”), including through deposit attrition, customer and revenue loss, diversion of management time and attention to planning integration activities, and our ability to retain sufficient staffing;
•cost savings and any revenue synergies from the Pending Merger may not be fully realized or may take longer than anticipated to be realized;
•the occurrence of any event, change or other circumstances that could give rise to the right of us and/or First Interstate to terminate the merger agreement with respect to the Pending Merger;
•the possibility that the Pending Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•the risk that the integration of ours and/or First Interstate’s operations will be materially delayed or will be more costly or difficult than expected, or that the parties are otherwise unable to successfully integrate each party’s businesses into the other’s businesses;
•failure to obtain the necessary approvals of the Pending Merger by our stockholders or the shareholders of First Interstate;
•the ability by First Interstate and us to obtain required governmental approvals of the Pending Merger (and the risk that such approvals may result in the imposition of conditions that could adversely affect the surviving corporation or the expected benefits of the transaction);
•reputational risk and the reaction of each of our and First Interstate’s customers, suppliers, employees or other business partners to the Pending Merger;
•major catastrophes such as earthquakes, floods or other natural or human disasters, including infectious disease outbreaks, such as the global coronavirus pandemic, the related disruption to local, regional and global economic activity and financial markets, and the impact of any such events on First Interstate or Great Western, or their ability to complete the merger;
•the failure of the closing conditions in the merger agreement to be satisfied in connection with the Pending Merger, or any unexpected delay in closing the Pending Merger;
•the outcome of any legal proceedings that may be instituted against us or First Interstate with respect to the Pending Merger which may delay or prevent completion of the transaction.
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
6-

PART I
ITEM 1. BUSINESS
Our Business
We are a bank holding company incorporated in the state of Delaware and maintain our principal executive office in Sioux Falls, SD. We are a full-service regional bank holding company focused on relationship-based commercial banking through our wholly owned banking subsidiary. Our Bank was established more than 80 years ago and has achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve.
We serve our customers through a network of 174 branches in attractive markets in nine states: Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. Our branch system funds our lending activities and allows us to better serve both business and consumer depositors. We provide a wide range of services, including commercial and consumer loan and depository services, private banking, brokerage, trust, investment advisory and other traditional banking services. Our total loans and total assets were $8.19 billion and $12.91 billion, respectively, at September 30, 2021. We consider our Bank to be our sole operating segment.
Pending Merger of First Interstate BancSystem and Great Western Bancorp
On September 16, 2021, First Interstate BancSystem, Inc. (NASDAQ: FIBK), parent company of First Interstate Bank, and Great Western Bancorp, Inc., parent company of Great Western Bank, announced they have entered into a definitive agreement under which the companies will combine in an all‐stock transaction. Under the terms of the agreement, which was unanimously approved by both companies’ Boards of Directors, Great Western will merge into FIBK and the combined holding company and bank will operate under the First Interstate name and brand with the company’s headquarters remaining in Billings, Montana. Pending regulatory and shareholder approvals and the satisfaction of the closing conditions set forth in the agreement, the transaction is expected to close during the first calendar quarter of 2022.
Our Subsidiaries
In addition to our bank, we own non-bank subsidiaries that have issued trust preferred securities which qualify as Tier 2 regulatory capital instruments. The trust subsidiaries are not included in our consolidated financial statements. Our investments in the trust subsidiaries are included in other assets on our consolidated statements of financial condition. Our Bank has subsidiary interests that are not significant to the consolidated entity.
Our Strategy
We are focused on asset quality, maintaining a diversified loan portfolio and building our core deposit base. We also thoughtfully and strategically seek to control expenses in an effort to gain operational efficiencies.
Our banking model seeks to balance the best of being a "big enough" and a "small enough" bank, providing capabilities typical of a much larger bank, such as diversified product specialists, customized banking solutions and multiple delivery channels, with a customer-focused culture usually associated with smaller banks. Our relationship bankers strive to build deep, long-term relationships with customers and understand the customers' specific needs to identify appropriate financial solutions.
We focus on commercial banking, complemented by our agri-business banking, retail banking and wealth management services. We offer small and mid-sized businesses a focused suite of financial products and have established strong relationships across a diversified range of sectors. We also provide a range of deposit and loan products to our retail customers through several channels, including our branch network, online banking system, mobile banking applications and customer care centers. In our wealth management business, we seek to deepen our customer relationships by offering private banking, financial planning, investment management, trust and insurance services.
We earn interest income on loans as well as fee income from the origination of loans. Lending activities include loans to commercial clients, which include commercial loans, commercial real estate loans and letters of credit, agri-business clients and individuals, which primarily consist of small business loans, home equity lines of credit, residential real estate loans and consumer loans. Residential real estate loans are either kept in our loan portfolio or sold to secondary investors, which results in gains or losses from the sales being recognized. We also provide diversified treasury management services tailored to meet the needs of our business and agri customers. Our Treasury Management solutions include Business Online and Mobile Banking, Business Bill Pay, ACH collections and payments, Remote Deposit Capture, and a variety of tools to protect against fraud and manage excess funds.
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
7-

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
Optimize Footprint in Existing and Complementary Markets
Our strategy has been to pursue attractive growth opportunities to expand within our existing footprint and enter new markets aligned with our business model and strategic plans. We believe we can increase our presence in under-represented areas in our existing markets and broaden our footprint in attractive markets adjacent and complementary to our current markets by continuing our emphasis on commercial and agri-business banking.
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
Opportunistically Pursue Acquisitions
Over the past decade we have successfully completed two acquisitions, including our 2016 acquisition of HF Financial, which represented approximately $1.12 billion in acquired assets. Our strategy has been to consider acquisitions that are consistent with our business strategy and financial model as opportunities arise.
Products and Services
Commercial Banking
We provide commercial banking services to small and mid-sized businesses across a diverse range of industries, including key sectors such as commercial real estate, commercial and industrial, construction and development, multifamily residential real estate, hospitality/tourism, agri-business services (e.g., farm equipment suppliers and grain and seed merchants), healthcare (e.g., hospitals, physicians, care facilities and dentists) and diversified commercial and industrial businesses. We offer our commercial banking customers a focused range of financial products designed to meet the specific needs of their businesses, including loans, lines of credit, cash management services, lockbox, healthcare receivables management, sweep accounts, remote deposit capture, merchant services that include payment and point of sale solutions, online business deposit and wire transfer services, in addition to noninterest-bearing demand accounts, interest-bearing non-transaction accounts and corporate credit cards. Our Treasury Banking Suite lineup provides businesses real-time information, reports, file exports, ACH origination, domestic and international incoming and outgoing wires, with positive pay and other controls and security to mitigate risk.
Agri-business Banking
We consider agri-business lending one of our core competencies. We provide loans and banking services to agri-business customers from short-term working capital funding to long-term and-related lending, as well as other tailored services. Through relationships with insurance agencies, we make available to our customers crop insurance that can provide farms with options for financial protection from various events, including flood, derecho, drought, hail, fire, disease, insect damage, wildfire and earthquake. We predominantly lend to grain and protein producers who produce a range of agricultural commodities, dairy farms and beef cattle operations. Our agri-business customers range in size from small family farms to large commercial farming operations.
8-

Retail Banking
Retail banking provides a source of low-cost funding and deposit-related fee income. We offer traditional banking products to our retail customers, including noninterest-bearing demand accounts, interest-bearing demand accounts and time deposits. We also serve our customers through a wide range of non-branch channels; including online, telephone and mobile banking platforms. We recently rebranded and updated our entire suite of consumer products to ensure we are offering accounts that provide top value and reward loyalty with features that fit our customers' unique lifestyles. As of September 30, 2021, we converted over 338,000 accounts to one of our new deposit account offerings: the Smart Start Banking account geared toward a younger market demographic with no availability for overdraft, our Essential Checking account created for everyday needs, and Relationship Checking geared towards customers that would prefer an interest bearing account, among other advantages, our Employee Account, enhanced Health Savings Account, money market account, savings account, or private banking account.
At September 30, 2021, we offered ATM services at 163, or 93.7%, of our branches and at other off-site locations. We are part of the MoneyPass and SHAZAM networks, enabling our customers to withdraw cash surcharge-free and service charge-free at over 35,000 ATM locations across the country.
The following table presents our retail branch network spread among our six regions.

	September 30, 2021
	Number of branches	% of branches
South Dakota / Minnesota / North Dakota	39	22.4%
Iowa and Missouri	54	31.0%
Nebraska and Kansas	52	29.9%
Arizona	9	5.2%
Colorado	20	11.5%
Total	174	100.0%
We also provide a variety of loan products to individuals. At September 30, 2021, our consumer portfolio comprised of residential mortgage loans, home equity loans, personal loans, lines of credit, auto loans and consumer credit cards. We also originate residential mortgage loans for resale (including their servicing) on the secondary market.
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
Competition
The financial services industry and each of the markets in which we operate in particular are highly competitive. We face strong competition in gathering deposits, making loans and obtaining client assets for management by our investment or trust operations. Our principal competitors for deposits, loans and client assets for management by our investment or trust operations include commercial banks, savings banks and associations, credit unions, mutual fund companies, insurance companies, factoring companies and other non-bank financial companies. Some of these competitors are local, while others are statewide or national. Competition is also increasing for deposit and lending services from internet-based competitors and nonfinancial institutions.
Human Capital
As of September 30, 2021, we had 1,706 total employees, which included 1,607 full-time employees and 99 part-time employees. Of our 1,706 employees, 1,130 are in core banking (i.e., non-line of business branch network employees, including relationship bankers), 50 employees are in lines of business (e.g., mortgage, credit cards, investments), 42 employees are in finance, 260 employees are in support services (i.e., employees in operations, IT and projects), 145 employees are in risk and credit management, 14 employees are in internal audit and 65 employees are in other functions. We believe our relationship with our employees to be good. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements.
We provide professional development opportunities to our employees and seek to improve retention, development, and job satisfaction of our employees from diverse groups by providing career skills training, peer mentoring, and opportunities to interact with senior leaders. Throughout the year we also provide of regulatory training based upon the employees' roles and responsibilities. Employees are also encouraged to complete additional subject matter training made available on our intranet.
We are committed to diversity and inclusion within our organization, the banking profession, and the communities where we live and work and we are committed to principles of equal employment opportunity. In recognizing the benefits of diversity, we are dedicated to attracting and retaining talent across a variety of backgrounds and experiences with varying perspectives and ideas, while having an inclusive culture. We strive to maintain an inclusive environment free from discrimination of any kind.
9-

We utilize anonymous employee surveys to seek valuable feedback on key initiatives and leverage the results to improve current programs as well as develop new programs. To drive employee engagement, we share the results with our employees. Additionally, senior leadership analyzes areas of progress or opportunities for improvement and prioritizes responsive actions and activities. Our management and cross-functional teams also work in close coordination to evaluate human capital management issues such as retention, training, workplace safety, harassment and bullying, as well as to implement measures to mitigate these risks.
We provide robust compensation and benefits programs, in addition to base pay, to help meet the needs of our employees. These programs include, subject to eligibility policies, annual incentives, stock awards, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, flexible work schedules, employee assistance programs and tuition assistance, among many others. We grant long-term incentive awards in the form of restricted stock and performance-based stock to a select group of senior leaders who we believe will play critical roles in the Company's future. We consistently monitor and adapt our total rewards program design to reflect both market changes and employee feedback.
We strive to be a good corporate citizen by supporting many local community organizations through financial contributions and employee-driven volunteerism, and encouraging employees to be engaged and serve in leadership roles in their communities. To encourage volunteering, we offer paid time off to volunteer at various non-profit organizations.
Our Board of Directors recognizes the importance of succession planning for our CEO and other key executives. The Board annually reviews our succession plans for senior leadership roles, with the goal of ensuring we will continue to have the right leadership talent in place to execute the organization's long-term strategic plans.
Information about our Executive Officers
The following table and the descriptions below set forth biographical information regarding our executive officers.

Name	Age	Position
Mark Borrecco	50	President and Chief Executive Officer
Peter Chapman	48	Chief Financial Officer and Executive Vice President
Karlyn Knieriem	54	Chief Risk Officer and Executive Vice President
Steve Yose	62	Chief Credit Officer and Executive Vice President
Mark Borrecco has served as our President and Chief Executive Officer and on our Board since March 2020. Mr. Borrecco’s duties include overall leadership and executive oversight of our Bank. Mr. Borrecco has over 20 years of banking experience. Prior to Great Western, Mr. Borrecco served as President and Chief Executive Officer of Rabobank, NA, Roseville, CA, from November 2015 through the sale of Rabobank to Mechanics Bank in September 2019. Mr. Borrecco also served on the Board of Directors for Rabobank, NA from November 2014 through August 2019. Prior to his CEO role, he was the Executive Vice President and Chief Banking Officer for Rabobank, NA from 2011 to 2015 where he was responsible for the direct management and performance of Commercial Banking, Retail, Small Business lending, Consumer Mortgage, Wealth Management and various administrative departments. Throughout his career, Mr. Borrecco has held various senior management positions including National Sales Manager Retail Banking with Bank of the West and Vice President, Senior Director and National Retail Sales Manager with World Savings Bank/Wachovia. Mr. Borrecco currently serves on the Pacific Coast Banking School Board and previously served on the Greater Sacramento Economic Council and Chaired the Food and Ag Innovation Committee. Mr. Borrecco has a Bachelor of Science in Economics from California State University.
Peter Chapman has served as the Company's Chief Financial Officer and Executive Vice President since its formation in 2014. Mr. Chapman served on the board and as the Chief Financial Officer and Executive Vice President of Great Western Bancorporation, Inc. from January 2013 until October 2014. Mr. Chapman is also the Chief Financial Officer and Executive Vice President of our Bank. In addition to his responsibilities as Chief Financial Officer, Mr. Chapman also oversees our IT, Operations and a number of business lines. From 2017 and through 2019, Mr. Chapman oversaw all of our banking operations within the states of Minnesota and North Dakota. Mr. Chapman has over 25 years of industry experience and is responsible for all aspects of our financial and regulatory reporting together with planning and strategy and treasury management of our balance sheet. From 2010 until he was appointed as our Chief Financial Officer, Mr. Chapman served as the General Manager, Finance Performance Management & Non Traded Businesses for NAB’s Wholesale Banking business. From 2007 through 2010, Mr. Chapman served as Head of Financial Control at NAB and was responsible for oversight and delivery of NAB’s external financial reporting and internal management reporting. From 2004 through 2007, Mr. Chapman was Manager, and then Senior Manager, in NAB’s Group Accounting Policy team. From 1995 through 2004, Mr. Chapman held various roles with Ernst & Young’s Financial Services Audit Division, including Group Manager of its Melbourne, Australia office’s Financial Services Audit practice, and he was seconded to Ernst & Young’s New York office from 1998 through 2000. Mr. Chapman has been a Chartered Accountant with the Institute of Chartered Accountants Australia since 1998 and is currently a Fellow of the Institute.
10-

Karlyn Knieriem has served as Great Western's Chief Risk Officer since 2018 and is also an Executive Vice President of the Company. Ms. Knieriem is responsible for the overall direction and operations of the risk department, including Enterprise Risk Management, Risk Analytics, Bank Secrecy Act, Compliance, Community Affairs and Loan Review. Ms. Knieriem joined our Bank in 2016 as Head of Enterprise Risk Management. Ms. Knieriem has 22 years of experience in the financial services industry, including a 17-year career with First National Bank of Omaha, where she worked in a number of senior leadership positions including 11 years as Vice President/Managing Director – Treasury.
Steve Yose has served as the Company's Chief Credit Officer since May 2020 and is also an Executive Vice President of our Company. Mr. Yose is responsible for the overall direction and operations of the Credit Risk Management function, including loan and portfolio quality, and oversees our commercial credit and collection policies, procedures and processes. Mr. Yose has over 36 years of experience in the financial services industry, most recently serving as Chief Credit Officer at First Interstate Bank in Billings, MT. Previously, Mr. Yose worked for KeyCorp for 27 years where he held several leadership roles. Mr. Yose also serves as a Board Member and Chair of the Mid-Tier Bank Council for The Risk Management Association. He previously served as a member of the Regulatory Council, Puget Sound Chapter President, and Chapter Board member of The Risk Management Association. Mr. Yose has a Bachelor of Science degree in Agricultural Economics and a Master of Science degree in Agribusiness Management from Brigham Young University. He is an honors graduate of the Pacific Coast Banking School at the University of Washington and also completed the KeyBank Weatherhead School of Management program for Executives at Case Western Reserve University.
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
11-

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
12-

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
Other Assessments. In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (FICO) to impose assessments on deposit insurance fund applicable deposits in order to service the interest on the Financing Corporation’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. Assessment rates may be adjusted quarterly to reflect changes in the assessment base.
13-

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
14-

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
Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain banks and bank holding companies with at least $10 billion in total consolidated assets. Because our Bank’s total consolidated assets exceed $10 billion, we or our Bank, as applicable, among other requirements:
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
15-

Regulatory Capital Requirements, Basel III and the Capital Rules
The Federal Reserve monitors our capital adequacy on a consolidated basis, and the FDIC and the SD Division of Banking monitor the capital adequacy of our Bank based on the Capital Rules, also known as the Basel III Capital Rules, which went into effect January 1, 2015, subject to certain phase-in provisions. The risk-based guidelines are intended to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. The Capital Rules are intended to measure capital adequacy with regard to a banking organization's balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. The capital requirements for the Company are similar to those for the Bank.
The rules implement the Basel Committee's December 2010 capital framework known as "Basel III" for strengthening international capital standards as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The failure of the Company or the Bank to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by federal banking regulators that could have a material effect on the Company.
The Regulatory Capital Rules require banking organizations (i.e., both the Company and the Bank) to maintain a minimum "common equity Tier 1" (or "CET1") ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0% (increased from 4.0%), a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). A capital conservation buffer of 2.5% above each of these levels is required for banking institutions to avoid restrictions on their ability to make capital distributions, including the payment of dividends.
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
We believe that, as of September 30, 2021, we and our Bank meet all capital adequacy requirements under the Capital Rules.
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
As of September 30, 2021, we and our Bank were well capitalized with Tier 1 capital ratios of 15.1% and 15.1%, respectively, total capital ratios of 16.3% and 16.1%, respectively, Tier 1 leverage ratios of 10.6% and 10.6%, respectively, and a CET1 capital ratio of 14.3% and 15.1%, respectively, as calculated under Basel III. For more information on these financial measures, including reconciliations to our and our Bank’s Tier 1 capital ratio, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital."
16-

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
Institutions that are undercapitalized or significantly undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions failing to submit or implement an acceptable capital restoration plan are subject to appointment of a receiver or conservator. As of September 30, 2021, our Bank was "well capitalized" based on the existing ratios and the ratios as modified by Basel III Capital Rules.
Anti-Money Laundering and the USA PATRIOT ACT
We are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds from crime, including the BSA, as amended by Title III of the USA PATRIOT Act and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S. such as the Department of the Treasury's FinCEN and the FFIEC. A major focus of governmental policy on financial institutions in recent years has been aimed at anti-money laundering and terrorist financing. We are required, as part of our BSA/AML/OFAC program, to designate a BSA Officer, maintain a BSA/AML training program, maintain internal controls to effectuate the BSA/AML program, implement independent testing of the BSA/AML program and comply with the CDD Rule and other rules promulgated from time to time.
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
17-

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
Enterprise Risk Management
We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include, among others, liquidity, credit, market, interest rate, operational, legal and compliance, and reputational risk. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be No assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate risk under all circumstances, or that it will adequately mitigate any risk or loss to us. However, as with any risk management framework, there are inherent limitations to our risk management strategies as they may exist, or develop in the future, including risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially adversely affected.
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
Our properties and the tenants of our properties are subject to various federal, state and local environmental, health and safety laws, including laws governing the management of waste, underground and aboveground storage tanks, local fire safety requirements and local land use and zoning regulations. For example, some of our tenants handle regulated substances or waste as part of their operations on our properties. Noncompliance with these environmental, health and safety laws could subject us or our tenants to liability. These environmental liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with environmental, health and/or safety laws, including increasing liability for noncompliance or requiring significant unanticipated expenditures. For example, under the ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA might require removal of structural barriers to handicapped access in certain public areas where such removal is “readily achievable.” We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. Noncompliance with the ADA, however, could result in the imposition of fines or an award of damages to private litigants. We believe that each of our properties is covered by adequate fire, flood, earthquake, wind (as deemed necessary or as required by our lenders) and property insurance, as well as commercial liability insurance. We also carry terrorism insurance at levels we believe are commercially reasonable. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of coverage and industry practice, and in the opinion of our management, the properties in our portfolio are adequately insured.
Recent Regulatory Reform in Response to the COVID-19 Pandemic
In response to the COVID-19 pandemic, the U.S. Congress, through the enactment of the CARES Act, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the following:
The CARES Act, as amended by the CAA 2021, allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic for certain loans. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 or offer other borrower friendly options.
The CARES Act amended the SBA's lending program, the PPP, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during COVID-19. The Bank will continue to monitor legislative, regulatory, and supervisory developments related to the PPP.
18-

The Families First Coronavirus Response Act (FFCRA) requires that employers provide paid sick leave and expanded family and medical leave. Numerous other state and federal regulations have been enacted affecting the workplace, including the Biden Administration Federal Workforce Vaccine Mandate through the Department of Labor’s Occupational Safety and Health Administration, which requires that employers with greater than 100 employees either are vaccinated, or have weekly COVID testing. As part of the Consolidated Appropriations Act of 2021 the No Surprises Act was signed into law, which contains many changes to how insurance is administered and billed.
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
19-

ITEM 1A. RISK FACTORS
The summary below provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you. Additional risks, beyond those summarized below or discussed in this section, may also materially and adversely impact our business, financial conditions and results of operation, and you should read the summary risks together with the more detailed discussion of risks set forth following this section as well as elsewhere in this Annual Report. The occurrence of one or more of the events or circumstances described in this section "Risk Factors," alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Consistent with the foregoing, the risks we face include, but are not limited to, the following:
Risks Relating to Our Business
•The COVID-19 pandemic has caused severe disruptions in the global economy which has had, and may continue to have, a negative impact on our business and operations, as well as our customers, including among others our hospitality, restaurant, health care and CRE loan borrowers who are dependent for repayment on the successful operation and management of their business and the strength of the CRE industry broadly.
•We may be adversely affected by other natural disasters, pandemics, and other catastrophic events, and by man-made problems such as terrorism and civil unrest, global economic, political and unfavorable market conditions, trade policies, continued disruptions in capital markets, and other conditions outside our control which could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a such disaster, which could negatively impact our ability to raise capital and could have a material adverse effect on our business, financial condition and results of operations.
•The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our business, financial condition or results of operations. Failure to comply with law and regulatory expectations may result in litigation, risk to reputation, enforcement actions, substantial fines, penalties, litigation, and other additional costs or losses.
Risks Related to the Proposed Merger
•Because the market price of First Interstate Class A common stock may fluctuate, holders of our common stock cannot be certain of the market value of the merger consideration they will receive in the Proposed Merger. The shares of First Interstate Class A common stock to be received by holders of our common stock as a result of the Proposed Merger will have different rights from the shares of our common stock. In addition, holders of our common stock will have a reduced ownership and voting interest in the surviving corporation after the Proposed Merger and will exercise less influence over management.
•The merger will not be completed unless important conditions are satisfied or waived, including approval of the merger agreement by our stockholders and approval of the merger agreement and the First Interstate articles amendment by First Interstate shareholders.
•If the Proposed Merger is consummated, the market price of First Interstate Class A common stock may be affected by factors different from those affecting the shares of our common stock currently.
•We and First Interstate are expected to incur significant costs related to the merger and integration, and the combining of First Interstate and Great Western may be more difficult and/or time consuming than expected.
•The future results of the surviving corporation following the merger may suffer if the surviving corporation does not effectively manage its expanded operations and we may fail to realize the anticipated benefits of the merger.
•The surviving corporation may be unable to retain our or First Interstate personnel or customers successfully while the merger is pending or after the merger is completed.
•The COVID-19 pandemic may delay and adversely affect the completion of the merger.
•Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the surviving corporation following the Proposed Merger.
•The merger agreement may be terminated in accordance with its terms and the merger may not be completed, which could negatively affect us.
•The merger agreement limits our ability to pursue alternatives to the Proposed Merger and may discourage other companies from trying to acquire us. In addition, we are also subject to business uncertainties and contractual restrictions while the Proposed Merger is pending.
•Litigation related to the merger could prevent or delay completion of the merger or otherwise negatively affect our and First Interstate's businesses and operations.
20-

Risks Relating to Credit and Interest Rates
•We may suffer credit losses and are subject to a variety of risks in connection with our loan activity.
•We focus on originating business and agricultural loans which may involve greater risk, and we are significantly dependent on the real estate markets where we operate, as a significant portion of our loan portfolio is secured by real estate and are subject to environmental liability and other risks.
•We are subject to interest rate risk which, among other things, could affect our earnings and the value of certain of our assets.
•The value of securities in our investment portfolio may decline in the future.
•Our financial condition and results of operations depends on if we can manage our future growth effectively.
Risks Relating to Our Securities
•Our ability to declare and pay dividends is subject to regulatory restrictions and we may not pay dividends on our common stock in the future.
•We may not be able to report our financial results accurately and timely if we fail to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting.
•We may need to raise additional capital in the future which may not be available when needed or at all.
•Future issues or sales of our capital stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute the ownership interests of our stockholders.
•Our credit ratings may not reflect all risks of an investment in our debt securities.
•The trading market or market value of our publicly issued securities may fluctuate.
Risks Relating to Our Operations and Strategy
•We may not be able to successfully execute our strategic plan or manage our growth.
•We may be adversely affected by risks associated with completed and potential acquisitions.
•Failure to maintain an effective system of operational controls could subject us to regulatory sanctions, harm our business and operating results and cause the trading price of our stock to decline.
•Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.
•Operational risks are inherent in our business, our lines of business, products and services; reliance on our vendors, and our or their internal controls; processes and procedures may fail or be circumvented and are subject to errors, fraud, regulatory scrutiny, litigation, vendor risk management failure, and cyber-attacks.
•We are subject to risks related to employee management, conduct and compensation, and maintaining key executives and employees.
•Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
•Interruptions, cyber-attacks or other security breaches could have a material adverse effect on our business.
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
21-

Risks Related to the Proposed Merger
Because the market price of First Interstate BancSystem, Inc. Class A common stock may fluctuate, holders of our             common stock cannot be certain of the market value of the merger consideration they will receive in the merger.
On September 15, 2021, we entered into a merger agreement with First Interstate, pursuant to and subject to the terms of which we will merge with and into First Interstate, with First Interstate as the surviving corporation. Upon completion of the merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than certain shares held by us or First Interstate) will be converted into 0.8425 shares of First Interstate Class A common stock. This exchange ratio is fixed and will not be adjusted for changes in the market price of either First Interstate Class A common stock or our common stock. Changes in the price of First Interstate Class A common stock prior to the merger will affect the value that holders of our common stock will receive in the merger. We and First Interstate are not permitted to terminate the merger agreement as a result, in and of itself, of any increase or decrease in the market price of First Interstate Class A common stock or our common stock.
There will be a time lapse between the date of this Annual Report on Form 10-K, the date on which our stockholders vote to approve the merger agreement at the special meeting and the date on which our stockholders entitled to receive shares of First Interstate Class A common stock actually receive such shares. The market value of First Interstate Class A common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, regulatory considerations, including changes in U.S. monetary policy and its effect on global financial markets and on interest rates, changes in First Interstate’s or our business, operations and prospects, the global coronavirus pandemic and the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on First Interstate, us or the customers or other constituencies of First Interstate or us, many of which factors are beyond First Interstate’s or our control. Therefore, at the time our stockholders must decide whether to approve the merger agreement at the special meeting, they will not know the market value of the consideration to be received by holders of our common stock at the effective time of the merger. You should obtain current market quotations for shares of First Interstate Class A common stock and for shares of our common stock.
The market price of First Interstate Class A common stock after the merger may be affected by factors different from those affecting the shares of our common stock currently.
In the merger, holders of our common stock will become holders of First Interstate Class A common stock. First Interstate’s business differs from that of ours. Accordingly, the financial condition and results of operations of the surviving corporation, as well as the market price of First Interstate Class A common stock after the completion of the merger may be affected by factors different from those currently affecting our financial condition and results of operations.
We and First Interstate are expected to incur significant costs related to the merger and integration.
We and First Interstate have incurred and expect to incur certain non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, printing costs and other related costs. Some of these costs are payable by either us or First Interstate regardless of whether or not the merger is completed.
The surviving corporation in the merger is expected to incur substantial costs in connection with the integration of First Interstate and Great Western. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While we and First Interstate have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the surviving corporation taking charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present.
Combining First Interstate and Great Western may be more difficult, costly or time consuming than expected and we and First Interstate may fail to realize the anticipated benefits of the merger.
The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of First Interstate and Great Western. To realize the anticipated benefits and cost savings from the merger, we and First Interstate must successfully integrate and combine our businesses in a manner that permits those cost savings to be realized. If we and First Interstate are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the merger could be less than anticipated, and integration may result in additional unforeseen expenses.
22-

We and First Interstate have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger will depend, in part, on the surviving corporation’s ability to successfully combine and integrate the businesses of both companies in a manner that does not materially disrupt existing customer relations or result in decreased revenue or reputational harm. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses, difficulties in integrating operations and systems, including communications systems, administrative and information technology infrastructure and financial reporting and internal control systems, or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Any disruption to either company’s business could cause its customers to move their accounts and/or business to a competing financial institution. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of us and First Interstate during this transition period and for an undetermined period after completion of the merger on the surviving corporation.
The future results of the surviving corporation following the merger may suffer if the surviving corporation does not effectively manage its expanded operations.
Following the merger, the size of the business of the surviving corporation will increase significantly beyond the current size of either our or First Interstate’s business. The surviving corporation’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The surviving corporation may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business. There can be no assurances that the surviving corporation will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the merger.
The surviving corporation may be unable to retain our or First Interstate personnel successfully while the merger is pending or after the merger is completed.
The success of the merger will depend in part on the surviving corporation’s ability to retain the talents and dedication of key employees currently employed by us and First Interstate. It is possible that these employees may decide not to remain with us or First Interstate, as applicable, while the merger is pending or with the surviving corporation after the merger is consummated. If we or First Interstate are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, we and First Interstate could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, the surviving corporation’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating First Interstate and Great Western to hiring suitable replacements, all of which may cause the surviving corporation’s business to suffer. In addition, we and First Interstate may not be able to locate or retain suitable replacements for any key employees who leave either company.
The COVID-19 pandemic may delay and adversely affect the completion of the merger.
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our and First Interstate’s business, financial condition, liquidity, capital, and results of operations. Even as efforts to contain the pandemic, including vaccinations, have made progress and some restrictions have relaxed, new variants of the virus are causing additional outbreaks. The impact of the Delta variant, or other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and other variants, and the response by governmental bodies to reinstate restrictive measures. If the effects of the COVID-19 pandemic cause a continued or extended decline in the economic environment and our or First Interstate’s financial results, or our or First Interstate’s business operations are further disrupted as a result of the COVID-19 pandemic, efforts to complete the merger and integrate our business with that of First Interstate may also be delayed and adversely affected. Additional time may be required to obtain the requisite regulatory approvals, and the Federal Reserve Board, the MDOB, and the SDDB, and other regulatory authorities may impose additional requirements on us or First Interstate that must be satisfied prior to completion of the merger, which could delay and adversely affect the completion of the merger and could have a material adverse effect on our or First Interstate’s results of operations and financial condition.
23-

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the surviving corporation following the merger.
Before the merger and the bank merger may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve Board, the MDOB, the SDDB and other authorities in the United States. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in either party’s regulatory standing, or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment, including as a result of changes in regulatory agency leadership.
Even if those approvals are granted, they may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the surviving corporation’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the surviving corporation following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.
Despite our and First Interstate’s commitments to use our respective reasonable best efforts to resolve any objection that may be asserted by any governmental entity with respect to the merger agreement, under the terms of the merger agreement, we and First Interstate are not required to take any action or agree to any condition or restriction in connection with obtaining these approvals that would reasonably be expected to have a material adverse effect on the business, properties, assets, liabilities, results of operations or financial condition of the surviving corporation and its subsidiaries, taken as a whole, after giving effect to the merger (measured on a scale relative to First Interstate and its subsidiaries, taken as a whole).
The merger agreement may be terminated in accordance with its terms and the merger may not be completed, which could negatively affect us.
If the merger is not completed for any reason, including as a result of our stockholders or First Interstate’s shareholders failing to approve the transaction, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our customers and employees. For example, our business may have been affected adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee of $70 million to First Interstate.
Additionally, we and First Interstate have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus, and all filing and other fees paid to the SEC in connection with the merger. If the merger is not completed, we and First Interstate would have to pay these expenses without realizing the expected benefits of the merger.
We will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us. In addition, subject to certain exceptions, we and First Interstate have agreed to operate our respective businesses in the ordinary course consistent with past practice in all material respects prior to closing, and we and First Interstate have agreed not to take certain actions, which could cause us to be unable to pursue other beneficial opportunities that may arise prior to the completion of the merger.
The shares of First Interstate Class A common stock to be received by holders of our common stock as a result of the merger will have different rights from the shares of our common stock.
In the merger, holders of our common stock will become holders of First Interstate Class A common stock and their rights as shareholders of First Interstate Class A common stock will be governed by Montana law and the governing documents of the surviving corporation. The rights associated with First Interstate Class A common stock are different from the rights associated with our common stock.
24-

Holders of our common stock will have a reduced ownership and voting interest in the surviving corporation after the merger and will exercise less influence over management.
Holders of our common stock currently have the right to vote in the election of the board of directors and on other matters affecting us. When the merger is completed, each holder of our common stock who receives shares of First Interstate Class A common stock will become a holder of common stock of the surviving corporation, with a percentage ownership of the surviving corporation that is smaller than the holder’s percentage ownership of us. Based on the number of shares of First Interstate and our common stock outstanding as of the close of business on the respective record dates, and based on the number of shares of First Interstate Class A common stock expected to be issued in the merger, the former holders of our common stock, as a group, are estimated to own approximately forty-three percent (43%) of the fully diluted shares of the surviving corporation immediately after the merger and current holders of First Interstate common stock as a group are estimated to own approximately fifty-seven percent (57%) of the fully diluted shares of the surviving corporation immediately after the merger. Because of this, holders of our common stock may have less influence on the management and policies of the surviving corporation than they now have on our management and policies.
Litigation related to the merger could prevent or delay completion of the merger or otherwise negatively affect our and First Interstate’s businesses and operations.
We and First Interstate may incur costs in connection with the defense or settlement of any shareholder or stockholder lawsuits filed in connection with the merger. Such litigation could have an adverse effect on our and First Interstate’s financial condition and results of operations and could prevent or delay the completion of the merger.
The merger agreement limits our ability to pursue alternatives to the merger and may discourage other companies from trying to acquire us.
The merger agreement contains “no shop” covenants that restrict our ability to, directly or indirectly, initiate, solicit, knowingly encourage or knowingly facilitate any inquiries or proposals with respect to any acquisition proposal, engage or participate in any negotiations with any person concerning any acquisition proposal, provide any confidential or nonpublic information or data to, or have or participate in any discussions with, any person relating to any acquisition proposal, subject to certain exceptions, or, unless the merger agreement has been terminated in accordance with its terms, approve or enter into any term sheet, letter of intent, commitment, memorandum of understanding, agreement in principle, acquisition agreement, merger agreement or other agreement in connection with or relating to any acquisition proposal.
The merger agreement further provides that, during the twelve (12)-month period following the termination of the merger agreement under specified circumstances, including the entry into a definitive agreement or consummation of a transaction with respect to an alternative acquisition proposal, we may be required to pay a termination fee of $70 million to First Interstate.
These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition.
The merger will not be completed unless important conditions are satisfied or waived, including approval of the merger agreement by our stockholders and approval of the merger agreement and the First Interstate articles amendment by First Interstate shareholders.
Specified conditions set forth in the merger agreement must be satisfied or waived to complete the merger and the bank merger. If the conditions are not satisfied or, subject to applicable law, waived, the merger and the bank merger will not occur or will be delayed and we and First Interstate may lose some or all of the intended benefits of the merger. The following conditions must be satisfied or waived, if permissible, before we and First Interstate are obligated to complete the merger:
•approval of the merger agreement and the First Interstate articles amendment by the shareholders of First Interstate and approval of the merger agreement by our stockholders;
•the authorization for listing on the NASDAQ, subject to official notice of issuance, of the shares of First Interstate Class A common stock that will be issued pursuant to the merger agreement;
•the receipt of specified governmental consents and approvals, including from the Federal Reserve Board, the MDOB, and the SDDB, and termination or expiration of all applicable waiting periods in respect thereof, in each case without the imposition of any materially burdensome regulatory condition;
•the effectiveness of the registration statement on Form S-4 filed by First Interstate with the SEC in connection with the transactions contemplated by the merger agreement, and the absence of any stop order suspending the effectiveness of the registration statement or proceedings for such purpose initiated or threatened by the SEC and not withdrawn;
•no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint or prohibition preventing the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement being in effect, and no law, statute, rule, regulation, order, injunction or decree having been enacted, entered, promulgated or enforced by any governmental entity which prohibits or makes illegal the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement;
25-

•the accuracy of the representations and warranties of the other party contained in the merger agreement, generally as of the date on which the merger agreement was entered into and as of the closing date, subject to the materiality standards provided in the merger agreement (and the receipt by each party of a certificate dated as of the closing date and signed on behalf of the other party by its chief executive officer or chief financial officer to such effect);
•the performance by the other party in all material respects of the obligations, covenants and agreements required to be performed by it under the merger agreement at or prior to the closing date (and the receipt by each party of a certificate dated as of the closing date and signed on behalf of the other party by its chief executive officer or chief financial officer to such effect); and
•receipt by both parties of an opinion of legal counsel to the effect that on the basis of facts, representations and assumptions set forth or referred to in such opinion, the merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code.
Economic Risk
The outbreak of the COVID-19 pandemic has caused a significant global economic downturn which has adversely affected, and is expected to continue to adversely affect, our business and results of operations, and the future impacts of the COVID-19 pandemic on the global economy and our business, results of operations, liquidity and financial condition remain uncertain.
COVID-19, which has been identified as a pandemic by the World Health Organization, continues to cause economic disruption both worldwide and in the markets we operate, as well as having a destabilization effect on financial markets. The ultimate impacts of COVID-19 are uncertain and could have a material adverse effect on our business, financial condition, liquidity and results of operations. The extent of these impacts will depend on future developments, including among others, governmental, regulatory and private sector actions and responses, new information that may emerge concerning the severity of COVID-19, and actions taken to contain or prevent further spread, each of which are highly uncertain and cannot be predicted.
Our business is dependent upon the ability and willingness of our customers to conduct banking and other financial transactions, including the payment of loan obligations. COVID-19 has and continues to disrupt the business, activities, and operations of our customers, which may cause a decline in demand for our products and services which may, in turn, result in a significant decrease in our business, negatively impacting our liquidity position and financial results. Our financial results could also be adversely impacted due to an inability of our customers to meet their loan commitments because of their losses associated with the effects of COVID-19, resulting in increased risk of delinquencies, defaults, foreclosures, declining collateral values and other losses to our Bank. Moreover, current and future governmental action may temporarily require the Company to conduct business differently with respect to foreclosures, repossessions, payments, deferrals and other customer-related transactions.
Further, we also rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. We have business continuity plans and other safeguards in place, however, there is no assurance that such plans and safeguards will be effective. There is some risk that operational costs could continue to increase as we maintain existing facilities in accordance with health guidelines, while potentially incurring incremental costs to support staff who continue to work remotely. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
Although the Company has established a pandemic response plan and procedures, our workforce has been, is, and may continue to be impacted by COVID-19. We have taken precautions to protect the safety and well-being of our employees and customers, including temporary branch and office closures during the early phase of the pandemic, but no assurance can be given that our actions will be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service. The continued spread could also negatively impact availability of key personnel and employee productivity which could adversely impact our ability to deliver products and services to our customers. Currently, a number of our employees are working remotely. Heightened cybersecurity, information security and operational risks may result from work-from-home arrangements. Our employees have largely returned to the office, but issues surrounding their return may arise, including employee dissatisfaction regarding safety protocols including those regarding testing and vaccines, which may cause employee concern and reduction in employee work satisfaction.
Even after the COVID-19 pandemic subsides, the U.S. economy may experience a recession, and we anticipate our business would materially and adversely affected by a prolonged recession. To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity or results of operations.
26-

Economic conditions have affected and could continue to adversely affect our revenues and profits.
Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that we offer, is highly dependent upon the business environment in the markets in which we operate and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; terrorist attacks; disruptions in global or national supply chains; or a combination of these or other factors.
An economic downturn or sustained, high unemployment levels, and stock market volatility, whether due to the COVID-19 pandemic or otherwise, may negatively impact our operating results and have a negative effect on the ability of our borrowers to make timely repayments of their loans increasing the risk of loan defaults and losses.
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
Changes in U.S. trade policies and tariffs, may cause adverse impact.
There continues to be discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs such as the North American Free Trade Agreement that could adversely affect our financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations.
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
As of September 30, 2021, 49.7% of our loans were advanced to our customers on a variable or adjustable-rate basis and another 6.4% of our loans were advanced to our customers on a fixed-rate basis where we utilized derivative instruments to swap our economic exposure to a variable-rate basis. As a result, an increase in interest rates could result in increased loan defaults, foreclosures and charge-offs and could necessitate further increases to the allowance for credit losses, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, a decrease in interest rates could negatively impact our margins and profitability. Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. As of September 30, 2021, less than 16% of our total loans' rates are floored, with an average interest rate floor 84 basis points above market rates. In addition, there were approximately 7% of our total loans with rate floors that have not been reached, with an average interest rate 8 basis points below market rates. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.
27-

As of September 30, 2021, we had $2.61 billion of noninterest-bearing demand deposits and $8.70 billion of interest-bearing demand deposits. If we need to offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.
Increases in FDIC insurance premiums may adversely affect our earnings.
Our Bank’s deposits are insured by the FDIC up to legal limits and our Bank is subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums our Bank will be required to pay for FDIC insurance. As our Bank has exceeded $10 billion in assets, the method for calculating its FDIC assessments has changed and our Bank’s FDIC assessments have increased as a result. See "Item 1. Business—Supervision and Regulation—Deposit Insurance." If there is an increase in financial institution failures, or a decrease in the performance of our Bank, our Bank may be required to pay higher FDIC insurance premiums, or the FDIC may charge additional special assessments. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.
Credit and Interest Rate Risk
We focus on originating commercial and agricultural loans which may involve greater risk than residential mortgage lending.
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
•Agricultural Loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many factors outside our control or the borrowers. These factors include weather, input costs, commodity and land prices and interest rates.
As of September 30, 2021, our commercial lending, which consists of our CRE and commercial non-real estate loans, represented approximately $6.02 billion, or 73.6%, of our loan portfolio. The core of our commercial lending focus includes CRE loans secured by owner-occupied property and commercial non-real estate loans secured by business assets and guarantees from owners, which totaled approximately $2.89 billion, or 35.3%, of our loan portfolio at September 30, 2021, with undisbursed loan commitments for these loans amounting to an additional $916.8 million. The remainder of our commercial lending included approximately $3.13 billion of other CRE loans (i.e., construction and development loans, multifamily residential real estate loans and CRE loans secured by commercial property that is not owner-occupied) at September 30, 2021, or 38.2% of our loan portfolio.
We continue to evaluate the impact of the COVID-19 pandemic on our loan portfolio. Industries such as hotels & resorts (excluding casino hotels), casino hotels, restaurants, arts and entertainment, oil & energy, retail malls, airlines and healthcare have experienced varied business disruptions due to COVID-19. Since the beginning of the pandemic we have been closely monitoring the following loan segments (excluding PPP loans) given elevated industry risk from COVID-19: hotels & resorts (excluding casino hotels) with $619.1 million, or 7.7% of total loans, restaurants with $125.7 million, or 1.6% of total loans, arts and entertainment with $159.0 million, or 2.0% of total loans, senior care with $368.0 million, or 4.6% of total loans, and skilled nursing with $206.9 million, or 2.6% of total loans, all as of September 30, 2021, with $195.2 million of these loans being classified as of September 30, 2021 and loan exposure in other segments of the identified industries being either immaterial or having not shown general distress thus far.
At September 30, 2021, our agricultural loans, consisting primarily of agricultural operating loans (e.g., loans to farm and ranch owners and operators) and agricultural real estate loans, were $1.43 billion, representing 17.5% of our total loan portfolio. At September 30, 2021, agricultural operating loans totaled $749.1 million, or 9.2% of our loan portfolio; and agricultural real estate loans totaled $679.5 million, or 8.3%, of our loan portfolio. The primary livestock of our customers to whom we have extended agricultural loans include dairy cows, hogs and feeder cattle, and the primary crops of our customers to whom we have extended agricultural loans include corn, soybeans and, to a lesser extent, wheat and cotton. In addition, we estimate that 8.2% of our commercial non-real estate loans and owner-occupied CRE loans were agriculture-related loans at September 30, 2021.
28-

Our business is significantly dependent on the real estate markets where we operate, as a significant portion of our loan portfolio is secured by real estate.
At September 30, 2021, 70.8% of our aggregate loan portfolio, comprising our CRE loans (representing 54.8% of our aggregate loan portfolio), residential real estate loans (representing 7.7% of our aggregate loan portfolio) and agriculture real estate loans (representing 8.3% of our aggregate loan portfolio), was primarily secured by interests in real estate predominantly located in the states in which we operate. In addition, some of our other lending occasionally involves taking real estate as primary or secondary collateral. Real property values in these states may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes, commercial properties and farmland, in the states in which we operate could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally. Our CRE loans, in particular, totaled approximately $4.48 billion at September 30, 2021, and may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite, monitor and service. Agricultural real estate loans may be affected by similar factors to those that affect agricultural loans generally, including adverse weather conditions, disease and declines in the market prices for agricultural products or farm real estate. In addition, declines in real property values in the states in which we operate could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition or results of operations.
Our business depends on our ability to successfully manage credit risk.
The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, our inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers may negatively impact the quality of our loan portfolio, result in loan defaults, foreclosures and additional charge-offs and necessitate that we significantly increase our allowance for credit losses. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.
An important feature of our credit risk management system is our use of analytical and forecasting models that reflect certain assumptions about both quantitative and qualitative factors, including among others, interest rates and consumer behavior. If our analytical and forecasting models' underlying assumptions are incorrect, improperly applied, or otherwise inadequate, we may suffer deleterious effects such as higher than expected loan losses, lower than expected net interest income, lower than expected liquidity, lower than expected capital or unanticipated charge-offs, any of which could have a material adverse effect on our business, financial condition and results of operations.
If our actual loan losses exceed our allowance for credit losses, our net income will decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our loans. Despite our underwriting and monitoring practices, the effect of a declining economy could negatively impact the ability of our borrowers to repay loans in a timely manner and could also negatively impact collateral values. As a result, we may experience significant loan losses that could have a material adverse effect on our operating results. Since we must use assumptions regarding individual loans and the economy, our current allowance for credit losses may not be sufficient to cover actual loan losses. Our assumptions may not anticipate the severity or duration of the current credit cycle; and we may need to significantly increase our provision for credit losses if one or more of our larger loans or credit relationships becomes delinquent or if we expand our commercial real estate and commercial lending.
The FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on June 16, 2016, which changed previous allowance for loan losses methodology to consider current expected credit losses (CECL). This accounting pronouncement was adopted for our fiscal year beginning October 1, 2020. The federal banking regulators, including the Federal Reserve have adopted rules that gives a banking organization the option to phase in over a three-year or five-year period the day-one adverse effects of CECL on its regulatory capital. We elected the five-year period for our Company.
29-

CECL has substantially changed how we calculate our allowance for credit losses. We have adopted CECL and prepared our consolidated financial statements based on the required methodology; however we cannot predict how it will affect our results of operations and financial condition over time, including our regulatory capital. In general, expectations are that the CECL methodology will lead to increased volatility in banking organizations' required level of allowances at different points in the economic cycle, and in their results of operations. For additional discussion, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—2. New Accounting Standards." Material additions to our allowance through provision expense would materially decrease our net income. There can be no assurance that our monitoring procedures and policies will reduce certain lending risks or that our allowance for credit losses will be adequate to cover actual losses.
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
We also have an extensive branch network, owning separate branch locations throughout the areas we serve that may be subject to similar environmental liability risks. Environmental laws may require us to incur substantial expenses and could materially reduce the affected property's value or limit our ability to use or sell the affected property. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition or results of operations. For additional discussion, see "Item 1. Business - Environmental Laws Potentially Impacting the Bank."
Failure to comply with mortgage loan servicing standards, guidelines, laws and regulations, including the CARES Act, may result in substantial penalties, additional costs or losses.
As a residential mortgage servicer in the U.S., we have a portfolio of loan servicing rights. A loan servicing right is the right to service a mortgage loan (i.e.: collect principal, interest and escrow amounts) for a fee. The housing GSE, such as FNMA, the FHLMC and the FHLB, that own the mortgages that we service in our loan servicing rights portfolio have mortgage servicing standards. HUD and state housing finance agencies govern and establish guidelines for the servicing of GSE mortgages. The failure to comply with these standards and guidelines, as well as other applicable federal and state laws and regulations, could result in penalties assessed by HUD, the GSEs and/or our other regulators, or we could be forced to sell all or part of our loan servicing rights portfolio. In addition, we are subject to certain legal and contractual requirements for how we hold, transfer, use or enforce promissory notes, security instruments and other documents for residential mortgage loans that we service. Further, we currently use MERS for our servicing efforts. If documentation requirements were not met, or if the use of MERS or the MERS system is found not valid or effective, we could be obligated to, or choose to, take remedial actions and may be subject to additional costs or losses.
As a result of the CARES Act and associated regulations, customers of a federally backed mortgage loan (VA, FHA, USDA, Freddie and Fannie) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic have the ability to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency which includes granting a forbearance or deferral with no additional fees, penalties or interest, and with no adverse effects on the borrower’s credit. Foreclosures and evictions are prohibited during timeframes set by the GSEs. As a result of such forbearances, the extensions of any moratoriums, or a backlog of foreclosure cases as a resulting therefrom, there is an increased risk that the collateral value may deteriorate, resulting in a loss to the Bank. The Bank established new and updated existing policies, procedures and a change management process to facilitate the new CARES Act requirements, however, due to the extremely short implementation timeframes, and some ambiguity in the regulations, we are exposed to risks relating to noncompliance, and/or risk that errors may occur, subjecting the Bank to further regulatory, litigation, and/or operational risk, which could have a material adverse effect on our business, financial condition or results of operations.
30-

We rely on the mortgage secondary market for some of our liquidity.
We originate and sell a majority of our residential mortgage loans and their servicing rights, including $402.8 million of predominantly fixed rate residential mortgage loans sold during fiscal year 2021. This does not include the loan servicing portfolio acquired from HF Financial, approximately $262.1 million, and portfolio loans consisting of ARMs and other non-conforming loans of approximately $628.1 million, each at September 30, 2021. We rely on FNMA and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA, a change in the criteria for conforming loans. Any reforms to the U.S. residential mortgage finance market, including the role of FNMA, which are not yet known, may limit our ability to sell conforming loans to FNMA. Our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of residential mortgage loans may also impact our ability to continue selling residential mortgage loans in the secondary market, effecting our ability to fund, and thus originate, additional residential mortgage loans, which could have a material adverse effect on our business, financial condition or results of operations.
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
Uncertainty relating to LIBOR calculation process and phasing out of LIBOR may adversely affect us.
On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the 1-month, 3-month, 6-month and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond June 2023 that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. US Banking Regulation requires banks to stop originating new products using LIBOR by December 31, 2021. As of September 30, 2021, we no longer originate new loans or their products using any LIBOR index.
31-

Loans that we make through certain federal programs, including under the Paycheck Protection Program, are dependent on the federal government’s continuation and support of these programs and on our compliance with their requirements.
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
Federal and state governments have enacted laws intending to stimulate the economy in light of the business and market disruptions related to COVID-19, including the Small Business Administration Paycheck Protection Program. Our Bank participated as a lender in both rounds of the PPP, having provided over 4,800 loans for $727.3 million in the first round followed by over 4,100 loans for $249.5 million in the second round. We have processed over 6,900 loans totaling $764.8 million related to PPP forgiveness, resulting in an outstanding balance of $212.0 million as of September 30, 2021. We understand that PPP loans are fully guaranteed by the SBA and believe the majority of these loans will be forgiven. However, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part. Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by our Bank, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if we have already been paid under the guaranty, seek recovery from us of any loss related to the deficiency. Several other large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We and our Bank may be exposed to the risk of litigation, from both customers and non-customers that approached the Bank regarding PPP loans and our PPP process. If any such litigation is filed against the Bank and is not resolved in a manner favorable to the Bank, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.
We depend on the accuracy and completeness of information about customers and counterparties.
In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information, or from those customers or counterparties or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, fraudulent or misleading financial statements, credit reports or other financial information could result in credit losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition or results of operations.
COVID-19 could have negative effects on our hospitality and CRE loans, including loans to hotels, restaurants and health care facilities, which are dependent for repayment on the successful operation and management of the CRE, the strength of the CRE industry broadly and other factors outside of the borrower’s control.
In response to COVID-19, many state and local governments have ordered certain restrictions on non-essential businesses and residents. Certain industries have been particularly hard hit, including the travel and hospitality industry, the restaurant industry and the retail industry. At September 30, 2021, we had outstanding loans with hotels & resorts (excluding casino hotels) with $619.1 million, or 7.7% of total loans, restaurants with $125.7 million, or 1.6% of total loans, arts and entertainment with $159.0 million, or 2.0% of total loans, senior care with $368.0 million, or 4.6% of total loans, and skilled nursing with $206.9 million, or 2.6% of total loans, all as of September 30, 2021, with $195.2 million of these loans being classified as of September 30, 2021 and loan exposure in other segments of the identified industries being either immaterial or having not shown general distress thus far. Our CRE loans are dependent on the profitable operation and management of the property securing the loan and its cash flows. The continued spread of COVID-19 could result in further reduction of demand for hotel rooms and related lodging and entertainment services in general, reduction in business and personal travel, reduction in discretionary spending by our borrowers’ customers, increases in employee health related costs for our customers, operational cost increases due to potential labor, food, energy, water, transportation shortages, government forced closures and travel restrictions, or other unanticipated costs related to such force majeure events like COVID-19. These conditions can also lead to a decline in property sales prices and related assets and properties planned for development. Revenues may decline more quickly than borrowers are able to reduce expenses.
32-

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
As of September 30, 2021, we owned $2.34 billion of available for sale debt securities and $367.8 million of held to maturity debt securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if a credit impairment has occurred. The process for determining whether impairment is credit related usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize a credit impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
Risks Related to an Investment in the Company's Securities
Our ability to declare and pay dividends is subject to additional regulatory restrictions and we may not pay dividends on our common stock in the future.
Holders of our common stock are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. Our ability to pay dividends depends primarily on our receipt of dividends from our Bank, the payment of which is subject to numerous limitations under federal and state banking laws, regulations and policies. See "Item 1. Business—Supervision and Regulation—Dividends." As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. In addition, as a bank holding company our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. Due to negative retained earnings, primarily as a result of $713.0 million of impairment of goodwill and certain intangible assets, net of tax, during the second quarter of fiscal year 2020, our Bank has been required to notify the FDIC and SDDB, respectively, prior to declaring and paying a cash dividend from our Bank to the Company.
Our Board of Directors approved dividend payments of $0.01 per share for the first, second and third quarters of fiscal year 2021, and increased the dividend payment to $0.05 per share in the fourth quarter of fiscal year 2021. The Company had been paying quarterly dividends of $0.30 per share during fiscal year 2020, until the third and fourth quarter when the Board of Directors reduced the dividend to $0.15 and $0.01 per share, respectively, to conserve capital in response to the uncertainties associated with the COVID-19 pandemic. Any further changes in the level of our dividends or the suspension of the payment thereof by our Board of Directors could have a material adverse effect on the market price of our common stock.
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
We may need to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, as well as on acceptable terms, if needed, will depend on, among other things, our credit rating and perception in the marketplace, confidence of debt purchasers, conditions in the capital markets at that time, counterparties participating in the capital markets or other disruption in capital markets and our financial condition. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System. Further, if we need to raise capital in the future, we may need to compete for investors when seeking to raise capital. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.
33-

We have been rated as "BBB" with a stable outlook by Kroll Bond Rating Agency (“KBRA”). A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Our creditworthiness is not fixed and should be expected to change over time as a result of our performance and industry conditions. We cannot give any assurances that our credit ratings will remain at current levels, and it is possible that our ratings could be lowered or withdrawn by KBRA. Any actual or threatened downgrade or withdrawal of our credit rating could affect our perception in the marketplace and our ability to raise capital, and could increase our debt financing costs.
Future issues or sales of our capital stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute the ownership interests of our stockholders.
Any equity capital we obtain may result in the dilution of the interests of existing holders of our common stock. The market price of our common stock could decline as a result of the issues or sales of a large number of shares of our capital stock or from the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.
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
We have filed a registration statement with the SEC registering 2,837,222 shares of our common stock for issuance pursuant to awards granted under our equity incentive plans. We have granted awards covering 1,416,605 shares of our common stock under these plans as of September 30, 2021. Subject to stockholder approval, we may increase the number of shares registered for this purpose from time to time. Once we issue these shares, their holders will be able to sell them in the public market.
Certain banking laws and certain provisions of our certificate of incorporation may have an anti-takeover effect which could limit our stock price.
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
34-

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
35-

We may be adversely affected by risks associated with completed and potential acquisitions.
Our growth strategy has included consideration of potential acquisition opportunities that we believe support our business strategy and may enhance our profitability. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions and there is no assurance that, following any mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve profits comparable to, or better than, our historical experience. Acquisitions also involve numerous risks, including:
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
Failed bank acquisitions involve risks similar to acquiring operating banks even though the FDIC might provide assistance to mitigate certain risks, such as sharing in exposure to credit losses and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions are typically conducted by the FDIC in a manner that does not allow the time typically taken for a due diligence review or for preparing the integration of an acquired institution, we may face additional risks in transactions with the FDIC. These risks include, among other things, accuracy or completeness of due diligence materials, the loss of core deposits and strain on management resources related to collection and management of problem loans. There can be no assurance that we will be successful in overcoming these risks encountered in connection with such acquisitions, nor that any FDIC-assisted opportunities will be available to us in our markets. Our inability to overcome these risks could have a material adverse effect on our business, financial condition or results of operations.
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
36-

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
Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include, but are not limited to, the allowance for credit losses, valuation of assets acquired and liabilities assumed in business combinations, goodwill impairment, investment impairments, core deposits and other intangibles, derivatives and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the reserve provided; recognize significant impairment on goodwill and other intangible asset balances; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. For a discussion of our critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Impact of Accounting Estimates."
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
Risks Related to Legal, Reputational and Compliance Matters
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance ("ESG") practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.
38-

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
The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements, more restrictive interchange revenue and a more frequent and enhanced regulatory examination regime, including being examined by the CFPB with respect to various federal consumer financial protection laws, with the FDIC maintaining supervision over some consumer related regulations. As a relatively new agency with evolving regulations and practices, there is some uncertainty as to how the CFPB’s examination and regulatory authority might impact our business. Compliance may necessitate that we hire additional compliance or other personnel, implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations.
39-

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
Regulatory authorities routinely examine financial institutions for compliance with the USA PATRIOT ACT, OFAC, the BSA and related FinCEN and FFIEC Guidelines. Certain products we offer may expose us to enhanced risk in the event of noncompliance, including and not limited to providing our treasury management services to certain money transmitters and money services businesses. Failure to maintain and implement adequate programs as required by these obligations to combat terrorist financing, elder abuse, human trafficking, anti-money laundering and other suspicious activity and to fully comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for us, causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and significant civil money penalties against institutions found to be violating these regulations.
Risks Related to Privacy and Technology
Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
We ourselves must, and are also responsible to ensure our third party service providers in providing services to us, comply with various privacy, information security and data protection laws, such as the Gramm-Leach-Bliley Act. New privacy regulations may require substantial operational changes, updated disclosures, enhancements to our robust security program and planned privacy, data protection and information security-related practices, and our collection, use, sharing, retention and safeguarding of consumer or employee information. Such actions would increase in our costs of compliance and business operations and could reduce income from certain business initiatives. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.
Interruptions, cyber-attacks or other security breaches could have a material adverse effect on our business.
In the normal course of business, we directly or through third parties collect, store, share, process and retain sensitive and confidential information regarding our customers. We devote significant resources and management focus to ensuring the integrity of our systems, against damage from fires or other natural disasters; power or telecommunications failures; acts of terrorism or wars or other catastrophic events; breaches, physical break-ins or errors resulting in interruptions and unauthorized disclosure of confidential information, through information security and business continuity programs. Notwithstanding, our facilities and systems, and those of third party service providers, are vulnerable to interruptions, external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, force majeure events, or other similar events. We outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties including those resulting from breach, breakdowns or other disruptions in communication services, cyber-attacks and security breaches or if we otherwise have difficulty in our ability to deliver products and services to our customers and otherwise conduct business operations, our business, financial condition or results of operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense.
40-

As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer's information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. Increased use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and operations, coupled with the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others increases our security risks. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers continue to engage in attacks against large financial institutions. These attacks include denial of service attacks designed to disrupt external customer facing services, and ransomware attacks designed to deny organizations access to key internal resources or systems. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection. Further, our cardholders use their debit and credit cards to make purchases from third parties or through third party processing services. As such, we are subject to risk from data breaches of such third party's information systems or their payment processors. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems where we may be liable for losses. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our customers' or counterparties' confidential information, including employees.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets, failures or disruptions in our communications, information and technology systems, or our failure to adequately address them, could negatively affect our customer relationship management, general ledger, deposit, loan or other systems. We cannot assure that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. Our insurance may not fully cover all types of losses. The occurrence of any failures or interruptions of our communications, information and technology systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition or results of operations. We could be required to provide notices of security breaches. Such failures could result in increased regulatory scrutiny, legal liability, a loss of confidence in the security of our systems, our payment cards, products and services, and negative effects on our brand which could have a material adverse effect on our business, financial condition or results of operations.
We continually encounter technological change.
The financial services industry is continually undergoing rapid technological change with new, technology-driven products and services which increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, increased efficiencies in our operations and upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands. Service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws, having a material adverse effect on our business, financial condition or results of operations.
41-

We are subject to escheatment laws and regulations which could have a material impact on our operations.
We are subject to unclaimed or abandoned property (escheat) laws in the United States and abroad which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time, such as unredeemed money transfers. We hold property subject to escheat laws and we have an ongoing program to comply with those laws; however, unclaimed property reporting is extremely complex, state reporting guidelines may be unclear, or internal bank systems may have operational limitations, causing a greater likelihood of error. There is litigation risk for failure to accurately report unclaimed property, and we could be subject to sanctions, including fines, interest and penalties on amounts that should have been escheated. Any difference between the amounts we have accrued for unclaimed property and amounts that are claimed by a state or foreign jurisdiction could have a significant impact on our results of operations and cash flows. From time to time, the treasurers or controllers of various states and other jurisdictions, or their revenue departments, conduct audits of companies’ unclaimed property practices. We have received notice that a private contractor is initiating such an audit of the Bank, on behalf of the treasurers, controllers, or revenue departments of several states, to evaluate the Bank’s compliance with unclaimed property laws. The audits may result in additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to our procedures for the identification and escheatment of abandoned property. We believe additional escheatment of funds will not be material to our financial condition or results. However, at this time, we are not able to estimate any of these possible amounts.
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
42-

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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol "GWB." As of November 9, 2021, we had 11,509 holders of record.
Dividends
We intend to pay quarterly cash dividends on our common stock, subject to approval by our Board of Directors. Although we expect to pay dividends according to our dividend policy, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our Board of Directors. In determining the amount of any future dividends, our Board of Directors will take into account: (i) our financial results; (ii) our available cash, as well as anticipated cash requirements (including debt servicing); (iii) our capital requirements and the capital requirements of our subsidiaries (including our Bank); (iv) contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our stockholders or by our Bank to us; (v) general economic and business conditions; and (vi) any other factors that our Board of Directors may deem relevant. Therefore, there can be no assurance that we will pay any dividends to holders of our stock, or as to the amount of any such dividends. See "Item 1A. Risk Factors—Risks Related to an Investment in the Company's Securities—Our ability to declare and pay dividends is subject to additional regulatory restrictions and we may not pay dividends on our common stock in the future."
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
Because we are a holding company and do not engage directly in other business activities of a material nature, our ability to pay dividends on our stock depends primarily upon our receipt of dividends from our Bank, the payment of which is subject to numerous limitations under federal and state banking laws, regulations and policies. In general, dividends by our Bank may only be declared from its net profits and may be declared no more than once per calendar quarter. The approval of the South Dakota Director of Banking is required if our Bank seeks to pay aggregate dividends during any calendar year that would exceed the sum of its net profits from the year to date and retained net profits from the preceding two years, minus any required transfers to surplus. Moreover, under the FDIA an insured depository institution may not pay any dividends if the institution is undercapitalized or if the payment of the dividend would cause the institution to become undercapitalized. In addition, the federal bank regulatory agencies have issued policy statements providing that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings. See "Item 1. Business—Supervision and Regulation—Dividends" for more information on federal and state banking laws, regulations and policies limiting our and our Bank’s ability to declare and pay dividends. The current and future dividend policy of our Bank is also subject to the discretion of its Board of Directors. Our Bank is not obligated to pay dividends to us. For additional information, see "Item 1A. Risk Factors—Risks Related to an Investment in the Company's Securities—Our ability to declare and pay dividends is subject to additional regulatory restrictions and we may not pay dividends on our common stock in the future."
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
43-

Under our amended and restated certificate of incorporation, holders of our common stock and non-voting common stock will be equally entitled to receive ratably such dividends as may be declared from time to time by our Board of Directors out of legally available funds. No shares of our non-voting common stock are currently outstanding.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of September 30, 2021 about our common stock that may be issued under our equity compensation plans, which consist of the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan and the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan. On February 22, 2018 and February 9, 2021, our stockholders approved an amendment to each of our equity compensation plans increasing the number of authorized shares available for future grants.

	Number of securities to be issued upon exercise of outstanding restricted and performance based stock compensation (a)	Weighted average exercise price of outstanding restricted and performance based stock compensation (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders ¹	583,079	$25.34	1,420,617
Equity compensation plans not approved by security holders	—	—	—
Total	583,079	$25.34	1,420,617

[1] Each of our equity compensation plans were approved by the our Board of Directors on October 8, 2014 and subsequently approved by National Americas Holdings LLC, our sole stockholder at that time, on October 10, 2014.

Purchases of Equity Securities
On September 1, 2019, our Board of Directors approved an amendment to our stock repurchase program originally approved on October 26, 2016, wherein we were authorized to repurchase up to $100.0 million of our common stock ("Repurchase Program"). Pursuant to the amendment, we may repurchase up to an additional $75.0 million of our common stock. The Repurchase Program permits shares to be repurchased in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Repurchases may be made at management’s discretion at prices management considers to be attractive, subject to the availability of stock, general market conditions, the applicable trading price, future alternative advantageous uses for capital, and our financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the SEC and other applicable legal requirements. At September 30, 2021, we had $35.1 million available for future purchases of our common stock under the amended Repurchase Program.
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
We did not repurchase any of our common stock during the fourth quarter of fiscal year 2021.
44-

Total Shareholder Return Performance Graph
The following graph compares the cumulative total stockholder return on our common stock to the cumulative total returns for the Standard & Poor's ("S&P") 500 Index, Russell 2000 Index and Keefe, Bruyette & Woods ("KBW") Regional Bank Index. We have determined to compare our performance to the KBW Regional Bank Index for purpose of the graph as it includes most of the peer banks we typically use for comparison purposes. The graph assumes that $100 was invested on September 30, 2016 in our common stock and the above indexes. The cumulative total return on each investment is as of September 30, 2021 and assumes reinvestment of dividends.

Total Return Comparison of GWB Stock and Indexes Since 9/30/16
GWB Total Return
S&P500 Total Return
Russell2000 Total Return
KBW Regional Bank Index Total Return
250.00
225.00
200.00
175.00
150.00
125.00
100.00
75.00
50.00
25.00
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021

As of September 30, 2021
Great Western Bancorp Inc.	$109.45
S&P 500	$218.16
Russell 2000	$187.74
KBW Regional Bank Index	$162.14
ITEM 6. SELECTED FINANCIAL DATA
The information previously required by Item 6 of this Form 10-K has been intentionally omitted, as permitted by the SEC in connection with its adoption of its final rules regarding the amendments to modernize, simplify, and enhance identified financial disclosure requirements of registrants.
45-

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
Key Factors Affecting Our Business and Financial Performance
We believe that stable long-term growth and profitability are the result of building strong customer relationships while maintaining disciplined underwriting standards and continuing to focus on our operational efficiency. We plan to focus on originating high-quality loans and growing our deposit base through our relationship-based business banking approach. We believe that continuing to focus on our core strengths will enable us to gain market share and increase profitability. For more information on the key components of our strategy for continued success and future growth, see "Part I, Item 1. Business—Our Strategy."
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
Pending Merger of First Interstate BancSystem and Great Western Bancorp
On September 16, 2021, First Interstate BancSystem, Inc. (NASDAQ: FIBK), parent company of First Interstate Bank, and Great Western Bancorp, Inc., parent company of Great Western Bank, announced they have entered into a definitive agreement under which the companies will combine in an all‐stock transaction. Under the terms of the agreement, which was unanimously approved by both companies’ Boards of Directors, Great Western will merge into FIBK and the combined holding company and bank will operate under the First Interstate name and brand with the company’s headquarters remaining in Billings, Montana. Pending regulatory and shareholder approvals and the satisfaction of the closing conditions set forth in the agreement, the transaction is expected to close during the first calendar quarter of 2022.
46-

Impact and Response to COVID-19 Pandemic
We conduct business in nine states, including Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and South Dakota. Many of these states placed significant restrictions on businesses and individuals at the outset of the COVID-19 pandemic. While many of these initial restrictions have been lifted, there is still the possibility that certain restrictions could be re-imposed or extended to contain further spread if the rate of infection were to surge again in any of these states, including as a result of the Delta variant that has recently caused an uptick in infections particularly among non-vaccinated individuals. As a financial institution, we are considered an essential business and remain focused on keeping our employees safe and our bank running effectively to serve our customers and continue to monitor the continued spread of COVID-19 and its Delta variant. Our branches have been reopened across our footprint, and we have implemented a full return to work that still provides for flexible remote work optionality and adherence to CDC guidelines in the office.
Furthermore, the onset and continuation of the COVID-19 pandemic has significantly heightened the level of challenges, risks and uncertainties facing our business and continuation of operations, including the following:
•Market interest rates have declined significantly, and these reductions, especially if prolonged, could adversely affect our net interest income, net interest margin and earnings;
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
Highlights for the Fiscal Year Ended September 30, 2021
Net income and adjusted net income was $203.3 million, or $3.67 per diluted share, for fiscal year 2021, compared to net loss of $680.8 million, or $12.24 per diluted share for fiscal year 2020, while adjusted net income, which excludes the COVID-19 pandemic impact on goodwill, certain intangible assets and credit and other related charges, was $88.9 million, or $1.60 per diluted share for fiscal year 2020. The increase in adjusted net income was due to a reversal of provision for credit losses combined with an increase in noninterest income and a decrease in noninterest expense, excluding the impairment of goodwill and certain intangible assets. Our efficiency ratio, which measures our ability to manage noninterest expenses, was 50.5% for fiscal year 2021, compared to 61.9% for fiscal year 2020. For more information on our adjusted net income and efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Net interest margin, which measures our ability to maintain interest rates on interest earning assets above those of interest-bearing liabilities, was 3.36%, 3.59% and 3.74% for fiscal years 2021, 2020 and 2019, respectively. Adjusted net interest margin, which reflects the realized gain (loss) on interest rate swaps, was 3.26%, 3.51% and 3.74% for the same periods, respectively. We believe our adjusted net interest margin is more representative of our underlying performance and is the measure we use internally to evaluate our results. Net interest margin and adjusted net interest margin were 23 and 25 basis points lower, respectively, compared to fiscal year 2020. Net interest margin decreased between the two periods due to securities yields, which decreased 64 basis points, loan yields, which decreased 15 basis points, and a shift in mix of interest-earning assets toward interest-bearing bank deposits and investment securities, both with lower yields compared to loans. These decreases were partially offset by the cost of deposits, which decreased 41 basis points. A $4.0 million increase in the cost of interest rate swaps between the periods is the primary driver of the more pronounced decrease in adjusted net interest margin compared to net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
Total loans were $8.19 billion as of September 30, 2021, compared to $10.08 billion as of September 30, 2020, a decrease of $1.89 billion, or 18.8%. The net loan reduction was driven by sales of $267.5 million in hotel loans in fiscal year 2021, a net decrease of $515.3 million of PPP loans, and an increase in paydowns across the commercial and agriculture portfolios.
47-

Deposits were $11.31 billion at September 30, 2021 an increase of $301.7 million, or 2.7%, compared to $11.01 billion at September 30, 2020, due to an $876.7 million increase in checking and savings deposits across both business and consumer accounts, offset by a $229.5 million decrease in business and consumer time deposits and a $345.5 million decrease in public and brokered deposits. FHLB advances and other borrowings decreased by $75.0 million due to matured borrowings during the period.
At September 30, 2021, nonaccrual loans were $197.9 million, a decrease of $127.0 million compared to September 30, 2020, driven by repayments on multiple agricultural and commercial nonaccrual loans. Classified loans were $604.9 million as of September 30, 2021, a decrease of $164.6 million, compared to $769.5 million at September 30, 2020, driven by a number of upgraded agriculture relationships, and a number of payoffs and sales in both agriculture and non-agriculture loans. Total other repossessed property balances were $4.5 million as of September 30, 2021, a decrease of $15.5 million, or 77.6%, compared to September 30, 2020.
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
The balance of the ACL increased to $246.0 million at September 30, 2021 from $149.9 million at September 30, 2020 due to the impact of CECL adoption on October 1, 2020, where we recognized a Day 1 increase in the ACL of $177.3 million. The increase in ACL related to the adoption of CECL was partially offset by a reversal of provision for credit losses of $34.7 million for fiscal year 2021 due to lower loan balances and improved economic factors. For the same period in fiscal year 2020, we recognized a provision for credit losses of $118.4 million as a result of the impact of the COVID-19 pandemic. Net charge-offs for fiscal year 2021 were $47.6 million, or 0.52% of average total loans on an annualized basis, compared to net charge-offs of $39.3 million, or 0.40% of average total loans on an annualized basis, for fiscal year 2020. The increase in charge-offs was driven primarily by $34.0 million of charge-offs related to the sales of certain hotel loans during the period, partially offset by a reduction in agriculture and commercial non-real estate loan charge-offs of $16.2 million and $8.0 million, respectively.
Tier 1 capital, total capital and Tier 1 leverage ratios were 15.1%, 16.3% and 10.6%, respectively, at September 30, 2021, compared to 11.8%, 13.3% and 9.4%, respectively, at September 30, 2020. In addition, our Common Equity Tier 1 ratio was 14.3% and 11.0% at September 30, 2021 and September 30, 2020, respectively. Our tangible common equity to tangible assets ratio was 9.3% at September 30, 2021 and 9.2% at September 30, 2020. All regulatory capital ratios remain above regulatory minimums to be considered "well capitalized". For more information on our tangible common equity to tangible assets ratio, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
48-

Results of Operations—Fiscal Years Ended September 30, 2021, 2020 and 2019
Overview
The following table highlights certain key financial and performance information for fiscal years 2021, 2020 and 2019.

	At and for Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands, except share and per share amounts)
Operating Data:
Interest income (FTE)	$431,488	$499,718	$548,760
Interest expense	23,417	74,147	122,209
Noninterest income	66,564	17	60,732
Noninterest expense	240,756	1,007,368	224,898
(Reversal of) provision for credit losses ²	(34,734)	118,392	40,947
Net income (loss)	203,258	(680,808)	167,365
Adjusted net income ¹	$203,258	$88,890	$167,365
Common shares outstanding	55,116,503	55,014,189	56,283,659
Weighted average diluted common shares outstanding	55,443,909	55,612,251	57,257,061
Earnings per common share - diluted	$3.67	$(12.24)	$2.92
Adjusted earnings per common share - diluted ¹	3.67	1.60	2.92
Performance Ratios:
Net interest margin (FTE) ¹	3.36%	3.59%	3.74%
Adjusted net interest margin (FTE) ¹	3.26%	3.51%	3.74%
Return on average total assets	1.59%	(5.32)%	1.33%
Return on average common equity	18.4%	(44.2)%	9.1%
Return on average tangible common equity ¹	18.6%	2.9%	15.3%
Efficiency ratio ¹	50.5%	61.9%	45.8%
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

Net Interest Income 1
The following tables present net interest income 1, net interest margin and adjusted net interest margin 2 for fiscal years 2021, 2020 and 2019.

	At and for Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Net interest income ¹:
Total interest income (FTE)	$431,488	$499,718	$548,760
Less: Total interest expense	23,417	74,147	122,209
Net interest income (FTE)	$408,071	$425,571	$426,551
Net interest margin (FTE) and adjusted net interest margin (FTE) ¹ ²
Average interest-earning assets	$12,129,324	$11,868,666	$11,414,926
Average interest-bearing liabilities	$11,634,953	$11,168,035	$10,698,555
Net interest margin (FTE) ¹	3.36%	3.59%	3.74%
Adjusted net interest margin (FTE) ²	3.26%	3.51%	3.74%
[1] All references to net interest income and net interest margin are presented on a fully-tax equivalent basis unless otherwise noted.
[2] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Net interest income (FTE) decreased $17.5 million, or 4.1%, to $408.1 million in fiscal year 2021 from $425.6 million in fiscal year 2020. The decrease in net interest income (FTE) was driven by lower interest income of $68.2 million as a result of lower loan volumes and lower loan and securities yields. The decrease in interest income (FTE) was partially offset by a decrease in interest expense of $50.7 million as a result of lower yields on interest-bearing deposits, along with a decrease in borrowings. Net interest income (FTE) in fiscal year 2020 decreased $1.0 million, or 0.2%, from $426.6 million in fiscal year 2019. The decrease in net interest income (FTE) was primarily attributable to lower yields on loans and investments, partially offset by lower interest expense associated with deposits and borrowings for the same periods.
49-

Net interest margin was 3.36% and 3.59% in fiscal years 2021 and 2020, respectively, while adjusted net interest margin was 3.26% and 3.51% over the same periods, respectively. The decrease in net interest margin was due to securities yields, which decreased 64 basis points, loan yields, which decreased 15 basis points, and a shift in mix of interest-earning assets toward interest-bearing bank deposits and investment securities, both with lower yields compared to loans. These decreases were partially offset by the cost of deposits, which decreased 41 basis points. A $4.0 million and $9.3 million increase, respectively, in the cost of interest rate swaps in fiscal years 2021 and 2020, is the primary driver for the more pronounced decrease in adjusted net interest margin compared to the decrease in net interest margin.
Net interest margin was 3.59% in fiscal year 2020, compared with 3.74% in fiscal year 2019. Adjusted net interest margin was 3.51% and 3.74% over the same periods, respectively. The decrease in net interest margin was primarily due to the cost of deposits and borrowings, which decreased 49 and 58 basis points, respectively, while loan yields decreased 57 basis points and investment yields decreased 30 basis points. A $9.3 million increase in the cost of interest rate swaps between the periods is the primary driver of the more pronounced decrease in adjusted net interest margin compared to net interest margin. For more information on our adjusted net interest margin, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
50-

The following table presents the distribution of average assets, liabilities and equity, interest income and resulting yields on average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for fiscal years 2021, 2020 and 2019, respectively. Loans on nonaccrual status that had interest accrued as of the date of nonaccrual are immediately reversed as a reduction to interest income, while any interest subsequently recovered is recorded in the period of recovery. Tax-exempt loans and securities, totaling $694.6 million at September 30, 2021 and $717.2 million at September 30, 2020, are typically entered at lower interest rate arrangements than comparable non-exempt loans and securities. The amount of interest income reflected below has been adjusted to include the amount of tax benefit realized in the period and as such is presented on a fully-tax equivalent basis, the calculation of which is outlined in the discussion of non-GAAP items later in this section. Prior to the October 1, 2020 adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, ASC 310-30 loans represented loans accounted for in accordance with ASC 310-30 Accounting for Purchased Loans that were credit impaired at the time we acquired them. Non-ASC 310-30 loans represented loans we have originated and loans we have acquired that were not credit impaired at the time we acquired them.

	Fiscal Years Ended September 30,
	2021			2020			2019
	Average Balance	Interest (FTE)	Yield / Cost	Average Balance	Interest (FTE)	Yield / Cost	Average Balance	Interest (FTE)	Yield / Cost
	(dollars in thousands)
Assets
Interest-bearing bank deposits ¹	$1,033,690	$1,229	0.12%	$100,385	$1,383	1.38%	$61,646	$2,472	4.01%
Other interest-earning assets	85,144	943	1.11%	—	—	—%	—	—	—%
Investment securities	2,225,913	33,995	1.53%	1,967,873	42,653	2.17%	1,681,185	41,510	2.47%
Non-ASC 310-30 loans, net ²	8,784,577	395,321	4.50%	9,750,677	449,855	4.61%	9,610,956	496,753	5.17%
ASC 310-30 loans, net ³	—	—	—%	49,731	5,827	11.72%	61,139	8,025	13.13%
Loans, net	8,784,577	395,321	4.50%	9,800,408	455,682	4.65%	9,672,095	504,778	5.22%
Total interest-earning assets	12,129,324	431,488	3.56%	11,868,666	499,718	4.21%	11,414,926	548,760	4.81%
Noninterest-earning assets	675,299			937,489			1,206,151
Total assets	$12,804,623	$431,488	3.37%	$12,806,155	$499,718	3.90%	$12,621,077	$548,760	4.35%
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$2,784,732			$2,227,518			$1,860,645
Interest-bearing deposits	7,589,788	$11,846	0.16%	6,708,650	$35,594	0.53%	6,286,878	$69,305	1.10%
Time deposits	953,724	4,908	0.51%	1,584,191	23,009	1.45%	2,030,619	37,413	1.84%
Total deposits	11,328,244	16,754	0.15%	10,520,359	58,603	0.56%	10,178,142	106,718	1.05%
Securities sold under agreements to repurchase	77,804	62	0.08%	65,248	88	0.13%	66,485	180	0.27%
FHLB advances and other borrowings	120,008	3,419	2.85%	473,689	10,940	2.31%	345,375	9,771	2.83%
Subordinated debentures and subordinated notes payable	108,897	3,182	2.92%	108,739	4,516	4.15%	108,553	5,540	5.10%
Total borrowings	306,709	6,663	2.17%	647,676	15,544	2.40%	520,413	15,491	2.98%
Total interest-bearing liabilities	11,634,953	$23,417	0.20%	11,168,035	$74,147	0.66%	10,698,555	$122,209	1.14%
Noninterest-bearing liabilities	64,165			96,806			75,045
Stockholders' equity	1,105,505			1,541,314			1,847,477
Total liabilities and stockholders' equity	$12,804,623			$12,806,155			$12,621,077
Net interest spread			3.17%			3.24%			3.21%
Net interest income and net interest margin (FTE)		$408,071	3.36%		$425,571	3.59%		$426,551	3.74%
Less: Tax equivalent adjustment		6,344			6,146			5,843
Net interest income and net interest margin - ties to Statements of Comprehensive Income		$401,727	3.31%		$419,425	3.53%		$420,708	3.69%

[1] Interest income includes $0.1 million, $0.9 million and $0.7 million for fiscal years 2021, 2020 and 2019, respectively, resulting from interest earned on derivative collateral included in other assets on the consolidated balance sheets.

[2] Interest income includes $0.0 million, $1.4 million and $1.3 million for fiscal years 2021, 2020 and 2019, respectively, resulting from accretion of purchase accounting discount associated with acquired loans.

[3] Beginning in the first quarter of fiscal year 2021, ASC 310-30 loans began being reported with non-ASC 310-30 loans. Upon adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, discounts on ASC 310-30 loans related to noncredit factors accreted to interest income were immaterial.

51-

Interest Income 1
The following table presents interest income for fiscal years 2021, 2020 and 2019.

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Interest income:
Loans (FTE)	$395,321	$455,682	$504,778
Investment securities	33,995	42,653	41,510
Federal funds sold and other	2,172	1,383	2,472
Total interest income (FTE)	431,488	499,718	548,760
Less: Tax equivalent adjustment	6,344	6,146	5,843
Total interest income (GAAP)	$425,144	$493,572	$542,917
Total interest income (FTE) consists primarily of interest income on loans and interest income on our investment portfolio. Total interest income (FTE) decreased $68.2 million, or 13.7%, to $431.5 million for fiscal year 2021, from $499.7 million for fiscal year 2020, which decreased $49.1 million, or 8.9%, from $548.8 million for fiscal year 2019. Significant components of interest income are described in further detail below.
Loans. Interest income (FTE) on all loans decreased to $395.3 million in fiscal year 2021 from $455.7 million in fiscal year 2020, a decrease of $60.4 million, or 13.2%. The decrease in loan interest was attributable to lower loan volumes and loan yields, which decreased 15 basis points, reflecting the impact of PPP loans which yield a lower rate. Additionally, PPP income, which is included in loan interest, was $27.5 million and $10.2 million for fiscal years 2021 and 2020, respectively. Average net loan balances for fiscal year 2021 were $8.78 billion, representing a 10.4% decrease compared to the same period in fiscal year 2020.
Interest income (FTE) on all loans in fiscal year 2020 decreased $49.1 million, or 9.7%, from $504.8 million in fiscal year 2019 due to a decrease in yields on loans as discussed below and an increase in volume. Average net loan balances for fiscal year 2020 were $9.80 billion, representing a 1.3% increase compared to the same period in fiscal year 2019.
Our yield on loans is affected by market interest rates, the level of adjustable-rate loan indices, interest rate floors and caps, customer repayment activity, the level of loans held for sale, portfolio mix, and the level of nonaccrual loans. The average tax equivalent yield on loans was 4.50% for fiscal year 2021, a 15 basis point decrease compared to 4.65% for fiscal year 2020, which was an 57 basis point decrease from 5.22% for fiscal year 2019. Adjusted for the current realized gain (loss) on derivatives we use to manage interest rate risk on certain of our loans at fair value, which we believe represents the underlying economics of the transactions, the adjusted yield on loans was 4.36% for fiscal year 2021, a decrease of 16 basis points compared to 4.52% for fiscal year 2020, which was a 66 basis points decrease compared to 5.18% for fiscal year 2019. For more information on our adjusted yield on non-ASC 310-30 loans, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.
The average duration, net of interest rate swaps, of the loan portfolio was 1.5 years as of September 30, 2021. Approximately 50%, or $4.10 billion, of the portfolio is comprised of fixed rate loans, $524.5 million of which have an original term of 5 years or greater for which we have entered into equal and offsetting fixed-to-floating interest rate swaps. These loans effectively behave as floating rate loans. For floating and variable rate loans in the portfolio, approximately 38% are indexed to Wall Street Journal Prime, 26% to 5-year Treasuries, 25% are indexed to 1-month LIBOR and the balance to various other indices. Less than 16% of our total loans' rates are floored, with an average interest rate floor 84 basis points above market rates as of September 30, 2021. In addition, there were approximately 7% of our total loans with rate floors that have not been reached, with an average interest rate 8 basis points below market rates.
Loan-related fee income of $40.4 million is included in interest income for fiscal year 2021, compared to $22.6 million and $15.9 million for fiscal years 2020 and 2019, respectively. In addition, certain fees collected at loan origination are considered to be a component of yield on the underlying loans and are deferred and recognized into income over the life of the loans. Amortization related to the FDIC indemnification assets of $0.0 million, $1.0 million and $1.4 million for fiscal years 2021, 2020 and 2019, respectively, is included as a reduction to interest income.
Investment Securities Portfolio. The carrying value of investment securities and FHLB stock, which is included in other assets in the consolidated balance sheets, totaled $2.72 billion and $1.79 billion as of September 30, 2021 and 2020, respectively. Interest income on investments includes income earned on investment securities and FHLB stock. Interest income on investments was $34.0 million for fiscal year 2021, a decrease of $8.7 million, or 20.3%, from $42.7 million in fiscal year 2020. The decrease in interest income was driven by a yield decrease of 64 basis points to 1.53% from 2.17%.
In fiscal year 2020, interest income on investments increased $1.2 million, or 2.8%, from $41.5 million in fiscal year 2019. The increase was driven by an increase in average investment balance of $286.7 million, or 17.1%, partially offset by the yield on investments which decreased 30 basis points to 2.17% for fiscal year 2020, compared to 2.47% for fiscal year 2019.
52-

The weighted average life of the portfolio was 4.0 years at September 30, 2021, 3.2 years at September 30, 2020 and 3.7 years at September 30, 2019. Average investments in fiscal years 2021, 2020 and 2019 were 18.4%, 16.6% and 14.7% of total average interest-earning assets, respectively.
Interest Expense
The following table presents interest expense for fiscal years 2021, 2020 and 2019.

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Interest expense
Deposits	$16,754	$58,603	$106,718
FHLB advances and other borrowings	3,481	11,028	9,951
Subordinated debentures and subordinated notes payable	3,182	4,516	5,540
Total interest expense	$23,417	$74,147	$122,209
Total interest expense consists primarily of interest expense on three components: deposits, FHLB advances and other borrowings, and our outstanding subordinated debentures and subordinated notes payable. Total interest expense decreased $50.7 million, or 68.4%, to $23.4 million in fiscal year 2021, from $74.1 million in fiscal year 2020, which decreased $48.1 million, or 39.3%, from $122.2 million in fiscal year 2019. Average interest-bearing liabilities increased $466.9 million, or 4.2%, to $11.63 billion in fiscal year 2021, from $11.17 billion in fiscal year 2020, which increased $469.5 million, or 4.4%, from $10.70 billion in fiscal year 2019. The average cost of total interest-bearing liabilities decreased to 0.20% in fiscal year 2021, compared to 0.66% in fiscal year 2020 and 1.14% in fiscal year 2019. Significant components of interest expense are described in further detail below.
Deposits. Interest expense on deposits, consisting of interest-bearing accounts and time deposits, was $16.8 million in fiscal year 2021 compared with $58.6 million in fiscal year 2020, a decrease of $41.8 million, or 71.4%. The decrease was driven by the cost of deposits, which decreased 41 basis points to 0.15% for fiscal year 2021 from 0.56% for fiscal year 2020, partially offset by an increase in average deposit balances to $11.33 billion in fiscal year 2021 from $10.52 billion in fiscal year 2020, an increase of $807.9 million, or 7.7%.
Interest expense on deposits for fiscal year 2020 decreased $48.1 million, or 45.1%, from $106.7 million in fiscal year 2019. The decrease in interest expense in fiscal year 2020 was driven by the cost of deposits, which decreased 49 basis points to 0.56% for fiscal year 2020, partially offset by an increase of $342.2 million, or 3.4%, in average deposit balances to $10.52 billion in fiscal year 2020 from $10.18 billion in fiscal year 2019.
Average noninterest-bearing demand account balances increased to 24.6% of average total deposits for fiscal year 2021, compared with 21.2% for fiscal year 2020 and 18.3% for fiscal year 2019. Total average other liquid accounts, consisting of interest-bearing demand accounts, comprised 67.0% of total average deposits in fiscal year 2021, compared to 63.8% of total average deposits for fiscal year 2020 and 61.7% in fiscal year 2019, while time deposit accounts decreased in fiscal year 2021 to 8.4% of total average deposits compared to 15.0% in fiscal year 2020 and 20.0% in fiscal year 2019.
FHLB Advances and Other Borrowings. Interest expense on FHLB advances and other borrowings was $3.5 million for fiscal year 2021, compared to $11.0 million for fiscal year 2020 and $10.0 million for fiscal year 2019, reflecting weighted average cost of 2.85%, 2.31% and 2.83%, respectively. Our average balance for FHLB advances and other borrowings decreased to $120.0 million in fiscal year 2021 from $473.7 million in fiscal year 2020, which increased from $345.4 million in fiscal year 2019. Average FHLB advances and other borrowings as a proportion of total average interest-bearing liabilities were 1.0% for fiscal year 2021, 4.2% for fiscal year 2020 and 3.2% for fiscal year 2019. The average rate paid on FHLB advances is impacted by market rates and the various terms and repricing frequency of the specific outstanding borrowings in each year. The weighted average contractual rate paid on our FHLB advances was 2.81% at September 30, 2021, 1.78% at September 30, 2020 and 2.74% at September 30, 2019. The average tenor of our FHLB advances was 25 months at September 30, 2021, 23 months at September 30, 2020 and 34 months at September 30, 2019. The amount of other borrowings and related interest expense are immaterial in each of fiscal years 2021, 2020 and 2019.
We must collateralize FHLB advances by pledging real estate loans or investments. We pledge more assets than required by our current level of borrowings in order to maintain additional borrowing capacity. Although we may substitute other loans for such pledged loans, we are restricted in our ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At September 30, 2021, we had pledged $3.18 billion of loans to the FHLB, against which we had borrowed $120.0 million.
Subordinated Debentures and Subordinated Notes Payable. Interest expense on our outstanding junior subordinated debentures and subordinated notes payable was $3.2 million for fiscal year 2021, $4.5 million for fiscal year 2020, and $5.5 million for fiscal year 2019. The weighted average contractual rate on outstanding junior subordinated debentures was 2.34%, 2.47% and 4.38% at September 30, 2021, 2020 and 2019, respectively. The weighted average contractual rate on outstanding subordinated notes payable was 3.27%, 3.43% and 4.88% at September 30, 2021, 2020 and 2019, respectively.
53-

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

	2021 vs 2020			2020 vs 2019
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$1,310	$(504)	$806	$1,075	$(2,164)	$(1,089)
Other interest earning assets	855	(872)	(17)	—	—	—
Investment securities	5,726	(14,384)	(8,658)	6,621	(5,478)	1,143
Non-ASC 310-30 loans	(46,991)	(13,370)	(60,361)	7,273	(54,171)	(46,898)
ASC 310-30 loans	—	—	—	(1,384)	(814)	(2,198)
Loans	(46,991)	(13,370)	(60,361)	5,889	(54,985)	(49,096)
Total (decrease) increase	(39,100)	(29,130)	(68,230)	13,585	(62,627)	(49,042)
Increase (decrease) in interest expense:
Interest-bearing deposits	4,152	(27,900)	(23,748)	4,384	(38,095)	(33,711)
Time deposits	(6,909)	(11,192)	(18,101)	(7,302)	(7,102)	(14,404)
Securities sold under agreements to repurchase	14	(40)	(26)	(3)	(89)	(92)
FHLB advances and other borrowings	(9,645)	2,124	(7,521)	3,200	(2,031)	1,169
Subordinated debentures and subordinated notes payable	6	(1,340)	(1,334)	10	(1,034)	(1,024)
Total (decrease) increase	(12,382)	(38,348)	(50,730)	289	(48,351)	(48,062)
(Decrease) increase in net interest income (FTE)	$(26,718)	$9,218	$(17,500)	$13,296	$(14,276)	$(980)
Provision for Credit Losses
We recognized a reversal of provision for credit losses of $34.7 million for fiscal year 2021 compared to a provision for credit losses of $118.4 million for fiscal year 2020, a decrease of $153.1 million. The reversal of provision for credit losses was due to lower loan balances and improved economic factors. The provision for credit losses in fiscal year 2020 was a result of the impact of the COVID-19 pandemic.
We recognized a provision for credit losses of $118.4 million for fiscal year 2020 compared to a provision for credit losses of $40.9 million for fiscal year 2019, an increase of $77.4 million. The increase provision for credit losses was due to incurred losses in the portfolio primarily as a result of the COVID-19 pandemic. Included within the provision for credit losses was a net impairment of $0.2 million during fiscal year 2020 associated with ASC 310-30 loans. This compares to net improvement of $0.6 million related to this portion of the portfolio recorded in fiscal year 2019.

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
(Reversal of) provision for credit losses, non-ASC 310-30 loans ¹	$(33,588)	$118,204	$41,506
Decrease in provision for unfunded commitments reserve ²	(1,146)	—	—
Impairment (improvement) in loan and lease losses, ASC 310-30 loans	—	188	(559)
(Reversal of) provision for credit losses, total	$(34,734)	$118,392	$40,947

1 As presented above, the non-ASC 310-30 loan portfolio includes originated loans, other than loans for which we have elected the fair value option, and loans we acquired that we did not determine were acquired with deteriorated credit quality. Upon adoption of CECL, ASC 310-30 loans and related activity began being reported with non-ASC 310-30 loans.

[2] For the fiscal years ended September 30, 2020 and 2019, provision for unfunded commitments reserve of $1.9 million and $0.0 million, respectively, was recorded in other noninterest expense in the consolidated income statement.

54-

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

		Fiscal Years Ended September 30,
Item	Included within F/S Line Item(s):	2021	2020	2019
		(dollars in thousands)
(Reversal of) provision for credit losses ¹	(Reversal of) provision for credit losses ¹	$(34,734)	$118,392	$40,947
Increase (decrease) in provision for unfunded commitments reserve ¹	Other noninterest expense ¹	—	1,939	—
Net other repossessed property charges (income)	Net (gain) loss on repossessed property and other related expenses	(1,782)	12,858	4,367
Net (recovery) reversal of interest income on nonaccrual loans	Interest income on loans	(7,660)	4,894	312
Net realized credit loss on derivatives	Change in fair value of FVO loans and related derivatives	210	2,952	—
Loan fair value adjustment related to credit	Change in fair value of FVO loans and related derivatives	(3,664)	59,354	7,664
Total credit-related charges		$(47,630)	$200,389	$53,290
[1] Beginning in the first quarter of fiscal year 2021, increase in provision for unfunded commitments reserve is included in provision for credit losses.
We continue to evaluate the impact of the COVID-19 pandemic on our loan portfolio. Industries such as hotels & resorts (excluding casino hotels), casino hotels, restaurants, arts and entertainment, oil & energy, retail malls, airlines and healthcare have experienced varied business disruptions due to COVID-19. Since the beginning of the pandemic we have been closely monitoring the following loan segments (excluding PPP loans) given elevated industry risk from COVID-19: hotels & resorts (excluding casino hotels) with $619.1 million, or 7.7% of total loans, restaurants with $125.7 million, or 1.6% of total loans, arts and entertainment with $159.0 million, or 2.0% of total loans, senior care with $368.0 million, or 4.6% of total loans, and skilled nursing with $206.9 million, or 2.6% of total loans, for a total exposure of $1.48 billion, or 18.5% of total loans (excluding PPP loans) as of September 30, 2021, with $195.2 million of these loans being classified as of September 30, 2021 and loan exposure in other segments of identified industries being either immaterial or having not shown general distress thus far.
Total credit-related charges for fiscal year 2020 increased $147.1 million compared to fiscal year 2019. The majority of the increase was driven by increased provision for credit losses due to incurred losses in the portfolio primarily as a result of the COVID-19 pandemic.
Noninterest Income
The following table presents noninterest income for the fiscal years ended September 30, 2021, 2020 and 2019.

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Noninterest income
Service charges and other fees	$37,129	$37,741	$43,893
Wealth management fees	13,347	11,772	8,914
Mortgage banking income, net	11,337	8,959	4,848
Net gain (loss) on sale of securities and other assets	249	7,890	(178)
Other	7,261	4,623	5,287
Subtotal, service and product fees	69,323	70,985	62,764
Derivative interest expense	(12,727)	(8,722)	619
Change in fair value of FVO loans and related derivatives	3,468	(62,306)	(7,666)
Other derivative income	6,500	60	5,015
Subtotal, changes in fair value for loans at fair value and derivatives	(2,759)	(70,968)	(2,032)
Total noninterest income	$66,564	$17	$60,732
55-

Our noninterest income is comprised of the various fees we charge our customers for products and services we provide and the impact of changes in fair value of loans for which we have elected the fair value treatment and realized and unrealized gains (losses) on the related interest rate swaps we utilize to manage interest rate risk on these loans. While we are required under GAAP to present both components within total noninterest income, we believe it is helpful to analyze the two broader components of noninterest income separately to better understand the underlying performance of the business.
Noninterest income was $66.6 million for fiscal year 2021, compared with nominal noninterest income for fiscal year 2020, which decreased from $60.7 million for fiscal year 2019. Significant components of noninterest income are described in further detail below.
Service and Product Fees. We recognized $69.3 million of noninterest income related to product and service fees in fiscal year 2021, a decrease of $1.7 million, or 2.3%, from $71.0 million for fiscal year 2020 due to an increase in net mortgage banking income and income from additional investments in bank owned life insurance purchased, partially offset by a decrease in the gain on sale of investment securities..
Noninterest income related to product and service fees for the fiscal year 2020 increased $8.2 million, or 13.1%, from $62.8 million for fiscal year 2019. The increase was due to the gain on sale of $7.9 million in investment securities, a $4.1 million increase in mortgage banking income due to stronger origination demand and a $2.9 million increase in wealth management fees, partially offset by a $6.2 million decrease in service charges and interchange revenue driven by declines in transaction activity from COVID-19 pandemic impacts.
Changes in fair value for loans at fair value and derivatives. As discussed in "—Analysis of Financial Condition—Derivatives," changes in the fair value of loans for which we have elected the fair value treatment and realized and unrealized gains and losses on the related derivatives are recognized within noninterest income. For fiscal years 2021, 2020 and 2019 these items accounted for $2.8 million, $71.0 million and $2.0 million, respectively of noninterest loss. The change for fiscal year 2021 was driven by a favorable change in the credit risk adjustment of $71.2 million and a $1.0 million increase in swap fees, partially offset by a $4.0 million increase in the current cost of interest rate swaps due to changes in the interest rate environment. The change during fiscal year 2020 was driven by a $9.3 million increase in the current cost of interest rate swaps, a $3.0 million realized loss on derivatives and a $2.9 million decrease in swap fees combined with a net unfavorable change in the credit risk adjustment of $53.7 million. We believe that the current cost of interest rate swaps on the derivatives economically offsets the decrease in yield on the related loans. We present elsewhere the adjusted net interest income and adjusted net interest margin reflecting the metrics we use to manage the business.
Noninterest Expense
The following table presents noninterest expense for fiscal years September 30, 2021, 2020 and 2019.

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$154,288	$149,441	$136,305
Data processing and communication	27,526	24,455	24,077
Occupancy and equipment	21,270	21,273	20,784
Professional fees	21,332	21,961	14,579
Advertising	2,756	3,396	4,493
Net (gain) loss on repossessed property and other related expenses	(1,782)	12,858	4,367
Goodwill and intangible assets impairment	—	742,352	—
Other	15,366	31,632	20,293
Total noninterest expense	$240,756	$1,007,368	$224,898
Noninterest expense was $240.8 million for fiscal year 2021 compared with $1.01 billion for fiscal year 2020 and $224.9 million in fiscal year 2019. Our efficiency ratio was 50.5% for fiscal year 2021, 61.9% for fiscal year 2020 and 45.8% for fiscal year 2019. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section. Significant changes in components of noninterest expense are described in further detail below.
Salaries and Employee Benefits. Salaries and employee benefits are a significant component of noninterest expense and include the cost of incentive compensation, stock compensation, benefit plans, health insurance and payroll taxes. These expenses were $154.3 million for fiscal year 2021, an increase of $4.9 million, or 3.2%, from $149.4 million for fiscal year 2020. The majority of the increase was driven by annual merit increases combined with an increase in incentive accruals and healthcare costs. Salaries and employee benefits for fiscal year 2020 increased $13.1 million, or 9.6%, from $136.3 million for fiscal year 2019. The majority of the increase was driven by annual merit increases combined with a one-time PTO payout of $1.1 million offered to employees and $2.1 million in severance costs during the period.
56-

Data Processing and Communication. Data processing and communication expenses include payments to vendors who provide software, data processing, and services on an outsourced basis, costs related to supporting and developing internet-based activities, credit card rewards provided to our customers, depreciation of bank-owned hardware and software, postage and telephone expenses. Expenses for data processing and communication were $27.5 million for fiscal year 2021 and $24.5 million for fiscal year 2020, an increase of $3.0 million, or 12.6%. This increase was related to software maintenance and upgrades. Expenses for data processing and communication for fiscal year 2020 increased $0.4 million, or 1.6%, from $24.1 million for fiscal year 2019. This increase was due to annual increases in data processing and communication expense.
Occupancy and Equipment. Occupancy and equipment expenses include our branch network and administrative office locations throughout our footprint, including both owned and leased locations, property taxes, maintenance expense and depreciation of bank-owned furniture and equipment. These costs remained flat at $21.3 million for both fiscal year 2021 and 2020. Expenses for occupancy and equipment for fiscal year 2020 increased $0.5 million, or 2.4%, from $20.8 million for fiscal year 2019. The increase in fiscal years 2021 and 2020 were primarily due to annual increases in rent, utilities and property tax expenses.
Professional Fees. Professional fees include our FDIC assessment, borrower credit reports, the cost of accountants and other consultants, and legal services in connection with delinquent loans, business transactions, regulatory compliance matters and to resolve other legal matters. These expenses were $21.3 million for fiscal year 2021 and $22.0 million for fiscal year 2020, a decrease of $0.7 million, or 2.9%. The decrease in fiscal year 2021 was due to decreased FDIC assessment costs of $4.6 million and decreased legal costs of $1.0 million, partially offset by $5.2 million in merger-related costs. Expenses for professional fees for fiscal year 2020 increased $7.4 million, or 50.6%, from $14.6 million for fiscal year 2019. The increase in fiscal year 2020 was due to increased FDIC assessment costs of $4.0 million, $1.2 million in increased legal costs and $0.9 million increase in loan review fees.
Net (Gain) Loss on Repossessed Property and Other Assets. Our net gain on the sale of repossessed property and other assets was $1.8 million for fiscal year 2021, a net loss of $12.9 million for fiscal year 2020, and a net loss of $4.4 million for fiscal year 2019. The gain in fiscal year 2021 was primarily due gains on several properties sold during the period outpacing related expenses. The increase in fiscal year 2020 was primarily due to the valuation writedowns and related expenses of one repossessed property.
Goodwill and Intangible Assets Impairment. There was no goodwill and intangible assets impairment in fiscal year 2021. In fiscal year 2020, the COVID-19 pandemic resulted in impairment recognized in noninterest expense of $742.4 million, of which $622.4 million stemmed from goodwill related to the acquisition of Great Western Bank in 2008 by NAB, $118.2 million from goodwill related to subsequent acquisitions and $1.8 million from certain intangible assets. There was no goodwill and intangible assets impairment in fiscal year 2019.
Other. Other noninterest expenses include costs related to other repossessed property costs prior to foreclosure, business development and professional membership fees, travel and entertainment costs, amortization of core deposits and other intangibles, and other costs incurred. Other noninterest expenses were $15.4 million in fiscal year 2021, $31.6 million in fiscal year 2020 and $20.3 million in fiscal year 2019. The $16.2 million decrease in fiscal year 2021 was due to a $1.9 million decrease in unfunded commitment reserve, which is now accounted for within the loan provisioning under CECL, combined with higher costs in fiscal year 2020 as noted in the following sentence. The fiscal year 2020 increase of $11.3 million was primarily due to $7.6 million in expense related to the early payment of FHLB borrowings and a $2.0 million in expense related to the completion of the FDIC loss-sharing agreement, which ended June 4, 2020.
Our efficiency ratio, which measures our ability to manage noninterest expenses, was 50.5% for fiscal year 2021, compared to 61.9% for fiscal year 2020. For more information on our efficiency ratio, including a reconciliation to the most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures" section.
Provision for Income Taxes
The provision for income taxes varies due to the amount of taxable income, the level and effectiveness of tax-advantaged assets and tax credit funds and the rates charged by federal and state authorities. The provision for income taxes of $59.0 million in fiscal year 2021 represents an effective tax rate of 22.5%, compared to the benefit from income taxes of $25.5 million or 3.6%, for fiscal year 2020 and the provision for income taxes of $48.2 million or 22.4%, for fiscal year 2019. The substantial drop in effective tax rate for fiscal year 2020 was due to the impairment of goodwill and certain intangible assets and the increased provision for credit losses during the period. A sizable portion of goodwill impairment was related to non-tax-deductible goodwill for which no tax benefit was recorded.
57-

Return on Assets and Equity
The table below presents our return on average total assets, return on average common equity and return on average tangible common equity to average assets ratio at and for the dates presented.

	Fiscal Years Ended September 30,
	2021	2020	2019
Return on average total assets	1.59%	(5.32)%	1.33%
Return on average common equity	18.4%	(44.2)%	9.1%
Return on average tangible common equity ¹	18.6%	2.9%	15.3%

[1] This is a non-GAAP financial measure we believe is helpful to interpreting our financial results. For more information on this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP financial measure, see "—Non-GAAP Financial Measures" section.

Analysis of Financial Condition
The following table highlights certain key financial and performance information for fiscal years ended September 30, 2021, 2020 and 2019.

	As of September 30,
	2021	2020	2019
	(dollars in thousands)
Balance Sheet and Other Information
Total assets	$12,911,468	$12,604,439	$12,788,301
Loans ¹	8,185,053	10,076,142	9,706,763
Allowance for credit losses ³	246,038	149,887	70,774
Deposits	11,310,466	11,008,779	10,300,339
Stockholders' equity	1,201,479	1,162,933	1,900,249
Tangible common equity ²	$1,196,328	$1,156,769	$1,155,052
Tier 1 capital ratio	15.1%	11.8%	11.7%
Total capital ratio	16.3%	13.3%	12.7%
Tier 1 leverage ratio	10.6%	9.4%	10.1%
Common equity tier 1 ratio	14.3%	11.0%	11.0%
Tangible common equity / tangible assets ²	9.3%	9.2%	9.6%
Book value per share - GAAP	$21.80	$21.14	$33.76
Tangible book value per share ²	$21.71	$21.03	$20.52
Nonaccrual loans / total loans	2.42%	3.22%	1.10%
Net charge-offs (recoveries) / average total loans	0.52%	0.40%	0.36%
Allowance for credit losses ³ / total loans	3.01%	1.49%	0.73%

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

Our total assets were $12.91 billion at September 30, 2021, compared with $12.60 billion at September 30, 2020 and $12.79 billion at September 30, 2019. The increase in total assets for fiscal year 2021 was principally attributable to an increase in cash and cash equivalents and investment securities, partially offset by a decrease in net loans. The decrease in total assets for fiscal year 2020 was due to the COVID-19 related impairment of goodwill and certain intangible assets, partially offset by growth in loans and cash and cash equivalents.
At September 30, 2021, loans were $8.19 billion, a decrease of $1.89 billion, or 18.8%, from $10.08 billion at September 30, 2020, which increased $369.4 million, or 3.8%, compared to $9.71 billion at September 30, 2019. See "—Loan Portfolio" within this section for further discussion on the growth in net loans.
Total deposits were $11.31 billion at September 30, 2021, increase of $301.7 million, or 2.7%, from $11.01 billion at September 30, 2020, which increased $708.4 million, or 6.9%, from $10.30 billion at September 30, 2019. See "—Deposits" within this section for further discussion on the growth in deposits. FHLB and other borrowings decreased by $75.0 million, or 38.5%, for the fiscal year.
58-

Loan Portfolio
The following table presents our loan portfolio by category at each of the dates indicated:

	As of September 30,
	2021	2020 [1]	2019 [3]	2018 [3]	2017 [3]
	(dollars in thousands)
Construction and development	$394,712	$509,644	n/a ³	n/a ³	n/a ³
Owner-occupied CRE	1,357,715	1,417,394	n/a ³	n/a ³	n/a ³
Non-owner-occupied CRE	2,191,848	2,894,380	n/a ³	n/a ³	n/a ³
Multifamily residential real estate	539,063	533,983	n/a ³	n/a ³	n/a ³
Total commercial real estate	4,483,338	5,355,401	$5,092,410	$4,629,330	$4,124,805
Agriculture	1,428,614	1,722,696	2,008,644	2,182,688	2,122,138
Commercial non-real estate	1,535,394	2,165,038	1,719,956	1,699,987	1,718,914
Residential real estate	628,098	730,812	812,208	837,569	932,892
Consumer and other ²	109,609	102,195	99,466	96,176	109,766
Subtotal	n/a ¹	n/a ¹	9,732,684	9,445,750	9,008,515
Less: Unamortized discount on acquired loans and unearned net deferred fees and costs and loans in process ³	n/a ¹	n/a ¹	(25,921)	(29,826)	(39,962)
Total loans	8,185,053	10,076,142	9,706,763	9,415,924	8,968,553
Allowance for credit losses	(246,038)	(149,887)	(70,774)	(64,540)	(63,503)
Loans, net	$7,939,015	$9,926,255	$9,635,989	$9,351,384	$8,905,050
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
[3] Loan segments for September 30, 2019, 2018 and 2017 are presented based on unpaid principal balance and do not include unamortized discount on acquired loans, unearned net deferred fees and costs and loans in process. In addition, commercial real estate subsegments were not available.

During the fiscal year ended September 30, 2021, total loans decreased by $1.89 billion, or 18.8%. The net loan reduction was driven by sales of $267.5 million in hotel loans in fiscal year 2021, a net decrease of $515.3 million of PPP loans, and an increase in paydowns across the CRE, commercial non-real estate and agriculture portfolios. During the fiscal year ended September 30, 2020, total loans grew by $369.4 million, or 3.8%. The growth was primarily focused in commercial non-real estate loans, which grew by $445.1 million, or 25.9%, and CRE loans, which grew by $263.0 million, or 5.2%, partially offset by a decrease in agriculture loans of $285.9 million, or 14.2%. Over the same time period, residential real estate, consumer and other loan balances remained generally stable.
The following table presents an analysis of the amortized cost of our loan portfolio at September 30, 2021, by borrower and collateral type and by each of the major geographic areas we use to manage our markets.

	September 30, 2021
	South Dakota / Minnesota / North Dakota	Iowa / Missouri	Nebraska / Kansas	Arizona	Colorado	Specialized Assets ¹	Corporate and Other ²	Total	%
	(dollars in thousands)
Construction and development	$54,292	$43,492	$92,361	$65,210	$114,020	$27,670	$(2,333)	$394,712	4.8%
Owner-occupied CRE	318,717	327,403	216,818	228,136	253,896	8,974	3,771	1,357,715	16.6%
Non-owner-occupied CRE	445,737	607,258	328,819	227,352	410,898	171,888	(104)	2,191,848	26.8%
Multifamily residential real estate	201,049	125,385	178,714	6,824	27,429	1,001	(1,339)	539,063	6.6%
Total commercial real estate	1,019,795	1,103,538	816,712	527,522	806,243	209,533	(5)	4,483,338	54.8%
Agriculture	378,022	215,081	91,635	593,022	116,258	26,664	7,932	1,428,614	17.4%
Commercial non-real estate	219,163	480,862	386,120	76,179	108,631	6,723	257,716	1,535,394	18.8%
Residential real estate	195,525	160,767	140,504	56,725	63,463	12,465	(1,351)	628,098	7.7%
Consumer and other	11,996	26,618	23,727	311	1,625	4	45,328	109,609	1.3%
Total	$1,824,501	$1,986,866	$1,458,698	$1,253,759	$1,096,220	$255,389	$309,620	$8,185,053	100.0%
% by location	22.3%	24.3%	17.8%	15.3%	13.4%	3.1%	3.8%	100.0%
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

59-

The following table presents additional detail regarding our CRE, agriculture, commercial non-real estate and residential real estate loans at September 30, 2021.

September 30, 2021
(dollars in thousands)
Construction and development	$394,712
Owner-occupied CRE	1,357,715
Non-owner-occupied CRE	2,191,848
Multifamily residential real estate	539,063
Total commercial real estate	4,483,338
Agriculture real estate	679,536
Agriculture operating loans	749,078
Total agriculture	1,428,614
Commercial non-real estate	1,535,394
Home equity lines of credit	97,104
Closed end first lien	506,907
Closed end junior lien	24,087
Total residential real estate	628,098
Consumer and other	109,609
Total	$8,185,053
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
Agriculture. Agriculture loans include farm operating loans and loans collateralized by farm land. According to the American Banker's Association, at June 30, 2021, we were ranked the seventh-largest farm lender bank in the United States measured by total dollar volume of farm loans. We consider agriculture lending one of our core lending areas. We target a portfolio composition for agriculture loans not to exceed 225% of total capital according to our Risk Appetite Statement approved by our Board of Directors. Within our agriculture portfolio, loans are diversified across a wide range of subsectors with the majority of the portfolio concentrated within various types of grain, livestock and dairy products, and across different geographical segments within our footprint. Over recent years, our borrowers have experienced volatile commodity prices, the adverse effects of tariffs imposed on the export of agricultural products, and the effects of waivers of the amount of ethanol to be blended into the country's gasoline production. While these events, the continuing impact of the COVID-19 pandemic or a further downturn in the agriculture economy, could directly and adversely affect our agricultural loan portfolio and indirectly and adversely impact other lending categories including commercial non-real estate, CRE, residential real estate and consumer, we believe there continues to typically be strong secondary sources of repayment for the agriculture loan portfolio.
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
60-

The following table presents the maturity distribution of our loan portfolio as of September 30, 2021. The maturity dates were determined based on the contractual maturity date of the loan.

	September 30, 2021
	1 Year or Less	>1 Through 5 Years	>5 Years	Total
	(dollars in thousands)
Maturity distribution:
Construction and development	$153,758	$198,005	$42,949	$394,712
Owner-occupied CRE	137,383	478,459	741,873	1,357,715
Non-owner-occupied CRE	201,082	927,311	1,063,455	2,191,848
Multifamily residential real estate	61,340	221,451	256,272	539,063
Total commercial real estate	553,563	1,825,226	2,104,549	4,483,338
Agriculture	687,332	419,994	321,288	1,428,614
Commercial non-real estate	480,659	687,151	367,584	1,535,394
Residential real estate	36,857	121,634	469,607	628,098
Consumer and other	9,465	74,519	25,625	109,609
Total	$1,767,876	$3,128,524	$3,288,653	$8,185,053
The following table presents the distribution, as of September 30, 2021, of our loans that were due after one year between fixed and variable interest rates.

	September 30, 2021
	Fixed	Variable	Total
	(dollars in thousands)
Interest rate distribution:
Construction and development	$56,781	$184,173	$240,954
Owner-occupied CRE	723,663	496,669	1,220,332
Non-owner-occupied CRE	962,639	1,028,127	1,990,766
Multifamily residential real estate	183,262	294,461	477,723
Total commercial real estate	1,926,345	2,003,430	3,929,775
Agriculture	558,238	183,044	741,282
Commercial non-real estate	651,105	403,630	1,054,735
Residential real estate	315,285	275,956	591,241
Consumer and other	41,160	58,984	100,144
Total	$3,492,133	$2,925,044	$6,417,177
Other Repossessed Property
In the normal course of business, we obtain title to real estate and other assets when borrowers are unable to meet their contractual obligations and we initiate foreclosure proceedings, or via deed in lieu of foreclosure actions. Other repossessed property assets are considered nonperforming assets. When we obtain title to an asset, we evaluate how best to maintain and protect our interest in the property and seek to liquidate the assets at an acceptable price in a timely manner. Our total other repossessed property carrying value was $4.5 million as of September 30, 2021, a decrease of $15.5 million, or 77.6%, compared to $20.0 million at September 30, 2020, which decreased $16.7 million, or 45.5%, compared to $36.8 million at September 30, 2019. The decrease in fiscal year 2021 was due to three large liquidations during the period. The decrease in fiscal year 2020 was due to the writedown of one large relationship and several large liquidations during the period.
The following table presents our other repossessed property balances for the period indicated.

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Balance, beginning of period	$20,034	$36,764	$23,074
Additions to other repossessed property	4,211	14,088	25,668
Valuation adjustments and other	(721)	(10,776)	(2,328)
Sales	(19,045)	(20,042)	(9,650)
Balance, end of period	$4,479	$20,034	$36,764
61-

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

	As of September 30,
	2021	2020	2019	2018	2017
	(dollars in thousands)
Nonaccrual loans ¹
Construction and development	$20	n/a ³	n/a ³	n/a ³	n/a ³
Owner-occupied CRE	21,628	n/a ³	n/a ³	n/a ³	n/a ³
Non-owner-occupied CRE	6,495	n/a ³	n/a ³	n/a ³	n/a ³
Multifamily residential real estate	6,787	n/a ³	n/a ³	n/a ³	n/a ³
Total commercial real estate	34,930	$73,501	$14,973	$22,908	$14,912
Agriculture	132,724	217,642	77,880	107,226	100,504
Commercial non-real estate	23,993	26,918	9,502	6,887	13,674
Residential real estate	6,254	6,811	4,762	6,124	9,099
Consumer and other	35	74	74	61	123
Total nonaccrual loans	197,936	324,946	107,191	143,206	138,312
Other repossessed property	4,479	20,034	36,764	23,074	8,985
Total nonperforming assets	202,415	344,980	143,955	166,280	147,297
Performing TDRs	49,104	35,205	44,842	19,783	32,490
Total nonperforming and restructured assets	251,519	380,185	188,797	186,063	179,787
Accruing loans 90 days or more past due	41	—	11,180	156	1,859
Nonperforming TDRs included in total nonaccrual loans	$33,749	$62,792	$30,073	$77,156	$71,334

Percent of total assets
Total nonaccrual loans	1.53%	2.58%	0.84%	1.18%	1.18%
Other repossessed property	0.03%	0.16%	0.29%	0.19%	0.08%
Nonperforming assets ²	1.57%	2.74%	1.13%	1.37%	1.26%
Nonperforming and restructured assets ²	1.95%	3.02%	1.48%	1.54%	1.54%
[1] Includes nonperforming restructured loans.
[2] Includes nonaccrual loans, which includes nonperforming restructured loans.
[3] Balance for this segment is included in total commercial real estate for September 30, 2020, 2019, 2018 and 2017.
At September 30, 2021, our nonperforming assets were 1.57% of total assets, compared to 2.74% at September 30, 2020. Total nonaccrual loans decreased by $127.0 million compared to September 30, 2020, which increased $217.7 million compared to September 30, 2019. The decrease in nonaccrual loans in fiscal year 2021 was primarily driven by repayments on multiple agricultural and commercial nonaccrual loans. The increase in nonaccrual loans for fiscal year 2020 was primarily driven by several relationships in the agriculture and CRE segments of the loan portfolio moving to nonaccrual during the period.
We recognized approximately $8.8 million of interest income on loans that were on nonaccrual for the fiscal year ended 2021. We had average nonaccrual loans (calculated as a two-point average) of $261.4 million outstanding during fiscal year 2021. Based on the average loan portfolio yield for these loans for the current fiscal year, we estimate that interest income would have been $11.8 million higher during the period had these loans been accruing.
The Company implemented a more granular risk rating methodology as of October 1, 2020. We consistently monitor all loans internally rated "special mention" or worse because that rating indicates we have identified some potential weakness emerging; but loans rated "special mention" will not necessarily become problem loans or become impaired. Aside from the loans rated "special mention", we do not believe that we have any potential problem loans as of September 30, 2021 that are not already identified as nonaccrual, past due or restructured as it is our policy to promptly reclassify loans as soon as we become aware of doubts as to the borrowers’ ability to meet repayment terms.
When we grant concessions to borrowers that we would not otherwise grant if not for the borrowers’ financial difficulties, such as reduced interest rates or extensions of loan periods, we consider these modifications TDRs.
62-

The table below outlines total TDRs, split between performing and nonperforming loans, at each of the dates indicated.

	Fiscal Years Ended September 30,
	2021			2020			2019
	Performing TDRs	Nonperforming TDRs	Total	Performing TDRs	Nonperforming TDRs	Total	Performing TDRs	Nonperforming TDRs	Total
	(dollars in thousands)
Construction and development	$—	$20	$20	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹
Owner-occupied CRE	3,322	14,555	17,877	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹
Non-owner-occupied CRE	11,673	371	12,044	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	—	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹
Total commercial real estate	14,995	14,946	29,941	$23,215	$11,913	$35,128	$17,145	$904	$18,049
Agriculture	29,996	9,275	39,271	2,976	45,971	48,947	22,929	24,762	47,691
Commercial non-real estate	3,922	9,467	13,389	8,734	4,803	13,537	4,398	4,257	8,655
Residential real estate	191	48	239	277	74	351	263	102	365
Consumer and other	—	13	13	3	31	34	107	48	155
Total	$49,104	$33,749	$82,853	$35,205	$62,792	$97,997	$44,842	$30,073	$74,915
[1] Balance for this segment is included in total commercial real estate for September 30, 2020 and 2019.
As of September 30, 2021, total performing TDRs increased $13.9 million compared to September 30, 2020, which decreased $9.6 million compared to September 30, 2019. Performing TDRs increased from September 30, 2020 primarily due to one large relationship in the agriculture portfolio moving from nonperforming to performing status during the period. Performing TDRs decreased from September 30, 2019 primarily due to the net impact of the payoff of one large relationship in the agriculture portfolio and two large relationships in the agriculture portfolio moving to nonperforming status during the period.
As of September 30, 2021, total nonperforming TDRs decreased $29.0 million compared to September 30, 2020, which increased $32.7 million compared to September 30, 2019. Nonperforming TDRs decreased from September 30, 2020 mainly due to the one previously mentioned relationship in the agriculture portfolio that transferred to performing status. Nonperforming TDRs increased from September 30, 2019 mainly due to the net impact of two new relationships in the agriculture portfolio and the two previously mentioned relationships in the agriculture portfolio that transferred from performing status as well as one new commercial real estate relationship during the period.
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
Loans that are not reserved for on an individual basis are measured on a collective, or pooled basis ("collective reserve"). Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral type and expected credit loss patterns. The historical loss experience of the pool is generally the starting point for estimating expected credit losses under the collective reserve methodology. The historical loss experience rate of the loan pool is applied to each loan within the segment over the contractual life of each loan, adjusted for estimated prepayments. Management then determines an appropriate macroeconomic forecast based on the expectation of future conditions, including but not limited to the unemployment rate, which is the most significant factor, gross domestic product and corporate bond spreads, and applies the forecast to models which estimate the change in loss expectations relative to the historical loss rates. These models have been implemented in accordance with the Company's Model Risk Management Policy. Additionally, using its more granular risk rating system, the Company evaluates if the current credit quality of the portfolio materially differs from the one observed over the historical loss period and applies adjustments to the allowance accordingly. Qualitative adjustments may also be made to expected losses based on current and future conditions that may not be fully captured in the modeling components above, such as but not limited to industry, geographic and borrower concentrations, loans
63-

servicing practices and changes in underwriting criteria as well as the impact of economic events that are not captured in the historical loss experience or modeled losses.
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

	At and for Fiscal Years Ended September 30,
	2021	2020	2019	2018	2017
	(dollars in thousands)
Allowance for credit losses on loans:
Balance, beginning of period	$149,887	$70,774	$64,540	$63,503	$64,642
Adoption of ASU 2016-13, as amended	177,289	—	—	—	—
(Reversal of) provision for credit losses ²	(33,588)	118,204	41,506	17,754	22,210
Impairment (improvement) of ASC 310-30 loans	—	188	(559)	232	(671)
Charge-offs:
Construction and development	(27)	n/a ³	n/a ³	n/a ³	n/a ³
Owner-occupied CRE	(2,965)	n/a ³	n/a ³	n/a ³	n/a ³
Non-owner-occupied CRE	(36,951)	n/a ³	n/a ³	n/a ³	n/a ³
Multifamily residential real estate	(377)	n/a ³	n/a ³	n/a ³	n/a ³
Total commercial real estate	(40,320)	(5,181)	(1,511)	(3,925)	(2,043)
Agriculture	(5,523)	(21,705)	(24,847)	(9,473)	(7,853)
Commercial non-real estate	(6,216)	(14,178)	(7,895)	(3,813)	(12,576)
Residential real estate	(389)	(615)	(998)	(569)	(809)
Consumer and other	(939)	(3,071)	(1,810)	(2,124)	(2,599)
Total charge-offs	(53,387)	(44,750)	(37,061)	(19,904)	(25,880)
Recoveries:
Construction and development	424	n/a ³	n/a ³	n/a ³	n/a ³
Owner-occupied CRE	144	n/a ³	n/a ³	n/a ³	n/a ³
Non-owner-occupied CRE	457	n/a ³	n/a ³	n/a ³	n/a ³
Multifamily residential real estate	—	n/a ³	n/a ³	n/a ³	n/a ³
Total commercial real estate	1,025	1,395	567	533	485
Agriculture	2,869	2,189	385	332	415
Commercial non-real estate	1,155	1,018	392	994	652
Residential real estate	289	453	468	337	507
Consumer and other	499	416	536	759	1,143
Total recoveries	5,837	5,471	2,348	2,955	3,202
Net loan charge-offs	(47,550)	(39,279)	(34,713)	(16,949)	(22,678)
Balance, end of period	$246,038	$149,887	$70,774	$64,540	$63,503

Average total loans for the period ¹	$9,070,830	$9,908,495	$9,741,293	$9,252,436	$8,760,869
Total loans at period end ¹	$8,185,053	$10,076,142	$9,706,763	$9,415,924	$8,968,553
Ratios
Net charge-offs to average total loans	0.52%	0.40%	0.36%	0.18%	0.26%
Allowance for credit losses on loans to:
Total loans	3.01%	1.49%	0.73%	0.69%	0.71%
Nonaccruing loans	124.30%	46.13%	66.03%	45.07%	45.91%
[1] Loans are shown at amortized cost.
[2] For September 30, 2021, (reversal of) provision for credit losses in the consolidated statements of income includes $1.1 million of reversal of provision for unfunded commitments reserve.
[3] Balance for this segment is included in total commercial real estate for September 30, 2020, 2019, 2018 and 2017.
In the fiscal year 2021, we recorded net charge-offs of $47.6 million, representing 0.52% of average total loans, a 12 basis point increase compared to 0.40% of average total loans for fiscal year 2020. The increase in net charge-offs in fiscal year 2021 included $34.0 million of charge-offs related to the sales of certain hotel loans during the period, partially offset by a reduction in agriculture and commercial non-real estate loan charge-offs of $16.2 million and $8.0 million, respectively.
64-

At September 30, 2021, the allowance for credit losses was 3.01% of our total loan portfolio, a 152 basis point increase compared with 1.49% at September 30, 2020. The balance of the ACL increased from $149.9 million to $246.0 million over the same period due to the impact of CECL adoption on October 1, 2020, where we recognized a Day 1 increase in the ACL of $177.3 million, which resulted in a cumulative effect adjustment decrease of $132.9 million (after-tax) to retained earnings. The tax effect resulted in a $42.9 million increase in deferred tax assets. The increase in ACL related to the adoption of CECL was partially offset by a reversal of provision for credit losses of $34.7 million for fiscal year 2021 due to lower loan balances and improved economic factors.
Additionally, a portion of our loans which are carried at fair value, totaling $524.5 million and $655.2 million at September 30, 2021 and 2020, respectively, have no associated allowance for credit losses, but rather have a fair value adjustment related to credit risk included within their carrying value, thus driving the overall ratio of allowance for credit losses to total loans lower. The amount of fair value adjustment related to credit risk on these loans was $22.3 million and $30.5 million at September 30, 2021 and 2020, respectively, or 0.27% and 0.30% of total loans at September 30, 2021 and 2020, respectively.
The following tables present management’s allocation of the allowance for credit losses by loan category, in both dollars and percentage of our total allowance for credit losses, to specific loans in those categories at the dates indicated.

	September 30,
	2021	2020 [1]	2019	2018	2017
	(dollars in thousands)
Allocation of allowance for credit losses:
Construction and development	$20,075	$7,012	n/a ¹	n/a ¹	n/a ¹
Owner-occupied CRE	18,223	20,530	n/a ¹	n/a ¹	n/a ¹
Non-owner-occupied CRE	112,134	50,965	n/a ¹	n/a ¹	n/a ¹
Multifamily residential real estate	4,878	6,726	n/a ¹	n/a ¹	n/a ¹
Total commercial real estate	155,310	85,233	$16,827	$16,777	$16,941
Agriculture	40,340	27,018	30,819	28,121	25,757
Commercial non-real estate	39,256	27,599	17,567	13,610	14,114
Residential real estate	9,132	7,465	4,095	4,749	5,347
Consumer and other	2,000	2,572	1,466	1,283	1,344
Total	$246,038	$149,887	$70,774	$64,540	$63,503
Allocation of allowance for credit losses:
Construction and development	8.2%	4.7%	n/a ¹	n/a ¹	n/a ¹
Owner-occupied CRE	7.4%	13.7%	n/a ¹	n/a ¹	n/a ¹
Non-owner-occupied CRE	45.5%	34.0%	n/a ¹	n/a ¹	n/a ¹
Multifamily residential real estate	2.0%	4.5%	n/a ¹	n/a ¹	n/a ¹
Total commercial real estate	63.1%	56.9%	23.8%	26.0%	26.7%
Agriculture	16.4%	18.0%	43.5%	43.6%	40.6%
Commercial non-real estate	16.0%	18.4%	24.8%	21.1%	22.2%
Residential real estate	3.7%	5.0%	5.8%	7.3%	8.4%
Consumer and other	0.8%	1.7%	2.1%	2.0%	2.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%
1 At September 30, 2020, the allowance balances were reclassified to align with the eight loan portfolio pools established for adoption of CECL. For additional information, see Note 2.
Management will continue to evaluate the loan portfolio and assess economic conditions in order to determine future allowance levels and the amount of credit loss provisions. We review the appropriateness of our allowance for credit losses on a quarterly basis. Management monitors closely all past due and restructured loans in assessing the appropriateness of its allowance for credit losses. In addition, we follow procedures for reviewing and grading all substantial commercial and agriculture relationships at least annually. Based predominantly upon the review and grading process, we determine the appropriate level of the allowance in response to our assessment of the probable risk of expected losses inherent in our loan portfolio. Management makes additional credit loss provisions when the results of our problem loan assessment methodology or overall allowance testing of appropriateness indicates additional provisions are required.
The review of problem loans is an ongoing process during which management may determine that additional charge-offs are required or additional loans should be placed on nonaccrual status. We have also recorded an allowance for unfunded lending reserve related commitments that represents our estimate of credit losses on the portion of lending commitments that borrowers have not advanced. The Company's change in unfunded commitments reserve from the incurred loss methodology to the current expected credit loss methodology was immaterial as of the date of adoption and therefore no provision was recognized. The balance of the unfunded lending-related commitments reserve was $1.3 million and $2.4 million at September 30, 2021 and 2020, respectively, and is recorded in accrued expenses and other liabilities in the consolidated balance sheet.
65-

Investment Securities
The following table presents the amortized cost of each category of our investment portfolio at the dates indicated.

	September 30,
	2021	2020	2019
	(dollars in thousands)
Securities available for sale
U.S. Treasury securities	$99,093	$49,924	$94,178
U.S. Agency securities	24,976	24,974	—
Mortgage-backed securities:
Government National Mortgage Association	284,757	485,689	501,139
Federal Home Loan Mortgage Corporation	1,033,335	578,650	463,974
Federal National Mortgage Association	575,336	287,842	322,340
Small Business Assistance Program	235,402	244,653	316,502
States and political subdivision securities	43,614	54,224	66,145
Corporate debt securities	39,000	—	—
Other	1,006	1,006	1,006
Total	$2,336,519	$1,726,962	$1,765,284
Securities held to maturity
U.S. Treasury securities	$27,782	$—	$—
Mortgage-backed securities:
Government National Mortgage Association	55,698	—	—
Federal Home Loan Mortgage Corporation	130,272	—	—
Federal National Mortgage Association	84,002	—	—
Small Business Assistance Program	66,547	—	—
States and political subdivision securities	3,450	—	—
Total	$367,751	$—	$—
We generally invest excess deposits in high-quality, liquid investment securities including residential agency mortgage-backed securities and, to a lesser extent, U.S. Treasury securities, corporate debt securities and securities issued by U.S. states and political subdivisions. Our investment securities portfolio serves as a means to collateralize FHLB borrowings and public funds deposits, to earn net spread income on excess deposits, to maintain liquidity and to balance interest rate risk. Since September 30, 2020, the carrying value of the portfolio has increased by $936.3 million, or 52.8%.
66-

The following tables present the aggregate amortized cost of each investment category of the investment portfolio and the weighted average yield ("WA yield") for each investment category for each maturity period at September 30, 2021. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. The WA yield on these assets is presented below based on the contractual rate, as opposed to a tax equivalent yield concept.

	September 30, 2021
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Mortgage-backed securities		Securities without contractual maturities		Total
	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield	Amount	WA Yield
	(dollars in thousands)
Securities available for sale
U.S. Treasury securities	$—	—%	$49,396	0.78%	$49,697	1.22%	$—	—%	$—	—%	$—	—%	$99,093	1.00%
U.S. Agency securities	—	—%	24,976	1.13%	—	—%	—	—%	—	—%	—	—%	24,976	1.13%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	2,128,830	1.42%	—	—%	2,128,830	1.42%
States and political subdivision securities ¹ ²	15,745	1.71%	24,869	1.90%	3,000	1.65%	—	—%	—	—%	—	—%	43,614	1.81%
Corporate debt securities	—	—%	32,000	3.14%	7,000	2.75%	—	—%	—	—%	—	—%	39,000	3.07%
Other	—	—%	—	—%	—	—%	—	—%	—	—%	1,006	—%	1,006	—%
Total	$15,745	1.71%	$131,241	1.63%	$59,697	1.42%	$—	—%	$2,128,830	1.42%	$1,006	—%	$2,336,519	1.43%
Securities held to maturity
U.S. Treasury securities	$—	—%	$—	—%	$27,782	1.23%	$—	—%	$—	—%	$—	—%	$27,782	1.23%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	336,519	1.17%	—	—%	336,519	1.17%
States and political subdivision securities ¹ ²	150	3.00%	500	2.00%	2,800	1.78%	—	—%	—	—%	—	—%	3,450	1.86%
Total	$150	3.00%	$500	2.00%	$30,582	1.28%	$—	—%	$336,519	1.17%	$—	—%	$367,751	1.18%
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
Deposits
We obtain funds from depositors by offering consumer and business interest-bearing accounts and term time deposits. At September 30, 2021 and September 30, 2020, our total deposits were $11.31 billion and $11.01 billion, respectively, representing increase of $301.7 million, or 2.7%, due to a $876.7 million increase in checking and savings deposits across both business and consumer accounts, offset by a $229.5 million decrease in business and consumer time deposits and a $345.5 million decrease in public and brokered deposits. Our accounts are federally insured by the FDIC up to the legal maximum.
67-

The following table presents the balances and weighted average cost of our deposit portfolio at the following dates.

	September 30,
	2021		2020		2019
	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost	Amount	Weighted Avg. Cost
	(dollars in thousands)
Noninterest-bearing demand	$2,608,579	—%	$2,586,743	—%	$1,956,025	—%
Interest-bearing demand	7,967,316	0.11%	7,139,058	0.26%	6,248,638	1.00%
Time deposits, greater than $250,000	146,962	0.70%	352,913	1.12%	493,530	2.30%
Time deposits, less than or equal to $250,000	587,609	0.29%	930,065	0.75%	1,602,146	1.68%
Total	$11,310,466	0.10%	$11,008,779	0.27%	$10,300,339	0.98%
At September 30, 2021 and 2020, we had $76.1 million and $329.0 million, respectively, in brokered deposits. As a result of the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, most reciprocal deposits are no longer treated as brokered deposits and are now included with core commercial deposits.
Municipal public deposits constituted $1.15 billion and $1.25 billion of our deposit portfolio at September 30, 2021, and September 30, 2020, respectively, of which $770.6 million and $859.7 million, respectively, were required to be collateralized. Our top 10 depositors were responsible for 7.3% and 6.4% of our total deposits at September 30, 2021 and September 30, 2020, respectively.
The following table presents deposits by region.

	September 30,
	2021	2020	2019
	(dollars in thousands)
South Dakota / Minnesota / North Dakota	$2,959,326	$2,870,119	$2,631,091
Iowa / Missouri	3,291,639	3,184,321	2,799,597
Nebraska / Kansas	2,893,535	2,833,921	2,611,332
Arizona	688,407	590,567	508,308
Colorado	1,392,378	1,300,351	1,237,052
Specialized Assets	18,677	—	—
Other	66,504	229,500	512,959
Total deposits	$11,310,466	$11,008,779	$10,300,339
We fund a portion of our assets with time deposits that have balances greater than $250,000 and that have maturities generally in excess of six months. At September 30, 2021 and September 30, 2020, our time deposits greater than $250,000 totaled $147.0 million and $352.9 million, respectively. The following table presents the maturities of our time deposits greater than $250,000 and less than or equal to $250,000 in size at September 30, 2021.

	September 30, 2021
	Greater than $250,000	Less than or equal to $250,000
	(dollars in thousands)
Remaining maturity:
Three months or less	$49,781	$171,410
Over three through six months	34,452	128,047
Over six through twelve months	39,267	152,362
Over twelve months	23,462	135,790
Total	$146,962	$587,609
Percent of total deposits	1.3%	5.2%
At September 30, 2021 and September 30, 2020, the average remaining maturity of all time deposits was approximately 9 and 8 months, respectively. The average time deposit amount per account was approximately $25,522 and $37,174 at September 30, 2021 and September 30, 2020, respectively.
68-

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
We enter into RPAs with some of our derivative counterparties to assume the credit exposure related to interest rate derivative contracts. Our loan customer enters into an interest rate swap directly with a derivative counterparty and we agree through an RPA to take on the counterparty's risk of loss on the interest rate swap due to a default by the customer. The notional amounts of RPAs sold were $106.9 million and $80.7 million as of September 30, 2021 and September 30, 2020, respectively. Assuming all underlying loan customers defaulted on their obligation to perform under the interest rate swap with a derivative counterparty, the exposure from these RPAs would be $0.2 million and nominal at September 30, 2021 and September 30, 2020, respectively, based on the fair value of the underlying swaps.
Short-Term Borrowings
Our primary sources of short-term borrowings include securities sold under repurchase agreements and certain FHLB advances maturing within 12 months. The following table presents certain information with respect to only our borrowings with original maturities less than 12 months at and for the periods noted.

	At and for Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$91,289	$65,506	$68,992
FHLB advances	—	—	15,000
Other short-term borrowings	—	75,000	—
Total short-term borrowings	$91,289	$140,506	$83,992

Maximum amount outstanding at any month-end during the period	$92,528	$539,809	$371,649
Average amount outstanding during the period	$77,812	$218,340	$175,133
Weighted average rate for the period	0.08%	0.75%	1.72%
Weighted average rate as of date indicated	0.08%	0.09%	0.91%
Other Borrowings
In addition to FHLB short-term advances, we also had FHLB long-term borrowings of $120.0 million outstanding for both September 30, 2021 and September 30, 2020.
We had outstanding $74.0 million and $73.8 million of junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts as of September 30, 2021 and September 30, 2020, respectively. We are permitted under applicable laws and regulations to count these trust preferred securities as part of our Tier 1 capital.
69-

We issued $35.0 million of fixed-to-floating rate subordinated notes that mature on August 15, 2025 through a private placement. The notes, whose eligibility as Tier 2 capital was reduced by 20% beginning in the quarter ended September 30, 2020, and whose eligibility will continue to reduce 20% on the anniversary date thereof each of the next four years, bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 3.15%, payable quarterly on each November 15, February 15, April 15 and August 15. During the fiscal year 2021, we incurred $3.2 million in interest expense on all outstanding subordinated debentures and notes compared to $4.5 million and $5.5 million in fiscal years 2020 and 2019, respectively.
Off-Balance Sheet Commitments, Commitments, Guarantees and Contractual Obligations
The following table summarizes the maturity of our contractual obligations and other commitments to make future payments at September 30, 2021. Customer deposit obligations categorized as "not determined" include noninterest-bearing demand accounts and interest-bearing demand accounts with no stated maturity date.

	September 30, 2021
	Less Than 1 Year	1 to 2 Years	2 to 5 Years	>5 Years	Not Determined	Total
	(dollars in thousands)
Contractual Obligations:
Customer deposits	$545,587	$105,017	$52,817	$1,419	$10,605,626	$11,310,466
Securities sold under agreement to repurchase	91,289	—	—	—	—	91,289
FHLB advances and other borrowings	30,000	30,000	60,000	—	—	120,000
Subordinated debentures	—	—	—	75,920	—	75,920
Subordinated notes payable	—	—	35,000	—	—	35,000
Accrued interest payable	1,596	—	—	—	—	1,596
Interest on FHLB advances	3,363	2,532	1,214	—	—	7,109
Interest on subordinated debentures	1,775	1,775	5,326	14,241	—	23,117
Interest on subordinated notes payable	1,146	1,146	2,149	—	—	4,441
Unfunded commitment for investment in affordable housing limited partnership	468	2,402	6,844	187	—	9,900
Other Commitments:
Commitments to extend credit—non-credit card	$1,342,882	$194,570	$251,795	$223,945	$—	$2,013,192
Commitments to extend credit—credit card	132,129	—	—	—	—	132,129
Letters of credit	43,976	—	—	—	—	43,976
Advisory fees related to pending merger	13,391	—	—	—	—	13,391
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
The following table presents the total notional amounts of all commitments by us to extend credit and letters of credit as of the dates indicated.

	September 30,
	2021	2020	2019
	(dollars in thousands)
Commitments to extend credit	$2,145,321	$2,138,138	$2,229,678
Letters of credit	43,976	65,707	68,983
Total	$2,189,297	$2,203,845	$2,298,661
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
70-

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
Great Western Bancorp, Inc. Our primary source of liquidity is cash obtained from dividends by our Bank. We primarily use our cash for the payment of dividends, when and if declared by our Board of Directors, and the payment of interest on our outstanding junior subordinated debentures and subordinated notes. We also use cash, as necessary, to satisfy the needs of our Bank through equity contributions and for acquisitions. At September 30, 2021, our holding company had $28.6 million of cash. During the first quarter of fiscal year 2022, we declared and paid a dividend of $0.05 per common share. The outstanding amount under our private placement subordinated capital notes was $35.0 million at September 30, 2021. Our management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. We may consider raising additional capital in public or private offerings of debt or equity securities. To this end, on June 1, 2020 we filed a shelf registration statement with the SEC registering an indeterminate amount of our common stock, debt securities and other securities which we may decide to issue in the future. The specific terms of any shares or other securities we choose to issue will be based on current market conditions and will be described in a supplement to the prospectus contained in the shelf registration statement.
Great Western Bank. Our Bank maintains sufficient liquidity by maintaining minimum levels of excess cash reserves (measured on a daily basis), a sufficient amount of unencumbered, highly liquid assets and access to contingent funding. At September 30, 2021, our Bank had cash of $1.55 billion (inclusive of $28.6 million of cash from our holding company) and $2.34 billion of highly-liquid available for sale securities held in our investment portfolio, of which $1.26 billion were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The balance could be sold to meet liquidity requirements. Our Bank had $120.0 million in FHLB borrowings at September 30, 2021, with additional available lines of $1.66 billion. Our Bank also had an additional borrowing capacity of $933.7 million with the FRB Discount Window. Our Bank primarily uses liquidity to meet loan requests and commitments (including commitments under letters of credit), to accommodate outflows in deposits and to take advantage of interest rate market opportunities. At September 30, 2021, we had a total of $2.19 billion of outstanding exposure under commitments to extend credit and issued letters of credit. Our management believes that the sources of available liquidity are adequate to meet all our Bank’s reasonably foreseeable short-term and intermediate-term demands.
71-

Capital
As a bank holding company, we must comply with the capital requirements established by the Federal Reserve, and our Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators.
The following table presents our regulatory capital ratios at September 30, 2021 and the standards for both well-capitalized depository institutions and minimum capital requirements. Our capital ratios exceeded applicable regulatory requirements as of that date.

	September 30, 2021
	Actual
	Capital Amount	Ratio	Minimum Capital Requirement Ratio ¹	Well Capitalized Ratio
	(dollars in thousands)
Great Western Bancorp, Inc.
Tier 1 capital	$1,378,832	15.1%	6.0%	N/A
Total capital	1,491,639	16.3%	8.0%	N/A
Tier 1 leverage	1,378,832	10.6%	4.0%	N/A
Common equity Tier 1 ²	1,304,865	14.3%	4.5%	N/A
Risk-weighted assets	$9,128,666
Great Western Bank
Tier 1 capital	$1,377,944	15.1%	6.0%	8.0%
Total capital	1,469,751	16.1%	8.0%	10.0%
Tier 1 leverage	1,377,944	10.6%	4.0%	5.0%
Common equity Tier 1 ²	1,377,944	15.1%	4.5%	6.5%
Risk-weighted assets	$9,126,409

[1] Does not include capital conservation buffer, which was 2.5% at September 30, 2021.
At September 30, 2021 and September 30, 2020, our Tier 1 capital included an aggregate of $74.0 million and $73.8 million, respectively, of trust preferred securities issued by our subsidiaries, net of fair value adjustment. At September 30, 2021, our Tier 2 capital included $91.8 million of the allowance for credit losses and $21.0 million of subordinated capital notes whose eligibility as Tier 2 capital was reduced by 20% beginning in the quarter ending September 30, 2020. At September 30, 2020, our Tier 2 capital included $127.2 million of the allowance for credit losses and $28.0 million of subordinated capital notes. Our total risk-weighted assets were $9.13 billion at September 30, 2021.
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
72-

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

	At and for Fiscal Years Ended September 30,
	2021	2020	2019	2018	2017
	(Dollars in thousands except share and per share amounts)
Adjusted net income and adjusted earnings per common share:
Net income (loss) - GAAP	$203,258	$(680,808)	$167,365	$157,916	$144,786
Add: Acquisition expenses, net of tax	—	—	—	—	440
Add: COVID-19 related impairment of goodwill and certain intangible assets, net of tax	—	713,013	—	—	—
Add: COVID-19 impact on credit and other related charges, net of tax	—	56,685	—	—	—
Add: Deferred taxes revaluation due to Tax Reform Act	—	—	—	13,586	—
Adjusted net income	$203,258	$88,890	$167,365	$171,502	$145,226

Weighted average diluted common shares outstanding	55,443,909	55,612,251	57,257,061	59,131,650	59,029,382
Earnings per common share - diluted	$3.67	$(12.24)	$2.92	$2.67	$2.45
Adjusted earnings per common share - diluted	$3.67	$1.60	$2.92	$2.90	$2.46

Pre-tax pre-provision income ("PTPP"):
Income (loss) before income taxes - GAAP	$262,269	$(706,318)	$215,595	$232,035	$214,227
Add: (Reversal of) provision for credit losses - GAAP	(34,734)	118,392	40,947	17,986	21,539
Add: Change in fair value of FVO loans and related derivatives - GAAP	(3,468)	62,306	7,666	194	936
Add: Goodwill impairment - GAAP	—	742,352	—	—	—
Pre-tax pre-provision income	$224,067	$216,732	$264,208	$250,215	$236,702

Tangible net income and return on average tangible common equity:
Net income (loss) - GAAP	$203,258	$(680,808)	$167,365	$157,916	$144,786
Add: Amortization of intangible assets and COVID-19 related impairment of goodwill and certain intangible assets, net of tax	1,014	714,339	1,337	1,460	2,044
Tangible net income	$204,272	$33,531	$168,702	$159,376	$146,830

Average common equity	$1,105,505	$1,541,314	1,847,477	1,788,153	1,702,225
Less: Average goodwill and other intangible assets	5,619	375,549	745,920	747,513	749,393
Average tangible common equity	$1,099,886	$1,165,765	$1,101,557	$1,040,640	$952,832

Return on average common equity *	18.4%	(44.2)%	9.1%	8.8%	8.5%
Return on average tangible common equity **	18.6%	2.9%	15.3%	15.3%	15.4%

* Calculated as net income - GAAP divided by average common equity.
** Calculated as tangible net income divided by average tangible common equity.

Adjusted net interest income and adjusted net interest margin (fully-tax equivalent basis), on non-ASC 310-30 loans:
Net interest income - GAAP	$401,727	$419,425	$420,708	$407,837	$389,195
Add: Tax equivalent adjustment	6,344	6,146	5,843	6,597	8,599
Net interest income (FTE)	408,071	425,571	426,551	414,434	397,794
Add: Derivative interest expense	(12,727)	(8,721)	619	(5,365)	(14,395)
Adjusted net interest income (FTE)	$395,344	$416,850	$427,170	$409,069	$383,399

Average interest-earning assets	$12,129,324	$11,868,666	$11,414,926	$10,647,357	$10,209,741
Net interest margin (FTE) *	3.36%	3.59%	3.74%	3.89%	3.90%
Adjusted net interest margin (FTE) **	3.26%	3.51%	3.74%	3.84%	3.76%

* Calculated as net interest income (FTE) divided by average interest earning assets.
** Calculated as adjusted net interest income (FTE) divided by average interest earning assets.

73-

	At and for Fiscal Years Ended September 30,
	2021	2020	2019	2018	2017
	(Dollars in thousands except share and per share amounts)
Adjusted interest income and adjusted yield (fully-tax equivalent basis), on non-ASC 310-30 loans:
Interest income - GAAP	$388,977	$443,709	$490,910	$439,789	$396,481
Add: Tax equivalent adjustment	6,344	6,146	5,843	6,597	8,599
Interest income (FTE)	395,321	449,855	496,753	446,386	405,080
Add: Derivative interest expense	(12,727)	(8,721)	619	(5,365)	(14,395)
Adjusted interest income (FTE)	$382,594	$441,134	$497,372	$441,021	$390,685

Average non-ASC310-30 loans	$8,784,577	$9,750,677	$9,610,956	$9,106,519	$8,581,615
Yield (FTE) *	4.50%	4.61%	5.17%	4.90%	4.72%
Adjusted yield (FTE) **	4.36%	4.52%	5.18%	4.84%	4.55%

* Calculated as interest income (FTE) divided by average loans.
** Calculated as adjusted interest income (FTE) divided by average loans.

Efficiency ratio:
Total revenue - GAAP	$468,291	$419,442	$481,440	$481,446	$452,409
Add: Tax equivalent adjustment	6,344	6,146	5,843	6,597	8,599
Total revenue (FTE)	$474,635	$425,588	$487,283	$488,043	$461,008

Noninterest expense	$240,756	$1,007,368	$224,898	$231,425	$216,643
Less: Amortization of intangible assets and COVID-19 related impairment of goodwill and certain intangible assets	1,014	743,745	1,538	1,662	2,358
Tangible noninterest expense	$239,742	$263,623	$223,360	$229,763	$214,285

Efficiency ratio *	50.5%	61.9%	45.8%	47.1%	46.5%

* Calculated as the ratio of tangible noninterest expense to total revenue (FTE).

Tangible common equity and tangible common equity to tangible assets:
Total stockholders' equity	$1,201,479	$1,162,933	$1,900,249	$1,840,551	$1,755,000
Less: Goodwill and other intangible assets	5,151	6,164	745,197	746,735	748,397
Tangible common equity	$1,196,328	$1,156,769	$1,155,052	$1,093,816	$1,006,603

Total assets	$12,911,468	$12,604,439	$12,788,301	$12,116,808	$11,690,011
Less: Goodwill and other intangible assets	5,151	6,164	745,197	746,735	748,397
Tangible assets	$12,906,317	$12,598,275	$12,043,104	$11,370,073	$10,941,614

Tangible common equity to tangible assets	9.3%	9.2%	9.6%	9.6%	9.2%

Tangible book value per share:
Total stockholders' equity	$1,201,479	$1,162,933	$1,900,249	$1,840,551	$1,755,000
Less: Goodwill and other intangible assets	5,151	6,164	745,197	746,735	748,397
Tangible common equity	$1,196,328	$1,156,769	$1,155,052	$1,093,816	$1,006,603

Common shares outstanding	55,116,503	55,014,189	56,283,659	58,917,147	58,834,066
Book value per share - GAAP	$21.80	$21.14	$33.76	$31.24	$29.83
Tangible book value per share	$21.71	$21.03	$20.52	$18.57	$17.11
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
74-

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
We have identified the following accounting policies as critical: the allowance for credit losses, core deposits and other intangibles, derivatives, and income taxes. Additionally, in the prior year we identified goodwill impairment as a critical accounting policy. We have reviewed these critical accounting estimates and related disclosures with our Audit Committee.
Allowance for Credit Losses
Description. We maintain an allowance for credit losses at a level management believes is appropriate based on ongoing evaluation of the loan portfolio based on the current expected credit loss model driven primarily by monitoring changes in loan risk grades, delinquencies, and other credit risk indicators, which are inherently subjective.
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
Loans that are not reserved for on an individual basis are measured on a collective, or pooled basis ("collective reserve"). The historical loss experience of the pool is generally the starting point for estimating expected credit losses under the collective reserve methodology. The historical loss experience rate of the loan pool is applied to each loan within the segment over the contractual life of each loan, adjusted for estimated prepayments. Management then determines an appropriate macroeconomic forecast based on the expectation of future conditions, including but not limited to the unemployment rate, which is the most significant factor, gross domestic product and corporate bond spreads, and applies the forecast to models which estimate the change in loss expectations relative to the historical loss rates over a forecasted 2 year period after which the loss rates revert back to the historical loss rates over a 1 year reversion period. Qualitative adjustments may also be made to expected losses based on current and future conditions that may not be fully captured in the modeling components above, such as but not limited to industry, geographic and borrower concentrations, loans servicing practices and changes in underwriting criteria as well as the impact of economic events that are not captured in the historical loss experience or modeled losses.
Changes to the allowance for credit losses are made by charges to or reductions in the provision for credit losses, which are reflected in the consolidated statements of income. Loans deemed to be uncollectible are charged off against the allowance for credit losses. Recoveries of amounts previously charged-off are credited to the allowance for credit losses. Further discussion of the methodology used in establishing the allowance for credit losses is provided in the Allowance for Credit Losses section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 1. Nature of Operations and Summary of Significant Accounting Policies."
Judgments and Uncertainties. Management makes a range of assumptions to determine what is believed to be the appropriate level of allowance for credit losses. Management determines an appropriate macroeconomic forecast based on the expectation of future conditions over a supportable forecast period as described above, as well as qualitative adjustments based on current and future conditions that may not be fully captured in the modeling components above. All of these estimates are susceptible to significant change.
Effect if Actual Results Differ From Assumptions. The allowance represents our best estimate of expected current credit losses in the loan portfolio, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on our financial condition and results of operations.

75

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
76-

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
Goodwill Impairment
Description. Prior to fiscal year 2021, goodwill represented the excess purchase price over the fair value of identifiable net assets of acquired companies. Goodwill often involved estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under ASC Topic 350, we conducted a goodwill impairment test on the basis of one reporting unit at least annually, and more frequently if events occurred or circumstances changed that would more-likely-than-not reduce the fair value below its carrying amount. We assessed qualitative factors to determine whether it was more-likely-than-not the fair value was less than its carrying amount. If we concluded based on the qualitative assessment that goodwill may be impaired, we would perform a quantitative one-step impairment test. An impairment loss would be recognized for any excess of carrying value over fair value of the goodwill, and any subsequent increases in goodwill would not be recognized on the consolidated financial statements.
Judgments and Uncertainties. When performing the qualitative assessment to determine whether the fair value of the reporting unit was less than the carrying value, we assessed relevant events and circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance, changes in the composition or carrying amount of assets and liabilities, the market price of the Company's common stock, and other relevant factors. If a quantitative assessment was considered necessary, the fair value of the reporting unit was calculated with the assistance of a third party using management's assumptions of future growth rates, future attrition of the customer base, discount rates, multiples of earnings and other relevant factors.
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
77-

We rely on interest rate swaps to manage our interest rate exposure on CRE, agricultural and commercial non-real estate loans with fixed interest rates of more than 5 years, such as our tailored business loans. As of September 30, 2021, we had a notional amount of $511.7 million of interest rate swaps outstanding. The overall effectiveness of our interest rate swap strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates. We do not engage in speculative trading activities relating to interest rates, foreign exchange rates, commodity prices, equities or credit.
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
Potential changes to our adjusted net interest income (i.e., GAAP net interest income plus current realized gain or loss on derivatives) in hypothetical rising and declining rate scenarios calculated as of September 30, 2021 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with realistic results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the immediate-shift scenarios, we assume short-term rates follow a forward yield curve throughout the forecast period that is dictated by the instantaneously shocked yield curve from the as of date. In the gradual-shift scenarios, we take each rate across the yield curve from the as of date and shock it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Annualized Adjusted Net Interest Income for the Fiscal Year Ended September 30, 2021
Change in Market Interest Rates as of September 30, 2021	Fiscal Year Ending September 30, 2022	Fiscal Year Ending September 30, 2023
Immediate Shifts
+400 basis points	19.20%	25.90%
+300 basis points	14.60%	19.90%
+200 basis points	9.80%	13.60%
+100 basis points	5.10%	7.20%
-100 basis points	(5.70)%	(10.30)%
Gradual Shifts
+400 basis points	5.10%
+300 basis points	3.90%
+200 basis points	2.80%
+100 basis points	1.60%
-100 basis points	(2.60)%
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
78-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Great Western Bancorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Great Western Bancorp, Inc. (the Company) as of September 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 24, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Notes 1, 2 and 5 to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2021. As explained below, auditing the Company’s allowance for credit losses, including adoption of the new accounting guidance related to the estimate of allowance for credit losses, was a critical audit matter.
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
79-

Allowance for Credit Losses

Description of the Matter	The Company’s loan and lease portfolio and the associated allowance for credit losses (ACL), were $8.2 billion and $246 million as of September 30, 2021, respectively. Reversal of the provision for credit losses was $34.7 million for the year ended September 30, 2021. As discussed above and in Notes 1, 2 and 5 to the financial statements, the Company adopted new accounting guidance related to the estimate of ACL, resulting in ACL increase of $177.3 million effective October 1, 2020. The ACL is established for current expected credit losses (CECL) on the Company's loan and lease portfolio, including unfunded credit commitments, by utilizing expected loss models. When determining expected losses, the Company applies historical loss experience to each loan over its contractual life, adjusted for estimated prepayments. Macroeconomic forecast is then applied over two-year reasonable and supportable forecast period to models which estimate change in loss expectations relative to the historical losses. Loss rate forecasts follow a straight-line reversion back to the historical loss rate over one year following the initial forecast period. Additionally, the Company may adjust its ACL for changes in the current credit quality of the portfolio from the one observed over the historical loss period. Qualitative adjustments may also be made to expected losses based on current and future conditions such as industry, geographic and borrower concentrations, loan servicing practices and changes in underwriting criteria as well as the impact of economic events that are not captured in the historical loss experience or modeled losses.

Auditing management’s ACL estimate and related provision for credit losses involves a high degree of subjectivity due to the highly judgmental nature of qualitative adjustments applied to the ACL. Management’s identification and measurement of the qualitative factors is highly judgmental and could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's process for establishing the ACL, including management's controls over: 1) selection and implementation of forward-looking economic forecast; 2) expected loss models, including model validation, implementation, monitoring, the completeness and accuracy of key inputs and assumptions used in the model, and management's output assessment and related adjustments; 3) adjustments to reflect management's consideration of qualitative factors; 4) the ACL methodology and governance process.

With respect to qualitative adjustments, with support of EY specialists, we evaluated changes in the credit quality and expected impact of economic events that are not captured in the historical loss experience or modeled losses. We re-calculated a sample of qualitative adjustments and tested internal and external data used in the qualitative adjustments by agreeing significant inputs and underlying data to internal and external sources.

As part of our overall assessment of ACL, with the support of EY specialists, we assessed the forward-looking economic forecast by, among other procedures, evaluating management's methodology and agreeing a sample of key economic variables used to external sources. We also performed and considered the results of various sensitivity analyses and analytical procedures, including comparison of a sample of the key economic variables to alternative external sources, historical statistics, and peer bank information.

With respect to expected loss models, with the support of EY specialists, we evaluated model calculation design and re-performed the calculation for a sample of models. We also tested the appropriateness of key inputs and assumptions used in these models by agreeing a sample of inputs to internal sources.

We evaluated the overall ACL amount, including modeled losses and qualitative adjustments, through comparison of the Company's ACL amount to historical loss statistics and peer-bank information. We also reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company's measurement of the overall ACL amount, including modeled losses and qualitative adjustments.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2011.
Minneapolis, Minnesota
November 24, 2021
80-

GREAT WESTERN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	September 30,
	2021	2020
Assets
Cash and due from banks	$141,563	$150,085
Interest-bearing bank deposits	1,410,697	282,802
Cash and cash equivalents	1,552,260	432,887
Securities purchased under agreements to resell	104,339	—
Securities available for sale	2,343,202	1,774,626
Securities held to maturity	367,751	—
Loans, net of unearned discounts and deferred fees, including $524,533 and $655,185 of loans at fair value under the fair value option at September 30, 2021 and 2020, respectively, and $2,904 and $12,371 of loans held for sale at September 30, 2021 and 2020, respectively	8,185,053	10,076,142
Allowance for credit losses ¹	(246,038)	(149,887)
Net loans	7,939,015	9,926,255
Premises and equipment, including $600 of property held for sale at both September 30, 2021 and 2020	117,978	119,054
Accrued interest receivable	37,122	54,658
Other repossessed property	4,479	20,034
Bank owned life insurance	184,845	31,658
Net deferred tax assets	88,861	47,709
Other assets	171,616	197,558
Total assets	$12,911,468	$12,604,439
Liabilities and stockholders’ equity
Noninterest-bearing	$2,608,579	$2,586,743
Interest-bearing	8,701,887	8,422,036
Total deposits	11,310,466	11,008,779
Securities sold under agreements to repurchase	91,289	65,506
FHLB advances and other borrowings	120,000	195,000
Subordinated debentures and subordinated notes payable	108,967	108,832
Accrued expenses and other liabilities	79,267	63,389
Total liabilities	11,709,989	11,441,506
Stockholders’ equity
Common stock, $0.01 par value, authorized 500,000,000 shares; 55,116,503 shares issued and outstanding at September 30, 2021 and 55,014,189 shares issued and outstanding at September 30, 2020	551	550
Additional paid-in capital	1,182,732	1,183,647
Retained earnings	13,170	(57,169)
Accumulated other comprehensive income	5,026	35,905
Total stockholders' equity	1,201,479	1,162,933
Total liabilities and stockholders' equity	$12,911,468	$12,604,439
[1] Prior to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, on October 1, 2020, this line represented the allowance for loan and lease losses under the incurred loss model.

See accompanying notes.
81-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Income
(Dollars in Thousands, Except Share and Per Share Data)

	Fiscal Years Ended September 30,
	2021	2020	2019
Interest income
Loans	$388,977	$449,536	$498,935
Investment securities	33,995	42,653	41,510
Federal funds sold and other	2,172	1,383	2,472
Total interest income	425,144	493,572	542,917
Interest expense
Deposits	16,754	58,603	106,718
FHLB advances and other borrowings	3,481	11,028	9,951
Subordinated debentures and subordinated notes payable	3,182	4,516	5,540
Total interest expense	23,417	74,147	122,209
Net interest income	401,727	419,425	420,708
(Reversal of) provision for credit losses ¹	(34,734)	118,392	40,947
Net interest income after (reversal of) provision for credit losses	436,461	301,033	379,761
Noninterest income
Service charges and other fees	37,129	37,741	43,893
Wealth management fees	13,347	11,772	8,914
Mortgage banking income, net	11,337	8,959	4,848
Net gain (loss) on sale of securities	249	7,890	(178)
Derivative interest expense	(12,727)	(8,722)	619
Change in fair value of FVO loans and related derivatives	3,468	(62,306)	(7,666)
Other derivative income	6,500	60	5,015
Other	7,261	4,623	5,287
Total noninterest income	66,564	17	60,732
Noninterest expense
Salaries and employee benefits	154,288	149,441	136,305
Data processing and communication	27,526	24,455	24,077
Occupancy and equipment	21,270	21,273	20,784
Professional fees	21,332	21,961	14,579
Advertising	2,756	3,396	4,493
Net (gain) loss on repossessed property and other related expenses	(1,782)	12,858	4,367
Goodwill and intangible assets impairment	—	742,352	—
Other ¹	15,366	31,632	20,293
Total noninterest expense	240,756	1,007,368	224,898
Income (loss) before income taxes	262,269	(706,318)	215,595
Provision for (benefit from) income taxes	59,011	(25,510)	48,230
Net income (loss)	$203,258	$(680,808)	$167,365
Basic earnings per common share
Weighted average common shares outstanding	55,183,940	55,612,251	57,154,865
Basic earnings per share	$3.68	$(12.24)	$2.93
Diluted earnings per common share
Weighted average diluted common shares outstanding	55,443,909	55,612,251	57,257,061
Diluted earnings per share	$3.67	$(12.24)	$2.92
Dividends per share
Dividends paid	$4,408	$42,456	$62,904
Dividends per share	$0.08	$0.76	$1.10
[1] For the fiscal year ended September 30, 2021, this line includes a $1.1 million reversal of provision for unfunded commitments reserve. For the fiscal years ended September 30, 2020 and 2019, provision for unfunded commitments reserve of $1.9 million and $0.0 million, respectively, was recorded in other noninterest expense in the consolidated income statement.

See accompanying notes.
82-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Fiscal Years Ended September 30,
	2021	2020	2019
Net income (loss)	$203,258	$(680,808)	$167,365
Other comprehensive (loss) income, net of tax
Securities available for sale:
Net unrealized holding (loss) gain arising during the period	(40,732)	37,630	59,550
Reclassification adjustment for net (gain) loss realized in net income	(249)	(7,890)	178
Income tax benefit (expense)	10,102	(7,332)	(14,722)
Other comprehensive (loss) income, net of tax	(30,879)	22,408	45,006
Comprehensive income (loss)	$172,379	$(658,400)	$212,371
See accompanying notes.

83-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Stockholders' Equity
(Dollars in Thousands, Except Share and Per Share Data)

	Comprehensive Income	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, October 1, 2018		$589	$1,318,457	$553,014	$(31,509)	$1,840,551
Net income	$167,365	—	—	167,365	—	167,365
Other comprehensive income, net of tax	45,006	—	—	—	45,006	45,006
Total comprehensive income	$212,371
Stock-based compensation, net of tax		1	4,581	—	—	4,582
Repurchase common stock		(27)	(94,324)	—	—	(94,351)
Cash dividends:
Common stock, $1.10 per share		—	—	(62,904)	—	(62,904)
Balance, September 30, 2019		$563	$1,228,714	$657,475	$13,497	$1,900,249
Net (loss)	$(680,808)	—	—	(680,808)	—	(680,808)
Other comprehensive income, net of tax	22,408	—	—	—	22,408	22,408
Total comprehensive (loss)	$(658,400)
Cumulative effect adjustment related to ASU adoption ¹		—	—	(182)	—	(182)
Stock-based compensation, net of tax		1	3,704	—	—	3,705
Repurchase of common stock		(14)	(39,969)	—	—	(39,983)
Cash dividends:
Common stock, $0.76 per share		—	(8,802)	(33,654)	—	(42,456)
Balance, September 30, 2020		$550	$1,183,647	$(57,169)	$35,905	$1,162,933
Net income	$203,258	—	—	203,258	—	203,258
Other comprehensive (loss), net of tax	(30,879)	—	—	—	(30,879)	(30,879)
Total comprehensive income	$172,379
Cumulative effect adjustment related to ASU adoption ²		—	—	(132,919)	—	(132,919)
Stock-based compensation, net of tax		1	3,493	—	—	3,494
Cash dividends:
Common stock, $0.08 per share		—	(4,408)	—	—	(4,408)
Balance, September 30, 2021		$551	$1,182,732	$13,170	$5,026	$1,201,479

[1] Cumulative effect adjustment relates to the adoption of ASU 2016-02, Leases (Topic 872).and related ASUs on October 1, 2019.
[2] Cumulative effect adjustment related to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, on October 1, 2020. For additional information, see Note 2. "New Accounting Pronouncements".

See accompanying notes.
84-

GREAT WESTERN BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Fiscal Years Ended September 30,
	2021	2020	2019
Operating activities
Net income (loss)	$203,258	$(680,808)	$167,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and deferred fee accretion, net	(15,945)	26,354	13,655
Amortization of FDIC indemnification asset	—	1,012	1,386
Net (gain) loss on sale of securities and other assets	(2,121)	2,851	2,825
Net gain on sale of loans	(11,978)	(9,910)	(5,680)
(Reversal of) provision for credit losses ¹	(34,734)	118,392	40,947
Goodwill and intangible assets impairment	—	742,352	—
Provision for (reversal of) loan servicing rights loss	4	9	(4)
Stock-based compensation	3,494	3,705	4,582
Originations of residential real estate loans held for sale	(393,305)	(501,947)	(289,973)
Proceeds from sales of residential real estate loans held for sale	414,750	506,837	293,758
Proceeds from sale of other assets	348	—	—
Net deferred income taxes	11,822	(47,754)	8,124
Changes in:
Accrued interest receivable	17,536	4,040	249
Other assets	20,684	(77,271)	(48,524)
Accrued expenses and other liabilities	17,638	(5,398)	2,949
Net cash provided by operating activities	231,451	82,464	191,659
Investing activities
Net change in securities purchased under agreements to resell	(104,339)	—	—
Purchase of debt securities available for sale	(1,360,930)	(677,873)	(774,707)
Proceeds from sales of debt securities available for sale	—	151,899	175,007
Proceeds from maturities of debt securities available for sale	737,528	564,123	257,201
Purchase of debt securities held to maturity	(373,147)	—	—
Proceeds from sales of debt securities held to maturity	—	—	—
Proceeds from maturities of debt securities held to maturity	8,943	—	—
Net decrease (increase) in loans	1,865,834	(426,156)	(348,479)
Payment of covered losses from FDIC indemnification claims	—	(47)	(14)
Purchase of premises and equipment	(6,127)	(6,108)	(15,643)
Proceeds from sale of premises and equipment	572	44	606
Proceeds from sale of repossessed property	21,801	20,392	9,981
Purchase of bank owned life insurance	(150,000)	—	—
Purchase of FHLB stock	(50)	(113,437)	(89,948)
Proceeds from redemption of FHLB stock	367	122,483	87,528
Net cash paid in business acquisition	—	(4,711)	—
Net cash provided by (used in) investing activities	640,452	(369,391)	(698,468)
Financing activities
Net increase in deposits	301,709	708,563	567,004
Net increase (decrease) in securities sold under agreements to repurchase and other short-term borrowings	25,783	(3,486)	(21,915)
Proceeds from FHLB advances and other long-term borrowings	—	755,000	810,000
Repayments on FHLB advances and other long-term borrowings	(75,000)	(900,000)	(745,000)
Common stock repurchased	—	(39,983)	(94,351)
Taxes paid related to net share settlement of equity awards	(614)	(1,298)	(1,247)
Dividends paid	(4,408)	(42,456)	(62,904)
Net cash provided by financing activities	247,470	476,340	451,587
Net increase (decrease) in cash and cash equivalents	1,119,373	189,413	(55,222)
Cash and cash equivalents, beginning of period	432,887	243,474	298,696
Cash and cash equivalents, end of period	$1,552,260	$432,887	$243,474
Supplemental disclosure of cash flow information
Cash payments for interest	$26,907	$85,151	$114,891
Cash (receipts from) payments for income taxes	$31,496	$29,405	$46,884
Supplemental disclosure of noncash investing and financing activities
Loans transferred to repossessed properties	$(4,211)	$(14,088)	$(25,668)
[1] For the fiscal year ended September 30, 2021, this line includes a $1.1 million reversal of provision for unfunded commitments reserve.
See accompanying notes.
85-

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
Basis of Presentation and Principles of Consolidation
The accounting and reporting policies of the Company conform with GAAP, SEC rules and interpretive releases and prevailing practices within the banking industry. All significant income and expenses are recorded on the accrual basis. The accompanying consolidated financial statements include the accounts and results of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly-owned subsidiaries Great Western Statutory Trust IV, GWB Capital Trust VI, Sunstate Bancshares Trust II, HF Financial Capital Trust III, HF Financial Capital Trust IV, HF Financial Capital Trust V and HF Financial Capital Trust VI are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these trusts are not included on the Company’s consolidated financial statements. In addition, the Company also has a variable interest in an affordable housing limited partnership of which it is not the primary beneficiary. This entity is not included in the Company's consolidated financial statements.
Certain previously reported amounts have been reclassified to conform to the current presentation.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Subsequent Events
On October 26, 2021, the Board of Directors of the Company declared a dividend of $0.05 per common share payable on November 26, 2021 to stockholders of record as of close of business on November 12, 2021.
The Company evaluated subsequent events through the date its consolidated financial statements were issued. Other than those described above, there were no other material events or transactions that would require recognition on the consolidated financial statements or disclosure in the notes to the consolidated financial statements.
86-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations ("ASC 805"). The Company recognizes the fair value of the assets acquired and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. There is no separate recognition of the acquired allowance for credit losses on the acquirer’s balance sheet as credit related factors are incorporated directly into the fair value of the loans recorded at the acquisition date. The excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. Alternatively, a bargain purchase gain is recorded equal to the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid.
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
Securities
Investment securities are accounted for according to their purpose and holding period. Debt securities held for resale are classified as trading. Trading securities are stated at fair value. Realized and unrealized gains and losses from sales and fair value adjustments of trading securities are included in other noninterest income on the consolidated statements of income. There were no trading securities held at September 30, 2021 and September 30, 2020.
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
87-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
Federal Home Loan Bank Stock
Investments in the FHLB stock are restricted as to redemption and are carried at cost. Investments in FHLB stock are reviewed regularly for possible credit related impairment, and the cost basis of this investment is reduced by any declines in value determined to be credit related. FHLB stock is included in other assets on the consolidated balance sheets.
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
88-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
The Company assigns all non-consumer loans a credit quality risk rating. The Company implemented a more granular risk rating methodology as of October 1, 2020. See the table below for a summary of credit quality risk ratings at September 30, 2021. Prior to October 1, 2020, the Company assigned all non-consumer loans a credit quality risk rating. These ratings were Pass, Watch, Substandard, Doubtful and Loss. Loans with a Pass and Watch rating represented those loans not classified on the Company's rating scale as problem credits, with loans with a Watch rating being monitored and updated at least quarterly by management. Substandard loans were those where a well-defined weakness had been identified that may have put full-collection of contractual debt at risk. Doubtful loans were those where a well-defined weakness had been identified and a loss of contractual debt was probable.

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
89-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
In March 2020, a statement was issued by our banking regulators titled "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until December 31, 2020. In December 2020, the Economic Aid to Hard Hit Small Businesses, Non-Profits, and Ventures Act was enacted, which extended the TDR provisions of the CARES Act to January 1, 2022. Accordingly, in appropriate circumstances we are offering short-term modifications made in response to COVID-19 to borrowers who are current. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.
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
Loans that are not reserved for on an individual basis are measured on a collective, or pooled basis ("collective reserve"). Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral type and expected credit loss patterns. The historical loss experience of the pool is generally the starting point for estimating expected credit losses under the collective reserve methodology. The historical loss experience rate of the loan pool is applied to each loan within the segment over the contractual life of each loan, adjusted for estimated prepayments. Management then determines an appropriate macroeconomic forecast based on the expectation of future conditions, including but not limited to the unemployment rate, which is the most significant factor, gross domestic product and corporate bond spreads, and applies the forecast to models which estimate the change in loss expectations relative to the historical loss rates. These models have been implemented in accordance with the Company's Model Risk Management Policy. Additionally, using its more granular risk rating system, the Company evaluates if the current credit quality of the portfolio materially differs from the one observed over the historical loss period and applies adjustments to the allowance accordingly. Qualitative adjustments may also be made to expected losses based on current and future conditions that may not be fully captured in the modeling components above, such as but not limited to industry, geographic and borrower concentrations, loans servicing practices and changes in underwriting criteria as well as the impact of economic events that are not captured in the historical loss experience or modeled losses.
90-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
Prior to October 1, 2020, the allowance for credit losses was established based on an incurred loss model. Incurred loss estimates primarily were based on historical loss experience and portfolio mix. Incurred loss estimates also considered qualitative factors, which were not reflected in historical loss experience.
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
91-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
The loss share assets were measured separately from the related loans and foreclosed real estate and recorded as an FDIC indemnification asset on the consolidated balance sheets because they were not contractually embedded in the loans and were not transferable with the loans should the Company have chosen to dispose of them. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses reduced the carrying amount of the loss share assets. Reductions to expected losses on covered assets, to the extent such reductions to expected losses were the result of an improvement to the actual or expected cash flows from the covered assets, also reduced the carrying amount of the loss share assets. The rate of accretion of the indemnification asset discount included in interest income slowed to mirror the accelerated accretion of the loan discount. Additional expected losses on covered assets, to the extent such expected losses resulted in the recognition of an allowance for loan and lease losses, increased the carrying amount of the loss share assets. A related increase in the value of the indemnification asset up to the amount covered by the FDIC was calculated based on the reimbursement rates from the FDIC and was included in other noninterest income. The corresponding loan accretion or amortization was recorded as a component of interest income on the consolidated statements of income. Although these assets were contractual receivables from the FDIC, there were no contractual interest rates. The Company recorded indemnification assets in other assets on the consolidated balance sheets which represented estimated future amounts recoverable from the FDIC. The indemnification asset was zero at September 30, 2021 and 2020.
As part of the loss sharing agreement, the Company also assumed a liability ("FDIC Clawback Liability") to be paid within 45 days subsequent to the maturity or termination of the loss sharing agreement that is contingent upon actual losses incurred over the life of the agreement relative to expected losses considered in the consideration paid at acquisition date and the amount of losses reimbursed to the Company under the loss sharing agreement. The liability was recorded at fair value as of the acquisition date. The fair value was based on a discounted cash flow calculation that considered the formula defined in the loss sharing agreement and projected losses. The difference between the fair value at acquisition date and the projected losses was amortized through other noninterest expense. As projected losses and reimbursements were updated, as described above, the FDIC Clawback Liability was adjusted and a loss was recorded in other noninterest expense. The liability was paid in full during the fourth quarter of fiscal year 2020 as a result of the termination or expiration of the loss sharing agreement in June 2020.
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
Other Repossessed Property
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Income and expenses from operations of repossessed property are included in noninterest expense. Residential real estate loans which were in the process of being foreclosed as of September 30, 2021 and 2020 were approximately $0.6 million and $0.5 million, respectively.
92-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Long-lived Asset Impairment
The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset’s carrying value is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of the long-lived asset exceeds its fair value. There was no long-lived asset impairment recognized during the fiscal year ended September 30, 2021. Other than the impairment of goodwill and certain intangible assets discussed in the subsequent sections, there was no long-lived asset impairment recognized during the fiscal year ended September 30, 2020. There was no long-lived asset impairment recognized during the fiscal year ended September 30, 2019.
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
There was no goodwill impairment charge recognized for the fiscal year ended September 30, 2021.
In the second quarter of fiscal year 2020, the onset of the COVID-19 pandemic prompted the Company to assess qualitative and quantitative factors to determine whether it was more-likely-than-not the fair value of the Company was less than the carrying amount. The Company performed both a market capitalization approach and a discounted cash flow approach to determine the fair value of the Company. As a result of the analysis, the Company recognized a goodwill impairment charge of $740.6 million for the fiscal year ended September 30, 2020. There was no goodwill impairment charge recognized for the fiscal year ended September 30, 2019. See Note 10 for additional disclosure on goodwill impairment.
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
The methods and lives used to amortize intangible assets are as follows.

Intangible	Method	Years
Core deposit	Straight-line or effective yield	10
Customer relationships	Straight-line	13
Other intangibles	Straight-line	1.25 - 9.33
Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No intangible asset impairment charge was recognized for the fiscal year ended September 30, 2021. As noted above, as a result of the onset of the COVID-19 pandemic in the second quarter of fiscal year 2020, the Company recognized an impairment on certain intangible assets of $1.8 million for the fiscal year ended September 30, 2020. No intangible asset impairment charge was recognized for the fiscal year ended September 30, 2019. See Note 11 for additional disclosure on intangible impairment.
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
93-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
94-

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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. For fiscal years September 30, 2021, 2020 and 2019, other comprehensive income (loss) consisted of unrealized appreciation (depreciation) on available for sale securities.
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
95-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table presents the composition of loans and allowance by portfolio segment as of September 30, 2020, as adjusted at September 30, 2020 and October 1, 2020.

	Reported Balance September 30, 2020	Reclassifications ¹	Unamortized Discounts, Unearned Net Deferred Fees and Net Loans in Process Included in Amortized Cost ²	Adjusted Balance September 30, 2020	Adoption of ASU 2016-13, as amended ³	Adjusted Balance October 1, 2020
	(dollars in thousands)
Loans:
Construction and development	n/a ⁴	$512,539	$(2,895)	$509,644	$—	$509,644
Owner-occupied CRE	n/a ⁴	1,420,061	(2,667)	1,417,394	36	1,417,430
Non-owner-occupied CRE	n/a ⁴	2,902,612	(8,232)	2,894,380	1,497	2,895,877
Multifamily residential real estate	n/a ⁴	536,828	(2,845)	533,983	(8)	533,975
Total commercial real estate	$5,274,941	(5,274,941)	—	—	—	—
Agriculture	1,724,350	—	(1,654)	1,722,696	55	1,722,751
Commercial non-real estate	2,181,656	—	(16,618)	2,165,038	(85)	2,164,953
Residential real estate	830,102	(97,099)	(2,191)	730,812	23	730,835
Consumer and other	—	100,553	1,642	102,195	(20)	102,175
Consumer	63,206	(63,206)	—	—	—	—
Other	37,347	(37,347)	—	—	—	—
Ending balance	10,111,602	—	(35,460)	10,076,142	1,498	10,077,640
Less: Unamortized discount on acquired loans	(8,215)	—	8,215	—	—	—
Unearned net deferred fees and costs and net loans in process	(27,245)	—	27,245	—	—	—
Total	$10,076,142	$—	$—	$10,076,142	$1,498	$10,077,640
Allowance:
Construction and development	n/a ⁴	$(7,012)	$—	$(7,012)	$(11,963)	$(18,975)
Owner-occupied CRE	n/a ⁴	(20,530)	—	(20,530)	(4,298)	(24,828)
Non-owner-occupied CRE	n/a ⁴	(50,965)	—	(50,965)	(98,986)	(149,951)
Multifamily residential real estate	n/a ⁴	(6,726)	—	(6,726)	(2,681)	(9,407)
Total commercial real estate	$(84,496)	84,496	—	—	—	—
Agriculture	(27,018)	—	—	(27,018)	(24,360)	(51,378)
Commercial non-real estate	(27,599)	—	—	(27,599)	(32,938)	(60,537)
Residential real estate	(8,202)	737	—	(7,465)	(2,595)	(10,060)
Consumer and other	(2,572)	—	—	(2,572)	532	(2,040)
Total	$(149,887)	$—	$—	$(149,887)	$(177,289)	$(327,176)
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
We adopted the CECL standard using the prospective transition approach for financial assets purchased with credit deterioration ("PCD") that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with the standard, we did not reassess whether PCI assets met the definition of PCD assets as of the date of adoption. On October 1, 2020, the Company determined $1.5 million of existing discounts on PCD loans was related to credit factors and was reclassified to the ACL. The remaining noncredit discount of $6.7 million was determined to be related to noncredit factors and will be accreted into interest income on a level-yield method over the remaining life of the loans. For additional information, see "Note 1. Nature of Operations and Summary of Significant Policies", "Note 4. Securities Available for Sale", and "Note 5. Loans and Allowance for Credit Losses."
96-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for a limited time period to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective for entities with contracts, including derivative contracts, that reference LIBOR or some other reference rate that are expected to be discontinued. For the Company's cash flow hedges, ASU 2020-04 allows: (i) an entity to change the reference rate without having to designate the hedging relationship; (ii) for cash flow hedges in which the designated hedged risk is LIBOR, allows an entity to assert that it remains probable that the hedged forecasted transaction will occur; and (iii) allows an entity to change the designated method used to assess hedge effectiveness and simplifies or temporarily suspends the assessment of hedge effectiveness for hedging relationships. ASU 2020-04 must be applied prospectively and was effective immediately upon issuance and remains effective through December 31, 2022. As of September 30, 2021 the Company accounted for all of their interest rate swaps and other derivatives using the Fair Value Option and did not have any interest rate swaps or other derivatives identified as cash flow hedges. As such the Company believes his accounting pronouncement will have a minimal impact on the Company's consolidated financial statements.
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
3. Restrictions on Cash and Cash Equivalents
The Company is required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of transactional deposits, however the Federal Reserve reduced reserve requirement to zero effective March 26, 2020, therefore the total requirement was zero at both September 30, 2021 and 2020.
97-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
4. Securities
The following table presents amortized cost and approximate fair value of investments in securities.

	September 30, 2021				September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury securities	$99,093	$—	$(306)	$98,787	$49,924	$228	$—	$50,152
U.S. Agency securities	24,976	—	(928)	24,048	24,974	86	—	25,060
Mortgage-backed securities:
Government National Mortgage Association	284,757	5,303	(386)	289,674	485,689	11,481	(43)	497,127
Federal Home Loan Mortgage Corporation	1,033,335	9,558	(10,391)	1,032,502	578,650	18,919	(9)	597,560
Federal National Mortgage Association	575,336	3,883	(6,011)	573,208	287,842	7,788	(16)	295,614
Small Business Assistance Program	235,402	5,679	(1,204)	239,877	244,653	7,884	(58)	252,479
States and political subdivision securities	43,614	940	(4)	44,550	54,224	1,356	—	55,580
Corporate debt securities	39,000	519	—	39,519	—	—	—	—
Other	1,006	31	—	1,037	1,006	48	—	1,054
Total	$2,336,519	$25,913	$(19,230)	$2,343,202	$1,726,962	$47,790	$(126)	$1,774,626
Securities held to maturity
U.S. Treasury securities	$27,782	$7	$(250)	$27,539	$—	$—	$—	$—
Mortgage-backed securities:
Government National Mortgage Association	55,698	—	(298)	55,400	—	—	—	—
Federal Home Loan Mortgage Corporation	130,272	30	(789)	129,513	—	—	—	—
Federal National Mortgage Association	84,002	—	(627)	83,375	—	—	—	—
Small Business Assistance Program	66,547	—	(1,212)	65,335	—	—	—	—
States and political subdivision securities	3,450	—	—	3,450	—	—	—	—
Total	$367,751	$37	$(3,176)	$364,612	$—	$—	$—	$—
The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this footnote. Accrued interest receivable on debt securities totaled $5.0 million and $4.5 million as of September 30, 2021 and September 30, 2020, respectively. Accrued interest receivable for debt securities is included in accrued interest receivable on the consolidated balance sheets.
As September 30, 2021 and September 30, 2020 the Company had no transfers from held to maturity debt securities.
98-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The amortized cost and approximate fair value of debt securities of September 30, 2021 and 2020, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalty.

	September 30, 2021		September 30, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities available for sale
Due in one year or less	$15,745	$15,808	$67,131	$67,456
Due after one year through five years	131,241	131,412	51,779	52,694
Due after five years through ten years	59,697	59,684	10,212	10,642
Due after ten years	—	—	—	—
	206,683	206,904	129,122	130,792
Mortgage-backed securities	2,128,830	2,135,261	1,596,834	1,642,780
Securities without contractual maturities	1,006	1,037	1,006	1,054
Total	$2,336,519	$2,343,202	$1,726,962	$1,774,626
Securities held to maturity
Due in one year or less	$150	$150	$—	$—
Due after one year through five years	500	500	—	—
Due after five years through ten years	30,582	30,339	—	—
Due after ten years	—	—	—	—
	31,232	30,989	—	—
Mortgage-backed securities	336,519	333,623	—	—
Securities without contractual maturities	—	—	—	—
Total	$367,751	$364,612	$—	$—
Proceeds from sales of securities available for sale were $0.0 million, $151.9 million and $175.0 million for the fiscal years ended September 30, 2021, 2020 and 2019 respectively. Gross gains (pre-tax) of $0.0 million, $7.9 million and $0.3 million were realized on the sales for the fiscal years ended September 30, 2021, 2020 and 2019, respectively, using the specific identification method. Gross losses (pre-tax) were $0.0 million, nominal and $0.5 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively, using the specific identification method.
There were no sales of securities held to maturity for each of the fiscal years ended September 30, 2021, 2020 and 2019 respectively and as such there were no proceeds from the sales of securities held to maturity for the same periods. No gross gains (pre-tax) were realized on the sales for the fiscal years ended September 30, 2021, 2020 and 2019, respectively, using the specific identification method. No gross losses (pre-tax) were realized on the sales for the fiscal years ended September 30, 2021, 2020 and 2019, respectively, using the specific identification method.
As detailed in the following tables, certain investments in available for sale debt securities, which are approximately 55% and 6% of the Company’s investment portfolio at September 30, 2021 and 2020, respectively, are reported in the consolidated financial statements at an amount less than their amortized cost. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, implicit or explicit government guarantees, and information obtained from regulatory filings, management believes the declines in fair value of these securities are not the result of credit losses at September 30, 2021, and therefore, an allowance for credit losses was not recorded.
Substantially all of the Company's held to maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk free" and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for those securities at September 30, 2021. In addition, the Company does not intend to sell these securities, and it is not more likely than not the Company will be required to sell the investment securities before recover of their amortized cost basis, which may be maturity.
Prior to the adoption of ASU 2016-13, as amended, the Company recognized no other-than-temporary impairment for the fiscal years ended September 30, 2020 and 2019.
Securities with an estimated fair value of approximately $1.26 billion and $1.10 billion at September 30, 2021 and 2020, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The counterparties do not have the right to sell or pledge the securities the Company has pledged as collateral.
99-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table presents the Company’s gross unrealized losses and approximate fair value of debt securities, separated by length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2021
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale
U.S. Treasury securities	$98,787	$(306)	$—	$—	$98,787	$(306)
U.S. Agency securities	24,048	(928)	—	—	24,048	(928)
Mortgage-backed securities	1,127,522	(17,706)	24,822	(286)	1,152,344	(17,992)
States and political subdivision securities	2,496	(4)	—	—	2,496	(4)
Total	$1,252,853	$(18,944)	$24,822	$(286)	$1,277,675	$(19,230)
Securities held to maturity
U.S. Treasury securities	$13,819	$(250)	$—	$—	$13,819	$(250)
Mortgage-backed securities	323,815	(2,926)	—	—	323,815	(2,926)
States and political subdivision securities	—	—	—	—	—	—
Total	$337,634	$(3,176)	$—	$—	$337,634	$(3,176)

As of September 30, 2020
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
Securities available for sale
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Agency securities	—	—	—	—	—	—
Mortgage-backed securities	71,547	(103)	27,897	(23)	99,444	(126)
Total	$71,547	$(103)	$27,897	$(23)	$99,444	$(126)
Securities held to maturity
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
States and political subdivision securities	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—
As of September 30, 2021 and 2020, the Company had 118 and 18 available for sale securities, respectively, in an unrealized loss position. As of September 30, 2021 and September 30, 2020, the Company had 26 and no held to maturity securities, respectively, in an unrealized loss position.
100-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
5. Loans and Allowance for Credit Losses
The following table presents the composition of loans at amortized cost as of September 30, 2021 and 2020.

	September 30, 2021				September 30, 2020
	Total Loans	Less: Fair Value Option Loans	Less: Guaranteed Loans ¹	Loans at Amortized Cost	Total Loans ²	Less: Fair Value Option Loans	Less: Guaranteed Loans ¹	Loans at Amortized Cost
	(dollars in thousands)
Construction and development	$394,712	$—	$—	$394,712	$509,644	$—	$—	$509,644
Owner-occupied CRE	1,357,715	91,793	54,133	1,211,789	1,417,394	109,097	48,468	1,259,829
Non-owner-occupied CRE	2,191,848	224,863	21,072	1,945,913	2,894,380	283,266	27,402	2,583,712
Multifamily residential real estate	539,063	1,453	—	537,610	533,983	3,847	—	530,136
Total commercial real estate	4,483,338	318,109	75,205	4,090,024	5,355,401	396,210	75,870	4,883,321
Agriculture	1,428,614	96,393	19,667	1,312,554	1,722,696	129,041	42,353	1,551,302
Commercial non-real estate	1,535,394	110,031	239,850	1,185,513	2,165,038	129,934	744,371	1,290,733
Residential real estate ³	628,098	—	271	627,827	730,812	—	290	730,522
Consumer and other ⁴	109,609	—	—	109,609	102,195	—	—	102,195
Total	$8,185,053	$524,533	$334,993	$7,325,527	$10,076,142	$655,185	$862,884	$8,558,073
[1] Includes loans guaranteed by agencies of the U.S. government.
2 As a part of the adoption of CECL, loan pools are presented based on amortized cost, which includes unpaid principal balance, unamortized discount on acquired loans, and unearned net deferred fees and costs. For additional information on September 30, 2020 loan segment balances, see Note 2.

[3] Includes residential real estate loans held for sale of $2.9 million and $12.4 million at September 30, 2021 and September 30, 2020, respectively, recorded at the lower of cost or fair value.
[4] Other loans primarily include consumer and commercial credit cards, customer deposit account overdrafts and loans in process.
The following table presents the Company’s past due loans at amortized cost as of September 30, 2021. This table excludes loans measured at fair value under the fair value option of $524.5 million at September 30, 2021.

As of September 30, 2021	Current or Less Than 30 Days Past Due	30-89 Days Past Due	90+ Days Past Due	Total
	(dollars in thousands)
Construction and development	$394,692	$—	$20	$394,712
Owner-occupied CRE	1,243,816	478	21,628	1,265,922
Non-owner-occupied CRE	1,960,490	—	6,495	1,966,985
Multifamily residential real estate	530,823	—	6,787	537,610
Total commercial real estate	4,129,821	478	34,930	4,165,229
Agriculture	1,204,978	2,730	124,513	1,332,221
Commercial non-real estate	1,402,902	3,158	19,303	1,425,363
Residential real estate	621,019	825	6,254	628,098
Consumer and other	109,467	67	75	109,609
Total	$7,468,187	$7,258	$185,075	$7,660,520
The following table presents the Company’s past due loans at September 30, 2020. This table is presented net of unamortized discount on acquired loans and excludes loans measured at fair value under the fair value option of $655.2 million at September 30, 2020.

As of September 30, 2020	Current or Less Than 30 Days Past Due	30-89 Days Past Due	90+ Days Past Due and Nonaccrual	Total
	(dollars in thousands)
Commercial real estate	$4,790,963	$8,894	$73,146	$4,873,003
Agriculture	1,317,377	60,020	217,642	1,595,039
Commercial non-real estate	2,021,308	3,512	26,843	2,051,663
Residential real estate	821,154	2,459	4,441	828,054
Consumer and other	100,319	45	74	100,438
Total	$9,051,121	$74,930	$322,146	$9,448,197
101-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table provides additional information on nonaccrual loans for the fiscal year ended September 30, 2021. The Company recognized $8.8 million of interest income on nonaccrual loans during the fiscal year ended September 30, 2021.

	September 30, 2020	September 30, 2021			Fiscal Year Ended September 30, 2021
	Nonaccrual	Nonaccrual	90+ Days Past Due and Still Accruing	Nonaccrual Loans with No Related ACL	Accrued Interest Written Off on Nonaccrual Loans
	(dollars in thousands)
Construction and development	n/a ¹	$20	$—	$—	$115
Owner-occupied CRE	n/a ¹	21,628	—	7,587	31
Non-owner-occupied CRE	n/a ¹	6,495	—	1,542	1,922
Multifamily residential real estate	n/a ¹	6,787	—	6,788	40
Total commercial real estate	$73,146	34,930	—	15,917	2,108
Agriculture	217,642	124,513	—	36,997	821
Commercial non-real estate	26,843	19,303	—	5,862	36
Residential real estate	4,441	6,254	—	87	77
Consumer and other	74	34	41	—	1
Total	$322,146	$185,034	$41	$58,863	$3,043
[1] Balance for this segment is included in total commercial real estate for September 30, 2020.
This table presents the loans based on credit quality, loan segment and year of origination at amortized cost and excludes loans measured at fair value under the fair value option of $524.5 million at September 30, 2021.

	Term loans
	Fiscal Year
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(dollars in thousands)
Construction and development
Pass	$181,518	$63,253	$64,501	$8,699	$698	$292	$64,907	$—	$383,868
Special Mention	2,543	—	195	—	—	—	—	—	2,738
Substandard	6,171	—	1,935	—	—	—	—	—	8,106
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and development	$190,232	$63,253	$66,631	$8,699	$698	$292	$64,907	$—	$394,712
Owner-occupied CRE
Pass	$352,292	$341,767	$147,407	$91,080	$103,741	$114,949	$46,110	$—	$1,197,346
Special Mention	7,866	1,533	4,297	5,749	2,703	1,113	90	—	23,351
Substandard	7,504	3,323	2,246	11,040	11,083	6,021	74	—	41,291
Doubtful	—	—	1,967	—	1,967	—	—	—	3,934
Total owner-occupied CRE	$367,662	$346,623	$155,917	$107,869	$119,494	$122,083	$46,274	$—	$1,265,922

Non-owner-occupied CRE
Pass	$310,329	$314,159	$245,293	$252,507	$211,459	$199,345	$34,666	$—	$1,567,758
Special Mention	24,487	28,225	47,108	65,763	23,115	13,597	—	—	202,295
Substandard	77,924	4,000	31,510	32,282	18,692	7,989	24,174	—	196,571
Doubtful	361	—	—	—	—	—	—	—	361
Total non-owner-occupied CRE	$413,101	$346,384	$323,911	$350,552	$253,266	$220,931	$58,840	$—	$1,966,985
Multifamily residential real estate
Pass	$228,989	$95,450	$112,945	$56,312	$5,320	$28,708	$1,215	$—	$528,939
Special Mention	—	—	—	—	31	239	—	—	270
Substandard	—	494	—	806	—	313	—	—	1,613
Doubtful	—	6,788	—	—	—	—	—	—	6,788
Total multifamily residential real estate	$228,989	$102,732	$112,945	$57,118	$5,351	$29,260	$1,215	$—	$537,610
102-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements

	Term loans
	Fiscal Year
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(dollars in thousands)
Total commercial real estate
Pass	$1,073,128	$814,629	$570,146	$408,598	$321,218	$343,294	$146,898	$—	$3,677,911
Special Mention	34,896	29,758	51,600	71,512	25,849	14,949	90	—	228,654
Substandard	91,599	7,817	35,691	44,128	29,775	14,323	24,248	—	247,581
Doubtful	361	6,788	1,967	—	1,967	—	—	—	11,083
Total commercial real estate	$1,199,984	$858,992	$659,404	$524,238	$378,809	$372,566	$171,236	$—	$4,165,229
Agriculture
Pass	$231,671	$130,681	$68,677	$55,087	$50,028	$17,559	$453,992	$—	$1,007,695
Special Mention	23,159	10,736	3,404	16,389	4,825	3,300	26,554	—	88,367
Substandard	29,537	10,545	12,574	35,213	35,401	4,246	85,750	—	213,266
Doubtful	1,748	—	641	19,277	883	—	344	—	22,893
Total agriculture	$286,115	$151,962	$85,296	$125,966	$91,137	$25,105	$566,640	$—	$1,332,221
Commercial non-real estate
Pass	$388,893	$163,792	$165,759	$36,469	$25,612	$28,525	$531,277	$—	$1,340,327
Special Mention	318	611	2,622	1,137	2,417	821	16,259	—	24,185
Substandard	22,070	6,294	1,164	6,814	62	1,048	18,967	—	56,419
Doubtful	—	—	43	—	—	3,955	434	—	4,432
Total commercial non-real estate	$411,281	$170,697	$169,588	$44,420	$28,091	$34,349	$566,937	$—	$1,425,363
Residential real estate ¹
Pass	$153,505	$163,337	$52,833	$36,323	$21,777	$87,246	$102,039	$271	$617,331
Special Mention	754	178	1,013	256	19	240	543	—	3,003
Substandard	36	444	821	771	485	4,364	843	—	7,764
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$154,295	$163,959	$54,667	$37,350	$22,281	$91,850	$103,425	$271	$628,098
Consumer and other ¹
Pass	$26,157	$10,371	$15,814	$1,532	$542	$571	$54,588	$—	$109,575
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	5	8	8	—	—	13	—	34
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other	$26,157	$10,376	$15,822	$1,540	$542	$571	$54,601	$—	$109,609
Total loans
Pass	$1,873,354	$1,282,810	$873,229	$538,009	$419,177	$477,195	$1,288,794	$271	$6,752,839
Special Mention	59,127	41,283	58,639	89,294	33,110	19,310	43,446	—	344,209
Substandard	143,242	25,105	50,258	86,934	65,723	23,981	129,821	—	525,064
Doubtful	2,109	6,788	2,651	19,277	2,850	3,955	778	—	38,408
Total loans	$2,077,832	$1,355,986	$984,777	$733,514	$520,860	$524,441	$1,462,839	$271	$7,660,520
[1] The Company generally does not risk rate residential real estate or consumer and other loans unless a default event such as a bankruptcy or extended nonperformance takes place. Alternatively, standard credit scoring systems are used to assess credit risks of residential real estate and consumer and other loans.

103-

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

The next three tables include additional disclosures previously required by ASC Topic 310 related to the Company's September 30, 2020 balances and activity for the fiscal year ended September 30, 2020 and September 30, 2019.
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
The following table presents the average recorded investment on impaired loans and interest income recognized on impaired loans for the fiscal years ended September 30, 2020 and September 30, 2019.

	Fiscal Year Ended September 30, 2020		Fiscal Year Ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(dollars in thousands)
Commercial real estate	$137,017	$8,528	$42,374	$2,339
Agriculture	355,719	22,927	223,146	13,093
Commercial non-real estate	89,152	7,745	28,196	1,791
Residential real estate	10,408	691	6,889	410
Consumer and other	138	9	231	20
Total	$592,434	$39,900	$300,836	$17,653
104-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The Company did not acquire any loans during the fiscal year ended September 30, 2021. Prior to October 1, 2020, the Company accounted for acquired impaired loans in accordance with ASC 310-30. The following table is a summary of changes in the accretable difference for all loans accounted for under ASC 310-30 during the fiscal years ended September 30, 2020 and September 30, 2019.

	Fiscal Year Ended
	September 30, 2020	September 30, 2019
	(dollars in thousands)
Balance, beginning of period	$26,047	$34,973
Accretion	(6,869)	(9,202)
Reclassification (to) from nonaccretable difference	(3,790)	276
Balance, end of period	$15,388	$26,047
Troubled Debt Restructurings
Included in certain loan categories in the impaired loans are TDRs that were classified as impaired. Loans are designated as TDRs when the borrower is experiencing financial difficulty, and the Company agrees to concessions that are both significant and outside of market terms. Individual reserves included in the allowance for credit losses for TDRs were $14.3 million and $11.0 million at September 30, 2021 and 2020, respectively. There were $0.6 million and nominal commitments to lend additional funds to borrowers whose loans were modified in a TDR as of September 30, 2021 and September 30, 2020, respectively.
The following table presents the amortized cost of the Company’s TDR balances as of September 30, 2021 and recorded value of TDR balances as of September 30, 2020.

	September 30, 2021		September 30, 2020
	Performing	Nonperforming	Performing	Nonperforming
	(dollars in thousands)
Construction and development	$—	$20	n/a ¹	n/a ¹
Owner-occupied CRE	3,322	14,555	n/a ¹	n/a ¹
Non-owner-occupied CRE	11,673	371	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	n/a ¹	n/a ¹
Total commercial real estate	14,995	14,946	$23,215	$11,913
Agriculture	29,996	9,275	2,976	45,971
Commercial non real estate	3,922	9,467	8,734	4,803
Residential real estate	191	48	277	74
Consumer and other	—	13	3	31
Total	$49,104	$33,749	$35,205	$62,792
[1] Balance for this segment is included in total commercial real estate for September 30, 2020.
105-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
TDRs are generally restructured through either a rate modification, term extension, payment modification or due to a bankruptcy. The following table presents a summary of all performing loans restructured in TDRs during the fiscal years ended September 30, 2021, 2020 and 2019.

	September 30, 2021			September 30, 2020			September 30, 2019
		Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Construction and development	—	$—	$—	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹
Owner-occupied CRE	1	627	627	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹
Non-owner-occupied CRE	1	10,431	10,431	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	—	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹
Total commercial real estate	2	11,058	11,058	4	$17,586	$17,586	2	$15,466	$15,466
Agriculture	2	9,506	9,506	2	993	993	16	11,537	11,537
Commercial non-real estate	1	203	203	5	6,353	6,353	2	1,445	1,445
Residential real estate	—	—	—	1	50	50	—	—	—
Consumer and other	—	—	—	—	—	—	2	188	188
Total performing	5	$20,767	$20,767	12	$24,982	$24,982	22	$28,636	$28,636
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—
[1] Balance for this segment is included in total commercial real estate for the fiscal year ended September 30, 2020 and September 30, 2019.
The following table presents a summary of all nonperforming loans restructured in TDRs during the fiscal years ended September 30, 2021, 2020 and 2019.

	September 30, 2021			September 30, 2020			September 30, 2019
		Recorded Investment			Recorded Investment			Recorded Investment
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	(dollars in thousands)
Construction and development	—	$—	$—	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹
Owner-occupied CRE	3	11,925	11,925	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹
Non-owner-occupied CRE	1	361	361	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹
Multifamily residential real estate	—	—	—	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹	n/a ¹
Total commercial real estate	4	12,286	12,286	1	$2,216	$2,216	1	$882	$882
Agriculture	9	4,273	4,273	12	27,807	27,807	9	5,802	5,802
Commercial non-real estate	3	5,213	5,213	5	1,752	1,752	2	3,699	3,699
Residential real estate	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—
Total nonperforming	16	$21,772	$21,772	18	$31,775	$31,775	12	$10,383	$10,383
Change in recorded investment due to principal paydown at time of modification	—	$—	$—	—	$—	$—	—	$—	$—
Change in recorded investment due to chargeoffs at time of modification	—	—	—	—	—	—	—	—	—
[1] Balance for this segment is included in total commercial real estate for the fiscal year ended September 30, 2020 and September 30, 2019.
106-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default for the fiscal years ended September 30, 2021, 2020 and 2019.

	Fiscal Years Ended September 30,
	2021		2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Construction and development	—	$—	n/a ¹	n/a ¹	n/a ¹	$—
Owner-occupied CRE	1	10,577	n/a ¹	n/a ¹	n/a ¹	—
Non-owner-occupied CRE	1	361	n/a ¹	n/a ¹	n/a ¹	—
Multifamily residential real estate	—	—	n/a ¹	n/a ¹	n/a ¹	—
Total commercial real estate	2	10,938	1	$—	—	$—
Agriculture	2	439	10	1,144	—	—
Commercial non-real estate	1	3,450	4	921	—	—
Residential real estate	—	—	—	—	—	—
Consumer and other	—	—	—	—	1	—
Total	5	$14,827	15	$2,065	1	$—
[1] Balance for this segment is included in total commercial real estate for the fiscal year ended September 30, 2020 and September 30, 2019.
For purposes of the table above, a loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms. The table includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date. There were $0.0 million, $0.3 million and $0.0 million as of September 30, 2021, 2020 and 2019, respectively, loans removed from TDR status as they were restructured at market terms and are performing.
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
The following table presents ACL activity by loan portfolio segment for the fiscal year ended September 30, 2021.

Fiscal Year Ended September 30, 2021	Adjusted balance September 30, 2020 ¹	Adoption of ASU 2016-13, as amended	Beginning balance, October 1, 2020	Charge-offs	Recoveries	Provision for (reversal of) credit losses on loans	Ending balance, September 30, 2021
	(dollars in thousands)
Construction and development	$7,012	$11,963	$18,975	$(27)	$424	$703	$20,075
Owner-occupied CRE	20,530	4,298	24,828	(2,965)	144	(3,784)	18,223
Non-owner-occupied CRE	50,965	98,986	149,951	(36,951)	457	(1,323)	112,134
Multifamily residential real estate	6,726	2,681	9,407	(377)	—	(4,152)	4,878
Total commercial real estate	85,233	117,928	203,161	(40,320)	1,025	(8,556)	155,310
Agriculture	27,018	24,360	51,378	(5,523)	2,869	(8,384)	40,340
Commercial non-real estate	27,599	32,938	60,537	(6,216)	1,155	(16,220)	39,256
Residential real estate	7,465	2,595	10,060	(389)	289	(828)	9,132
Consumer and other	2,572	(532)	2,040	(939)	499	400	2,000
Total	$149,887	$177,289	$327,176	$(53,387)	$5,837	$(33,588)	$246,038
1 At September 30, 2020, the allowance balances were reclassified to align with the eight loan portfolio pools established for adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs. For additional information, see Note 2.

The allowance for unfunded commitments was $1.3 million and $2.4 million at September 30, 2021 and September 30, 2020, respectively, and is recorded in accrued expenses and other liabilities on the consolidated balance sheets. The reversal of provision for unfunded commitments was $1.1 million for the fiscal year ended September 30, 2021 and is included in provision for credit losses in the consolidated statements of income. The provision for unfunded commitments was $1.9 million and none for the fiscal years ended September 30, 2020 and 2019, respectively, and is included in other noninterest expense in the consolidated statements of income.
107-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following tables present ACL activity under the incurred loss model by loan portfolio segment for the fiscal years ended September 30, 2020 and September 30, 2019.

Fiscal Year Ended September 30, 2020	Beginning balance, October 1, 2019	Charge-offs	Recoveries	Provision	(Improvement) impairment of ASC 310-30 loans	Ending balance, September 30, 2020
	(dollars in thousands)
Total commercial real estate	$16,827	$(5,181)	$1,395	$71,474	$(19)	$84,496
Agriculture	30,819	(21,705)	2,189	15,980	(265)	27,018
Commercial non-real estate	17,567	(14,178)	1,018	23,192	—	27,599
Residential real estate	4,095	(615)	453	3,827	442	8,202
Consumer and other	1,466	(3,071)	416	3,731	30	2,572
Total	$70,774	$(44,750)	$5,471	$118,204	$188	$149,887

Fiscal Year Ended September 30, 2019	Beginning balance, October 1, 2018	Charge-offs	Recoveries	Provision	(Improvement) impairment of ASC 310-30 loans	Ending balance, September 30, 2019
	(dollars in thousands)
Total commercial real estate	$16,777	$(1,511)	$567	$1,514	$(520)	$16,827
Agriculture	28,121	(24,847)	385	27,160	—	30,819
Commercial non-real estate	13,610	(7,895)	392	11,431	29	17,567
Residential real estate	4,749	(998)	468	(56)	(68)	4,095
Consumer and other	1,283	(1,810)	536	1,457	—	1,466
Total	$64,540	$(37,061)	$2,348	$41,506	$(559)	$70,774
6. FDIC Indemnification Asset
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
The following table represents a summary of the activity related to the FDIC indemnification asset for the fiscal years ended September 30, 2021, 2020 and 2019.

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Balance, beginning of period	$—	$1,079	$2,502
Amortization	—	(1,012)	(1,386)
Changes in expected reimbursements from FDIC for changes in expected credit losses	—	—	(10)
Changes in reimbursable expenses	—	—	(41)
Payments of covered losses to the FDIC	—	47	14
Settlement upon expiration of loss-sharing arrangement	—	(114)	—
Balance, end of period	$—	$—	$1,079
The loss claims filed were subject to review, approval, and annual audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreement which ended June 4, 2020. The final claim certificate was filed in July 2020.
108-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
7. Premises and Equipment
The following table presents the major classes of premises and equipment and the total amount of accumulated depreciation as of September 30, 2021 and 2020.

	September 30,
	2021	2020
	(dollars in thousands)
Land	$33,549	$31,601
Buildings and building improvements	102,826	101,891
Furniture and equipment	17,201	24,522
Construction in progress	1,722	149
Total	155,298	158,163
Accumulated depreciation	(37,320)	(39,109)
Premise and equipment, net	$117,978	$119,054
Depreciation expense was $6.5 million, $7.5 million and $7.6 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
Included in the premises and equipment is $0.6 million of property held for sale at both September 30, 2021 and 2020. The Company measures assets held for sale at the lower of carrying amount or estimated fair value. There were no impairment charges recognized as of September 30, 2021 and 2020.
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
The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by the Company as of September 30, 2021 and 2020.

	September 30, 2021			September 30, 2020
	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value	Notional Amount	Gross Asset Fair Value	Gross Liability Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps - FVO loan portfolio
Financial institution counterparties	$496,051	$—	$(32,868)	$592,241	$—	$(62,587)
Interest rate swaps - Other
Financial institution counterparties	819,339	—	(1,605)	641,189	—	(1,672)
Customer counterparties	819,339	49,790	(4,780)	641,189	83,533	—
Interest rate caps
Financial institution counterparties	1,122	5	—	20,538	2	—
Customer counterparties	1,122	—	(5)	20,538	—	(2)
Risk participation agreements	106,862	—	(186)	80,681	—	(32)
Mortgage loan commitments	35,809	—	(20)	92,278	—	(96)
Mortgage loan forward sale contracts	35,715	20	—	94,084	96	—
Total	$2,315,359	$49,815	$(39,464)	$2,182,738	$83,631	$(64,389)
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
109-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following tables provide information on the Company's netting adjustments as of September 30, 2021 and 2020.

	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Amount Presented on the Consolidated Balance Sheet
	(dollars in thousands)
As of September 30, 2021
Total Derivative Assets	$49,815	$(3,186)	$12,598	$59,227
Total Derivative Liabilities ¹	(39,464)	3,186	31,472	(4,806)

[1] There was an additional $23.1 million of collateral held for initial margin with a Futures Clearing Merchant for clearing derivatives at September 30, 2021 and is included in other assets in the consolidated balance sheets.

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
The effect of derivatives on the consolidated statements of income for the fiscal years ended September 30, 2021, 2020 and 2019 was as follows.

		Amount of (Loss) Gain Recognized in Consolidated Statements of Income
		Fiscal Years Ended September 30,
Derivatives not designated as hedging instruments:	Location of (Loss) Gain Recognized in Consolidated Statements of Income	2021	2020	2019
		(dollars in thousands)
Interest rate swaps - FVO loan portfolio	Derivative interest expense	$(12,727)	$(8,722)	$619
Interest rate swaps - FVO loan portfolio	Change in fair value of FVO loans and related derivatives	32,520	(29,777)	(69,078)
Interest rate swaps and other derivatives	Other derivative income	6,500	60	5,015
Mortgage loan commitments	Other derivative income	76	107	17
Mortgage loan forward sale contracts	Other derivative income	(76)	(107)	(17)
9. The Fair Value Option For Certain Loans
The Company has elected to measure certain long-term loans at fair value to assist in managing the interest rate risk for longer-term loans. This fair value option was elected upon the origination of these loans. Interest income is recognized in the same manner as interest on non-fair value loans.
See Note 23 for additional disclosures regarding the fair value of the fair value option loans.
110-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Long-term loans for which the fair value option has been elected had a net favorable difference between the aggregate fair value and the aggregate unpaid loan principal balance and written loan commitment amount of approximately $12.8 million at September 30, 2021 and a net favorable difference of approximately $37.3 million at September 30, 2020. The total unpaid principal balance of these long-term loans was approximately $511.7 million and $617.9 million at September 30, 2021 and 2020, respectively. The fair value of these loans is included in total loans in the consolidated balance sheets and are grouped with commercial real estate, agricultural and commercial non-real estate loans in Note 5. As of September 30, 2021 and 2020, there were loans with a fair value of $12.9 million and $21.7 million, respectively, which were greater than 90 days past due or in nonaccrual status with an unpaid principal balance of $13.0 million and $26.2 million, respectively.
Changes in fair value for items for which the fair value option has been elected were a decrease in fair value of $29.1 million for the fiscal year ended September 30, 2021, a decrease in fair value of $32.5 million for the fiscal year ended September 30, 2020 and an increase of $61.4 million for the fiscal year September 30, 2019. These changes in fair value are reported net of the related derivative activity in change in fair value of FVO loans and related derivatives within the consolidated statements of income.
For long-term loans at September 30, 2021, 2020 and 2019, approximately $3.7 million, $59.4 million and $7.7 million, respectively, of the total change in fair value is attributable to changes in specific credit risk. The gains or losses attributable to changes in instrument-specific credit risk were determined based on an assessment of existing market conditions and credit quality of the underlying loan for the specific portfolio of loans.
10. Goodwill
The following table presents the Company's carrying amount of goodwill as of September 30, 2021 and September 30, 2020.

	September 30, 2021	September 30, 2020
	(dollars in thousands)
Balance, beginning of period	$—	$739,023
Goodwill acquired during the period	—	1,539
Goodwill impairment during the period	—	(740,562)
Balance, end of period	$—	$—
In accordance with ASC 350-20, the Company conducts a goodwill impairment test at least annually, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value below its carrying amount. The Company assesses relevant events and circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance, changes in the composition or carrying amount of assets and liabilities, the market price of the Company's common stock and other relevant facts.
There was no goodwill impairment charge recognized for the fiscal year ended September 30, 2021.
In the second quarter of fiscal year 2020, the onset of the COVID-19 pandemic prompted the Company to assess qualitative and quantitative factors to determine whether it was more-likely-than-not the fair value of the Company was less than the carrying amount. The Company performed both a market capitalization approach and a discounted cash flow approach to determine the fair value of the Company. As a result of the analysis, the Company recognized a goodwill impairment charge of $740.6 million for the fiscal year ended September 30, 2020. There was no goodwill impairment charge recognized for the fiscal year ended September 30, 2019.
11. Core Deposits and Other Intangibles
The following table presents a summary of intangible assets subject to amortization as of September 30, 2021 and 2020.

	Core Deposit Intangible	Brand Intangible	Customer Relationships Intangible	Other Intangible	Total
	(dollars in thousands)
As of September 30, 2021
Gross carrying amount	$7,339	$—	$3,172	$538	$11,049
Accumulated amortization	(5,019)	—	(488)	(391)	(5,898)
Net intangible assets	$2,320	$—	$2,684	$147	$5,151

As of September 30, 2020
Gross carrying amount	$7,339	$—	$3,172	$538	$11,049
Accumulated amortization	(4,316)	—	(244)	(325)	(4,885)
Net intangible assets	$3,023	$—	$2,928	$213	$6,164
Amortization expense of intangible assets was $1.0 million, $1.4 million and $1.5 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
111-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
No intangible asset impairment charge was recognized for the fiscal year ended September 30, 2021.
In the second quarter of fiscal year 2020, the onset of the COVID-19 pandemic prompted the Company to assess its intangible assets for impairment. The Company believed the brand intangible asset was closely aligned with the goodwill of the Company, which was determined to be impaired as of March 31, 2020. As a result, the Company recognized an intangible asset impairment of $1.8 million for the fiscal year ended September 30, 2020. No intangible asset impairment charge was recognized for the fiscal year ended September 30, 2019.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Fiscal year	Amount
(dollars in thousands)
2022	$929
2023	831
2024	742
2025	683
2026	502
2027 and thereafter	1,464
Total	$5,151
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
The Company leases certain branch and corporate offices, land and ATM facilities through operating leases with terms typically ranging from 1 to 15 years, with the longest term having a lease expiration of June 30, 2036. The Company had no significant financing leases as of September 30, 2021 and September 30, 2020.

	September 30, 2021	September 30, 2020
	(dollars in thousands)
ROU asset	$19,748	$22,709
Total lease liability	20,824	24,114
Weighted average remaining lease term	6.10 years	6.29 years
Weighted average discount rate ¹	1.83%	1.83%
[1] The Company uses its incremental borrowing rate to calculate the present value of lease payments when the interest rate implicit in the lease is not disclosed.
Total lease expense incurred by the Company was $6.7 million and $7.1 million for the fiscal years ended September 30, 2021 and 2020, respectively, principally made up of contractual lease payments for operating leases.
As of September 30, 2021, the Company had one operating lease that had not yet commenced with undiscounted cash flows of $2.1 million. This operating lease is anticipated to commence in January 2022. As of September 30, 2020, the Company had no operating leases that had not yet commenced.
112-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table presents supplemental cash flow information related to leases for the fiscal year ended September 30, 2021 and 2020. ASU 842 was adopted on October 1, 2019, therefore no cash flow information is available for the fiscal year ended September 30, 2019.

	Fiscal Years Ended September 30,
	2021	2020
	(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$5,838	$5,720
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	2,878	8,517
The following table presents a maturity analysis of the Company's operating lease liability as of September 30, 2021.

Fiscal year	Amount
(dollars in thousands)
2022	$5,088
2023	4,396
2024	3,644
2025	2,693
2026 and thereafter	6,337
Total undiscounted lease payments	22,158
Less: Amounts representing interest	(1,334)
Lease liability	$20,824
13. Deposits
The following table presents the composition of deposits as of September 30, 2021 and 2020.

	September 30,
	2021	2020
	(dollars in thousands)
Noninterest-bearing demand	$2,608,579	$2,586,743
Interest-bearing demand	7,967,316	7,139,058
Time deposits, greater than $250,000	146,962	352,913
Time deposits, less than or equal to $250,000	587,609	930,065
Total	$11,310,466	$11,008,779
At September 30, 2021 and 2020, the Company had $76.1 million and $329.0 million, respectively, in brokered deposits. As a result of the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, most reciprocal deposits are no longer treated as brokered deposits and are now included with core commercial deposits.
At September 30, 2021, the following table presents the scheduled maturities of time deposits in subsequent fiscal years. Accounts with no stated maturity date are included in 2022.

Fiscal year	Amount
(dollars in thousands)
2022	$575,318
2023	105,017
2024	25,362
2025	14,169
2026	13,286
2027 and thereafter	1,419
Total	$734,571
113-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
14. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase generally mature overnight following the transaction date. Securities underlying the agreements had an amortized cost of approximately $102.6 million and $82.6 million and fair value of approximately $102.4 million and $84.7 million at September 30, 2021 and 2020, respectively. In most cases, in alignment with the repurchase agreements in place with customers, the Company over-collateralizes the repurchase agreements at 102% of total funds borrowed to protect the purchaser from changes in market value. Additionally, the Company utilizes held-in-custody procedures to ensure the securities sold under repurchase agreements are unencumbered.
The following tables present the gross obligation by the class of collateral pledged and the remaining contractual maturity of the agreements at September 30, 2021 and 2020.

	September 30, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$91,289	$—	$—	$—	$91,289
Total repurchase agreements	$91,289	$—	$—	$—	$91,289

	September 30, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(dollars in thousands)
Repurchase agreements
Mortgage-backed securities	$65,506	$—	$—	$—	$65,506
Total repurchase agreements	$65,506	$—	$—	$—	$65,506
15. FHLB Advances and Other Borrowings
The following table presents the FHLB advances and other borrowings at September 30, 2021 and 2020.

	September 30,
	2021	2020
	(dollars in thousands)
Short-term borrowings:
Fed funds purchased, matured in October 2020	$—	$75,000
Long-term borrowings:
Notes payable to FHLB, interest rates from 2.76% to 2.88% and maturity dates from September 2022 to September 2024 collateralized by real estate loans, with various call dates at the option of the FHLB	120,000	120,000
Total FHLB advances and other borrowings	$120,000	$195,000
As of September 30, 2021 and 2020, the Company had a borrowing capacity of $933.7 million and $947.7 million, respectively, with the FRB Discount Window. Principal balances of loans pledged to FRB Discount Window to collateralize the borrowing totaled $1.12 billion at September 30, 2021 and $1.17 billion at September 30, 2020. The Company has secured this line for contingency funding.
As of September 30, 2021 and 2020, based its collateral pledged, the additional borrowing capacity of the Company with the FHLB was $1.66 billion and $2.03 billion, respectively.
Principal balances of loans pledged to the FHLB to collateralize notes payable totaled $3.18 billion and $4.07 billion at September 30, 2021 and 2020, respectively. The Company purchased letters of credit from the FHLB to pledge as collateral on public deposits. The amount outstanding was zero and $75.0 million at September 30, 2021 and 2020, respectively. The Company had additional letters of credit from the FHLB of $10.2 million and $14.6 million at September 30, 2021 and 2020, respectively, for other purposes.
114-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
As of September 30, 2021, FHLB advances and other borrowings are due or callable (whichever is earlier) in subsequent fiscal years as follows.

Fiscal year	Amount
(dollars in thousands)
2022	$30,000
2023	30,000
2024	60,000
2025	—
2026	—
2027 and thereafter	—
Total	$120,000
16. Subordinated Debentures and Subordinated Notes Payable
Junior Subordinated Deferrable Interest Debentures
The Company has seven trusts which were created or assumed as part of prior acquisitions that as of September 30, 2021 have issued Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities"). These trusts are described herein.
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
For regulatory purposes the Debentures qualify as elements of capital. As of September 30, 2021 and 2020, $74.0 million and $73.8 million, respectively, of Debentures, net of fair value adjustment, were eligible for treatment as Tier 1 capital.
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
115-

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
116-

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
Relating to the trusts, the Company held as assets $2.5 million in common shares at September 30, 2021 and 2020, which are included in other assets on the consolidated balance sheets.
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
The following table presents the subordinated debentures and subordinated notes payable at September 30, 2021 and 2020.

	September 30, 2021		September 30, 2020
	Amount Outstanding	Common Shares Held in Other Assets	Amount Outstanding	Common Shares Held in Other Assets
	(dollars in thousands)
Junior subordinated debentures payable to non-consolidated trusts
GW Statutory Trust IV, variable rate of 2.85%, plus 3 month LIBOR	$23,093	$693	$23,093	$693
GW Statutory Trust VI, variable rate of 1.48%, plus 3 month LIBOR	30,928	928	30,928	928
SSB Trust II, variable rate of 1.85%, plus 3 month LIBOR	2,062	62	2,062	62
HF Capital Trust III, variable rate of 3.35%, plus 3 month LIBOR	5,155	155	5,155	155
HF Capital Trust IV, variable rate of 3.10%, plus 3 month LIBOR	7,217	217	7,217	217
HF Capital Trust V, variable rate of 1.83%, plus 3 month LIBOR	5,310	310	5,310	310
HF Capital Trust VI, variable rate of 1.65%, plus 3 month LIBOR	2,155	155	2,155	155
Total junior subordinated debentures payable	75,920	$2,520	75,920	$2,520
Less: fair value adjustment ¹	(1,953)		(2,088)
Total junior subordinated debentures payable, net of fair value adjustment	73,967		73,832
Subordinated notes payable
Fixed to floating rate effective August 2020, 3.15% plus 3 month LIBOR	35,000		35,000
Total subordinated debentures and subordinated notes payable	$108,967		$108,832

[1] Adjustment reflects the fair value adjustments related to the junior subordinated deferrable interest debentures assumed as part of the HF Financial acquisition.
17. Income Taxes
The provision for income taxes charged to operations consists of the following for the fiscal years ended September 30, 2021, 2020 and 2019.

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Currently paid or payable
Federal	$37,928	$18,511	$30,779
State	9,261	3,733	9,327
Total	47,189	22,244	40,106
Deferred tax expense (benefit)
Federal	8,851	(39,563)	7,507
State	2,971	(8,191)	617
Total	11,822	(47,754)	8,124
Total provision for (benefit from) income taxes	$59,011	$(25,510)	$48,230
118-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The income tax provision differs from the amount of income tax determined by applying a U.S. federal income tax rate of 21.0% for fiscal years September 30, 2021, 2020 and 2019 to pretax income due to the following.

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Income tax expense computed at the statutory rate	$55,077	$(148,327)	$45,275
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	9,663	(3,521)	7,855
Tax exempt interest income	(5,633)	(5,515)	(5,193)
Tax impact of stock-based compensation plans	355	83	(91)
Tax impact of goodwill impairment	—	131,051	—
Other	(451)	719	384
Income tax expense, as reported	$59,011	$(25,510)	$48,230
Net deferred tax assets (liabilities) consist of the following components at September 30, 2021 and 2020.

	September 30,
	2021	2020
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$59,864	$36,177
Compensation	5,587	3,547
Other real estate owned	66	3,067
Core deposit intangible and other fair value adjustments	1,939	2,554
Excess tax basis of loans acquired over carrying value	476	2,059
Other reserves	7,000	9,245
Goodwill and other intangibles	8,729	11,075
Lease liability	5,203	5,805
REIT income	1,917	—
Net deferred loan fees	5,416	—
Other	5,583	7,268
Total deferred tax assets	101,780	80,797
Deferred tax liabilities:
Securities available for sale	(1,647)	(11,749)
Premises and equipment	(6,231)	(7,167)
Deferred REIT income	—	(8,522)
Right of use asset	(4,858)	(5,399)
Other	(183)	(251)
Total deferred tax liabilities	(12,919)	(33,088)
Net deferred tax assets	$88,861	$47,709
At September 30, 2021 and 2020, the Company had an income tax receivable from the IRS of $0.2 million and $10.8 million, respectively, which is included in other assets on the consolidated balance sheets. The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2017.
The Bank's effective tax rate for the fiscal years ended September 30, 2021 and 2020 was 22.5% and 3.6%, respectively.
Management has determined a valuation reserve is not required for the deferred tax assets as of September 30, 2021 and 2020 because it is more-likely-than-not these assets could be realized through carryback offsets to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income. Uncertain tax positions were not significant at September 30, 2021 or 2020.
18. Employee Benefit Plans
Profit Sharing Plan
The Company participates in a multiple employer 401(k) profit sharing plan ("401(k) Plan"). All employees are eligible to participate, beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employees must be equal. The Company contributed $6.4 million, $6.7 million and $5.8 million to the 401(k) Plan for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
119-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
19. Stock-Based Compensation
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
Stock compensation is recognized based on the number of awards to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period. Stock-based compensation expense is included in salaries and employee benefits expense in the consolidated statements of income. For the fiscal years ended September 30, 2021, 2020 and 2019 stock compensation expense was $3.9 million, $5.0 million and $5.9 million respectively. Related income tax benefits recognized for the fiscal years ended September 30, 2021, 2020 and 2019 were $1.0 million, $1.2 million and $1.5 million, respectively.
120-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
The following is a summary of the Plans’ restricted share and performance-based stock award activity as of September 30, 2021, 2020 and 2019. The number of performance shares granted in the following table are reflected at the amount of achievement of the pre-established targets.

	September 30, 2021		September 30, 2020		September 30, 2019
	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value	Common Shares	Weighted-Average Grant Date Fair Value
Restricted Shares
Restricted shares, beginning of fiscal year	249,180	$32.89	190,805	$37.20	163,287	$37.86
Granted	181,896	19.04	147,282	30.68	106,753	37.27
Vested	(94,655)	33.33	(84,316)	38.60	(76,210)	38.64
Forfeited	(4,389)	26.90	(4,591)	36.18	(3,025)	38.67
Canceled	—	—	—	—	—	—
Restricted shares, end of period	332,032	$25.26	249,180	$32.89	190,805	$37.20

Vested, but not issuable at end of period	87,324	$29.32	62,992	$33.98	50,770	$33.88

Performance Shares
Performance shares, beginning of fiscal year	175,740	$33.56	173,332	$38.50	175,196	$36.29
Granted	142,052	14.29	62,278	40.15	60,583	32.77
Vested	(25,452)	41.07	(54,861)	39.43	(59,937)	30.79
Forfeited	(5,243)	28.85	(5,009)	37.90	(2,510)	39.25
Canceled	—	—	—	—	—	—
Performance shares, end of period	287,097	$24.10	175,740	$33.56	173,332	$38.50

Vested, but not issuable at end of period	5,612	$18.00	5,612	$18.00	5,612	$18.00
As of September 30, 2021, there was $5.1 million of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a period of 3.3 years. The fair value of the vested awards was $3.0 million, $0.9 million and $1.9 million at September 30, 2021, 2020 and 2019, respectively.
20. Regulatory Matters
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
The Company met all capital adequacy and net worth requirements to which they are subject as of September 30, 2021 and 2020.
As of September 30, 2021, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes have changed the Bank's categories.
121-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
As an approved mortgage seller, the Bank is required to maintain a minimum level of capital specified by the United States Department of Housing and Urban Development. At September 30, 2021 and 2020, the Bank met these requirements.
Capital amounts and ratios are presented in the following table:

	Actual		Minimum Capital Requirement Ratio ¹		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2021
Tier 1 risk based capital (to risk-weighted assets):
Consolidated	$1,378,832	15.1%	$547,720	6.0%	N/A	N/A
Bank	1,377,944	15.1%	547,585	6.0%	$730,113	8.0%
Total risk based capital (to risk-weighted assets):
Consolidated	1,491,639	16.3%	730,293	8.0%	N/A	N/A
Bank	1,469,751	16.1%	730,113	8.0%	912,641	10.0%
Tier 1 leverage capital (to average assets):
Consolidated	1,378,832	10.6%	520,228	4.0%	N/A	N/A
Bank	1,377,944	10.6%	520,272	4.0%	650,341	5.0%
Common Equity Tier 1 risk based capital (to risk-weighted assets):
Consolidated	1,304,865	14.3%	410,790	4.5%	N/A	N/A
Bank	1,377,944	15.1%	410,688	4.5%	593,217	6.5%

As of September 30, 2020
Tier 1 risk based capital (to risk-weighted assets):
Consolidated	$1,195,453	11.8%	$609,080	6.0%	N/A	N/A
Bank	1,187,905	11.7%	608,916	6.0%	$811,888	8.0%
Total risk based capital (to risk-weighted assets):
Consolidated	1,350,658	13.3%	812,107	8.0%	N/A	N/A
Bank	1,315,077	13.0%	811,888	8.0%	1,014,860	10.0%
Tier 1 leverage capital (to average assets):
Consolidated	1,195,453	9.4%	511,248	4.0%	N/A	N/A
Bank	1,187,905	9.3%	509,649	4.0%	637,062	5.0%
Common Equity Tier 1 risk based capital (to risk-weighted assets):
Consolidated	1,121,621	11.0%	456,810	4.5%	N/A	N/A
Bank	1,187,905	11.7%	456,687	4.5%	659,659	6.5%

[1] Does not include capital conservation buffer of 2.5% at both September 30, 2021 and 2020.
21. Commitments and Contingencies
Financial Instruments with Off-Balance-Sheet Risk
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. A summary of the Company’s commitments as of September 30, 2021 and 2020 is as follows.

	September 30,
	2021	2020
	(dollars in thousands)
Commitments to extend credit	$2,145,321	$2,138,138
Letters of credit	43,976	65,707
122-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
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
Asset Sales
The Bank regularly transfers financial assets as part of its mortgage banking activities. Transfers are recorded as sales when the criteria for surrender of control are met. The Bank has provided guarantees in connection with the sale of loans and has assumed a similar obligation in its acquisitions. The guarantees are generally in the form of asset buy back or make whole provisions that are triggered upon a credit event and remain in effect until the loans are collected. The maximum potential future payment related to these guarantees is not readily determinable because the Company’s obligation under these agreements depends on the occurrence of future events. There were $3.3 million of repurchased loans as of September 30, 2021 and 2020. Incurred losses related to these repurchased loans and guaranteed loans as of September 30, 2021, 2020 and 2019 are not significant.
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
Lease Commitments
The Company leases several branch locations under terms of operating lease agreements expiring through June 30, 2036. The Company has the option to renew these leases for periods that range from 1 to 15 years. Total lease expense incurred by the Company for these leases was $6.7 million, $7.1 million and $5.4 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
Approximate future minimum rental payments for operating leases in excess of one year in subsequent fiscal years are as follows.

Fiscal year	Amount
(dollars in thousands)
2022	$5,088
2023	4,396
2024	3,644
2025	2,693
2026 and thereafter	6,337
Total	$22,158
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
As of September 30, 2021, the Company had advisory fee commitments related to the pending merger of $13.4 million.
22. Transactions With Related Parties
The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they have 10% or more beneficial ownership (commonly referred to as related parties). Total loans committed to related parties were not significant at September 30, 2021 and 2020.
There was no interest paid to related parties for each of the fiscal years ended September 30, 2021, 2020 and 2019.
123-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
23. Fair Value Measurements
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
Securities Available for Sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and classified as Level 2 securities. Level 2 securities include mortgage-backed, states and political subdivisions, and other securities. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 securities were immaterial at September 30, 2021 and 2020.
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
124-

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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and 2020.

	Fair Value	Level 1	Level 2	Level 3 ¹
	(dollars in thousands)
As of September 30, 2021
U.S. Treasury securities	$98,787	$98,787	$—	$—
U.S. Agency securities	24,048	24,048	—	—
Mortgage-backed securities	2,135,261	—	2,135,261	—
States and political subdivision securities	44,550	—	44,550	—
Corporate debt securities	39,519	—	39,519	—
Other	1,037	—	1,037	—
Total securities available for sale	$2,343,202	$122,835	$2,220,367	$—
Derivatives-assets	$59,227	$—	$59,227	$—
Derivatives-liabilities	4,806	—	4,806	—
Fair value loans	524,533	—	524,533	—
Loan servicing rights	663	—	—	663
As of September 30, 2020
U.S. Treasury securities	$50,152	$50,152	$—	$—
U.S. Agency securities	25,060	25,060	—	—
Mortgage-backed securities	1,642,780	—	1,642,780	—
States and political subdivision securities	55,580	—	51,783	3,797
Other	1,054	—	1,054	—
Total securities available for sale	$1,774,626	$75,212	$1,695,617	$3,797
Derivatives-assets	$98,380	$—	$98,380	$—
Derivatives-liabilities	98	—	98	—
Fair value loans	655,185	—	655,185	—
Loan servicing rights	1,303	—	—	1,303
The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the fiscal years ended September 30, 2021, 2020 and 2019.

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Loan servicing rights
Balance, beginning of period	$1,303	$2,255	$3,087
Realized and unrealized loss ¹	(640)	(952)	(832)
Balance, end of period	$663	$1,303	$2,255

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
125-

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
The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and 2020.

	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
As of September 30, 2021
Other repossessed property	$3,606	$—	$—	$3,606
Impaired loans	161,307	—	—	161,307
Mortgage loans held for sale, at lower of cost or fair value	2,904	—	2,904	—
Property held for sale	600	—	—	600
As of September 30, 2020
Other repossessed property	$17,991	$—	$—	$17,991
Impaired loans	669,968	—	—	669,968
Mortgage loans held for sale, at lower of cost or fair value	12,371	—	12,371	—
Property held for sale	600	—	—	600
The valuation techniques and significant unobservable inputs used to measure Level 3 fair value measurements at September 30, 2021 were as follows.

	Fair Value of Assets / (Liabilities) at September 30, 2021	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
	(dollars in thousands)
Other repossessed property	$3,606	Appraisal value	Collateral specific adjustment	N/A	N/A
Impaired loans	161,307	Appraisal value	Collateral specific adjustment	N/A	N/A
Property held for sale	600	Appraisal value	Collateral specific adjustment	N/A	N/A
126-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Disclosures about Fair Value of Financial Instruments
Significant assets and liabilities that are not considered financial instruments include premises and equipment, deferred income taxes, goodwill, and core deposit and other intangibles. Additionally, in accordance with the disclosure guideline, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded. Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial. Fair values for on-balance sheet instruments as of September 30, 2021 and September 30, 2020 are as follows.

		September 30, 2021		September 30, 2020
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	Level 1	$1,552,260	$1,552,260	$432,887	$432,887
Securities purchased under agreements to resell	Level 1	104,339	104,339	—	—
Securities held to maturity	Level 1	27,782	27,539	—	—
Securities held to maturity	Level 2	336,519	333,623	—	—
Securities held to maturity	Level 3	3,450	3,450	—	—
Total securities held to maturity		367,751	364,612	—	—
Loans, net, excluding fair valued loans, loans held for sale and impaired loans ¹	Level 3	7,496,309	7,538,968	8,738,617	8,768,314
Liabilities
Time deposits	Level 2	$734,571	$735,407	$1,282,978	$1,287,814
FHLB advances and other borrowings	Level 2	120,000	126,229	195,000	204,715
Securities sold under repurchase agreements	Level 2	91,289	91,289	65,506	65,506
Subordinated debentures and subordinated notes payable	Level 2	108,967	100,739	108,832	96,424

[1] Includes $23.6 million and $29.0 million of net deferred loan fees at September 30, 2021 and 2020, respectively, of which carrying value approximates fair value.
24. Earnings per Share
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
The following information was used in the computation of basic and diluted earnings per share for the fiscal years ended September 30, 2021, 2020 and 2019.

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands, except per share data)
Net income (loss)	$203,258	$(680,808)	$167,365

Weighted average common shares outstanding	55,183,940	55,612,251	57,154,865
Dilutive effect of stock based compensation	259,969	—	102,196
Weighted average common shares outstanding for diluted earnings per share calculation	55,443,909	55,612,251	57,257,061

Basic earnings per share	$3.68	$(12.24)	$2.93
Diluted earnings per share	$3.67	$(12.24)	$2.92
The Company had no shares of unvested performance stock as of September 30, 2021 and 17,074 shares of unvested performance stock as of September 30, 2020 which were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had no shares of anti-dilutive stock awards outstanding as of September 30, 2021 and 132,526 shares of anti-dilutive stock awards outstanding as of September 30, 2020.
25. Revenue Recognition
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
127-

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

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Noninterest income
Service charges and other fees	$37,129	$37,741	$43,893
Wealth management fees	13,347	11,772	8,914
Other	3,017	2,733	3,045
Noninterest income from contracts with customers within the scope of ASC Topic 606	53,493	52,246	55,852
Noninterest income (loss) within the scope of other GAAP Topics ¹	13,071	(52,229)	4,880
Total noninterest income	$66,564	$17	$60,732
[1] The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's consolidated statements of income.

128-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
26. Parent Company Only Financial Statements
Parent company only financial information for Great Western Bancorp, Inc. is summarized as follows:
Condensed Balance Sheets
(Dollars in Thousands)

	September 30,
	2021	2020
	(dollars in thousands)
Assets
Cash and cash equivalents	$28,614	$36,420
Investment in subsidiaries	1,274,568	1,229,227
Net deferred tax assets	1,354	1,395
Other assets	7,225	6,086
Total assets	$1,311,761	$1,273,128
Liabilities and stockholders’ equity
Subordinated debentures and subordinated notes payable	$108,967	$108,832
Accrued expenses and other liabilities	1,315	1,363
Total liabilities	110,282	110,195
Stockholders’ equity
Common stock	551	550
Additional paid-in capital	1,182,732	1,183,647
Retained earnings	13,170	(57,169)
Accumulated other comprehensive income	5,026	35,905
Total stockholders’ equity	1,201,479	1,162,933
Total liabilities and stockholders’ equity	$1,311,761	$1,273,128
Condensed Statements of Comprehensive Income
(Dollars in Thousands)

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Income
Dividends from subsidiary bank	$2,757	$75,079	$148,128
Dividends on securities	4	2	19
Other	60	87	120
Net gain on sale of securities	248	—	—
Total income	3,069	75,168	148,267
Expenses
Interest on subordinated debentures and subordinated notes payable	3,182	4,515	5,540
Salaries and employee benefits	3,868	5,295	6,288
Professional fees	1,198	1,291	1,035
Other	2,776	2,913	2,653
Total expense	11,024	14,014	15,516
Income before income tax and equity in undistributed net income of subsidiaries	(7,955)	61,154	132,751
Income tax benefit	(2,074)	(1,114)	(2,965)
Income before equity in undistributed net income of subsidiaries	(5,881)	62,268	135,716
Equity in undistributed net income of subsidiaries	209,139	(743,076)	31,649
Net income	$203,258	$(680,808)	$167,365
129-

GREAT WESTERN BANCORP, INC.
Notes to Consolidated Financial Statements
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Operating Activities
Net income	$203,258	$(680,808)	$167,365
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	135	196	168
Stock-based compensation	3,494	3,705	4,582
Deferred income taxes	41	321	(227)
Changes in:
Other assets	(1,139)	(5,397)	1,367
Accrued interest and other liabilities	(48)	223	268
Equity in undistributed net income of subsidiaries	(209,139)	743,076	(31,649)
Net cash (used in) provided by operating activities	(3,398)	61,316	141,874
Financing Activities
Common stock repurchased	—	(39,983)	(94,351)
Dividends paid	(4,408)	(42,456)	(62,904)
Net cash used in financing activities	(4,408)	(82,439)	(157,255)
Net decrease in cash and cash equivalents	(7,806)	(21,123)	(15,381)
Cash and cash equivalents, beginning of period	36,420	57,543	72,924
Cash and cash equivalents, end of period	$28,614	$36,420	$57,543

130-

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
131-

MANAGEMENT'S ASSESSMENT OF GREAT WESTERN BANCORP, INC.'S INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed our system of internal control over financial reporting as of September 30, 2021. Management's assessment is based on the criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that our system of internal control over financial reporting was effective and meets the criteria of the "Internal Control - Integrated Framework (2013)" as of the end of the period covered by this report.
Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included within this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of the end of the period covered by this report, which is set forth below.

By:	/s/ Mark Borrecco	By:	/s/ Peter Chapman
Name:	Mark Borrecco	Name:	Peter Chapman
Title:	President and Chief Executive Officer	Title:	Chief Financial Officer
Date:	November 24, 2021	Date:	November 24, 2021

132-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Great Western Bancorp, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Great Western Bancorp, Inc.’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Great Western Bancorp, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2021 and our report dated November 24, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Minneapolis, Minnesota
November 24, 2021
133-

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information concerning each of our directors and their respective class.

Director Name	Age	Director Class	Director Since	Principal Occupation
James Brannen	59	Class I	2015	Retired Chief Executive Officer of FBL Financial Group, Inc.
Mark Borrecco	50	Class II	2020	President and Chief Executive Officer of Great Western and our Bank
Frances Grieb	61	Class III	2014	Retired Deloitte LLP Partner
Thomas Henning	68	Class I	2015	President and Chief Executive Officer of Assurity Group Inc.
James Israel	65	Class III	2016	Retired Deere & Co. Executive
Stephen Lacy	67	Class III	2015	Retired Chairman of Meredith Corporation
Daniel Rykhus	56	Class I	2014	President and Chief Executive Officer of Raven Industries
James Spies	75	Class II	2015	President of Spies Corporation
James Brannen has been a director since October 2015, and has served on the Board of Directors of our Bank since 2015, and was appointed Chair of the Boards of Directors effective April 24, 2020. Mr. Brannen has served as Chief Executive Officer of FBL Financial Group, Inc., a publicly-held financial services company, from August 2012 through his retirement in January 2020. Prior to that, Mr. Brannen served for 29 years at FBL Financial Group, Inc. in various roles including Chief Financial Officer, Chief Administrative Officer & Treasurer, and Vice President of Finance. Mr. Brannen was recently appointed to the Globe Life, Inc. board of directors and serves on the compensation committee. He also serves as a member of the board of Amerisure Insurance Companies and chairs the audit committee. He has also served as a member of the boards of the Iowa Business Council, the Greater Des Moines Partnership, Property Casualty Insurers Association of America, the Federation of Iowa Insurers and the Central Iowa Water Trails Campaign Advisory Council. Additionally, he was the 2020 Campaign Chair for the United Way of Central Iowa. In 2015, Mr. Brannen was named “Outstanding CPA in Business & Industry” by the Iowa Society of Certified Public Accountants.
Mr. Brannen’s qualifications to serve on the Board include his more than 33 years of relevant business experience in the banking and financial services industry, including Chief Executive Officer and public company management experience.
Mark Borrecco has served as our President and Chief Executive Officer and on our Board since March 2020. Mr. Borrecco’s duties include overall leadership and executive oversight of our Bank. Mr. Borrecco has over 20 years of banking experience. Prior to Great Western, Mr. Borrecco served as President and Chief Executive Officer of Rabobank, NA, Roseville, CA, from November 2015 through the sale of Rabobank to Mechanics Bank in September 2019. Mr. Borrecco also served on the Board of Directors for Rabobank, NA from November 2014 through August 2019. Prior to his CEO role, he was the Executive Vice President and Chief Banking Officer for Rabobank, NA from 2011 to 2015 where he was responsible for the direct management and performance of Commercial Banking, Retail, Small Business Lending, Consumer Mortgage, Wealth Management and various administrative departments. Throughout his career, Mr. Borrecco has held various senior management positions including National Sales Manager Retail Banking with Bank of the West and Vice President, Senior Director and National Retail Sales Manager with World Savings Bank/Wachovia. Mr. Borrecco currently serves on the Pacific Coast Banking School Board and previously served on the Greater Sacramento Economic Council and chaired the Food and Ag Innovation Committee. Mr. Borrecco has a Bachelor of Science in Economics from California State University.
Frances Grieb has been a director since July 2014, and has also served on the Board of Directors of our Bank since July 2014. Ms. Grieb is a retired partner with 30 years of public accounting experience with Deloitte LLP, the international professional services firm, including leadership roles as Lead Client Service Partner, Audit Partner, Deputy Professional Practice Director, Midwest Region Audit Women’s Initiative Leader, Midwest Region Women’s Initiative Executive Council, Financial Services Leader for the Nebraska/Iowa practice and National Banking Practice FDICIA Implementation Group. Ms. Grieb has worked with a broad array of financial service entities throughout her career. Additionally, Ms. Grieb has five years of banking industry experience with Packers National Bank, Omaha, Nebraska. Ms. Grieb is also a Fellow of the Life Management Institute (FLMI), a professional designation in advanced insurance and financial services concepts. Ms. Grieb also serves on the National Advisory Board of the College of Business at the University of Nebraska at Omaha and is a member of the AICPA and the United Way of the Midland’s Women’s Leadership Council.
134-

Ms. Grieb’s qualifications to serve on the Board include her more than 38 years of relevant board and business experience in the financial services industry, including banking, insurance, broker-dealer, investment company and real estate audit and consulting, and her significant experience with corporate governance and regulatory matters. Ms. Grieb also brings to the Board her extensive experience working closely with public and private companies of various sizes focusing on accounting and technical matters, internal controls and reporting requirements.
Thomas Henning has been a director since August 2015 and served as Lead Independent Director from 2017 through April 2020, when the Board appointed an Independent Chairperson. Mr. Henning has also served on the Board of Directors of our Bank since 2015. Mr. Henning has served for over 26 years as President and Chief Executive Officer of Assurity Group Inc., a privately-held life and health insurance company. Effective December 31, 2021, Mr. Henning will retire from his role as President and Chief Executive Officer. He will remain as the non-executive Chairman of the board and as a member of the board of Assurity Group Inc. and its subsidiaries. From 1985 through 1990, he served as Executive Vice President of First Commerce Bancshares and President and Chief Operating Officer of its lead bank, the National Bank of Commerce. From 1983 through 1985, he was President and Chief Executive Officer of First Commerce's Overland National Bank subsidiary. Prior to that, Mr. Henning served as a Vice President and loan officer specializing in agriculturally related credits. Mr. Henning also served on the board of directors of Federal Home Loan Bank of Topeka, where he served as Chairman of the Risk Management Oversight Committee and as a member of the Executive, Audit and Compensation Committees. He currently serves on the board of directors of Nelnet, a public education finance company, where he serves as Lead Independent Director, as well as Chairman of the Audit Committee and as a designated financial expert and as a member of the Executive, Finance and Risk Management Committees.
Mr. Henning's qualifications to serve on the Board include his nearly 40 years of relevant business experience in the banking and financial services industry and significant management and leadership experience. Mr. Henning is a Chartered Financial Analyst and brings substantial financial expertise and experience to the Board.
James Israel has been a director since October 2016, and has also served on the Board of Directors of our Bank since October 2016. Mr. Israel is a retired senior executive of Deere & Company, where he served most recently as President of the Worldwide Financial Services Division, a position he held from 2006 through 2014. He joined Deere & Company in 1979 holding a variety of management positions within the Agriculture, Financial Services, Construction & Forestry Divisions, and executive leadership positions within the Financial Services Division including Senior Vice President International Lending, Commercial Lending and Worldwide Equipment Financing. He also served as Vice President Marketing and Product Support, Europe, Africa, Middle East and the CIS from 2003 through 2006 in the Worldwide Agriculture Division. Mr. Israel serves on the board of trustees for Central College in Pella, Iowa and previously served on the advisory board of the Tippe Business College at the University of Iowa.
Mr. Israel's qualifications to serve on the Board include his more than 38 years of relevant business experience in the financial services industry, including executive leadership and public company management experience.
Stephen Lacy has been a director since August 2015, and also has served as a member of our Bank Board of Directors since April 2015. Mr. Lacy is the retired Chairman of Meredith Corporation, a public media and marketing company serving American women. He joined Meredith Corporation in 1998 as Vice President and Chief Financial Officer. He served as Vice President and Chief Financial Officer until 2006 and Chief Executive Officer from 2006 until 2019. He was appointed Chairman of Meredith Corporation in 2010 and served until his retirement in November 2020. Mr. Lacy serves on the board of directors of Hormel Foods Corporation, a public corporation, where he is Chair of the compensation committee and also serves on its audit committee. Mr. Lacy also serves on the board of the Kansas State University Foundation and United Way of Central Iowa.
Mr. Lacy's qualifications to serve on the Board include his significant public company management experience and public company board experience. As the leader of Meredith Corporation and his other board memberships, Mr. Lacy also brings several years of public company corporate governance experience to our Board.
Daniel Rykhus has been a director since July 2014. Mr. Rykhus joined our Bank as a director in 2011. Since August 2010, he has served as President and Chief Executive Officer of Raven Industries, a publicly-held corporation that solves great challenges through innovative, high-value products in precision agriculture, high performance specialty films, and situational awareness markets. He has been a member of the board of directors of Raven Industries since 2008. He has worked in various managerial capacities at Raven Industries since 1991, starting as Manufacturing Manager of the Applied Technology Division and serving from 1999 through 2008 as the Division's General Manager. From 2008 through 2010, Mr. Rykhus was the Executive Vice President of Raven Industries. In addition, Mr. Rykhus serves on the board of directors of several non-profit organizations.
Mr. Rykhus’ qualifications to serve on the Board include his 30 years of leadership experience and his years of experience as a director and past Audit Committee member for our Bank. As the leader of a publicly-held company, Mr. Rykhus also brings several years of public company corporate governance experience to our Board.
135-

James Spies has been a director since August 2015. Mr. Spies has served as a member of our Bank's Board of Directors since May 1983 and is the Chairman of its Trust Committee. Mr. Spies is President of Spies Corporation, a privately-held company that owns, operates, manages and develops real estate in South Dakota. Mr. Spies has served as a Corporate Director of the Educational Enhancement Funding Corporation since 2002 and, from 2010 through 2016, served as a Commissioner of the South Dakota Game, Fish and Parks Commission. He was subsequently appointed to the South Dakota Game, Fish and Parks Foundation in March 2017. Mr. Spies also served as a member on the South Dakota Transportation Commission from 2005 through 2011.
Mr. Spies' qualifications to serve on the Board include his extensive management experience, in-depth knowledge about our business and over 33 years of relevant experience as a member of the Board of Directors of our Bank.
Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption "Item 1. Business—Information about our Executive Officers."
Role of the Board of Directors
The Board provides oversight with respect to our overall performance, strategic direction and key corporate policies. It approves major initiatives, advises on key financial and business objectives, and monitors progress with respect to these matters. Members of the Board are kept informed of our business by various reports and documents provided to them on a regular basis, including operating and financial reports made at Board and Committee meetings by our executive and other officers. The Board has four standing committees, the principal responsibilities of which are described below under “Committees of Our Board of Directors.” Additionally, the independent directors meet in regularly scheduled executive sessions, without Mr. Borrecco and the other Great Western management present, at each meeting of the Board.
Director Attendance at Board, Committee and Annual Meetings
The Board met 18 times in fiscal year 2021, consisting of 4 regular meetings and 14 special meetings. The Board also took action by written consent one time. Each member of the Board attended more than 75% of the total number of meetings of the Board and the committees on which he or she served. We strongly encourage, but do not require, our Board members to attend annual meetings of our stockholders. Each of the directors then serving attended the 2021 Annual Meeting of Stockholders held on February 9, 2021.
Committees of Our Board of Directors
The standing committees of our Board consist of an Audit Committee, a Corporate Governance and Nominating Committee, a Compensation Committee and a Risk Committee. The responsibilities of these committees are described below. Our Board may also establish various other committees to assist it in its responsibilities, including Special Committees as deemed appropriate for special purposes. The following table summarizes the membership of the Board and each of its standing committees as of the date of this Form 10-K.

Director Name	Audit Committee	Corporate Governance & Nominating Committee	Compensation Committee	Risk Committee
James Brannen
Mark Borrecco
Frances Grieb	Chair			Member
Thomas Henning	Member			Chair
James Israel	Member			Member
Stephen Lacy		Chair	Member
Daniel Rykhus		Member	Chair
James Spies		Member	Member
136-

Audit Committee Frances Grieb, Chairperson* Thomas Henning* James Israel* * Independent Director
The Audit Committee assists the Board in fulfilling its oversight responsibilities by providing general oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements as relating to financial reporting, the appointment of our independent auditors, and the performance of our internal audit function and independent auditors. The Head of our Internal Audit reports directly to the Chair of our Audit Committee. Among other things, the Audit Committee:
•appoints, oversees and determines the qualifications, independence and compensation of our independent auditors;
•reviews and discusses our financial statements and the scope of our annual audit to be conducted by our independent auditors and approves all audit fees;
•reviews and discusses our financial reporting activities, including our annual report, and the accounting standards and principles followed in connection with those activities;
•pre-approves audit and non-audit services provided by our independent auditors;
•reviews and approves related party transactions;
•meets with management and our independent auditors to review and discuss our financial statements, financial disclosure and the adequacy and effectiveness of the Company's internal control over financial reporting and our disclosure controls and procedures;
•establishes and oversees procedures for the treatment of complaints regarding accounting and auditing matters;
•reviews the scope of work and staffing of our internal audit; and
•monitors our legal, ethical and regulatory compliance with a focus on matters impacting the financial statements.
The Audit Committee must consist of at least three members, each of whom must meet financial competency standards and be “independent” under the listing standards of the NYSE and meet the requirements of Rule 10A-3 of the Exchange Act. The members of the Audit Committee include Ms. Grieb (Chairperson) and Messrs. Henning and Israel, each of whom satisfy the foregoing requirements. The Board has determined that Ms. Grieb and Messrs. Henning and Israel each qualify as an audit committee financial expert.
The Audit Committee has adopted a written charter that specifies the scope of its authority and responsibilities, including those listed above. The charter is available on our website at www.greatwesternbank.com within the Investor Relations link. During fiscal year 2021, the Audit Committee met ten times.

137-

Compensation Committee Daniel Rykhus, Chairperson* Stephen Lacy* James Spies* * Independent Director
The Compensation Committee is responsible for discharging the responsibilities of our Board relating to compensation of our executives and directors and our compensation programs in general. Among other things, the Compensation Committee:
•reviews no less than annually our executive compensation programs and incentive plans to determine whether they are properly coordinated and achieving their intended purposes, including any equity based compensation plans;
•reviews our overall compensation philosophy with a view to appropriately balance risk and financial results in a manner that does not encourage employees to expose us to imprudent risks, and is consistent with safety, soundness, the goals and objectives of the plans and the compensation practices of any relevant peer group of competitive companies, and reviews (with input from our Chief Risk Officer) the relationship between risk management policies and practices, corporate strategy and senior executive compensation;
•reviews and approves the annual compensation arrangements for our Chief Executive Officer and reviews and recommends to our Board the annual compensation arrangements for our other executive officers;
•monitors talent management and organizational development practices including leadership development and employee engagement;
•oversees the Chief Executive Officer succession planning process and monitors the succession planning practices and strategies to ensure continuous development of talent for executive officers and other key roles; and
•reviews and recommends to our Board any changes in compensation for directors.
The Compensation Committee must consist of at least three members, each of whom must meet NYSE’s independence standards. The members of the Compensation Committee are Messrs. Rykhus (Chairperson), Lacy and Spies, each of whom satisfies the independence standards.
The Compensation Committee has a written charter that specifies the scope of its authority and responsibilities, including those listed above. The charter is available on our website at www.greatwesternbank.com within the Investor Relations link. During fiscal year 2021, the Compensation Committee met four times. The Compensation Committee also took action by written consent one time.

Corporate Governance and Nominating Committee Stephen Lacy, Chairperson* Daniel Rykhus* James Spies* * Independent Director
The Governance Committee is responsible for ensuring an effective and efficient system of governance by clarifying the roles of our Board and its committees; identifying, evaluating and recommending to our Board candidates for directorships; and reviewing and making recommendations with respect to the size and composition of our Board. In addition, the Governance Committee is responsible for reviewing and overseeing our corporate governance guidelines and for making recommendations to our Board concerning governance matters. Among other things, the Governance Committee:
•identifies individuals qualified to be directors consistent with our corporate governance guidelines and evaluates and recommends director nominees for approval by our Board;
•reviews and makes recommendations to our Board concerning the structure and membership of Board committees;
•develops and annually reviews our corporate governance guidelines;
•oversees the annual self-evaluation of our Board and its committees; and
•oversees risks related to corporate governance.
The Governance Committee must consist of at least three members, each of whom must meet NYSE’s independence standards. The members of the Governance Committee are Messrs. Lacy (Chairperson), Rykhus and Spies, each of whom satisfies the independence standards.
The Governance Committee has a written charter that specifies the scope of its authority and responsibilities, including those listed above. The charter is available on our website at www.greatwesternbank.com within the Investor Relations link. During fiscal year 2021, the Governance Committee met five times consisting of four regular meetings and one special meeting.

138-

Risk Committee Thomas Henning, Chairperson* Frances Grieb* James Israel* * Independent Director
The Risk Committee assists the Board in fulfilling its responsibilities for oversight of our enterprise-wide risk management framework, including reviewing our overall risk appetite, risk management strategy, and policies and practices established by our management to identify and manage risks to the Company. Among other things, the Risk Committee:
•reviews reports on and oversees our enterprise-wide risk management framework, including processes and resources necessary for us to execute our risk program effectively;
•considers the alignment of our risk profile with our strategic plan, goals, objectives and risk appetite;
•reviews reports from management on any significant new business or strategic initiatives;
•consults at least on an annual basis with the Chief Executive Officer, Chief Risk Officer and other executive management as required to review and endorse our overall risk appetite and ensure oversight to our Board;
•considers, where necessary or appropriate, communications from regulatory authorities, including those pertaining to examinations;
•reviews with the Chief Risk Officer and management their assessment of our risk position and profile, matters of note, trends and emerging risks; and
•assists in promoting a risk-based culture and reinforcing achievement of a balance between risk and return.
The Risk Committee must consist of at least three members, a majority of whom must be independent, including the Chairperson. The members of the Risk Committee are Messrs. Henning (Chairperson) and Israel and Ms. Grieb, each of whom satisfies the independence standards. The Board has determined that Messrs. Henning and Israel have the experience in identifying, assessing and managing risk exposures.
The Risk Committee has a written charter that specifies the scope of its authority and responsibilities, including those listed above. The charter is available on our website at www.greatwesternbank.com within the Investor Relations link. During fiscal year 2021, the Risk Committee met seven times consisting of five regular meetings and two special meetings.

Communications with the Board of Directors
You may send communications to the Board or the Board Chairperson by writing to the intended recipient(s) in care of the Corporate Secretary at Great Western Bancorp, Inc., 225 S. Main Ave, Sioux Falls, South Dakota 57104. The Corporate Secretary will forward appropriate communications to the intended recipient(s).
Governance Information
In addition to the committee charters described above, our Executive Officer Stock Ownership Guidelines, Code of Ethics, Whistleblower Policy and Corporate Governance Guidelines are available on our website at www.greatwesternbank.com within the Investor Relations link.
Corporate Governance Guidelines
Our Board has adopted corporate governance guidelines, which are accessible on our website at www.greatwesternbank.com within the Investor Relations link. These guidelines set forth a framework within which our Board, assisted by Board committees, directs the Company’s affairs. These guidelines address among other things, the composition and functions of our Board, director qualifications and independence, management succession and review, Board committees and selection of director nominees including consideration of a candidate's experience, education, viewpoint, gender, race/ethnicity, sexual orientation, age, background, geography, and physical ability, among such other attributes as may be determined by the Governance Committee.
139-

Code of Ethics and Whistleblower Policy
Our Board has adopted a Code of Ethics applicable to our principal executive, financial and accounting officers, a code of ethics applicable to all officers, directors and employees, and a Whistleblower Policy, all of which are available on our website at www.greatwesternbank.com within the Investor Relations link. Employees may submit concerns or complaints regarding illegal or fraudulent activity; questionable accounting, internal controls or auditing matters; conflicts of interest, or dishonest or unethical conduct, disclosures in the Company’s reports filed with the SEC, bank regulatory filings and other public disclosures that are not full, fair, accurate, timely or understandable; violations of our code of ethics; and/or any other violations of laws, rules or regulations, on a confidential or non-confidential basis by means, among others, of a toll-free telephone hotline or the use of an internet-based reporting system. Concerns and complaints are to be reported in accordance with such codes and policies, and where appropriate, they are reported to our General Counsel and/or Audit Committee chairperson for review and any required investigation.
Anti-Hedging and Anti-Pledging Policies for Directors and Executive Officers
Under the Company's Insider Trading Policy, directors and executive officers of the Company are prohibited from engaging in short-term or speculative transactions in Company securities including the Common Stock. Such transactions may include buying and selling options (puts or calls) of Company securities on an exchange or in any other organized market. Certain forms of hedging or monetization transactions with respect to Company securities, such as prepaid variable forward contracts, equity swaps, collars and exchange funds are also prohibited. The Company maintains this policy because hedging transactions, which might be considered short-term bets on the movements of the Common Stock, could create the appearance that the person is trading on inside information. In addition, transactions in options may also focus on the person's attention on short-term performance at the expense of our long-term objectives.
The Company's Insider Trading Policy also prohibits its executive officers and directors from holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan. Securities held in a margin account or as collateral for a loan may be sold without the consent of the executive or the director if the customer fails to meet a margin call or defaults on the loan. The Company maintains this policy because a margin sale or foreclosure sale may occur at a time when the pledger is aware of material non-public information or otherwise is not permitted to trade in Company securities and the margin sale or foreclosure sale of the Company securities during such time could also create the appearance that the person is trading based on insider information. Additional information regarding the Company's anti-hedging and anti-pledging policies is found in the Compensation Discussion & Analysis under "Additional Information Regarding Compensation Policies".
Independent Directors
A director is independent if the Board affirmatively determines that he or she satisfies the independence standards set forth in Section 303A of the NYSE Listed Company Manual, has no material relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and is independent within the meaning of Rule 10A-3 of the Exchange Act. The Board has reviewed the independence of our current non-employee directors and has determined that Ms. Grieb and Messrs. Brannen, Henning, Israel, Lacy, Rykhus and Spies are each an independent director.
Director Age Limitation
Our Corporate Governance Guidelines provide that no person shall be nominated for election to the Board if he or she will attain the age of 75 before such election.
Board Leadership Structure
We believe that our directors should have the highest professional and personal ethics and values. They should have broad experience at the policy-making level in business, government or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on boards of other companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties, but in no event will a director be permitted to serve on more than four other public company boards (excluding the board of an organization by which he or she is employed). Each director must represent the interests of all stockholders.
140-

The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairperson of the Board, as the Board believes it is in the best interests of the Company for the Board to have the flexibility to make that determination from time to time based on the position and direction of the Company and the membership of the Board. The Board is committed to maintaining an independent Board and previously determined that the Company would be best served by separating these roles. At this time, the Board believes that the separation of duties of Chairman and CEO can best provide the necessary leadership and objectivity required. In addition, the separation of these roles allows the Chairperson to focus on board operations, thus eliminating the dual focus on Board and Company operations, as well as increasing the Board’s autonomy, independence and effectiveness.
Management Succession Planning
Management succession planning is a priority of the Company as it allows the Company to provide continuity in leadership. The Company's succession plan is designed to identify and prepare a diversified group of candidates for high-level management positions that become vacant as a result of retirement, resignation, death, disability or the pursuit of new business opportunities. On at least an annual basis, the Compensation Committee assesses the leadership needs of the Company to ensure the selection of qualified leaders who are diverse and possess the necessary skills to serve as a member of the Company's senior staff. The Compensation Committee, in conjunction with the Chief People Officer, is responsible for the Company's succession planning for each member of senior staff, regulatory required position, and other critical roles, identifying potential candidates to fill future vacancies in those positions. When making succession plans, and in order to create a diverse pool of applicants, the Company will strive to promote a diverse pool of candidates for employment, including women and minorities.
Executive Sessions
The independent directors of our Board and Committees meet in executive session following their meetings. In fiscal year 2021, the independent directors of our Board met 15 times in executive session. In addition, each of our Committee Chairpersons presided over the executive sessions of their respective Committees.
Stock Ownership Guidelines
In February 2018, the Company adopted Executive Officer Stock Ownership Guidelines for our Named Executive Officers ("NEOs") as part of our commitment to corporate governance and to strengthen the alignment of interests between our executive officers and stockholders. Under the guidelines, our Chief Executive Officer and other NEOs are expected to accumulate shares of Common Stock to meet the applicable ownership level.
For purposes of the guidelines, "shares" include shares owned by the executive or the executive's immediate family members residing in the same household, including Company shares held in trust for the benefit of the executive or the executive's family, shares held in a Company deferred compensation plan, and shares held indirectly through partnerships, trusts or other entities to the extent the NEO has an economic interest therein, and vested and held shares of the Company stock pursuant to restricted and performance share unit awards.

Title	Guideline
Chief Executive Officer	6 times base salary
Other Named Executive Officers	3 times base salary
Until such time as the NEO meets the applicable threshold, the NEO must hold no less than 75% of the aggregate total of all vested shares of the Company stock granted to the NEO pursuant to long term incentive grants of restrictive share unit awards and/or performance share unit awards, net of any associated tax liabilities.
In addition, the Company encourages our directors to own Common Stock (or Common Stock equivalents) having a value of at least four (4) times the annual cash retainer for service on the Board within five years of becoming a director. Directors are not allowed to engage in hedging strategies using puts, calls or other derivative securities based on the value of Company stock. Directors are not permitted to pledge their stock. It is expected that all directors have or will reach the ownership guidelines within the designated timeframe.
Board Oversight of Risk Management
Our Board believes that effective risk management and control processes are critical to our safety and soundness, our ability to predict and manage the challenges that we face and, ultimately, our long-term corporate success. Our Board, both directly and through its Committees, is responsible for overseeing our risk management processes, with each of the Committees of our Board assuming a different and important role in overseeing the management of the risks we face.
141-

In particular, our Risk Committee oversees our enterprise-wide risk management framework, which establishes our overall risk appetite and risk management strategy and enables our management to understand, manage and report on the risks we face; our Audit Committee is responsible for overseeing risks associated with financial matters (particularly financial reporting, accounting practices and policies, disclosure controls and procedures, and internal control over financial reporting); our Compensation Committee has primary responsibility for risks and exposures associated with our compensation policies, plans and practices, regarding both executive compensation and the compensation structure generally; and our Governance Committee oversees risks associated with the independence of our Board and governance matters. See “Committees of Our Board of Directors” for additional information with respect to our Board committees.
In addition, the members of our Board are also members of the Bank's Board of Directors, and as such are actively involved in the Bank's risk oversight activities and the policy approval function of the Board of Directors of the Bank.
Our senior management and Management Risk Committee ("MRC") are responsible for implementing and reporting to our Board regarding our risk management processes, including by assessing and managing the risks we face, including strategic, operational, legal, compliance, technology, regulatory, investment and execution risks, on a day-to-day basis. Our MRC derives its authority from our Risk Committee and its members include our Chief Risk Officer (“CRO”) (Chairperson), Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), Chief Credit Officer ("CCO"), General Counsel, Treasurer, Senior Vice President Operations, Chief Information Officer and Chief People Officer. Additionally, the Head of Internal Audit attends meetings in a non-member capacity. Our senior management and MRC are also responsible for creating and recommending to our Board and Risk Committee for approval appropriate risk appetite metrics reflecting the aggregate levels and types of risk we are willing to accept in connection with the operation of our business and pursuit of our business objectives.
The role of our Board in our risk oversight is consistent with our leadership structure, with our CEO and the other members of senior management having responsibility for assessing and managing our risk exposure, and our Board and its Committees providing oversight in connection with those efforts. We believe this division of risk management responsibilities presents a consistent, systemic and effective approach for identifying, managing and mitigating risks throughout our operations.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion & Analysis
This Compensation Discussion & Analysis section reviews the compensation program for our four NEOs, consisting of our chief executive officer, chief financial officer, and our two other executive officers serving as of September 30, 2021 and for our former chief operating officer.
Executive Officers
Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption "Item 1. Business—Information about our Executive Officers."
2021 Business Highlights
During 2021, the Company continued to effectively manage the organization through the disruptions brought on by COVID-19 while strengthening its core business lines, improving asset quality and enhancing shareholder return. We undertook several key initiatives during 2021 with the launch of our Small Business Center of Excellence, rollout of the new consumer deposit product lineup and deployment of ATM Managed Services including upgrades and replacement of our ATM fleet. Asset quality improved through a reduction of all problem loan categories and improvement of loan segment concentration. The low interest rate environment combined with excess liquidity continued to put pressure on earnings, while continued government support for the pandemic required ongoing administration of Paycheck Protection Program loans and stimulus receipts. Lastly, we thoughtfully and intentionally reopened branches and safely welcomed customers and employees back into our lobbies.
The Compensation Committee of our Board recognizes that our executive officers have a key role in managing risk, strengthening short and long term positioning, and overseeing growth. In that regard, the Compensation Committee considers among other factors the accomplishments of executive officers in the following context:
•Net Income;
•Return on Tangible Assets;
•Non-Performing Assets / Capital; and
•Individual Performance.
142-

Our Fiscal Year 2021 Executive Compensation Program
Overview
The Compensation Committee has responsibility for developing, implementing and monitoring executive officer compensation programs and policies, as well as reviewing the overall compensation philosophy of the Company and recommending any changes as deemed appropriate. The Compensation Committee sets the compensation for our Chief Executive Officer ("CEO") and makes recommendations to the Board for all other NEOs. In administering the Company's executive compensation program, the Compensation Committee is mindful of our culture and history as well as the strategy of our Company and its business. Our compensation philosophy and programs are designed to attract and retain executive officers capable of overseeing growth while appropriately managing risk.
The Compensation Committee believes the total direct compensation of our NEOs should be weighted toward incentive compensation rather than through fixed components such as base salary and benefits. This philosophy is intended to create and foster a pay-for-performance framework within defined risk parameters that drives stockholder value by aligning stockholder and NEO interests. Our Short-Term Incentive Plan ("STI Plan") and Long-Term Incentive Plan ("LTI Plan") are designed to provide a significant percentage of our NEOs' total compensation which is linked to performance and the interests of our stockholders.
Our Executive Compensation Practices

What We Do	What We Don't Do
We Pay-for-Performance: The majority of executive pay is not guaranteed. Our CEO and NEOs on average have a majority of their target total direct compensation tied to Company performance.	No Hedging or Short Selling: Our NEOs are prohibited from engaging in short selling of our Common Stock or engaging in hedging or offsetting transactions regarding our Common Stock.
We Set Aggressive Goals: Our performance hurdles are designed to require outstanding individual performance along with superior returns in order to receive target payout.	No Pledging: Our NEOs are prohibited from pledging our securities.
We Have a Clawback Policy: In the event of a material negative restatement we can claw back any payments made which were predicated on achieving certain financial results.	No Undue Risk: We discourage excessive risk taking by having a balanced portfolio of short- and long-term incentive performance measures and a cap on final payouts.
We Utilize External Compensation Expertise: The Compensation Committee has retained Willis Towers Watson, an external compensation consultant, to advise on the executive compensation programs and practices.
No Change of Control Payment Absent a Double Trigger: Payments under our employment agreements require two events for vesting - both a change in control and a qualifying termination of employment.
Compensation Philosophy and Objectives
The philosophy underlying our executive compensation program is to promote a pay-for-performance environment and remain competitive with market practices in order to attract and retain key talent, which we believe will support the long-term success of the Company and build value for our stockholders. It is also the Compensation Committee's philosophy to include retirement and health and welfare benefits to all employees on a non-discriminatory basis.
Pay Objectives
The compensation elements included in the pay of our NEOs vary and are reflective of different pay objectives. Base salaries are intended to pay executives competitively relative to their market peers and individual performance. Relevant performance elements that influence base pay include leadership, innovation, strategic contributions, customer service and talent management. Variable compensation (short-term and long-term incentives) is tied to financial measures (such as net income, efficiency ratio, return on tangible assets, return on tangible equity and asset quality), achievement of specific business objectives, retention of the executive, and increased stockholder value.
The Compensation Committee believes the executive compensation program should be designed to accomplish the following goals:
•Encourage the achievement of corporate financial objectives that create value for our stockholders;
•Align the interests of our executives with our stockholders;
•Support the Company’s risk appetite and risk tolerance; and
•Serve as a retention incentive for our executives.
Stock Ownership Guidelines
We have Stock Ownership Guidelines that generally require our directors, the CEO, and any executive officer that has been a NEO during any of the prior three years to beneficially own a minimum number of shares of our common stock. The Stock Ownership Guidelines do not apply after a retirement or resignation from the Company. For more information, see the section above entitled "Stock Ownership Guidelines."
143-

Pay Mix
Reinforcing pay-for-performance through variable compensation is an important underpinning of our compensation framework. For fiscal year 2021, our CEO and the other NEOs average variable compensation was 77% and 55%, respectively. As seen in the charts below, a majority of the compensation for our CEO and other NEOs for fiscal year 2021 was performance based.
Program Design
The Compensation Committee first engaged Willis Towers Watson ("WTW") as a compensation consultant in June 2014. WTW has provided the Compensation Committee with assessments of competitive market and best practices relating to executive compensation practices, including competitive benchmarks, research on regulatory and industry trends, and program design.
WTW was engaged in 2021 for an assessment of our executive compensation and provided relevant market data, current updates regarding trends in executive compensation, and advice on program design. WTW provided the Compensation Committee with background information regarding the Company's compensation structure as compared to market practices. The consultant provided the Compensation Committee with analysis with respect to each of the NEOs positions, including a comparison of actual total compensation, total direct compensation, target total direct compensation as well as each component of compensation on a comparative basis with the Company's peer group and market data where available. When making compensation decisions, the Compensation Committee reviews the compensation paid to our CEO and other NEOs relative to the compensation paid to similarly-situated executives, to the extent available, at our peer companies based on publicly available information reported in our peers' proxy statements and market data received from WTW.
WTW attends committee meetings and executive sessions at the request of the Compensation Committee. All services provided were at the request of the Compensation Committee and were related to executive compensation. The Compensation Committee considered the independence of WTW in light of Securities and Exchange Commission rules and New York Stock Exchange listing standards and concluded that the work performed by WTW did not raise any conflict of interest.
In addition, in setting compensation for 2021 for our NEOs, our Board and Compensation Committee considered our stockholders overwhelming approval of executive compensation on an advisory (non-binding) basis at our 2020 Annual Meeting. The stockholders approved the proposal with more than 98% of the vote cast in favor.
Peer Group Analysis
The Compensation Committee generally retains an independent compensation consultant to review executive compensation every two to three years. During fiscal year 2021, the Compensation Committee reviewed the peer group to ensure that it continues to serve as an appropriate comparison for our compensation program. In identifying and constructing a competitive peer group, the Compensation Committee and WTW took into consideration which companies compete with the Company for customers, executive talent and investors, as well as the size of the peer companies. These factors were considered as the Compensation Committee sought to approximate the median of the peer group, and the structure of the Company as it competes in the marketplace. The review resulted in a peer group comprised of 20 companies noted below with assets between $8 billion and $20 billion as of their respective fiscal year-ends.

Banner Corporation	FB Financial Corporation	Renasant Corporation
Berkshire Hills Bancorp, Inc.	First BanCorp.	S&T Bancorp, Inc.
Columbia Banking System Inc.	First Busey Corporation	ServisFirst Bancshares, Inc.
Community Bank System, Inc.	First Commonwealth Financial Corporation	TriState Capital Holdings, Inc.
Customers Bancorp, Inc.	Glacier Bancorp, Inc.	Trustmark Corporation
CVB Financial Corp.	Heartland Financial USA, Inc.	United Community Banks, Inc.
Enterprise Financial Services Corp.	NBT Bancorp Inc.
144-

Elements of Compensation
This section provides information and perspective regarding our 2021 executive compensation program and decisions for our executive officers generally, and more specifically, for our NEOs identified below:

Name	Title
Mark Borrecco	President and Chief Executive Officer ("CEO") of the Company and Great Western Bank
Peter Chapman	Executive Vice President and Chief Financial Officer ("CFO") of the Company and Great Western Bank
Karlyn Knieriem	Executive Vice President and Chief Risk Officer ("CRO") of the Company and Great Western Bank
Steve Yose	Executive Vice President and Chief Credit Officer ("CCO") of the Company and Great Western Bank
Doug Bass (1)	Former Executive Vice President and Chief Operating Officer ("COO") of the Company and Great Western Bank
(1)    Mr. Bass served as Executive Vice President and COO of the Company and the Bank from August 2019 through his retirement on December 31, 2020.
The principal elements of our executive compensation program are:
•Base Salary;
•STI Plan providing an annual bonus with both a cash and restricted stock component;
•LTI Plan granting stock awards consisting of Performance Share Units ("PSU") and Restricted Share Units ("RSU"); and
•Perquisites and other personal benefits.
When setting the total compensation opportunity for our NEOs, the Compensation Committee uses data available from various sources, including peer group information, publicly available data and advice from WTW. The Compensation Committee also considers other relevant factors, such as Company and individual performance, internal equity and our compensation philosophy.
Base Salary
The Company provides NEOs with base salary to compensate them for services rendered during the fiscal year and to reflect each NEO's position, specific skills, tenure, experience, responsibility and performance. Annual base salary adjustments for our CEO for any given fiscal year are determined by the Compensation Committee, and for our other NEOs by the Board, upon the recommendation of the Compensation Committee. Increases or decreases in base salary on a given year-over-year basis are dependent on the Compensation Committee's assessment of the Company's and individual's performance. As part of the process, the Compensation Committee solicits the recommendation of Mr. Borrecco with respect to the other NEOs. The Compensation Committee also considers peer group data provided by WTW in evaluating recommendations.
In fiscal year 2021, the Compensation Committee made no changes relative to base salary.

Executive	September 30, 2021	September 30, 2020
Mark Borrecco	$700,000	$700,000
Peter Chapman	425,000	425,000
Karlyn Knieriem	315,000	315,000
Steve Yose	375,000	375,000
Doug Bass (1)	400,000	400,000
(1)    Mr. Bass served as Executive Vice President and COO of the Company and the Bank from August 2019 through his retirement on December 31, 2020, and was paid pursuant to the terms of the Retirement and Separation Agreement (the "Retirement Agreement").
Annual Cash Incentive Compensation
For fiscal year 2021, our NEOs participated in the STI Plan that provides an opportunity for the payment of annual bonus based on business and individual performance during the year. Each NEO's target short-term incentive, ("STI"), was established prior to the beginning of fiscal year 2021, and the actual STI earned reflects both individual and business performance during the fiscal year.
145-

Determination of Earned STI Award
Under our STI Plan, specific objectives are established for the fiscal year. For the 2021 fiscal year, the metrics for Messrs. Borrecco and Chapman were net income (weighted at 40%), Return on Tangible Assets ("ROTA") (weighted at 20%), Non-Performing Assets ("NPA")/Capital (weighted at 30%) and individual performance against certain prescribed individual performance objectives (weighted at 10%). For Mr. Yose and Ms. Knieriem the metrics were net income (weighted at 25%), Return on Tangible Assets ("ROTA") (weighted at 25%), Non-Performing Assets ("NPA")/Capital (weighted at 40%) and individual performance against certain prescribed individual performance objectives (weighted at 10%). These metrics were chosen to measure performance and payouts under the STI Plan as they bear a direct relationship to our business plan and are a direct measurement of our underlying profitability. Each metric has a payout opportunity of 50% to 200% based upon the percentage of achievement of established goals. In the event an established threshold performance level set for a metric is not met, there is a 0% payout on such metric. The "STI Multiplier" is determined by aggregating the product of each metric payout opportunity achieved by the applicable weighting. The Compensation Committee determined a STI multiplier of 159% for Messrs. Borrecco, Chapman and Yose and a 149% STI multiplier for Ms. Knieriem. Mr. Bass was not eligible for STI in respect to fiscal year 2021 pursuant to the terms of his Retirement Agreement. Our incentive program also includes a compliance gateway component which during fiscal year 2021 did not result in any reductions.
Mandatory Deferral of Earned STI Award
Under the STI Plan, a portion of our NEO's earned STI awards may be subject to mandatory deferral into RSUs to instill an appropriate focus on business performance beyond the current year, allow for alignment with risk outcomes, support achievement of targets, and encourage an appropriate level of stockholding by senior executives. For fiscal year 2021, as a result of the planned merger with First Interstate BancSystem, Inc., the Compensation Committee determined that none of the STI payments would be subject to deferral.
Performance Results and Payouts
Company Performance Component: The Company-level objective for fiscal year 2021 was to achieve consolidated net income of $102.5 million, return on tangible assets of 0.85% and NPA/Capital ratio of 40.0%. The Company's consolidated net income for fiscal year 2021 was $203.3 million, return on tangible assets was 1.59% and NPA/Capital was 40.28%.
Individual Performance Component: The Compensation Committee determined each of the NEO's achievement at certain prescribed levels of their individual performance objectives by assigning a rating (0-4).
In determining the actual annual bonus for each NEO associated with the achievement of Company-level and individual performance objectives, except for Mr. Bass, the Compensation Committee utilized the following metrics and outcomes in determining the actual payment:
For Messrs. Borrecco and Chapman

		FY21 Goal Range Payout Opportunity (dollars in thousands)			FY21 Results (dollars in thousands)
2021 STI Metrics	Category Weighting	Threshold	Target	Maximum	Actual Results	% of Target	Payout Opportunity Achieved	STI Multiplier
Net income	40%	$82,000	$102,500	$123,000	$203,300	198%	200%	159%
Return on Tangible Assets	20%	0.77%	0.85%	0.94%	1.59%	187%	200%
NPA/Capital	30%	45.00%	40.00%	30.00%	40.28%	99%	97%
Individual performance	10%	2	3	4	3.0	100%	100%
For Ms. Knieriem

		FY21 Goal Range Payout Opportunity (dollars in thousands)			FY21 Results (dollars in thousands)
2021 STI Metrics	Category Weighting	Threshold	Target	Maximum	Actual Results	% of Target	Payout Opportunity Achieved	STI Multiplier
Net income	25%	$82,000	$102,500	$123,000	$203,300	198%	200%	149%
Return on Tangible Assets	25%	0.77%	0.85%	0.94%	1.59%	187%	200%
NPA/Capital	40%	45.00%	40.00%	30.00%	40.28%	99%	97%
Individual performance	10%	2	3	4	3.0	100%	100%
146-

For Mr. Yose

		FY21 Goal Range Payout Opportunity (dollars in thousands)			FY21 Results (dollars in thousands)
2021 STI Metrics	Category Weighting	Threshold	Target	Maximum	Actual Results	% of Target	Payout Opportunity Achieved	STI Multiplier
Net income	25%	$82,000	$102,500	$123,000	$203,300	198%	200%	159%
Return on Tangible Assets	25%	0.77%	0.85%	0.94%	1.59%	187%	200%
NPA/Capital	40%	45.00%	40.00%	30.00%	40.28%	99%	97%
Individual performance	10%	2	3	4	4.0	133%	200%
STI Payout: The Compensation Committee retains the discretion to determine the amount of any STI awarded to our CEO and recommend to the Board the amount of any STI awarded to the other NEOs, under the STI Plan. The final determination and recommendation of the Compensation Committee could result in no STI being paid. Based on this analysis, the Compensation Committee exercised its final discretion, and approved the STI award for our CEO and made the recommendation to the Board for the other NEOs. The following table sets forth the total eligible STI amounts at target and STI actually paid to each of our NEOs under the STI Plan for fiscal year 2021.

Name	Base Salary	STI Target Percentage	STI Target Amount	STI Multiplier	Earned STI
Mark Borrecco	$700,000	85%	$595,000	1.59	$946,050
Peter Chapman	425,000	60%	255,000	1.59	405,450
Karlyn Knieriem	315,000	45%	141,750	1.49	211,208
Steve Yose	375,000	50%	187,500	1.59	298,125
Doug Bass (1)	400,000	N/A	N/A	N/A	N/A
(1)Mr. Bass was not eligible for a STI payment in respect of fiscal year 2021 pursuant to the terms of the Retirement Agreement.
Long-Term Incentive Compensation
The Compensation Committee believes that a substantial portion of each NEOs compensation should be in the form of long-term incentive compensation in order to further align the interests of our NEOs and stockholders. The framework is designed to:
•provide a competitive compensation opportunity;
•align the interests of management with the interests of stockholders;
•foster retention;
•allow the Company to compete effectively for talent;
•support the Company's long-term strategy and growth objectives;
•align management's long-term compensation with achievement of business goals;
•link pay and performance;
•create a long-term focus based on sustainable results; and
•create stock ownership.
Long-term incentive compensation opportunities are provided to the NEOs through the award of annual grants under the LTI Plan.
Award Mix
The Compensation Committee administers the LTI Plan and determines the mix of awards included in the annual grant. Historically the Compensation Committee has determined that the award vehicle mix should be comprised of the following:

Award Vehicle	% of Award
Restricted Share Units	50%
Performance Share Units	50%
147-

RSUs and PSUs are designed to align management's long-term compensation with achievement of business goals, as well as link pay and performance. RSU awards vest annually in equal amounts over a three-year period and are contingent on continued employment during the vesting period, except as otherwise described under the heading "Potential Payments Upon Termination or Change in Control" set forth below. PSU awards are contingent upon the achievement of pre-established long-term goals set in advance by the Compensation Committee over a three-year period with overlapping performance cycles. For PSUs issued in fiscal year 2021, the Compensation Committee determined adjusted efficiency ratio (50% weighting) and return on tangible equity (50% weighting) were appropriate performance metrics as they bear a direct relationship to our business plan. Each metric has the ability to earn up to 150% based on the Company's achievement of established goals. In the event an established threshold performance level for a metric is not met, there is 0% earned for such metric. The percentage of PSUs earned at the end of the three-year performance period is measured separately for each performance metric and weighted accordingly. Additional details related to the LTI Plan awards are included in the "2021 Summary Compensation Table" set forth below.
Perquisites and Other Benefits
Our NEOs receive various perquisites provided by or paid for by us that we believe are reasonable, competitive and consistent with the Company's overall compensation philosophy. In fiscal year 2021, these perquisites included: vehicle expenses, relocation expenses, service anniversary gift cards, dividend equivalent cash payments and club dues. Our NEOs were also eligible for a 401(k) employer match, profit sharing contribution and life insurance on the same terms as all other employees of the Company. Our former COO received a lump sum PTO payment pursuant to the terms of the Retirement Agreement. Attributed costs of the personal benefits described above for all NEOs for the fiscal year ended September 30, 2021 are included in the "All Other Compensation" column of the "2021 Summary Compensation Table" set forth below.
Post-Termination Compensation
We have entered into employment agreements with each of our NEOs that provide for post-termination compensation. These agreements provide for payments and other benefits if the NEO's employment terminates for a qualifying event or circumstance. Additionally, the employment agreements provide for the payment of enhanced severance benefits if the NEO's employment is terminated within 24 months following a "change in control" (as defined in the agreements). Additional information regarding the employment agreements, along with change in control provisions, including a definition of key terms and a quantification of benefits that would have been received by our NEOs had termination occurred on September 30, 2021, is contained under the heading "Potential Payments Upon Termination or Change in Control" set forth below.
The Compensation Committee believes these employment arrangements are an important part of overall compensation for our NEOs and will help to secure the continued employment and dedication of our NEOs, prior to or following a change in control, notwithstanding any concern that they might have at such time regarding their own continued employment. These agreements also contain restrictive covenants, including non-compete and non-solicitation provisions, which protect the Company's interests in its client and employee relationships. The Compensation Committee also believes that these agreements are important as a recruitment and retention device, as nearly all of the companies with which we compete for executive talent have similar agreements in place for their senior employees.
Additional Information Regarding Compensation Policies
We have additional compensation policies that support our practices. These policies serve to further illustrate and provide context around our approaches to compensation.
Clawback Policy. Our clawback policy provides that the Company may recover any cash payment or equity awards made to a then current executive officer, or an individual who became a former executive officer following the adoption of such policy, if the payment or award was predicated upon achieving certain financial results that were subsequently the subject of a material negative restatement caused by the intentional misconduct of the executive officer. In such event, the Company may recover the amount by which any annual or long-term payments or awards made or granted exceeded what would have been awarded or granted based on restated financial statements. In addition, the Company may recover any profits realized on the sales of securities received by such executive officer pursuant to such awards.
In addition, the clawback provision of the Sarbanes-Oxley Act of 2002 also applies to our NEOs. This provision provides that if the Company is required to restate its financial statements as a result of misconduct, the NEOs are required to reimburse the Company for bonuses or other incentive-based or equity-based compensation and profits realized during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement.
148-

Impact of Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended, (the "Code"), imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the certain "covered employees." The "covered employees" generally consist of a company's Chief Executive Officer, Chief Financial Officer and the three most highly compensated NEOs (other than the Chief Executive Officer and the Chief Financial Officer). Once an individual becomes a covered employee that status remains for all future payments of compensation to the individual, even in retirement. This limitation does not apply to certain grandfathered "qualifying performance-based" compensation paid under a written, binding plan that was in effect on November 2, 2017 and that has not been materially modified on or after that date. Although the Compensation Committee considers the deductibility of executive compensation, the Compensation Committee also recognizes the need to retain flexibility to make compensation decisions that may not meet the standards of Section 162(m) when necessary to enable the Company to continue to attract, retain and motivate highly-qualified executives. The Compensation Committee therefore reserves the authority to approve potentially non-deductible compensation as it deems appropriate.
Prohibition on Hedging and Short Selling. The Company's executive officers and directors are prohibited from engaging in short selling of the Common Stock or engaging in hedging or offsetting transactions regarding the Common Stock. Additional information can be found under the heading "Anti-Hedging and Anti-Pledging Policies for Directors and Executive Officers" set forth above.
Prohibition on Pledging Stock. The Company's executive officers and directors are prohibited from pledging any of the Company's securities. Additional information can be found under the heading "Anti-Hedging and Anti-Pledging Policies for Directors and Executive Officers" set forth above.
Role of Management. The Compensation Committee made all fiscal year 2021 compensation decisions for our CEO and recommended to the Board all compensation decisions for all other NEOs. Mr. Borrecco annually reviews with the Compensation Committee the performance of each of the NEOs, except for himself, whose performance is reviewed by the Compensation Committee. The conclusions reached and the compensation recommendations based on these reviews, including with respect to salary adjustments and incentive award amounts, were presented to the Compensation Committee.
Committee Process. During fiscal year 2021, the Compensation Committee reviewed both the Company's compensation philosophy and the actual compensation being paid by the Company. The Compensation Committee met, including in executive sessions without any members of management present, to discuss, evaluate and set/recommend NEO compensation. In setting the CEO's compensation and making recommendations for compensation for each of the other NEOs, the Compensation Committee focused on the total compensation received by each NEO, as well as the allocation of each element of compensation in relation to those provided by the peer companies identified above. The Compensation Committee acted pursuant to its Board-approved written charter.
Compensation Consultant. The Compensation Committee has the sole authority to retain and dismiss its own outside compensation consultants and any other advisors it deems necessary. The role of a compensation consultant is to assist the Compensation Committee in analyzing executive compensation packages and to provide the Compensation Committee with information regarding market compensation levels, general compensation trends and best practices. The consultant also provides advice regarding the competitiveness of specific pay decisions and actions for the NEOs, as well as the appropriateness of the design of the Company's executive compensation programs. In fiscal year 2021, the Compensation Committee utilized an outside compensation consultant from WTW to advise on executive compensation related matters. Additional information can be found above under the heading "Our Fiscal Year 2021 Executive Compensation Program - Program Design."
Employment Arrangements
Agreements with Current Executive Officers. We entered into employment agreements with Mr. Chapman on December 15, 2017, which became effective January 1, 2018, with Ms. Knieriem on May 1, 2018, with Mr. Borrecco on February 6, 2020 and Mr. Yose on April 22, 2020. The term of each employment agreement is for an unspecified duration and constitutes “at will” employment. During the term, the executives will continue to serve in their current positions as President and CEO for Mr. Borrecco; Executive Vice President and CFO for Mr. Chapman; Executive Vice President and CRO for Ms. Knieriem; and Executive Vice President and CCO for Mr. Yose.
Upon a termination of any of the NEO’s employment by the Company without “cause” or by such NEO for “good reason”, subject to a general release of claims in favor of the Company, the NEO will be entitled to: (i) a prorated annual incentive bonus under the STI Plan for the year of termination based on actual performance; (ii) a severance payment equal to one times the sum of (A) the NEO’s then-current annual base salary and (B) the NEO’s then-current target annual incentive bonus, paid in 26 equal installments, respectively, in accordance with the Company’s normal payroll practices; (iii) either (A) continued benefits under the Company’s group healthcare, vision and dental plans through the second anniversary of termination of employment for Messrs. Borrecco and Yose, and through the first anniversary for Mr. Chapman and Ms. Knieriem, or (B) a lump-sum payment (grossed up for applicable taxes) equal to 12 times the monthly Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") cost of continued health and medical coverage and (iv) continued vesting of any outstanding equity compensation awards under the LTI Plan as if the executive had remained employed through the applicable vesting dates.
149-

In the event that any of the NEO’s employment is terminated by the Company without “cause” or by the executive for “good reason” within two years following a “change in control”, subject to a general release of claims in favor of the Company, the NEO will be entitled to the payments and benefits described above, except that (i) the severance payment will be paid in a lump sum and be equal to two times the sum of (A) the NEO’s then-current annual base salary and (B) the NEO’s then-current target annual incentive bonus, and (ii) in lieu of the benefits described in clause (iii) of the prior paragraph, all executives will receive a lump-sum healthcare payment (grossed up for applicable taxes) equal to 12 times the monthly COBRA cost for Messrs. Borrecco and Yose and 24 times the monthly COBRA cost for Mr. Chapman and Ms. Knieriem. In addition, the employment agreements provide that, notwithstanding anything to the contrary, the Company will not be required to provide any payment or benefit that would qualify as a prohibited golden parachute payment within the meaning of Section 18(k) of the Federal Deposit Insurance Act ("FDIA").
“Cause” generally means the NEO’s: (i) conviction of, or plea of guilty or no contest to, any felony or any crime involving fraud, dishonesty or moral turpitude; (ii) engagement in gross misconduct that causes material financial or reputation harm to the Company; (iii) repeated failure to substantially perform his or her duties and responsibilities to the Company; (iv) material violation of any contract or agreement between the executive and the Company or any written Company policy or (v) disqualification or bar by any governmental or self-regulatory authority from serving in the capacity required by the executive’s job description, or loss of any governmental or self-regulatory license that is reasonably necessary for the executive to perform his or her duties or responsibilities.
“Good reason” generally means, in the absence of the NEO’s written consent: (i) any material and adverse change in the executive’s position or authority with the Company; (ii) the transfer of the NEO’s primary work site to a new location that is more than 50 miles from that in effect immediately prior to such transfer; (iii) a diminution of the NEO’s base salary by more than 10%, unless such diminution applies to all other senior executives or (iv) a material breach of the employment agreement by the Company or our Bank.
“Change in control” generally means the occurrence of any of the following events: (i) during any period of less than 36 months, individuals who constitute the Board as of the beginning of the period (which we refer to as the incumbent directors) cease to constitute at least a majority of the Board; (ii) any person is or becomes a beneficial owner, directly or indirectly, of 30% or more of the combined voting power of the Company’s then-outstanding securities eligible to vote for the election of the Board; (iii) the consummation of a merger, consolidation, statutory share exchange or similar form of corporate transaction involving the Company that requires the approval of the Company’s stockholders; (iv) the consummation of a sale of all or substantially all of the Company’s assets or (v) the Company’s stockholders approve a plan of complete liquidation or dissolution of the Company.
Each employment agreement also contains confidentiality and non-disparagement provisions, which apply indefinitely, and non-competition as well as client and employee non-solicitation provisions that apply during the term of the employment agreement and for one year following a termination of employment for any reason. The Committee believes that these employment arrangements are an important part of overall compensation for our NEOs and will help to secure the continued employment and dedication of our NEOs, prior to or following a change in control, notwithstanding any concern that they might have at such time regarding their own continued employment. The Committee also believes that these agreements are important as a recruitment and retention device, as nearly all of the companies with which we compete for executive talent have similar agreements in place for their senior employees.
Agreements with Former Chief Operating Officer. We previously entered into an employment agreement with Mr. Bass on December 15, 2017 which became effective January 1, 2018. The employment agreement for Mr. Bass was amended and restated on August 5, 2019 and replaced his prior agreement. The terms of the employment agreement was for an unspecified duration and constituted "at will" employment and was substantially similar to the employment agreement for Mr. Chapman described above.
On October 20, 2020 the Company entered into a Retirement Agreement with Mr. Bass. Under the terms of the Retirement Agreement, Mr. Bass was to receive payment equal to twelve months of his current base salary paid in 26 bi-weekly installments starting after the Retirement Date. Mr. Bass was also eligible to participate in the Company's health insurance plan, receive a Long Term Incentive ("LTI") award equal to $100,000 in GWB stock to be granted consistent with the terms and conditions of the LTI awards to be granted to the other Executive Officers of the Company in November of 2020, and all previously granted Short Term Incentive and LTI shall vest in accordance with the terms of the applicable award. As part of the Retirement Agreement, Mr. Bass and the Company executed a mutual release of all claims related to Mr. Bass’ employment. For full details regarding the Retirement Agreement, please refer to the Company’s 8-K filed on October 21, 2020 with the SEC.
Potential Payments upon Termination or Change in Control
Other than the employment agreements including change in control provisions described above, we do not currently have any agreements, plans or other arrangements that provide for payments to any of our NEOs upon termination or a change in control.
150-

Savings Plans
We maintain the Great Western 401(k) Profit Sharing Plan and Trust, (the "401(k) Plan"), which is a tax-qualified defined contribution savings plan, for the benefit of all eligible employees of the Company (including the NEOs). Employee contributions, including after-tax contributions, are permitted by means of pay reduction. The 401(k) Plan also provides for discretionary employer matching contributions. During fiscal year 2021, the Company matched 100% of employee contributions up to 2.5% of a participant’s salary, cash portion of their short term incentive, commissions and other cash earnings ("Plan Compensation"), and made a discretionary contribution of 4.25%, approximately $3.7 million, allocated proportionately to eligible participants based on their 2021 Plan Compensation. All employee contributions and earnings on employee contributions are at all times fully vested. Beginning with the second year of service, employer matching contributions and employer discretionary contributions are vested at a rate of 25% per year of service and are completely vested after five years of service.
Pension Benefits; Nonqualified Deferred Compensation
We do not currently offer any defined benefit pension plans or any nonqualified deferred compensation plans to our NEOs.

151-

Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is or has been an officer or employee of the Company, and none has any relationships with the Company of the type that is required to be disclosed under SEC rules. None of the Company's executive officers serves or has served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of the Company's directors or on the Compensation Committee.

152-

2021 Summary Compensation Table
The following table summarizes compensation awarded to, earned by or paid to our NEOs for fiscal years 2021, 2020 and 2019, except for Mr. Borrecco, who was appointed President and Chief Executive Officer on March 9, 2020 and Mr. Yose, who was appointed Executive Vice President and Chief Credit Officer on May 11, 2020; as such, information is only provided for fiscal year 2021 and 2020 for Messrs. Borrecco and Yose. The section of this document entitled "Compensation Discussion & Analysis" describes in greater detail the information reported in this table and the objectives and factors considered in setting NEO compensation.

Name and Principal Position	Year	Salary ($)	Stock Awards (6) (7) ($)	Non-Equity Plan Compensation (5) ($)	All Other Compensation (8) ($)	Total ($)
Mark Borrecco (1) (2)	2021	$700,000	$1,300,000	$946,050	$24,092	$2,970,142
President and Chief Executive Officer	2020	376,923	700,000	—	11,007	1,087,930
Peter Chapman	2021	425,000	310,000	405,450	31,338	1,171,788
Executive Vice President and Chief Financial Officer	2020	418,269	810,000	57,375	62,143	1,347,787
	2019	400,000	369,934	120,000	40,909	930,843
Karlyn Knieriem	2021	315,000	160,000	211,208	21,164	707,372
Executive Vice President and Chief Risk Officer	2020	298,846	160,000	31,894	23,107	513,847
	2019	255,000	102,000	57,375	22,190	436,565
Steve Yose (1) (4)	2021	375,000	258,700	298,125	8,514	940,339
Executive Vice President and Chief Credit Officer	2020	137,019	306,000	—	59,785	502,804
Doug Bass (3)	2021	400,000	100,000	—	51,165	551,165
Former Executive Vice President and Chief Operating Officer	2020	400,000	250,000	36,000	57,362	743,362
	2019	516,827	491,433	104,325	41,156	1,153,741
(1)    We entered into employment agreements with Mr. Borrecco on February 6, 2020 and with Mr. Yose on April 20, 2020.
(2)    Mr. Borrecco was appointed President and CEO of the Company and the Bank effective March 9, 2020; as such Mr. Borrecco's 2020 salary represents the amount actually earned and paid for the fiscal year.
(3)    Mr. Bass retired from the Company and the Bank effective December 31, 2020.
(4)    Mr. Yose was appointed Executive Vice President and CCO of the Company and the Bank effective May 11, 2020; as such Mr. Yose's 2020 salary represents the amount actually earned and paid for the fiscal year.
(5)    The amounts in this column represent each NEO's annual incentive payment earned, including amounts deferred in RSUs, under the STI Plan for fiscal years 2020 and 2019. The annual incentive for fiscal year 2021 under the STI Plan did not have any amount deferred. See “Annual Cash Incentive Compensation” for further details.
(6)    The value reflects the aggregate grant date fair value of the stock awards under FASB ASC Topic 718. The value is based on the closing price of the Common Stock on the grant date. During fiscal year 2019, Messrs. Chapman and Bass and Ms. Knieriem received awards in which the closing price on the grant date was $37.32 per share. During fiscal year 2020, Messrs. Chapman and Bass and Ms. Knieriem received awards with a grant date fair value of $34.37 per share. Additionally in fiscal year 2020, Messrs. Borrecco, Chapman and Yose each received awards with a grant date fair value of $21.70, $30.31 and $13.66 per share, respectively. During fiscal year 2021, each NEO received awards with a grant date fair value of $17.26 per share. Additionally in fiscal year 2021, Mr. Borrecco received an award with a grant date value of $26.29 per share.
153-

(7)    For each of the NEOs, the amounts include a long-term equity incentive award split under the LTI Plan 50/50 between (i) RSUs with 33-1/3% of units scheduled to vest each year over three years, with the exception of Messrs. Borrecco and Yose whose fiscal year 2020 awards of restricted units will vest in two equal annual installments on the first two anniversaries of the grant date and (ii) PSUs with a three-year vesting period based on the Company's achievement of performance metrics including for fiscal year 2021, adjusted efficiency ratio (50% weighting) and return on tangible equity (50% weighting) and for fiscal years 2020 and 2019, return on tangible assets (40% weighting), adjusted efficiency ratio (30% weighting) and return on tangible equity (30% weighting) and assuming the award vests at the target level of performance for the fiscal years 2021, 2020 and 2019, respectively; Mr. Borrecco - $900,000, $700,000 and $0; Mr. Chapman - $310,000, $310,000 and $310,000; Mr. Bass - $100,000, $250,000 and $455,000; Ms. Knieriem - $160,000, $160,000, $102,000; and Mr. Yose - $187,500, $306,000 and $0.
Amounts for fiscal year 2021 include for Mr. Borrecco, a retention award granted on February 10, 2021 valued at $400,000 and for Mr. Yose a restricted share award granted November 27, 2020 valued at $71,200.
Amounts for fiscal year 2020 include for Mr. Chapman, a retention award granted February 10, 2020 valued at $500,000.
Amounts include for fiscal year 2019 a grant adjustment for the additional shares issued under the 2016 LTI performance share award that had a vesting measurement of 147.0% of target as a result of the Company's achievement of performance metrics relative to the award over its three year performance period; Mr. Chapman - $59,934 and Mr. Bass - $36,433.
(8)    Set forth below is a detailed summary of the amounts included under the "All Other Compensation" column for fiscal year 2021:

	All Other Compensation for Fiscal Year 2021 A
Name	Vehicle Expenses ($)	Club Dues ($)	Life Insurance Premiums ($)	Profit Sharing Contribution ($)	401(k) Plan Matching Contribution ($)	Dividend Equivalent Cash Payment ($)	Relocation Expenses ($)	Service Anniversary Gift CardsB ($)	PTO PayoutC ($)	Total ($)
Mark Borrecco	$1,946	$—	$216	$—	$11,962	$1,452	$8,450	$66	$—	$24,092
Peter Chapman	—	—	216	12,113	7,250	11,759	—	—	—	31,338
Karlyn Knieriem	—	—	216	12,113	6,875	1,960	—	—	—	21,164
Steve Yose	—	—	216	—	7,212	1,008	—	78	—	8,514
Doug Bass	628	1,284	63	12,113	827	9,327	—	—	26,923	51,165
A All amounts reported are based upon the Company's direct costs in providing the listed perquisites.
B For Messrs. Borrecco and Yose, includes a service anniversary gift card which was grossed up for tax purposes.
C The amount of accrued and unused PTO paid to Mr. Bass pursuant to his Retirement Agreement.
154-

2021 Grants of Plan-Based Awards Table
The following table provides information with regard to the stock awards granted during fiscal year 2021 (and reported as "Stock Awards" in the 2021 Summary Compensation Table) and the annual cash incentive award opportunity for fiscal year 2021 (and reported as "Non-Equity Plan Compensation" in the 2021 Summary Compensation Table) for our NEOs under our plans.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock Awards (3) ($)

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mark Borrecco		$297,500	$595,000	$1,190,000
	11/27/2020				13,036	26,072	39,108			$450,000
	11/27/2020							26,072	(4)	450,000
	2/10/2021							15,215	(6)	400,000
Peter Chapman		127,500	255,000	510,000
	11/27/2020				4,490	8,980	13,470			155,000
	11/27/2020							8,980	(4)	155,000
	11/27/2020							831	(5)	14,343
Karlyn Knieriem		70,875	141,750	283,500
	11/27/2020				2,318	4,635	6,953			80,000
	11/27/2020							4,635	(4)	80,000
	11/27/2020							462	(5)	7,974
Steve Yose		93,750	187,500	375,000
	11/27/2020				2,716	5,432	8,148			93,750
	11/27/2020							5,432	(4)	93,750
	11/27/2020							4,124	(7)	71,200
Doug Bass		N/A	N/A	N/A
	11/27/2020				1,449	2,897	4,346			50,000
	11/27/2020							2,897	(4)	50,000
	11/27/2020							521	(5)	8,992
(1)    Amounts reflect the range of possible payouts under our STI Plan based on a combination of business and individual performance metrics which can earn results from 50% to 200% of targeted bonus. In the event the established threshold performance level set for a metric is not met, there would be a 0% payment on such metric. For additional information, see "Compensation Discussion & Analysis - Annual Cash Incentive Compensation - Determination of Earned STI Award".
(2)    Awards represent the range of estimated possible payouts of PSUs issued to our NEOs as one-half of their LTI Plan award, which vesting can range from 50% to 150% if threshold achieved. For additional information, see "Compensation Discussion & Analysis - Long-Term Incentive Compensation" and "Summary Compensation Table".
(3)    The values reflect the aggregate grant date fair value under FASB ASC Topic 718 and is based on the closing price of the Common Stock on the grant date of $17.26 per share for November 27, 2020 and $26.29 for February 10, 2021. PSUs are reported assuming vesting of the award at the target level.
(4)    Awards represent the RSUs issued as one-half of the NEO's LTI Plan award. The RSUs vest equally over a three-year period with 33-1/3% vesting each year. For additional information, see "Compensation Discussion & Analysis - Long-Term Incentive Compensation".
(5)    Awards granted represent deferral of RSUs issued under our STI Plan to our NEOs on November 27, 2020.
(6)    On February 10, 2021, Mr. Borrecco was awarded RSUs which vest equally over a four-year period with 25% vesting each year.
(7)    On November 27, 2020, Mr. Yose was awarded RSUs which vest on the one year anniversary of the grant date.
155-

2021 Outstanding Equity Awards at Fiscal Year-End Table
The following table provides information about the outstanding Company equity awards granted to each of our NEOs under the Omnibus Incentive Compensation Plan as of September 30, 2021.

Name	Number of Restricted Share Units of Stock That Have Not Vested (#)		Market Value of Restricted Share Units of Stock That Have Not Vested (1) ($)	Number of Performance Share Units of Stock That Have Not Vested (#)		Market Value of Performance Share Units That Have Not Vested (1) ($)
Mark Borrecco	8,065	(4)	$264,048	7,258	(4)	$237,627
	26,072	(5)	853,597	34,415	(5)	1,126,747
	15,215	(6)	498,139
Peter Chapman	831	(2)	27,207	2,035	(3)	66,626
	1,385	(3)	45,345	2,030	(4)	66,462
	3,007	(4)	98,449	11,854	(5)	388,100
	8,980	(5)	294,005
	16,496	(6)	540,079
Karlyn Knieriem	462	(2)	15,126	670	(3)	21,936
	457	(3)	14,962	1,048	(4)	34,312
	1,553	(4)	50,845	6,118	(5)	200,303
	4,635	(5)	151,750
Steve Yose	5,601	(4)	183,377	5,040	(4)	165,010
	5,432	(5)	177,844	7,170	(5)	234,746
	4,124	(6)	135,020
Doug Bass	521	(2)	17,058	2,987	(3)	97,794
	2,034	(3)	66,593	1,637	(4)	53,595
	2,425	(4)	79,395	3,824	(5)	125,198
	2,897	(5)	94,848
(1)    The market value was determined by multiplying the number of units by the closing price of a share of the Company's Common Stock on September 30, 2021, which was $32.74 per share.
(2)    Represents the deferred portion of the 2020 annual incentive issued in November 2020 under the STI Plan, which are scheduled to vest November 2021. Messrs. Borrecco and Yose did not receive an STI award in fiscal year 2020.
(3)    For Messrs. Chapman and Bass and Ms. Knieriem, represents a long-term equity incentive award split 50/50 under the LTI Plan between RSUs and PSUs granted in November 2018. The RSUs vest in three equal installments, the first and second installments vested in November 2019 and 2020, respectively. The remaining installment is scheduled to vest in November 2021. The PSUs are scheduled to vest in November 2021 and are calculated based upon the Company's performance on the award's assigned performance metrics as of September 30, 2021, which was at 49.0% of target.
(4)    Represents a long-term equity incentive award under the LTI Plan split 50/50 between RSUs and PSUs granted in November 2019 for Messrs. Chapman and Bass and Ms. Knieriem; March 2020 for Mr. Borrecco; and May 2020 for Mr. Yose. The RSUs vest in three equal installments, the first installment vested in November 2020 and the remaining installments are scheduled to vest in November 2021 and 2022, respectively. For Messrs. Borrecco and Yose the restricted units vest in two equal annual installments, the first installment vested in March 2021 and May 2021, respectively with the remaining installments to vest in March 2022 for Mr. Borrecco and May 2022 for Mr. Yose. The PSUs are scheduled to vest in November 2022 and are calculated based upon the Company's performance on the award's assigned performance metrics as of September 30, 2021, which was at 45.0% of target. However, the final award may increase or decrease based on actual performance at the end of the vesting period.
(5)    Represents a long-term equity incentive award under the LTI Plan split 50/50 between RSUs and PSUs granted in November 2020. The RSUs are scheduled to vest in three equal installments, in November 2021, 2022 and 2023. The PSUs are scheduled to vest in November 2023 and are calculated based upon the Company's performance on the award's assigned performance metrics as of September 30, 2021, which was at 132.0% of target. However, the final award may increase or decrease based on actual performance at the end of the vesting period.
156-

(6)    For Mr. Borrecco, represents RSUs granted in February 2021 which are scheduled to vest equally over 4 years with 25% vesting each year starting in February 2022. For Mr. Chapman, represents RSUs granted in February 2020 which are scheduled to vest in February 2022. For Mr. Yose, represents RSUs granted in November 2020 which are scheduled to vest November 2021.
2021 Stock Vested Table
The following table sets forth information for each NEO with respect to the vesting of stock awards during fiscal year 2021, and the value realized upon such vesting. The Company has not issued stock options.

	Stock Awards (1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark Borrecco	8,064	$256,516
Peter Chapman	7,031	118,005
Karlyn Knieriem	1,905	31,495
Steve Yose	5,600	184,744
Doug Bass	5,992	99,961
(1)    Amounts shown in these columns reflect PSU and RSU awards that vested during fiscal year 2021. This does not take into consideration any shares that were withheld to cover taxes. The value realized was determined by multiplying the number of shares vested by the closing price of the Common Stock on the vest date for each NEO. See the Summary Compensation Table, Annual Cash Incentive Compensation and Long-Term Incentive Compensation sections for details on these types of awards.
Potential Payments Upon Termination or Change in Control
As noted under "Compensation Discussion & Analysis - Post-Termination Compensation" set forth below, we have entered into employment agreements with each of our NEOs that provide for payments in connection with such NEOs termination, whether in connection with a change in control or otherwise. The benefits to be provided to the current NEOs under the employment agreements upon various termination situations are described below, including a summary of payments that would have been required had a termination taken place on September 30, 2021.
Payments Made Upon Termination
The NEO's rights upon termination of his or her employment depend upon the circumstances of the termination. Central to an understanding of the rights of each NEO under the employment agreements is an understanding of the definitions of 'Cause' and 'Good Reason' that are used in those agreements. For purposes of the employment agreements:
•The Company has Cause to terminate the NEO if the NEO has engaged in any of a list of specified activities, including refusing to perform duties consistent with the scope and nature of his or her position, committing an act of gross negligence or willful misconduct resulting in or potentially resulting in economic loss or damage to the Company's reputation, conviction of a felony or other actions specified in the definition.
•The NEO may elect to terminate his or her employment for Good Reason (and thereby gain access to the benefits described below) if the Company (i) materially reduces the NEO's duties and responsibilities; (ii) transfers the NEO's primary work site to a new location that is more than 50 miles from that in effect immediately prior to such transfer; (iii) diminishes the NEO's base salary by more than 10% unless such diminution applies to all other senior executives or (iv) materially breaches the agreement.
The employment agreements require, as precondition to the receipt of the payments described below, that the NEO sign a standard form of release in which he or she waives all claims that he or she might have against us and certain associated individuals and entities. The employment agreements also include non-compete and non-solicit provisions that would apply for one year following the termination of employment, and confidentiality and non-disparagement provisions that will apply indefinitely following termination.
Payment Obligations for Termination with Cause. If an NEO is terminated for Cause, he or she is entitled to receive amounts earned during the term of employment. Such amounts include (i) unpaid base salary through the date of termination; (ii) accrued but unused paid time off ("PTO") and (iii) reimbursements of properly submitted business expenses.
Payment Obligations Upon Death, Disability or Retirement. In the event of death, disability or retirement:
•Each NEO will be entitled to receive (i) unpaid base salary through the date of termination; (ii) accrued but unused paid time off; (iii) reimbursements of properly submitted business expenses and (iv) Earned Bonus and Prorated Bonus as defined in the Agreement. Such payments will be made no later than 30 days following the termination date under our current policies.
157-

•In the case of termination due to permanent disability, the Company will continue to pay 100% of the NEO's then-current base salary for a period of 90 days following such termination.
•In the case of death, each NEO will immediately vest in all outstanding equity awards under the Company's incentive plans.
•In the case of disability or retirement (if eligibility is met), all outstanding awards will continue vesting on the vesting date(s) specified in the applicable award agreement, as if employment had not terminated and subject to continued compliance with the restrictive covenants within the Agreement.
Payment Obligations for Termination Without Cause or for Good Reason. In the event of termination without Cause or for Good Reason of an NEO, such NEO is entitled to the following amounts:
•the payment of (i) unpaid base salary; (ii) accrued but unused paid time off; (iii) reimbursements of business expenses will be made within 30 days of termination and (iv) all other accrued and vested benefits;
•the payment of Earned Bonus and Prorated Bonus will be made at the time that such bonus would have otherwise been paid had employment not been terminated;
•the cash severance payment equal to two times current salary and current target STI Plan bonus opportunity will be paid in 26 payments following termination date on the regular payment dates in accordance with normal payroll practices, subject to any adjustments in payroll cycles;
•at the Company's election (i) the continuation of benefits under the Company's group health insurance, vision and dental plans at the level provided immediately prior to termination date through the two-year anniversary date of such termination date for Messrs. Borrecco and Yose and through the one-year anniversary date for Mr. Chapman and Ms. Knieriem, at which time the NEO may be eligible to elect to continue health care and dental coverage under COBRA, or (ii) the payment to the NEO of a lump-sum cash payment equal to 12 times the monthly COBRA cost of continued health and medical coverage for as applicable, his or her covered spouse and/or dependents at the level provided immediately prior to the termination date, with such payment grossed up for applicable taxes; and
•the continued vesting of any outstanding equity awards under the Company's incentive plans on the vesting date(s) specified in the applicable award agreement, as if employment had not terminated and subject to continued compliance with the restrictive covenants within the agreement.
Payment Obligations for Termination Without Cause or for Good Reason Following a Change in Control. In the event of termination without Cause of an NEO or by an NEO for Good Reason within 24 months following a change in control, such NEO shall be entitled to the same payments and items described above under "Payment Obligations for Termination Without Cause or for Good Reason" and will be paid on a date that is no later than 60 days following the termination date. Additionally:
•the severance payment will be paid in a lump-sum (instead of in installments) and equal to two times the sum of current base salary plus current target STI Plan bonus opportunity; and
•in lieu of the continuation of benefits under the Company's group health insurance, vision and dental plans, a lump-sum cash payment equal to 24 times the monthly COBRA costs of continued health and medical coverage for Mr. Chapman and Ms. Knieriem and 12 times the monthly COBRA costs of continued health and medical coverage for Messrs. Borrecco and Yose and, as applicable, covered spouse and/or dependents at the level provided immediately prior to termination, with such payment grossed up for applicable taxes.
The table below shows potential payments to current NEOs if terminated upon death, disability or retirement, for Cause, without Cause or for Good Reason or without Cause or for Good Reason in connection with a change in control. The amounts shown assume that termination was effective as of September 30, 2021, and are estimates of the amounts that would be paid to the NEOs upon termination. All equity awards have been calculated using the closing stock price of the Company's Common Stock on September 30, 2021 of $32.74, as reported on NYSE. The actual amounts to be paid can only be determined at the actual time of an NEO's termination.

158-

Name	Type of Payment	Death ($)	Disability ($)	Retirement ($)	Termination Without Cause ($)	Termination for Cause ($)	Termination in Connection with a Change-in-Control ($)
Mark Borrecco	Compensation:
	Unpaid Base Salary (1)	$24,231	$24,231	$24,231	$24,231	$24,231	$24,231
	Accrued but unused PTO (2)	34,889	34,889	34,889	34,889	34,889	34,889
	Short-Term Incentive (3)	946,050	946,050	—	946,050	—	946,050
	90 day salary continuation (4)	—	161,538	—	—	—	—
	Severance Pay (5)	—	—	—	1,295,000	—	2,590,000
	Value of Unvested and Accelerated Equity (6):
	Restricted Share Units	1,615,784	1,615,784	—	1,615,784	—	1,615,784
	Performance Share Units (7)	1,381,661	1,364,374	—	1,364,374	—	1,381,661
	Accrued Cash Dividend Equivalents (8)	10,522	8,977	—	8,977	—	10,522
	Benefits and Perquisites:
	Benefit Continuation (9)	—	—	—	24,692	—	24,692
	Tax Gross up on Benefits and Perquisites (10)	—	—	—	7,948	—	7,948
	TOTAL	$4,013,137	$4,155,843	$59,120	$5,321,945	$59,120	$6,635,777
Peter Chapman	Compensation:
	Unpaid Base Salary (1)	$14,712	$14,712	$14,712	$14,712	$14,712	$14,712
	Accrued but unused PTO (2)	35,044	35,044	35,044	35,044	35,044	35,044
	Short-Term Incentive (3)	405,450	405,450	—	405,450	—	405,450
	90 day salary continuation (4)	—	98,077	—	—	—	—
	Severance Pay (5)	—	—	—	680,000	—	1,360,000
	Value of Unvested and Accelerated Equity (6):
	Restricted Share Units	1,005,085	1,005,085	—	1,005,085	—	1,005,085
	Performance Share Units (7)	577,632	521,188	—	521,188	—	577,632
	Accrued Cash Dividend Equivalents (8)	23,642	18,924		18,924		23,642
	Benefits and Perquisites:
	Benefit Continuation (9)	—	—	—	16,471	—	32,942
	Tax Gross up on Benefits and Perquisites (10)	—	—	—	5,302	—	10,604
	TOTAL	$2,061,565	$2,098,480	$49,756	$2,702,176	$49,756	$3,465,111
Karlyn Knieriem	Compensation:
	Unpaid Base Salary (1)	$10,904	$10,904	$10,904	$10,904	$10,904	$10,904
	Accrued but unused PTO (2)	20,231	20,231	20,231	20,231	20,231	20,231
	Short-Term Incentive (3)	211,208	211,208	—	211,208	—	211,208
	90 day salary continuation (4)	—	72,692	—	—	—	—
	Severance Pay (5)	—	—	—	456,750	—	913,500
	Value of Unvested and Accelerated Equity (6):
	Restricted Share Units	232,683	232,683	—	232,683	—	232,683
	Performance Share Units (7)	272,724	256,551	—	256,551	—	272,724
	Accrued Cash Dividend Equivalents (8)	5,860	4,094		4,094		5,860
	Benefits and Perquisites:
	Benefit Continuation (9)	—	—	—	24,170	—	48,340
	Tax Gross up on Benefits and Perquisites (10)	—	—	—	10,041	—	20,082
	TOTAL	$753,610	$808,363	$31,135	$1,226,632	$31,135	$1,735,532
159-

Name	Type of Payment	Death ($)	Disability ($)	Retirement ($)	Termination Without Cause ($)	Termination for Cause ($)	Termination in Connection with a Change-in-Control ($)
Steve Yose	Compensation:
	Unpaid Base Salary (1)	$12,981	$12,981	$12,981	$12,981	$12,981	$12,981
	Accrued but unused PTO (2)	23,017	23,017	23,017	23,017	23,017	23,017
	Short-Term Incentive (3)	298,125	298,125	—	298,125	—	298,125
	90 day salary continuation (4)	—	86,538	—	—	—	—
	Severance Pay (5)	—	—	—	562,500	—	1,125,000
	Value of Unvested and Accelerated Equity (6):
	Restricted Share Units	496,241	496,241	—	496,241	—	496,241
	Performance Share Units (7)	544,564	399,756	—	399,756	—	544,564
	Accrued Cash Dividend Equivalents (8)	5,082	3,725		3,725		5,082
	Benefits and Perquisites:
	Benefit Continuation (9)	—	—	—	14,459	—	14,459
	Tax Gross up on Benefits and Perquisites (10)	—	—	—	6,301	—	6,301
	TOTAL	$1,380,010	$1,320,383	$35,998	$1,817,105	$35,998	$2,525,770
(1)    For all types of termination listed above, each NEO would be entitled to receive base salary through the termination date and reimbursement of any business expenses. For each NEO, this amount as of September 30, 2021 is equivalent to nine days of pay due to the fiscal year payroll cycle.
(2)    For all types of termination listed above, each NEO would be entitled to receive payment for any accrued but unused PTO. For each NEO, the amount was determined as of September 30, 2021.
(3)    If employment terminates as a result of death, disability or following a change in control, each NEO will be paid their earned but unpaid STI payment.
In the case of termination as a result of retirement, as defined in the STI Plan, the NEO will be paid for earned but unpaid STI payment. Each of our NEOs did not meet the age and/or length of service requirement for retirement, as defined in the Omnibus Incentive Plan as of September 30, 2021, and therefore would forfeit such STI payment.
In the case of termination without Cause or For Good Reason, each NEO will be paid their earned but unpaid STI payment per their applicable employment agreements.
In the case of a termination for Cause, any such STI payment is forfeited.
(4)    If employment terminates as a result of a disability, each NEO will continue to be paid at 100% of his or her base salary for a period of 90 days following such termination.
(5)    In the event of a termination without Cause or for Good Reason, each NEO would be eligible to receive a cash severance payment equal to one times the sum of their base salary plus STI target paid in 26 equal installments following termination.
In the event of a termination following a change in control, each NEO would be eligible for a lump-sum severance payment equal to two times the sum of their base salary plus STI target.
(6)    In the event of termination as a result of death or following a change in control, for each NEO, all outstanding equity awards under the Omnibus Incentive Plan would immediately vest as of the date of such termination or the date of such change in control. If the award is a performance based award, vesting would occur at target.
In the event of termination as a result of disability or retirement, as defined in the Omnibus Incentive Plan, all outstanding equity awards would remain outstanding and vest on the applicable vesting date as if the NEO had remained employed through the applicable vesting date. Each of our NEOs did not meet the age and/or length of service requirement for retirement, as defined in the Omnibus Incentive Plan, in order to qualify for vesting on his or her outstanding share units.
In the event of a termination without Cause or For Good Reason, for each NEO, all outstanding equity awards would remain outstanding and vest on the applicable vesting date as if the NEO had remained employed through the applicable vesting date per their employment agreements.
In the event of a termination for Cause, for each NEO, all outstanding equity awards under the Omnibus Incentive Plan would be forfeited.
For more information on the amounts included in this line, see the tables under "2021 Outstanding Equity Awards at Fiscal Year-End Table".
160-

(7)    For PSU awards, payments upon termination as a result of death or change in control were calculated at target level and payments upon termination as a result of disability, retirement or termination without cause were calculated based upon the Company's performance as of September 30, 2021 for each award.
(8)    Equity awards issued under the Omnibus Incentive Compensation plan accrue dividend equivalents in which upon the vesting and delivery of the award in shares, the participant receives a cash payment equal to the amount of dividends paid on a share from the grant date to the delivery date and reflective of the number of shares that actually vest due to performance criteria in the case of PSUs. The amounts in the chart above were based on dividends accrued on the NEO's outstanding awards as of September 30, 2021. For termination reasons of death and change in control, the dividend equivalents for the PSUs were calculated at target and for termination reasons of disability and termination without cause the dividend equivalents were calculated based upon the award's achievement of performance metrics as of September 30, 2021.
(9)    In the event of a termination without Cause or for Good Reason, each NEO would receive a lump-sum cash payment equal to 12 times the monthly COBRA cost of continued health, vision and dental coverage. Alternatively, the Company may elect to provide continuation of coverage through the second anniversary of such termination for Messrs. Borrecco and Yose or through the first anniversary of such termination for Mr. Chapman and Ms. Knieriem.
In the event of a termination following a change in control, Mr. Chapman and Ms. Knieriem would receive a lump-sum cash payment equal to 24 times the monthly COBRA cost of continued health, vision and dental coverage and 12 times for Messrs. Borrecco and Yose.
(10)    As prescribed in the respective employment agreements and change in control agreement, each NEO's lump-sum payments for continued benefit coverage would be grossed up for applicable taxes. Such calculation of the tax gross-up in the above table is based upon a 22% federal income tax rate, 2.35% Medicare tax rate and, for Mr. Yose, a state income tax rate of 6% and for Ms. Knieriem a state income tax rate of 5%. Additionally, it was assumed that the social security wage base limit was met for all NEOs.
CEO Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is providing the following disclosure about the relationship of the annual total compensation of our employees to the annual total compensation of Mr. Borrecco, our Chief Executive Officer. We believe that the pay ratio disclosed below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

September 30, 2021
Mr. Borrecco, Chief Executive Officer, annual total compensation:	$2,970,142
Median employee annual total compensation:	53,407
Ratio Chief Executive Officer to median employee compensation:	55.6 to 1
We selected September 30, 2021 as the date on which to determine our median employee. For purposes of determining our median employee, we considered the gross taxable wages paid during fiscal year 2021, other than to Mr. Borrecco. For employees that commenced employment with the Company after October 1, 2020, we annualized their compensation. We then ranked the gross taxable wages of all employees, except for Mr. Borrecco, in a range from lowest to highest and selected the employee whose gross taxable wages represented the median of the range as our "median employee". In determining the annual total compensation of the median employee, such employee's compensation was calculated in accordance with Item 402(c)(2)(x) of Regulation S-K, as required pursuant to the SEC executive compensation disclosure rules. This calculation is the same calculation used to determine annual total compensation for purposes of the Summary Compensation Table with respect to each of the NEOs.
161-

Director Compensation
The following table provides information concerning the compensation of each non-employee director for service on our Board and Board committees in fiscal year 2021. Directors who are employed by the Company or the Bank did not receive, and will not receive, any compensation for their services as directors.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
James Brannen	$94,340	$60,000	$154,340
Frances Grieb	72,315	60,000	132,315
Thomas Henning	70,808	60,000	130,808
James Israel	56,000	60,000	116,000
Stephen Lacy	59,000	60,000	119,000
Daniel Rykhus	62,808	60,000	122,808
James Spies	64,000	60,000	124,000
(1)    The amounts in this column were paid for service through September 30, 2021.
(2)    Amounts reflect the aggregate value of Company equity-based awards comprised of RSUs issued to the non-employee directors on November 27, 2020, valued at the closing price of a share of the Company's Common Stock on the grant date, which was $17.26 per share.
The Board has adopted a directors' compensation program that provides the following compensation for non-employee members of our Board:
(1)    Represents compensation that would be paid should the Company appoint an Independent Chairperson. During fiscal year 2021, Mr. Brannen served as the Independent Board Chairperson.
(2)    In the event the Chairperson is not an independent director, the Board will appoint a Lead Independent Director. During fiscal year 2021, the Board appointed an Independent Board Chairperson.
(3)    In February 2021, the Board, upon recommendation of the Governance Committee, determined to discontinue the Executive Committee.
We also reimburse all directors for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as directors, including without limitation travel expenses in connection with their attendance in-person at Board and committee meetings.
162-

Use of Compensation Consultants
The Compensation Committee's charter authorizes it to retain advisors, including compensation consultants, to assist it in its work. The Compensation Committee believes that compensation consultants can provide important market information and perspectives that can help it determine compensation programs that best meet the objectives of our compensation policies. In selecting a consultant, the Committee evaluates the independence of the firm as a whole and of the individual advisors who will be working with the Committee. During fiscal year 2021, the Compensation Committee did not engage a compensation consultant with respect to director compensation.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of the Company’s Common Stock: (i) as of the November 22, 2021, for each executive officer identified below (the "Named Executive Officers") and for each director, director nominee, for all directors and executive officers as a group, and (ii) stockholders of the Company known to own more than 5% of the Company’s outstanding Common Stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Ownership as a Percentage of Common Stock
Named Executive Officers
Mark Borrecco (1)	8,799	*
Peter Chapman (2)	36,421	*
Karlyn Knieriem (3)	2,560	*
Steve Yose (4)	3,889	*
Doug Bass (5)	47,540	*
Directors
James Brannen (6) (7)	16,762	*
Frances Grieb (6) (8)	22,901	*
Thomas Henning (6) (9)	20,282	*
James Israel (6)	9,813	*
Stephen Lacy (6) (10)	11,762	*
Daniel Rykhus (6)	17,901	*
James Spies (6)	13,984	*
Total Executive Officers and Directors as a Group (12 persons)	212,614	*
Five Percent or Greater Stockholders
BlackRock Inc. (11)	7,879,143	14.3%
Vanguard Group Inc. (12)	5,878,581	10.7%
Macquarie Group Limited (13)	4,672,257	8.5%
Dimensional Fund Advisors LP (14)	3,354,804	6.1%
*Less than 1.0% based on the 55,118,468 total outstanding shares as of November 22, 2021.
For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days of the date of determination of ownership. Except as otherwise indicated in the notes below, all persons listed above have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Except as otherwise indicated, the address for each stockholder listed above is c/o Great Western Bancorp, Inc., 225 S. Main Ave., Sioux Falls, South Dakota 57104.
(1)    Excludes 16,129 shares of Common Stock underlying performance share units and 8,065 shares of Common Stock underlying restricted share units granted to Mr. Borrecco on March 9, 2020, and 26,072 shares of Common Stock underlying performance share units and 26,072 shares of Common Stock underlying restricted share units granted to Mr. Borrecco on November 27, 2020, and 15,215 shares of Common Stock underlying restricted share units granted to Mr. Borrecco on February 10, 2021; all of which were granted under the Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan (the "LTI Plan") and are subject to vesting.
163-

(2)    Excludes 16,496 shares of Common Stock underlying restricted share units granted to Mr. Chapman on February 10, 2020, and 4,153 shares of Common Stock underlying performance share units and 1,385 shares of Common Stock underlying restricted share units granted to Mr. Chapman on November 30, 2018, and 4,510 shares of Common Stock underlying performance share units and 3,007 shares of Common Stock underlying restricted share units granted to Mr. Chapman on November 29, 2019, and 831 shares of Common Stock underlying restricted share units granted to Mr. Chapman on November 27, 2020 in accordance with the deferral requirement of the STI Plan, and 8,980 shares of Common Stock underlying performance share units and 8,980 shares of Common Stock underlying restricted share units granted to Mr. Chapman on November 27, 2020; all of which were granted under the LTI Plan and are subject to vesting.
(3)     Excludes 1,367 shares of Common Stock underlying performance share units and 457 shares of Common Stock underlying restricted share units granted to Ms. Knieriem on November 30, 2018, and 2,328 shares of Common Stock underlying performance share units and 1,553 shares of Common Stock underlying restricted share units granted to Ms. Knieriem on November 29, 2019, and 462 shares of Common Stock underlying restricted share units granted to Ms. Knieriem on November 27, 2020 in accordance with the deferral requirement of the STI Plan, and 4,635 shares of Common Stock underlying performance share units and 4,635 shares of Common Stock underlying restricted share units granted to Ms. Knieriem on November 27, 2020; all of which were granted under the LTI Plan and are subject to vesting.
(4)    Excludes 11,201 shares of Common Stock underlying performance share units and 5,601 shares of Common stock underlying restricted share units granted to Mr. Yose on May 11, 2020, and 5,432 shares of Common Stock underlying performance share units and 5,432 shares of Common Stock underlying restricted share units and 4,124 shares of Common Stock underlying restricted share units granted to Mr. Yose on November 27, 2020; all of which were granted under the LTI Plan and are subject to vesting.
(5)     Excludes 6,096 shares of Common Stock underlying performance share units and 2,034 shares of Common Stock underlying restricted share units granted to Mr. Bass on November 30, 2018, and 3,637 shares of Common Stock underlying performance share units and 2,425 shares of Common Stock underlying restricted share units granted to Mr. Bass on November 29, 2019, and 521 shares of Common Stock underlying restricted share units granted to Mr. Bass on November 27, 2020 in accordance with the deferral requirement of the STI Plan, and 2,897 shares of Common Stock underlying performance share units and 2,897 shares of Common Stock underlying restricted share units granted to Mr. Bass on November 27, 2020; all of which were granted under the LTI Plan and are subject to vesting. Mr. Bass retired from the Company and the Bank as of December 31, 2020.
(6)    Shares beneficially owned include shares of Common Stock underlying restricted share units granted to each of the identified directors under the Great Western Bancorp, Inc. 2014 Non-Employee Director Plan and which vested immediately upon grant, but have no stockholder voting rights until such shares are delivered.
(7)    Includes 5,000 shares of Common Stock held directly by Mr. Brannen.
(8)    Includes 5,000 shares of Common Stock held directly by Ms. Grieb.
(9)    Includes 8,520 shares of Common Stock held by Mr. Henning through Henning Investments LLC.
(10)    Includes 1,949 shares of Common Stock held directly by Mr. Lacy.
(11)    Based solely on information obtained from a Schedule 13G/A filed by BlackRock, Inc. ("BlackRock") with the SEC on January 26, 2021 reporting beneficial ownership as of December 31, 2020. According to this report, BlackRock's business address is 55 East 52nd Street, New York, NY 10055. BlackRock has indicated that it holds shares of our Common Stock together with certain of its subsidiaries. BlackRock has sole voting power with respect to 7,879,143 of these shares and sole dispositive power with respect to 7,879,143 of these shares.
(12)    Based solely on information obtained from a Schedule 13G/A filed by The Vanguard Group Inc. ("Vanguard") with the SEC on February 10, 2021 reporting beneficial ownership as of December 31, 2020. According to this report, Vanguard's business address is 100 Vanguard Blvd., Malvern, PA 19355. Vanguard has indicated that it holds shares of our Common Stock together with certain of its subsidiaries. Vanguard has sole voting power with respect to 0 of these shares, shared voting power with respect to 54,972 of these shares, sole dispositive power with respect to 5,774,584 shares and shared dispositive power with respect to 103,997 of these shares.
(13)    Based solely on information obtained from a Schedule 13G/A filed by Macquarie Group Limited ("Macquarie") with the SEC on February 12, 2021 reporting beneficial ownership as of December 31, 2020. According to this report, Macquarie's business address is 50 Martin Place, Sydney, New South Wales, Australia. Macquarie indicated that it holds shares of our Common Stock together with certain subsidiaries. Certain Macquarie subsidiaries have sole voting power with respect to 4,651,363 of these shares and sole dispositive power with respect to 4,651,363 of these shares.
164-

(14)    Based solely on information obtained from a Schedule 13G filed by Dimensional Fund Advisors LP ("Dimensional") with the SEC on February 12, 2021 reporting beneficial ownership as of December 31, 2020. According to this report, Dimensional's business address is Building One, 6300 Bee Cave Road, Austin, TX 78746. Dimensional indicated that it holds shares of our Common Stock together with certain of its subsidiaries. Dimensional has sole voting power with respect to 3,258,422 of these shares and sole dispositive power with respect to 3,354,804 of these shares.
On September 16, 2021, the Company and FIBK announced the execution of an Agreement and Plan of Merger. Pursuant to the terms and subject to the conditions set forth therein, the Company will merge with and into FIBK, with FIBK continuing as the surviving entity. The transaction will result in a change in control of the Company.
In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5 under the caption "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans" in this Annual Report on Form 10-K.
165-

Compensation Committee Report
The Compensation Committee has reviewed and discussed the Company's Compensation Discussion & Analysis with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion & Analysis be included in this Annual Report on Form 10-K and such other filings with the SEC as may be appropriate.

Compensation Committee

Daniel Rykhus, Chairperson
Stephen Lacy
James Spies

166-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
We, our Bank or one of our other subsidiaries may occasionally enter into transactions with certain “related persons.” Related persons include our executive officers, directors, nominees for director, 5% or more beneficial owners of our Common Stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. We generally refer to transactions with these related persons as “related party transactions.”
Related Party Transaction Policy
Our Board has adopted a written policy governing the review and approval of transactions with related parties that will or may be expected to exceed $120,000 in any fiscal year. The policy calls for the related party transactions to be reviewed and, if deemed appropriate, approved by our Audit Committee. Upon determination by the General Counsel of the Company that a transaction requires review under the policy, the material facts are to be presented to the Audit Committee. In determining whether or not to approve a related party transaction, our Audit Committee will take into account, among relevant other factors, whether the related party transaction is in our best interests, whether it involves a conflict of interest and the commercial reasonableness of the transaction. In the event a member of our Audit Committee is not disinterested with respect to the related party transaction under review, that member may not participate in the review, approval or ratification of that related party transaction.
Certain decisions and transactions are not subject to the related party transaction approval policy, including: (i) decisions on compensation or benefits relating to directors or executive officers and (ii) loans from our Bank or other indebtedness owing to us made in the ordinary course of business, on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to us and not presenting more than the normal risk of collectability or other unfavorable features. During fiscal year 2021, there were no related party transactions requiring review and approval of the Audit Committee.
Other Related Party Transactions
In the ordinary course of our business, we or our Bank have engaged and expect to continue engaging in ordinary banking transactions with our directors, executive officers, their immediate family members and companies in which they may have a 5% or more beneficial ownership interest, including loans to such persons. Any loan to a related party was made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans made to persons who were not related to us. These loans do not involve more than the normal credit collection risk and do not present any other unfavorable features. Additional information regarding the Company's director independence is found under Item 10 of this Annual Report on Form 10-K under the caption "Independent Directors".
167-

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees billed by Ernst & Young LLP for the audit of the Company’s annual consolidated financial statements and internal control over financial reporting for the fiscal years ended September 30, 2021 and 2020, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	September 30, 2021	September 30, 2020
Audit Fees ¹	$1,460,300	$1,631,250
Audit Related Fees ²	121,300	113,600
Expenses	25,000	25,000
Total	$1,606,600	$1,769,850
(1)    For fiscal year 2021, audit fees include $1,307,100 for audit of financial statements and services related to SEC filings and an estimated $153,200 for accounting consultation and other work related to the integrated audit. For fiscal year 2020, audit fees include $1,284,000 for audit of financial statements and services related to SEC filings and an estimated $234,750 for accounting consultation and other work related to the integrated audit and $112,500 for comfort letter.
(2)    For fiscal year 2021, represents estimated fees for U.S. Department of Housing and Urban Development compliance audit ($61,800), Mortgage Electronic Reporting Systems compliance reporting ($16,900), Uniform Single Attestation Program for Mortgage Bankers compliance reporting ($21,400), agreed upon procedures related to the Colorado Public Deposit Protection Act ($11,200) and reverse due diligence work related to the potential First Interstate BancSystem, Inc. transaction ($10,000). For fiscal year 2020, represents fees for U.S. Department of Housing and Urban Development compliance audit ($60,000), Mortgage Electronic Reporting Systems compliance reporting ($16,400), Uniform Single Attestation Program for Mortgage Bankers compliance reporting ($20,800), FDIC compliance audit ($5,500) and agreed upon procedures related to the Colorado Public Deposit Protection Act ($10,900).
Pre-Approval of Audit and Non-Audit Services
The Audit Committee Charter requires the pre-approval of all fees and services to be provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Company's independent registered public accounting firm must confirm to the Audit Committee that any proposed services to be provided do not impair their independence. The Audit Committee has sole authority, without action by the Board, for the review and approval of such services and fees. In fiscal year 2021 and 2020, all such fees and services were pre-approved by the Audit Committee in accordance with these procedures.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)    The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K under the caption "Item 8. Financial Statements and Supplementary Data" and are incorporated herein by reference.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - September 30, 2021 and 2020
Consolidated Statements of Income - Fiscal Years Ended September 30, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income - Fiscal Years Ended September 30, 2021, 2020 and 2019
Consolidated Statements of Stockholders' Equity - Fiscal Years Ended September 30, 2021, 2020 and 2019
Consolidated Statements of Cash Flows - Fiscal Years Ended September 30, 2021, 2020 and 2019
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
168-

Exhibit Number	Description
2.1	Purchase and Assumption Agreement (Whole Bank, All Deposits), dated as of June 4, 2010, among Federal Deposit Insurance Corporation, Receiver of TierOne Bank, Lincoln, Nebraska, Federal Deposit Insurance Corporation and Great Western Bank (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

2.2	Agreement and Plan of Merger, dated as of September 15, 2021, by and between Great Western Bancorp, Inc. and First Interstate BancSystem, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on September 15, 2021 (file No. 001-36688))

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.2	Indenture, dated as of December 17, 2003, between Great Western Bancorporation, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.3	Guarantee Agreement, dated as of December 17, 2003, between Great Western Bancorporation, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.4	First Supplemental Indenture dated October 17, 2014, between Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

4.5	Amended and Restated Declaration of Trust of Great Western Statutory Trust IV, dated December 17, 2003 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.6	Indenture, dated as of March 10, 2006, between Great Western Bancorporation, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.7	Guarantee Agreement, dated as of March 10, 2006, between Great Western Bancorporation, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.8	First Supplemental Indenture, dated as of October 17, 2014, among Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association, successor to LaSalle Bank National Association (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

4.9	First Supplemental Indenture, among Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.10	Amended and Restated Declaration of Trust of GWB Capital Trust VI, dated as of March 10, 2006 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.11	Indenture, dated as of June 1, 2005, between Sunstate Bancshares, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.12	Guarantee Agreement, dated as of June 1, 2005, between Sunstate Bancshares, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.17 to Amendment No. 1 to the Registration Statement on form S-1 filed by Great Western Bancorp, Inc. on September 25, 2014 (File No. 333-198458))

4.13	First Supplemental Indenture, dated as of May 10, 2007, between Great Western Bancorporation, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.14	Second Supplemental Indenture, dated October 17, 2014, between Great Western Bancorporation, Inc., Great Western Bancorp, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

169-

Exhibit Number	Description
4.15	Amended and Restated Declaration of Trust of Sunstate Bancshares Trust II, dated as of June 1, 2005 (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on August 28, 2014 (File No. 333-198458))

4.16	Subordinated Note Purchase Agreement, dated July 31, 2015, between Great Western Bancorp, Inc. and the Note Purchasers identified on Schedule I thereto, and any assignees thereof, including the form of Subordinated Note issued to each of such Purchasers (incorporated by reference to Exhibit 4.19 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed by Great Western Bancorp, Inc. on December 11, 2015 (File No. 001-36688))

4.17	First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust III trust preferred securities) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016 (File No. 001-36688))

4.18	First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust IV trust preferred securities) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016 (File No. 001-36688))

4.19	First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust VI trust preferred securities) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016 (File No. 001-36688))

4.20	First Supplemental Indenture, dated as of May 13, 2016, among Great Western Bancorp, Inc., HF Financial Corp., and Wilmington Trust Company, as Trustee (relating to the HF Financial Capital Trust V trust preferred securities) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on May 16, 2016 (File No. 001-36688))

4.21	Description of Securities Registered Under Section 12 of the Securities Exchange Act (incorporated by reference to Exhibit 4.21 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed by Great Western Bancorp, Inc. on November 27, 2019 (File No. 001-36688))

10.1 *	Employment Agreement, dated February 6, 2020, between Great Western Bancorp, Inc. and Mark Borrecco (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on February 11, 2020 (File No. 001-36688))

10.2 *	Employment Agreement, dated December 15, 2017, between Great Western Bancorp, Inc. and Peter Chapman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on December 18, 2017 (File No. 001-36688))

10.3 *	Amended and Restated Employment Agreement, dated August 5, 2019, between Great Western Bancorp, Inc. and Doug Bass (incorporated by reference to Exhibit 10.1 to the Current Report on the Form 8-K filed by Great Western Bancorp, Inc. on August 9, 2019 (File No. 001-36688))

10.4 *	Employment Agreement, dated as of June 15, 2018, between Great Western Bancorp, Inc. and Karlyn M. Knieriem (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on July 25, 2018 (File No. 001-36688))

10.5 *	Employment Agreement, dated April 20, 2020, between Great Western Bancorp, Inc. and Steve Yose (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on April 22, 2020 (File No. 001-36688))

10.6 *	Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed by Great Western Bancorp, Inc. on December 23, 2020 (File No. 001-36688))

10.7 *	Great Western Bancorp, Inc. 2014 Non-Employee Director Plan (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed by Great Western Bancorp, Inc. on December 23, 2020 (File No. 001-36688))

10.8 *	Great Western Bancorp, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed by Great Western Bancorp, Inc. on December 12, 2014 (File No. 001-36688))

10.9 *	Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.10 *	Form of Great Western Bancorp, Inc. 2014 Omnibus Incentive Compensation Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.11 *	Form of Great Western Bancorp, Inc. 2014 Non-Employee Director Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 9, 2014 (File No. 333-198458))

170-

Exhibit Number	Description
10.12 *	Form of Great Western Bancorp, Inc. 2014 Non-Employee Director Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Great Western Bancorp, Inc. on October 3, 2014 (File No. 333-198458))

10.13 *	Great Western Bancorp, Inc. Clawback Policy (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Great Western Bancorp, Inc. on August 1, 2016 (File No. 001-36688))

10.14 *	Great Western Bancorp, Inc. Retirement and Separation Agreement between Great Western Bancorp, Inc. and Douglas Bass (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Great Western Bancorp, Inc. on October 21, 2020 (File No. 001-036688))

11.1	Statement regarding Computation of Per Share Earnings (included as Note 24 to the registrant's audited consolidated financial statements)

21.1 **	Subsidiaries of Great Western Bancorp, Inc.

23.1 **	Consent of Ernst & Young LLP

24.1 **	Powers of Attorney (included on signature pages)

31.1 **	Rule 13a-14(a) Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	Rule 13a-14(a) Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Section 1350 Certification of Chief Executive Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Section 1350 Certification of Chief Financial Officer of Great Western Bancorp, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

104 ***	Cover Page Interactive Data File (embedded within the inline XBRL document)

* Indicates management contract or compensatory plan

** Filed herewith

*** Furnished, not filed
171-

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Western Bancorp, Inc.
Date: November 24, 2021	By:	/s/ Mark Borrecco
	Name:	Mark Borrecco
	Title:	President and Chief Executive Officer

172-

The undersigned directors and officers do hereby constitute and appoint Mark Borrecco and Peter Chapman and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended September 30, 2021, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of November, 2021.

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

173-